Form 10QSB
period 1997-04-30
BEA SYSTEMS INC
filed 1997-06-13
CIK 1031798

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES ACT OF 1934

                         FOR THE QUARTER ENDED APRIL 30, 1997

                                       0-22369
                               COMMISSION FILE NUMBER


                                  BEA SYSTEMS, INC.
          (Exact name of small business issuer as specified in its charter)

               DELAWARE                             77-0394711
    (State or Other Jurisdiction of             (I.R.S. Employer
    Incorporation or Organization)            Identification Number)


                 385 MOFFETT PARK DRIVE, SUNNYVALE, CALIFORNIA  90489
                       (Address of Principal Executive Office)


                                    (408) 743-4000
                             (Issuer's telephone number)


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No__X___

The number of shares outstanding of each of the issuer's classes of common equity, as of June 1, 1997 was: Common Stock, 25,077,239 shares; Class B Common Stock, 30,475,881 shares.

                                  BEA SYSTEMS, INC.
                                     FORM 10-QSB
                             QUARTER ENDED APRIL 30, 1997


                                       CONTENTS


PART I-FINANCIAL INFORMATION                                               PAGE

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of April 30, 1997
          and January 31, 1997                                               3

        Condensed Consolidated Statements of Operations for
          the Three Months Ended April 30, 1997 and 1996                     4

        Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended April 30, 1997 and 1996                         5

        Notes to Condensed Consolidated Financial Statements               6-8

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       9-13


PART II-OTHER INFORMATION

Item 1. Legal Proceedings                                                   14

Item 2. Changes in Securities                                               14

Item 3. Defaults Upon Senior Securities                                     14

Item 4. Submission of Matters to a Vote of Security Holders                 14

Item 5. Other Information                                                   14

Item 6. Exhibits and Reports on Form 8-K                                    14


Signatures                                                                  15

                                  BEA SYSTEMS, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In thousands)


                                                     April 30,    January 31,
                                                       1997          1997
                                                    (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                           $6,541        $3,283
  Accounts receivable, net of allowance
   for doubtful accounts of $1,200 at
   April 30, and $1,095 at January 31, 1997           30,675        24,778
  Other current assets                                 8,085         3,083
                                                    --------      --------
     Total current assets                             45,301        31,144
Property and equipment, net                            6,900         6,648
Acquired intangible assets, net                       18,715        17,226
Other assets                                           2,444         2,955
                                                    --------      --------
     Total assets                                    $73,360       $57,973
                                                    ========      ========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Borrowings under line of credit                     $4,455        $9,050
  Accounts payable                                     3,838         3,488
  Accrued payroll and related liabilities              7,210         6,597
  Accrued sales tax                                    2,277         1,573
  Other accrued liabilities                            8,382         6,357
  Other current liability                              7,986           -
  Deferred revenue                                     8,315         8,697
  Current portion of long-term debt
   & capital lease obligations                        25,462        28,180
                                                    --------      --------
    Total current liabilities                         67,925        63,942

Long-term debt and capital lease obligations          50,012        49,540
Commitments                                              -             -
Series B redeemable convertible preferred stock,         -          20,780

Stockholders' deficit:
 Series A preferred stock                                -              17
 Common stock                                             25            11
 Class B common stock                                     30            -
 Additional paid-in capital                           84,461        32,335
 Notes receivable from stockholders                     (544)         (544)
 Deferred compensation                                  (784)         (845)
 Cumulative translation adjustment                       211            74
 Accumulated deficit                                (127,976)     (107,337)
                                                    --------      --------

Stockholders' deficit                                (44,577)      (76,289)
                                                    --------      --------
 Total liabilities and stockholders' deficit        $ 73,360      $ 57,973
                                                    ========      ========


                         See accompanying notes

                             BEA SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except for per share data)
                               (Unaudited)


                                                Three months ended
                                                    April 30,
                                                 1997       1996
Revenues
  License                                      $24,478     $5,484
  Service                                        5,911      1,367
                                              --------   --------
    Total revenues                              30,389      6,851
                                              --------   --------

Cost of revenues
  License                                        3,181      2,036
  Service                                        3,854        458
                                              --------   --------
    Total cost of revenues                       7,035      2,494
                                              --------   --------

Gross margin                                    23,354      4,357

Operating expenses
  Research and development                       5,143      3,097
  Sales and marketing                           15,917      3,912
  General and administrative                     3,611      2,579
  Write-off of in-process research
   and development                              16,000     60,948
                                              --------   --------
    Total operating expenses                    40,671     70,536
                                              --------   --------
Loss from operations                           (17,317)   (66,179)

Other income (expense)                            (517)      (117)
Interest expense                                (1,965)    (1,117)
                                              --------   --------

Loss before provision for income taxes         (19,799)   (67,413)
Provision for income taxes                         572         38
                                              --------   --------

Net loss                                      $(20,371)  $(67,451)
                                              ========   ========
Pro forma net loss per share
  Net loss per share                            $(0.40)    $(1.35)
                                              ========   ========
  Shares used in computing pro forma
   net loss per share                           50,710     50,013
                                              ========   ========

                          See accompanying notes

                              BEA SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                Three months ended
                                                    April 30,
                                                 1997       1996
OPERATING ACTIVITIES
Net Loss                                       $(20,371)   $(67,451)
Adjustments to reconcile net loss to cash
 used in operating activities:
   Depreciation                                     583         829
   Amortization of deferred compensation             61         -
   Loss on sale of assets                           255         -
   Amortization of intangible assets
    acquired and write-off of in process
    research and development                     18,660      62,871
   Changes in assets and liabilities:
    Accounts receivable                          (5,897)     (1,154)
    Prepaid expenses and other current assets       748        (408)
    Other assets                                    511        (250)
    Accounts payable                                350          97
    Accrued payroll and related liabilities         613         635
    Other accrued liabilities                     1,569          22
    Sales & use taxes payable                       704         184
    Other current liabilities                    (2,849)        -
    Deferred revenue                               (382)        837
                                                -------     -------
Net cash used in operating activities            (5,442)     (3,788)
                                                -------     -------

INVESTING ACTIVITIES
Acquisition of property and equipment               (79)       (791)
                                                -------     -------
Net cash used in investing activities               (79)       (791)
                                                -------     -------

FINANCING ACTIVITIES
Net payments on line of credit                   (4,595)        -
Proceeds from long term debt                      3,500         845
Payments on long term debt and capital
 lease obligations                              (16,014)        -
Proceeds from issuances of stock                 25,754       5,001
                                                -------     -------
Net cash provided by financing activities         8,645       5,846
                                                -------     -------
Net increase in cash and cash equivalents         3,121       1,267
Cumulative translation adjustment                   137         -
Cash and cash equivalents at the beginning
 of the period                                    3,283       4,549
                                                -------     -------
Cash and cash equivalents at end of period      $ 6,541     $ 5,816
                                                =======     =======
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                          $ 1,762     $    -
                                                =======     =======
Cash paid for income taxes                      $    76     $    -
                                                =======     =======
Notes issued to acquire businesses              $13,985     $77,301
                                                =======     =======
Line of credit converted to common stock        $ 4,561     $    -
                                                =======     =======
Incurrence of capital lease obligations
  related to acquisition of equipment           $   580     $    -
                                                =======     =======

                                  BEA SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements of BEA Systems, Inc. (the "Company"), include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements for the fiscal year ended January 31, 1997 included in the Company's Registration Statement on Form SB-2 (Registration Statement File No. 333-20791) and related prospectus for the Company's initial public offering of its Common Stock, which was completed in April, 1997.

The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


Note 2.  Net Loss Per Share

Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding during the period.
Common stock equivalents relating to stock options, the convertible preferred stock and the convertible line of credit are excluded from the computation as their effect is antidilutive. However, for the quarter ended April 30,1996, the calculation includes those common equivalent shares required by the Securities and Exchange Commission's staff accounting bulletins and guidelines. Per share information calculated on the above noted basis is as follows:
                                                             Three months ended
                                                                  April 30,
                                                               1997       1996
Net loss per share                                           $(1.02)    $(2.44)
                                                             =======    =======
Shares used in calculating net loss per share (in thousands)  20,323     27,822
                                                             =======    =======

For the quarter ended April 30, 1996, the pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than twelve months prior to the initial public offering and converted upon completion of the offering.

For the quarter ended April 30, 1997, the pro forma net loss per share gives effect to common equivalent shares from the convertible preferred stock and the convertible line of credit.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (EPS). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary EPS computed in accordance with Accounting Principle Board Opinion No. 25 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic loss per share for the three months ended April 30, 1997 would be unchanged from the loss per share of $1.02 presented above. For the quarter ended April 30, 1996, the basic loss per share under the new requirements would be $8.15 based on weighted average shares outstanding of 8,289,000.

                                  BEA SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Transaction with Digital Equipment Corporation ("DEC")

On March 26, 1997, the Company completed an agreement with DEC to acquire exclusive worldwide rights to MessageQ, ObjectBroker and other related products from DEC. The purchase price (including direct acquisition costs) was approximately $19.8 million. Of the aggregate consideration for the products, $5 million is payable in cash ($2 million was paid during the quarter ended April 30, 1997, and $3 million is due on June 20, 1997), and aggregate payments of $17 million pursuant to a convertible promissory note. Interest was imputed at 8% which results in the recorded liability of approximately $14 million. The promissory note provides for payments of $2 million, $4 million and $11 million payable on or before February 1, 1998, 1999 and 2000, respectively. Each installment may be converted into shares of the Company's Common Stock, at the option of DEC, at a conversion price of $9.00, $10.80 and $15.00 per share, respectively. Of the final installment of $11 million, only $5 million is convertible. In addition, the Company has granted DEC a warrant to purchase 500,000 shares of Common Stock at a price of $6.00 per share, exerciseable for a one year period, commencing in October, 1997.

Note 4. Initial Public Offering

During the quarter ended April 30, 1997, the Company successfully completed its initial public offering (the "Offering"). The Offering generated net proceeds of approximately $25.6 million from the sale of 5,000,000 shares of Common Stock. Subsequent to the end of the quarter, the Company's underwriters exercised a portion of the over-allotment option, generating net proceeds of approximately $2.1 million from the sale of 372,633 shares of Common Stock. The proceeds from the Offering have been used to fund scheduled payments on the Novell note payable, reduce the balance of the revolving credit arrangement, and fund operating activities.

Concurrent with the closing of the Offering, the holders of all of the Series A and Series B Preferred Stock converted their shares into the Company's Common Stock and Class B Common Stock. The conversion of the Series A and Series B Preferred Stock and the convertible line of credit resulted in the issuance of 7,870,000 shares of Common Stock and 30,475,881 shares of Class B Common Stock.

                                  BEA SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5. Notes Payable and Capital Lease Obligations

Notes Payable and capital lease obligations consist of the following:

                                                      April 30,    January 31,
                                                        1997          1997
Subordinated notes payable to founders of an acquired
 company. The notes were due upon the completion of
 the initial public offering, and were paid on May 1,
 Accrued interest of $524 and $430 was included
 at April 30, 1997 and January 31, 1997, respectively. $ 4,683       $ 4,589

Note payable to Novell                                  54,505        69,900

Note payable to DEC (See Note 3). The balance at April
 30, 1997 includes accrued interest of $109.            14,094            -

Credit arrangement from the Company's majority stock-
 holder. During the quarter ended April 30, 1997, an
 additional $3.5 million was borrowed. Upon the
 completion of the public offering, the aggregate
 principal balance of $4.5 million plus the accrued
 interest of approximately $61,000 was converted into
 817,334 shares of Common Stock.                            -          1,000

Note payable to the former shareholders of Bay
 Technologies Pty., Ltd.                                   820           928

Other notes payable                                         38            79

Capital lease obligations                                1,334         1,004
                                                       -------       -------
                                                        75,474        77,720
Less amounts due within one year                       (25,462)      (28,180)
                                                       -------       -------

Long-term debt and capital lease obligations           $50,012       $49,540
                                                       =======       =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2(REGISTRATION STATEMENT FILE NO. 333-20791) AND RELATED PROSPECTUS FOR THE COMPANY'S INITIAL PUBLIC OFFERING OF ITS COMMON STOCK, WHICH WAS COMPLETED IN APRIL, 1997. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING THE SUFFICIENCY OF THE COMPANY'S CURRENT CASH BALANCES, BORROWINGS AVAILABLE UNDER ITS LINES OF CREDIT, CASH FLOW FROM OPERATIONS TO MEET ITS WORKING CAPITAL REQUIREMENTS AND FUTURE AMORTIZATION AND OTHER EXPENSE LEVELS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE RISKS AND UNCERTAINTIES SUCH AS DIFFICULTY IN INTEGRATING NEW OR RECENTLY ACQUIRED BUSINESSES OR PRODUCTS, LACK OF MARKET ACCEPTANCE OF COMMERCIAL MIDDLEWARE TECHNOLOGY AND SOLUTIONS, DELAYS IN CUSTOMER ORDERS, COMPETITION FROM NEW OR EXISTING COMMERCIAL MIDDLEWARE PROVIDERS OR IN-HOUSE SOLUTIONS, EXPENSES AND NON-CASH CHARGES IN CONNECTION WITH ACQUISITIONS, FAILURE TO EFFECTIVELY MANAGE ANTICIPATED GROWTH, FAILURE TO RAISE CASH SUFFICIENT TO SATISFY FUTURE PAYMENT OBLIGATIONS AND CAPITAL NEEDS AND IMPAIRMENT OF THE VALUE OF CAPITALIZED INTANGIBLE ASSETS. READERS SHOULD ALSO REFER TO THE RISK DISCLOSURES OUTLINED IN BEA'S REGISTRATION STATEMENT (NO. 333-20791) FILED IN CONNECTION WITH ITS IPO. ALL FORWARD-LOOKING STATEMENTS AND REASONS WHY RESULTS MIGHT DIFFER INCLUDED IN THIS FORM 10-QSB ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO BEA AS OF THE DATE HEREOF, AND BEA ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT OR REASON WHY RESULTS MIGHT DIFFER.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE QUARTERS ENDED APRIL 30, 1997 AND
1996

The Company acquired TUXEDO from Novell during the quarter ended April 30, 1996. During the remainder of the year ended January 31, 1997, the Company acquired additional technologies as well as acquired and further established distribution channels for the Company's products and services. Therefore, the Company's operations have experienced significant growth.

Revenues

The Company's revenues are derived primarily from fees for software licenses and to a lesser extent from services. The Company's revenues were $30.4 million and $6.9 million for the fiscal quarters ended April 30, 1997 and 1996, respectively.

International revenues, which the Company defines as revenues from sales to customers outside the United States, accounted for 51% and 15% of total revenues in the fiscal quarters ended April 30, 1997 and 1996, respectively. The increase was due primarily to the Company's opening of local subsidiaries throughout Europe and Asia as well as its acquisition of USL France in May
1996.

License Revenues. License revenues were $24.5 million and $5.5 million for the fiscal quarters ended April 30, 1997 and 1996, respectively, representing 81% and 80% of total revenues in the respective periods. The increase in dollar amount was primarily due to the impact of the acquisitions as well as additional market acceptance of BEA TUXEDO and related products.

Service Revenues. Service revenues were $5.9 million and $1.4 million for the fiscal quarters ended April 30, 1997 and 1996, respectively, representing 19% and 20% of total revenues in the respective periods. The increase in dollar amount was primarily due to the increase in consulting, training and maintenance fees associated with the increased sales of the Company's software licenses.

Cost Of Revenues

Cost of Licenses. Cost of licenses consists primarily of amortization of certain intangible assets related to acquisitions as well as product media, product duplication and shipping. Cost of licenses totaled $3.2 million and $2.0 million for the fiscal quarters ended April 30, 1997 and 1996, respectively, representing 13% and 37% of license revenues, respectively. The increase in absolute dollars was due primarily to the Company's acquisitions and the amortization of intangibles related to those acquisitions. The decrease as a percentage of revenues was due primarily to the substantial increase in license revenues during the period. Amortization of intangible assets resulted from certain acquisitions during the fiscal years ended January 31, 1997 and 1996; and the acquisition of certain software products developed by Digital in the quarter ended April 30, 1997. Amortization of certain intangible assets included in cost of licenses totaled $2.6 million and $1.6 million in the fiscal quarters ended April 30, 1997 and 1996, respectively. In the future, amortization of intangible assets acquired through April 30, 1997 is expected to total $2.8 million per quarter for the rest of the fiscal year ending January 31, 1998; $6.6 million for the fiscal year ended January 31, 1999; and $2.4 million for the remaining balance of intangible assets through the fiscal year ended January 31, 2002. To the extent future events result in the impairment of any capitalized intangible assets, these amortization expenses would be accelerated.

Cost of Services. Cost of services consists primarily of personnel-related costs incurred in providing consulting services, training and maintenance to customers. Cost of services were $3.9 million and $458,000 for the fiscal quarters ended April 30, 1997 and 1996, respectively, representing 65% and 33% of total service revenues for each period, respectively. The increase in absolute dollars was due primarily to the Company's growing customer base and increased operating activity resulting from such growth. The increase in costs as a percentage of related service revenues for the fiscal quarter ended April 30, 1997 over the same period in 1996 is the result of the hiring of additional consulting and support personnel in response to an anticipated increase in the number of customers. The Company has also invested substantial resources in a worldwide Customer Support organization to provide a high level of maintenance service to the Company's customers.

Operating Expenses

Research and Development. Research and development expenses include engineering personnel and related expenses, as well as consulting costs associated with new product development and enhancement of existing products. Research and development expenses were $5.1 million and $3.1 million for the fiscal quarters ended April 30, 1997 and 1996, respectively, representing 17% and 45% of total revenues in each period, respectively. The increase in dollar amount was due to an increase in personnel and related expenses, including a significant increase in such expenses resulting from the acquisition of TUXEDO. The decrease in research and development expenses as a percentage of total revenues was primarily due to the substantial increase in revenues. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to commit substantial resources to product development and engineering in future periods.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, direct mail, seminars, public relations, trade shows, travel and other related selling and marketing expenses. Sales and marketing expenses were $15.9 million and $3.9 million for the fiscal quarters ended April 30, 1997 and 1996, respectively, representing 52% and 57% of total revenues for each period, respectively. The increase in absolute dollars was due primarily to the expansion of the Company's direct sales force and an increase in marketing personnel and activities. The Company believes that the dollar amount of sales and marketing expenses will continue to increase as the Company expands its sales and marketing organization.


General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources, information technology and general management, as well as amortization of goodwill related to certain acquisitions. General and administrative expenses were $3.6 million and $2.6 million for the fiscal quarters ended April 30, 1997 and 1996, respectively, representing 12% and 38% of total revenues for each period, respectively. The increase in dollar amount was attributed to the expansion of the Company's general and administrative staff and associated expenses necessary to manage and support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the substantial increase in revenues. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the future as the Company expands its staffing and incurs higher costs associated with being a public company. Amortization of goodwill totaled $57,000 and $47,000 in the quarters ended April 30, 1997 and 1996, respectively. Amortization of goodwill is expected to total $77,300 per quarter for the rest of the fiscal year ending January 31, 1998 and $1.0 million for the remaining balance of intangible assets through the fiscal year ended January 31, 2003. To the extent future events result in the impairment of goodwill, these amortization expenses would be accelerated.

Write-Off of In-Process Research and Development. As a result of the acquisitions of TUXEDO from Novell in the quarter ending April 30, 1996 and MessageQ, ObjectBroker and other related products from Digital Equipment Corp. in the quarter ending April 30, 1997, the Company has acquired a number of projects and products that had not reached technological feasibility at the date of purchase. Accordingly, such costs ($16.0 million in the current quarter and $60.9 million in the quarter ended April 30, 1996) were included in research and development expense in the period incurred. There can be no assurance that the Company will be successful in completing the development of such in-process research and development or that development efforts will result in viable products.


Provision For Income Taxes

The Company has experienced operating losses to date. The Company has incurred income tax expense of $572,000 and $38,000 for the fiscal quarters ended April 30, 1997 and 1996, respectively. The income tax expense is comprised primarily of foreign withholding tax and, to a lesser extent, foreign income tax expense incurred as a result of local country profits.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, and acquisitions of subsidiaries and the distribution rights to TUXEDO, primarily through a public sale of securities of approximately $26 million, the private sale of equity securities of approximately $51 million, notes payable of approximately $95 million, equipment financing under capital leases of approximately $1.6 million, borrowings under a revolving credit arrangement, and an unsecured credit arrangement of approximately $4.5 million with the Company's majority stockholder.

During the quarter ended April 30, 1997, the Company successfully completed its initial public offering of securities. The offering generated net proceeds of approximately $25.6 million from the sale of 5,000,000 shares of Common Stock. Subsequent to the end of the quarter, the underwriters exercised a portion of their over-allotment option, generating additional net proceeds of approximately $2.1 million from the sale of 372,633 shares of Common Stock. The proceeds from the offering have been used to fund scheduled payments on the Novell note payable, reduce the balance of the revolving credit arrangement, and fund operating activities.

Under the terms of the revolving credit arrangement, the Company has the ability to borrow up to $20 million and borrowing availability is based on a percentage of certain accounts receivable. At April 30, 1997, the Company had borrowed approximately $4.5 million and had an additional borrowing capability of $3.9 million. The credit arrangement is collateralized by the assets of the Company. The credit arrangement bears interest at the LIBOR rate plus 5.125% (10.755% in aggregate at April 30, 1997) and is scheduled to expire in April 1998.

Under the terms of the unsecured credit arrangement with the Company's majority stockholder, the Company had the ability to borrow up to $10 million. At January 31, 1997, the Company had borrowed $1 million. During the quarter ended April 30, 1997, the Company borrowed an additional $3.5 million. Upon the completion of the Company's initial public offering in April 1997, the principal balance of $4.5 million plus the accrued interest was converted into Common Stock.

As of April 30, 1997, the balance of the note payable to Novell was $54.5 million. Scheduled payments for the next twelve months are $23.0 million, in aggregate.

At April 30, 1997, the note payable to Digital Equipment Corp. ("DEC") (see
Note 3 to the accompanying financial statements) had a balance of $14.1 million. The scheduled payment during the next twelve months is $2 million, due in February 1998. The payment is convertible into Common Stock at DEC's option. Additionally, $3 million not related to the note, is due on June 20, 1997.

During the quarters ended April 30, 1997 and 1996, the Company used approximately $79,000 and $791,000, respectively, of cash to purchase property and equipment, primarily for leasehold improvements, computers, furniture and other office equipment. The Company also acquired equipment with a cost of approximately $580,000 under a capital lease line of credit during the quarter ended April 30, 1997. The Company has a remaining credit limit of $420,000 under this lease line of credit. As of April 30, 1997, the Company had no material commitments for capital expenditures.

Due to the relatively large dollar size of individual sales and the fact that a substantial portion of the Company's accounts receivable from license revenues have been generated within the last weeks of each quarter, the Company has experienced significant fluctuations in its average days sales outstanding. The Company believes that such fluctuations will continue in the future and will continue to affect its liquidity, working capital and financial condition.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Japanese yen, the German mark, the French franc and the British pound. As a result, appreciation in the value of these currencies relative to the U.S. dollar could adversely affect operating results. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against operations in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. The Company is currently establishing a program to reduce its foreign currency exposure. However, there can be no assurance that the Company will not continue to experience currency losses in the future, nor can the Company predict the effect of future exchange rate fluctuations on future operating results.

At April 30, 1997, the Company had $6.5 million in cash and cash equivalents and a working capital deficit of $22.6 million. Management believes the Company will need to obtain additional equity or debt financing to service the Company's short-term financing needs. The Company is currently in negotiation to secure additional lines of credit. The Company believes that the current cash balance plus the cash available under its existing and expected lines of credit will be sufficient to meet its working capital requirements through January 31, 1998. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash. There can be no assurance that additional financing will be available or, if available, that it will be on terms satisfactory to the Company.

                                  BEA SYSTEMS, INC.
                              APRIL 30, 1997 FORM 10-QSB

                              PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
None.

ITEM 2.  CHANGES IN SECURITIES
Concurrent with the closing of the Company's initial public offering, the holders of all of the Series A and Series B Preferred Stock converted their shares into the Company's Common Stock and Class B Common Stock. The conversion of the Series A and Series B Preferred Stock and the convertible line of credit resulted in the issuance of 7,870,000 shares of Common Stock and 30,475,881 shares of Class B Common Stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
The following exhibits are filed by attachment to this Form 10-QSB:

Exhibit
Number        Description of Exhibit
-------       ----------------------
    11        Statement re:  computation of earnings per share
    27        Financial Data Schedule

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 12, 1997

BEA Systems, Inc.
-------------------------
(Registrant)

By:  /s/ Steve L. Brown
   ----------------------
     Steve L. Brown
     Executive Vice President and Chief Financial Officer
     (Duly Authorized Officer and Principal Financial Officer)