Form 10QSB
period 1997-07-31
BEA SYSTEMS INC
filed 1997-09-12
CIK 1031798

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-QSB

         /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

               FOR THE QUARTER BY PERIOD ENDED JULY 31, 1997

         / /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                 EXCHANGE ACT

               FOR THE TRANSITION PERIOD FROM _________ TO __________.


                        COMMISSION FILE NUMBER:  0-22369


                                  BEA SYSTEMS, INC.
          (Exact name of small business issuer as specified in its charter)

               DELAWARE                                77-0394711
     (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)              Identification Number)


                 385 MOFFETT PARK DRIVE, SUNNYVALE, CALIFORNIA  90489
                       (Address of Principal Executive Office)


                                    (408) 743-4000
                             (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X    No
                                                               -----     -----

The number of shares outstanding of each of the issuer's classes of common equity, as of September 1, 1997 was: Common Stock, 40,629,256 shares; Class B Common Stock, 23,425,554 shares.

                                  BEA SYSTEMS, INC.
                                     FORM 10-QSB
                             QUARTER ENDED JULY 31, 1997


                                       CONTENTS


PART I-FINANCIAL INFORMATION                                          PAGE

Item 1. Financial Statements
    Condensed Consolidated Balance Sheets as of July 31, 1997
       and January 31, 1997                                             3

    Condensed Consolidated Statements of Operations for
      the Three Months Ended July 31, 1997 and 1996                     4

    Condensed Consolidated Statements of Operations for
      the Six Months Ended July 31, 1997 and 1996                       5

    Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended July 31, 1997 and 1996                         6-7

    Notes to Condensed Consolidated Financial Statements               8-11

Item 2. Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                      12-17


PART II-OTHER INFORMATION

Item 5. Other Information                                             18-28

Item 6. Exhibits and Reports on Form 8-K                                28

Signatures                                                              29

                               BEA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)
                                                 July 31,     January 31,
                                                  1997           1997
                                               (Unaudited)
ASSETS
Current assets
  Cash and cash equivalents                      $107,368       $3,283
  Accounts receivable, net of allowance
   for doubtful accounts of $1,178 at
   July 31, and $1,095 at January 31, 1997         32,845       24,778
  Other current assets                              3,983        3,083
                                                  -------       ------
     Total current assets                         144,169       31,144
Property and equipment, net                         6,753        6,648
Acquired intangible assets, net                    17,340       17,226
Other assets                                        2,941        2,955
                                                  -------       ------
   Total assets                                  $171,230      $57,973
                                                  -------       ------
                                                  -------       ------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
  Borrowings under line of credit                  $  -         $9,050
  Accounts payable                                  5,931        3,488
  Accrued payroll and related liabilities           8,530        6,597
  Accrued sales tax                                 1,583        1,573
  Other accrued liabilities                        10,321        6,357
  Other current liability                           2,728          -
  Deferred revenue                                  9,194        8,697
  Current portion of long-term debt
   & capital lease obligations                     25,043       28,180
                                                   ------       ------
    Total current liabilities                      63,330       63,942

Long-term debt and capital lease obligations       42,401       49,540
Commitments                                           -            -
Series B redeemable convertible preferred stock,      -         20,780

Stockholders' equity (deficit):
 Series A preferred stock                             -             17
 Common stock                                          39           11
 Class B common stock                                  23          -
 Additional paid-in capital                       197,991       32,335
 Notes receivable from stockholders                  (544)        (544)
 Deferred compensation                               (723)        (845)
 Cumulative translation adjustment                   (189)          74
 Accumulated deficit                             (131,098)    (107,337)
                                                 --------     ---------
Stockholders' equity (deficit)                     65,499      (76,289)
                                                 --------     ---------
 Total liabilities and stockholders'
    equity (deficit)                             $171,230     $ 57,973
                                                 --------     ---------
                                                 --------     ---------

                             See accompanying notes

                               BEA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (Unaudited)

                                                Three months ended
                                                     July 31,
                                                 1997       1996
Revenues
  License                                      $26,112     $9.674
  Service                                        8,043      3,804
                                                ------     ------
    Total revenues                              34,155     13,482
                                                ------     ------

Cost of revenues
  License                                        3,401      2,417
  Service                                        4,938      1,826
                                                 -----      -----
    Total cost of revenues                       8,339      4,243
                                                 -----      -----

Gross margin                                    25,816      9,239

Operating expenses
  Research and development                       5,779      4,673
  Sales and marketing                           16,724      6,450
  General and administrative                     4,000      2,778
  Write-off of in-process research
   and development                                 -        1,300
                                                ------     ------
    Total operating expenses                    26,503     15,201
                                                ------     ------
Loss from operations                              (687)    (5,962)

Other income (expense)                             221          1

Interest expense                                (2,055)    (1,765)
                                                -------    -------

Loss before provision for income taxes          (2,521)    (7,726)
Provision for income taxes                         600        116
                                                -------    ------

Net loss                                      $ (3,121)  $ (7,842)
                                              ---------  ---------
                                              ---------  ---------

Net loss per share                              $(0.06)       -
                                                -------
                                                -------

Shares used in computing
   net loss per share                           56,035        -
                                               -------
                                               -------

Pro forma net loss per share                      -        $(0.16)
                                                           -------
                                                           -------

Shares used in computing pro forma
   net loss per share                             -         50,376
                                                           -------
                                                           -------

                             See accompanying notes

                               BEA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except for per share data)
                                  (Unaudited)

                                                 Six months ended
                                                     July 31,
                                                 1997       1996
Revenues
  License                                      $50,590    $15,162
  Service                                       13,954      5,171
                                                ------     ------
    Total revenues                              64,544     20,333
                                                ------     ------

Cost of revenues
  License                                        6,582      4,453
  Service                                        8,792      2,284
                                                ------     ------
    Total cost of revenues                      15,374      6,737
                                                ------     ------

Gross margin                                    49,170     13,596

Operating expenses
  Research and development                      10,922      7,770
  Sales and marketing                           32,641     10,362
  General and administrative                     7,611      5,357
  Write-off of in-process research
   and development                              16,000     62,248
                                                ------     ------
    Total operating expenses                    67,174     85,737
                                                ------     ------
Loss from operations                           (18,004)   (72,141)

Other income (expense)                            (296)      (116)
Interest expense                                (4,020)    (2,882)
                                                -------    -------

Loss before provision for income taxes         (22,320)   (75,139)
Provision for income taxes                       1,172        154
                                               --------    ------

Net loss                                      $(23,492)  $(75,293)
                                               ---------  ---------
                                               ---------  ---------

Net loss per share                              $(0.45)
                                                -------
                                                -------

Shares used in computing
   net loss per share                           53,373        -
                                              ---------
                                              ---------

Pro forma net loss per share                      -        $(1.50)
                                                            -------
                                                            -------

Shares used in computing pro forma
   net loss per share                             -        50,197
                                                           -------
                                                           -------

                             See accompanying notes

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                        Six months ended
                                                            July 31,
                                                        1997        1996
OPERATING ACTIVITIES
Net Loss                                             $(23,492)    $(75,293)
Adjustments to reconcile net loss to cash
 used in operating activities:
   Depreciation                                         1,047          965
   Amortization of deferred compensation                  122          -
   Loss on sale of assets                                 255          -
   Amortization of intangible assets acquired
      and write-off of in process research and
      development                                      21,554       66,071
   Changes in assets and liabilities:
    Interest accrued                                      -          2,665
    Accounts receivable                                (8,067)      (2,971)
    Prepaid expenses and other current assets           4,850       (3,864)
    Other assets                                           14          -
    Accounts payable                                    2,443        1,274
    Accrued payroll and related liabilities             1,933        2,289
    Other accrued liabilities                           3,508       (2,507)
    Accrued sales tax                                      10          566
    Other current liability                            (8,107)         -
    Deferred revenue                                      497        2,919
                                                       -------      ------
Net cash used in operating activities                  (3,433)      (7,886)
                                                       -------      -------

INVESTING ACTIVITIES
 Acquisition of intangible assets                      (1,519)         -
 Cash paid with acquisition of businesses                 -         (2,568)
 Acquisition of property and equipment                   (396)      (1,955)
                                                       -------      -------
Net cash used in investing activities                  (1,915)      (4,523)
                                                       -------      -------

FINANCING ACTIVITIES
 Net payments on line of credit                        (9,050)       4,177
 Proceeds from long term debt                           3,500          845
 Payments on long term debt and capital
  lease obligations                                   (24,044)         -
 Proceeds from issuances of stock                     139,290        9,124
                                                      -------       ------
Net cash provided by financing activities             109,696       13,301
                                                      -------       ------
Net increase in cash and cash equivalents             104,348          892
Cumulative translation adjustment                        (263)         -
Cash and cash equivalents at the beginning
 of the period                                          3,283        4,549
                                                      -------      -------
Cash and cash equivalents at end of period           $107,368      $ 5,441
                                                     --------      -------
                                                     --------      -------





                                See accompanying notes

                                  BEA SYSTEMS, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                 Six months ended
                                                     July 31,
                                                 1997       1996

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                         $ 4,158     $   217
                                               -------     -------
                                               -------     -------
Cash paid for income taxes                     $   475     $    -
                                               -------     -------
                                               -------     -------
Notes issued to acquire businesses             $13,985     $77,301
                                               -------     -------
                                               -------     -------
Line of credit converted to common stock       $ 4,561     $    -
                                               -------     -------
                                               -------     -------
Incurrence of capital lease obligations
  related to acquisition of equipment          $   580     $    -
                                               -------     -------
                                               -------     -------

                                  BEA SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of BEA Systems, Inc. (the "Company"), include all adjustments (consisting only of normal recurring items) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. These financial statements should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements for the fiscal year ended January 31, 1997 included in the Company's Registration Statement on Form SB-2 (Registration Statement File No. 333-29961) and related prospectus for the Company's offering of its Common Stock, which was completed in July, 1997.

The balance sheet at January 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for a full year.


Note 2.  Net Loss Per Share

Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents relating to stock options, the convertible preferred stock and the convertible line of credit are excluded from the computation as their effect is antidilutive. However, for the three and six month periods ended July 31, 1996, the calculation includes those common equivalent shares required by the Securities and Exchange Commission's staff accounting bulletins and guidelines. Per share information calculated on the above noted basis is as follows:
                                   Three months ended        Six months ended
                                     July 31, 1996             July 31, 1996

Net loss per share                     $(0.29)                    $(2.70)
                                       -------                    -------
                                       -------                    -------
Shares used in calculating net
 loss per share (in thousands)         28,176                      27,997
                                      -------                     -------
                                      -------                     -------

For the three and six month periods ended July 31, 1996, pro forma net loss per share has been computed as described above and also gives effect, pursuant to SEC policy, to common equivalent shares from convertible preferred stock issued more than twelve months prior to the initial public offering and converted upon completion of the offering.

                                  BEA SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Net Loss Per Share (continued)

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (EPS). The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary EPS computed in accordance with Accounting Principle Board Opinion No. 25 will be replaced with a new simpler calculation called "basic EPS" and the Company will be required to restate comparative EPS amounts for all prior periods. Under the new requirements, basic loss per share for the three and six month periods ended July 31, 1997 would be unchanged from the loss per share of $0.06 and $0.45 presented above. For the three and six month periods ended July 31, 1996, the basic loss per share under the new requirements would be $0.93 based on weighted average shares outstanding of 8,651,826 and $8.92 based on weighted average shares outstanding of 8,473,503, respectively.


Note 3.  Transaction with Digital Equipment Corporation ("DEC")

On March 26, 1997, the Company completed an agreement with DEC to acquire exclusive worldwide rights to MessageQ, ObjectBroker and other related products from DEC. The purchase price (including direct acquisition costs) was approximately $19.8 million. Of the aggregate consideration for the products, $5 million was payable in cash and aggregate payments of $17 million are due pursuant to a convertible promissory note. Interest was imputed at 8% which resulted in the recorded liability of approximately $14 million at July 31, 1997. The promissory note provides for payments of $2 million, $4 million and $11 million payable on or before February 1, 1998, 1999 and 2000, respectively. Of the final installment of $11 million, only $5 million is convertible. In addition, the Company has granted DEC a warrant to purchase 500,000 shares of Common Stock at a price of $6.00 per share, exerciseable for a one year period, commencing in October, 1997.

Subsequent to the quarter ended July 31, 1997, the Company and DEC entered into an agreement whereby the Company issued 925,925 shares of Common Stock and paid $4,925,000 as a full settlement of the convertible promissory note. Additionally, the Company issued 364,022 shares of Common Stock to DEC in connection with DEC's "cashless exercise" of the entire warrant as provided for in the warrant agreement.

                                  BEA SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 4. Public Offerings

During the quarter ended July 31, 1997, the Company successfully completed a public offering (the "Offering"). The Offering generated net proceeds of approximately $110.7 million from the sale of 6,900,000 shares of Common Stock. The proceeds from the Offering will be used to fund scheduled payments on the Novell note payable, reduce the balance of the revolving credit arrangement, and fund operating activities.

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

                                  BEA SYSTEMS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 5. Notes Payable and Capital Lease Obligations

Notes Payable and capital lease obligations consist of the following:

                                                      July 31,    January 31,
                                                        1997          1997
Subordinated notes payable to founders of an acquired
 company. The notes were due upon the completion of
 the initial public offering, and were repaid on May 1,
 1997. Accrued interest of $430 was included at
 January 31 1997.                                      $   -         $ 4,589

Note payable to Novell                                  50,744        69,900

Note payable to DEC (See Note 3). The balance at July
 31, 1997 includes accrued interest of $394.            14,379            -

Credit arrangement from the Company's majority stock-
 holder. During the quarter ended April 30, 1997, an
 additional $3.5 million was borrowed. Upon the
 completion of the initial public offering, the aggregate
 principal balance of $4.5 million plus the accrued
 interest of approximately $61,000 was converted into
 817,334 shares of Common Stock.                            -          1,000

Note payable to the former shareholders of Bay
 Technologies Pty., Ltd.                                   710           928

Other notes payable                                        311            79

Capital lease obligations                                1,300         1,004
                                                        ------        ------
                                                        67,444        77,720
Less amounts due within one year                       (25,043)      (28,180)
                                                       --------      --------

Long-term debt and capital lease obligations           $42,401       $49,540
                                                       -------       -------
                                                       -------       -------

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2(REGISTRATION STATEMENT FILE NO. 333-29961) AND RELATED PROSPECTUS FOR THE COMPANY'S PUBLIC OFFERING OF ITS COMMON STOCK, WHICH WAS COMPLETED IN JULY, 1997. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING THE SUFFICIENCY OF THE COMPANY'S CURRENT CASH BALANCES, FUTURE AMORTIZATION AND OTHER EXPENSE LEVELS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS.

FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE RISKS AND UNCERTAINTIES SUCH AS DIFFICULTY IN INTEGRATING NEW OR RECENTLY ACQUIRED BUSINESSES OR PRODUCTS, LACK OF MARKET ACCEPTANCE OF COMMERCIAL MIDDLEWARE TECHNOLOGY AND SOLUTIONS, DELAYS IN CUSTOMER ORDERS, COMPETITION FROM NEW OR EXISTING COMMERCIAL MIDDLEWARE PROVIDERS OR IN-HOUSE SOLUTIONS, EXPENSES AND NON-CASH CHARGES IN CONNECTION WITH ACQUISITIONS, FAILURE TO EFFECTIVELY MANAGE ANTICIPATED GROWTH, FAILURE TO RAISE CASH SUFFICIENT TO SATISFY FUTURE PAYMENT OBLIGATIONS AND CAPITAL NEEDS AND IMPAIRMENT OF THE VALUE OF CAPITALIZED INTANGIBLE ASSETS. READERS SHOULD ALSO REFER TO THE RISK DISCLOSURES OUTLINED IN ITEM 5. "OTHER INFORMATION" OF THIS FORM 10-QSB. ALL FORWARD-LOOKING STATEMENTS AND REASONS WHY RESULTS MIGHT DIFFER INCLUDED IN THIS FORM 10-QSB ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO BEA AS OF THE DATE HEREOF, AND BEA ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT OR REASON WHY RESULTS MIGHT DIFFER.

The Company acquired TUXEDO from Novell during the quarter ended April 30, 1996. During the remainder of the year ended January 31, 1997 and the quarter ended April 30, 1997 the Company acquired additional technologies as well as acquired and further established distribution channels for the Company's products and services. For these and other reasons, the Company's operations have experienced significant growth.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JULY 31, 1997 AND 1996
Revenues

The Company's revenues are derived primarily from fees for software licenses and to a lesser extent from services. The Company's revenues were $34.2 million and $13.5 million for the fiscal quarters ended July 31, 1997 and 1996, respectively. The Company's revenues were $64.5 million and $20.3 million for the six months ended July 31, 1997 and 1996, respectively.

License Revenues. License revenues were $26.1 million and $9.7 million for the fiscal quarters ended July 31, 1997 and 1996, respectively, representing 76% and 72% of total revenues in the respective periods. License revenues were $50.6 million and $15.2 million for the six months ended July 31, 1997 and 1996, respectively, representing 78% and 75% of total revenues in the respective periods. The increase in dollar amount was primarily due to the impact of the acquisitions described above as well as additional market acceptance of BEA TUXEDO and related products.

Service Revenues. Service revenues were $8.1 million and $3.8 million for the fiscal quarters ended July 31, 1997 and 1996, respectively, representing 24% and 28% of total revenues in the respective periods. Service revenues were $14.0 million and $5.2 million for the six months ended July 31, 1997 and 1996, respectively, representing 22% and 25% of total revenues in the respective periods. The increase in dollar amount was primarily due to the increase in consulting, training and maintenance fees associated with the increased sales of the Company's software licenses. The increase in services revenue as a percentage of total revenue for the three months ended July 31, 1997 from 19% for the three months ended April 30, 1997 is due in part to efforts to renew certain support agreements, some of which had retroactive charges.

International revenues, which the Company defines as revenues from sales to customers outside the United States, accounted for 46% and 37% of total revenues in the fiscal quarters ended July 31, 1997 and 1996, respectively.
International revenues accounted for 48% and 30% of total revenues in the six months ended July 31, 1997 and 1996, respectively. The increase was due primarily to the Company's opening of local subsidiaries throughout Europe and Asia.

Cost Of Revenues

Cost of Licenses. Cost of licenses consists primarily of amortization of certain intangible assets related to acquisitions as well as product media, product duplication and shipping. Cost of licenses totaled $3.4 million and $2.4 million for the fiscal quarters ended July 31, 1997 and 1996, respectively, representing 13% and 25% of license revenues, respectively. Cost of licenses totaled $6.6 million and $4.5 million for the six months ended July 31, 1997 and 1996, respectively, representing 13% and 29% of license revenues, respectively. The increase in absolute dollars was due primarily to the amortization of intangibles related to the Company's acquisitions. The decrease as a percentage of revenues was due primarily to the substantial increase in license revenues during the period and the fact that the cost of licenses is primarily fixed in nature. Amortization of certain intangible assets included in cost of licenses totaled $2.8 million and $2.2 million in the fiscal quarters ended July 31, 1997 and 1996, and $5.4 million and $3.8 million in the six months ended July 31, 1997 and 1996, respectively. In the future, amortization of intangible assets acquired through July 31, 1997 is expected to total $3.0 million per quarter for the rest of the fiscal year ending January 31, 1998; $7.2 million for the fiscal year ended January 31, 1999; and $3.0 million for the remaining balance of intangible assets through the fiscal year ended January 31, 2002. To the extent future events result in the impairment of any capitalized intangible assets, these amortization expenses would be accelerated.

Cost of Services. Cost of services consists primarily of personnel-related costs incurred in providing consulting services, training and maintenance to customers. Cost of services were $4.9 million and $1.8 million for the fiscal quarters ended July 31, 1997 and 1996, respectively, representing 61% and 48% of total service revenues for each period, respectively. Cost of services were $8.8 million and $2.3 million for the six months ended July 31, 1997 and 1996, respectively, representing 63% and 44% of total service revenues for each period, respectively. The increase in absolute dollars was due primarily to the Company's growing customer base and increased operating activity resulting from such growth. The increase in costs as a percentage of related service revenues for the periods presented is the result of the hiring and training of additional consulting and support personnel. The Company has also invested substantial resources in a worldwide Customer Support organization to provide a high level of maintenance service to the Company's customers.

Operating Expenses
The Company's expense levels are based, in part, on its expectations for future revenues. The Company expects to increase expense levels in each of the next several quarters, primarily to support increased sales, services and customer support efforts and research and development efforts, and to build greater infrastructure in its international offices, particularly in finance and administrative functions.

Research and Development. Research and development expenses include engineering personnel and related expenses, as well as consulting costs associated with new product development and enhancement of existing products. Research and development expenses were $5.8 million and $4.7 million for the fiscal quarters ended July 31, 1997 and 1996, respectively, representing 17% and 35% of total revenues in each period, respectively. Research and development expenses were $10.9 million and $7.8 million for the six months ended July 31, 1997 and 1996, respectively, representing 17% and 38% of total revenues in each period, respectively. The increase in dollar amount was due to an increase in personnel and related expenses. The decrease in research and development expenses as a percentage of total revenues was primarily due to the substantial increase in revenues. The Company expects that the dollar amount of research and development expenses will continue to increase as the Company continues to commit substantial resources to product development and engineering in future periods.

Sales and Marketing. Sales and marketing expenses include salaries, commissions, advertising, direct mail, seminars, public relations, trade shows, travel and other related selling and marketing expenses. Sales and marketing expenses were $16.7 million and $6.5 million for the fiscal quarters ended July 31, 1997 and 1996, respectively, representing 49% and 48% of total revenues for each period, respectively. Sales and marketing expenses were $32.6 million and $10.4 million for the six months ended July 31, 1997 and 1996, respectively, representing 51% of total revenues for both periods. The increase in absolute dollars was due primarily to the expansion of the Company's direct sales force and an increase in marketing personnel and activities. The increase in costs as a percentage of revenues for the three months ended July 31, 1997 over the same period in 1996 is the result of the hiring of additional sales and marketing personnel in response to an anticipated increase in the number of potential customers. The Company believes that the dollar amount of sales and marketing expenses will continue to increase as the Company expands its sales and marketing organization.

General and Administrative. General and administrative expenses include personnel costs for administration, finance, human resources, information technology and general management, as well as amortization of goodwill related to certain acquisitions. General and administrative expenses were $4.0 million and $2.8 million for the fiscal quarters ended July 31, 1997 and 1996, respectively, representing 12% and 21% of total revenues for each period, respectively. General and administrative expenses were $7.6 million and $5.4 million for the six months ended July 31, 1997 and 1996, respectively, representing 12% and 26% of total revenues for each period, respectively. The increase in dollar amount was attributed to the expansion of the Company's general and administrative staff and associated expenses necessary to manage and support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the substantial increase in revenues. The Company expects that the dollar amount of general and administrative expenses will continue to increase in the future as the Company expands its staffing and incurs higher costs associated with being a public company. Amortization of goodwill totaled $83,000 and $47,000 in the quarters ended July 31, 1997 and 1996, respectively. Amortization of goodwill totaled $140,000 and $94,000 in the six months ended July 31, 1997 and 1996, respectively. Amortization of goodwill is expected to total $79,000 per quarter for the rest of the fiscal year ending January 31, 1998 and $1.0 million for the remaining balance of intangible assets through the fiscal year ended January 31, 2003. To the extent future events result in the impairment of goodwill, these amortization expenses would be accelerated.

Write-Off of In-Process Research and Development.   As a result of the
acquisitions of MessageQ, ObjectBroker and other related products from Digital Equipment Corp. in the quarter ending April 30, 1997, and TUXEDO from Novell in the quarter ending April 30, 1996, and CST (Finland) in the quarter ending July 31, 1996, the Company has acquired a number of projects and products that had not reached technological feasibility at the date of purchase. Accordingly, such costs ($16.0 million and $62.2 million in the six months ended July 31, 1997 and 1996, respectively) were expensed in the period incurred. There can be no assurance that the Company will be successful in completing the development of such in-process research and development or that development efforts will result in viable products.


Provision For Income Taxes

The Company has experienced operating losses to date. The Company has incurred income tax expense of $600,000 and $116,000 for the fiscal quarters ended July 31, 1997 and 1996, respectively. The Company has incurred income tax expense of $1.2 million and $154,000 for the six months ended July 31, 1997 and 1996, respectively. The income tax expense is comprised primarily of foreign withholding tax and, to a lesser extent, foreign income tax expense incurred as a result of local country profits.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations, and acquisitions of subsidiaries and the distribution rights to TUXEDO, primarily through public offerings of securities aggregating approximately $136 million, the private sale of equity securities of approximately $51 million, notes payable of approximately $95 million, equipment financing under capital leases of approximately $1.6 million, borrowings under a revolving credit arrangement, and an unsecured credit arrangement of approximately $4.5 million with the Company's majority stockholder.

During the quarter ended April 30, 1997, the Company successfully completed its initial public offering of securities. The offering generated net proceeds of approximately $25.6 million from the sale of 5,000,000 shares of Common Stock. Subsequent to the end of the quarter, the underwriters exercised a portion of their over-allotment option, generating additional net proceeds of approximately $2.1 million from the sale of 372,633 shares of Common Stock. During the quarter ended July 31, 1997, the Company completed a follow-on offering. The follow-on offering generated net proceeds of approximately $110.7 million from the sale of 6,900,000 shares of Common Stock.

Under the terms of the revolving credit arrangement, the Company has the ability to borrow up to $20 million with the borrowing availability primarily based on a percentage of certain accounts receivable. At July 31, 1997, the Company had no borrowings outstanding and had a borrowing capability of $14.4 million. The credit arrangement is collateralized by the assets of the Company. The credit arrangement bears interest at the LIBOR rate plus 5.125% (10.845% in aggregate at July 31, 1997) and is scheduled to expire in April 1998.

Under the terms of the unsecured credit arrangement with the Company's majority stockholder, the Company had the ability to borrow up to $10 million. Through April 30, 1997, the Company borrowed a total of $4.5 million. Upon the completion of the Company's initial public offering in April 1997, the principal balance of $4.5 million plus the accrued interest was converted into Common Stock and the arrangement was terminated.

As of July 31, 1997, the balance of the note payable to Novell was $50.7 million. Scheduled payments for the next twelve months are $27 million, in aggregate.

At July 31, 1997, the note payable to Digital Equipment Corp. ("DEC") (see Note 3 to the accompanying financial statements) had a balance of $14.4 million. Subsequent to the quarter ended July 31, 1997, the Company and DEC entered into an agreement whereby the Company issued 925,925 shares of Common Stock and paid $4,925,000 as a full settlement of the convertible promissory note.

During the six months ended July 31, 1997 and 1996, the Company used approximately $396,000 and $1,955,000, respectively, of cash to purchase property and equipment, primarily for leasehold improvements, computers, furniture and other office equipment. The Company also acquired equipment with a cost of approximately $580,000 under a capital lease line of credit during the six months ended July 31, 1997. The Company has a remaining credit limit of $420,000 under this lease line of credit. As of July 31, 1997, the Company had no material commitments for capital expenditures.

Due to the relatively large dollar size of individual sales and the fact that a substantial portion of the Company's accounts receivable from license revenues have been generated within the month of each quarter, and that percentage has fluctuated, the Company has experienced fluctuations in its average days sales outstanding. The Company believes that such fluctuations will continue in the future and will continue to affect its liquidity, working capital and financial condition.

A significant portion of the Company's business is conducted in currencies other than the U.S. dollar (the currency in which its financial statements are stated), primarily the Japanese yen, the German mark, the French franc and the British pound. Foreign currency transaction gains and losses arising from normal business operations are credited to or charged against operations in the period incurred. As a result, fluctuations in the value of the currencies in which the Company conducts its business relative to the U.S. dollar have caused and will continue to cause currency transaction gains and losses. The Company has established a program to reduce its foreign currency exposure. However, there can be no assurance that the Company will not continue to experience currency losses in the future, nor can the Company predict the effect of future exchange rate fluctuations on future operating results.

At July 31, 1997, the Company had $107.4 million in cash and cash equivalents and working capital of $50.7 million. The Company believes that the current cash balance will be sufficient to meet its working capital requirements for the next twelve months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash.

                                  BEA SYSTEMS, INC.
                              JULY 31, 1997 FORM 10-QSB

                              PART II-OTHER INFORMATION

ITEM 5.  OTHER INFORMATION
Risk Factors That May Affect Future Operating Results:

                                  RISK FACTORS

    IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-QSB, INVESTORS SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS IN EVALUATING AN INVESTMENT IN THE COMMON STOCK OFFERED HEREBY. THIS PROSPECTUS CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS REGARDING (i) THE EXPECTED INCREASES IN LICENSE AND SERVICE REVENUES IN FUTURE PERIODS; (ii) THE PLANNED EXPANSION OF THE COMPANY'S SALES, MARKETING AND RESEARCH AND DEVELOPMENT ORGANIZATIONS; AND (iii) THE SPENDING REQUIRED TO DEVELOP ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT INTO VIABLE PRODUCTS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM SUCH RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN OF THE RISK FACTORS SET FORTH BELOW AND FOR THE REASONS DESCRIBED ELSEWHERE IN THIS PROSPECTUS. ALL FORWARD-LOOKING STATEMENTS AND REASONS WHY RESULTS MAY DIFFER INCLUDED IN THIS PROSPECTUS ARE MADE AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT OR REASON WHY ACTUAL RESULTS MIGHT DIFFER.

LIMITED OPERATING HISTORY; INTEGRATION OF ACQUISITIONS; NO ASSURANCE OF
  PROFITABILITY

    The Company was incorporated in January 1995 and, accordingly, has a limited operating history upon which an evaluation of the Company and its prospects can be based. Revenues generated by the Company to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from fees for related services. Since its inception, the Company has acquired a number of businesses and other products in addition to BEA TUXEDO. Prior to the consummation of these acquisitions, the Company had no revenues and limited business activities. Accordingly, the Company is subject to the risks inherent both in the operation of a new business enterprise and the integration of a number of previously separate and independent business operations, and there can be no assurance that the Company will be able to address these risks successfully. Although the Company has experienced recent substantial revenue growth, the Company has incurred significant net losses since its inception, including losses of approximately $17.7 million and $88.7 million during the fiscal years ended January 31, 1996 and 1997, respectively, and $23.5 million for the six months ended July 31, 1997. At July 31, 1997, the Company had an accumulated deficit of approximately $131.1 million. In addition, in connection with certain acquisitions, the Company recorded approximately $122.0 million as intangible assets, approximately $104.1 million of which has already been amortized and expensed and approximately $17.3 million of which is expected to be amortized and expensed in future periods through the Company's fiscal year ending January 31, 2001. The amounts of such intangible assets to be expensed in future periods, which will not be separately reported but will be included primarily in cost of sales, are expected to be $3.0 million per quarter during the remainder of the fiscal year ending January 31, 1998 and are expected to average $1.9 million per fiscal quarter in the fiscal year ending January 31, 1999. To the extent the Company makes additional acquisitions of businesses, products and technologies in the future, the Company may report additional, potentially significant, amortization expenses related thereto. To the extent future events result in the impairment of any capitalized intangible assets, amortization expenses may occur sooner than the Company expects. For the foregoing reasons, there can be no assurance that the Company will be profitable in any future period, and recent operating results should not be considered indicative of future financial performance.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company expects that it will experience significant fluctuations in future quarterly operating results as a result of many factors, including, among others: the size and timing of orders; introduction or enhancement of products by the Company or its competitors; market acceptance of middleware products; the lengthy sales and implementation cycle for the Company's products and the potential for significant delays; market acceptance of new products and product enhancements; technological changes in computer systems and environments; the structure and timing of future acquisitions of businesses, products and technologies, if any; increased competition; the ability of the Company to develop, introduce and market new products on a timely basis; changes in the Company's or its competitors' pricing policies; customer order deferrals in anticipation of future new products and product enhancements, if any; the Company's success in expanding its sales and marketing programs; mix of products and services sold; mix of distribution channels; ability to meet the service requirements of its customers; costs associated with acquisitions; loss of key personnel; fluctuations in foreign currency exchange rates; and general economic conditions. As a result of all of these factors, the Company believes that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

    Because the Company generally ships software products within a short period after receipt of an order, it will not at any given time have a material backlog of unfilled orders, and revenues in any quarter will be substantially dependent on orders booked and shipped in that quarter. In addition, the Company historically has recognized, and expects to continue to recognize, a significant portion of license revenue in the last month of each fiscal quarter. The Company anticipates that it will derive a substantial portion of its revenues from increasingly large orders, as customers deploy BEA products throughout their organizations. In certain circumstances, the Company may grant favorable payment terms to strategic customers which the Company believes are making significant purchase decisions. As a consequence, accounts receivable and days sales outstanding may fluctuate in future quarters. In order to manage the accounts receivable balance and days sales outstanding, management may, from time to time, offer discounts to customers for earlier payments and/or consider the sale of accounts receivable. However, management does not expect that any such receivables sales or discounts would have a material adverse effect on the Company's results of operations. Any inability of the Company to generate large orders, or any delay or loss of such orders in a particular quarter, will materially adversely affect the Company's revenues and, more significantly on a percentage basis, its net income or loss in that quarter. The Company's expense levels are based, in part, on its expectations of future revenues. The Company expects to increase expense levels in each of the next several quarters, primarily to support increased sales, services and customer support efforts and research and development efforts, and to build greater infrastructure in its international offices, particularly in finance and administration functions. The Company is generally unable to reduce expenses significantly in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to the Company's expectations or any material delay of large orders would have a material adverse effect on the Company's business, operating results and financial condition. Due to all the foregoing factors, it is likely that in some future quarters the Company's operating results will not meet the expectations of public stock market analysts and investors. As a result, the market price of the Company's Common Stock would be materially adversely affected.

PRODUCT CONCENTRATION; DEPENDENCE ON GROWTH OF MARKET FOR MIDDLEWARE; NOVELL
  RELATIONSHIP

    Revenues generated by the Company to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from fees for related services. These products and services are expected to continue to account for a substantial majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO, such as competition or technological change, could have a material adverse effect on the Company's business, operating results and financial condition. The Company's success is dependent in significant part on the Company's middleware software products achieving market acceptance by large organizations with substantial legacy mainframe systems. All of the Company's business is in the market for middleware and related services, which is still an emerging market that is characterized by continuing technological developments, evolving industry standards and changing customer requirements. The Company's future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment through the use of middleware technology. There can be no assurance that the market for middleware technology and related services will continue to grow. If the middleware market fails to grow or grows more slowly than the Company currently anticipates, or if the Company experiences increased competition in this market, the Company's business, operating results and financial condition will be materially adversely affected.

    Under the terms of the Company's license agreement with Novell for the BEA TUXEDO product (the "Novell Agreement"), the Company is required to make aggregate annual payments to Novell of $10.5 million and $33 million during the remainder of calendar year 1997 and calendar year 1998, respectively, and, to acquire perpetual rights to TUXEDO, a final payment of $12 million in January 1999. In connection with the Novell Agreement, Warburg, Pincus Ventures, L.P. ("Warburg"), the Company's principal stockholder, has guaranteed payment obligations to Novell. In addition, the Novell Agreement requires BEA to employ at least 47 developers devoted to BEA TUXEDO product development at December 31, 1997 and 62 such developers at December 31, 1998. There can be no assurance that the Company will employ the required minimum number of BEA TUXEDO developers. Any failure to make the required payments or any failure by the Company to achieve minimum contractual employment levels under the Novell Agreement would result in a loss of the Company's rights to BEA TUXEDO, which would have a material adverse effect on the Company's business, operating results and financial condition.

LENGTHY SALES AND IMPLEMENTATION CYCLE

    The Company's products are typically used to integrate applications that are critical to a customer's business, and the purchase of the Company's products is often part of a customer's implementation of a distributed computing environment. In such cases, the sales and implementation of the Company's middleware software products are included in a larger decision-making process within a customer's organization which can cause orders of the Company's products to be delayed or be subject to numerous factors beyond the Company's control. In addition, customers which are evaluating the purchase of the Company's products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitors, product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements such as Year 2000 compliance. The Company expects that licenses for BEA TUXEDO will increase in size and the implementation of the Company's products will become more complex as customers use BEA TUXEDO for larger and more sophisticated installations. For these and other reasons, the sales and implementation cycle associated with the licensing of the Company's products is very lengthy and is subject to a number of significant delays over which the Company has little or no control. Following the signing of a license contract for BEA products, a customer's implementation consists of a pre-deployment and a deployment phase. Approximately 10 to 30 percent of the revenues from most customers is realized during the pre-deployment phase and is usually weighted toward professional services and training. The remaining portion of revenues is realized during the deployment stage and predominantly consists of license fees. During the fiscal year ended January 31, 1997, license fees per customer for BEA products generally ranged from $84,000 to $2.6 million and averaged approximately $395,000. While the sales and implementation cycle varies substantially from customer to customer, for initial sales it has ranged from 18 to 24 months from the initial contact to the completion of the deployment phase. Any significant or ongoing failure by the Company to achieve such sales or any delays in the implementation process could have a material adverse effect on the Company's business, operating results and financial condition.

COMPETITION

    The market for middleware software and related services is highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the middleware software marketplace. These competitors include database vendors such as Oracle Corporation ("Oracle"), IBM Corporation ("IBM") and others, which offer their own development tools for use with their proprietary databases, as well as companies offering and developing middleware software products and related services or application development tools that compete with products offered by the Company. In addition, Microsoft Corporation ("Microsoft") has announced that it will provide middleware functionality in future versions of its Windows NT operating system and has recently announced the release of a product that includes certain middleware functionality. Further, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those offered by the Company. A number of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company.

    The Company's principal competitors currently are database vendors that advocate client/server networks driven by the database server and software tool vendors that offer development tools designed to enable customers to create distributed mission-critical applications. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to the Company's enterprise middleware solutions. Currently, the software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs messaging and other basic middleware functions. There can be no assurance that the Company will compete successfully with database vendors and software tool vendors, or that the products offered by such vendors will not achieve greater market acceptance than the Company's products.

    Microsoft has announced that it will provide middleware functionality in future versions of its Windows NT operating system and has recently announced the release of a product that includes certain middleware functionality. The bundling of middleware functionality in Windows NT will require the Company to compete with Microsoft in the Windows NT marketplace, where Microsoft will have certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, its substantial installed base and the integration of its enterprise middleware functionality with Windows NT. If Microsoft successfully incorporates middleware functionality into Windows NT or separately offers middleware applications, the Company will need to differentiate its products based on functionality, interoperability with non-Microsoft platforms, performance and reliability and establish its products as more effective solutions to customers' needs. There can be no assurance that the Company will be able to successfully differentiate its products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect the Company's business, operating results and financial condition.

    In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

MANAGEMENT OF GROWTH

    The Company currently is experiencing a period of rapid and substantial growth that has placed, and is expected to continue to place, a strain on the Company's administrative, financial and operational resources. The Company's revenues have increased from $5.1 million for the fiscal year ended January
31, 1996 to $61.6 million for the fiscal year ended January 31, 1997. Revenue was $64.5 million for the six months ended July 31, 1997. The number of Company employees has increased from 120 employees in three offices in the United States at January 31, 1996 to over 650 employees in 38 offices in 18 countries at July 31, 1997. The Company's ability to manage its staff and growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, to train, motivate and manage its employees and, as required, to install new management information and control systems. In that regard, the Company is currently installing and implementing a new management information system that is designed to integrate financial and other reporting among the Company's multiple domestic and foreign offices. In addition, the Company intends to significantly increase its administrative staff in its foreign offices, particularly in the area of finance, and to improve financial reporting and controls for the Company's international operations. There can be no assurance that the Company will be able to implement improvements to its management information and control systems in an efficient or timely manner or that, during the course of this implementation, deficiencies in existing systems and controls will not be discovered. If management of the Company is unable to manage growth effectively, the Company's business, operating results and financial condition will be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL

    The Company's future performance depends to a significant degree upon the continued service of its key members of management, as well as marketing, sales, consulting and product development personnel. The loss of any of William T. Coleman III, the Company's President, Chairman and Chief Executive Officer, Edward W. Scott, Jr., the Company's Executive Vice President of Worldwide Field Operations, or Alfred S. Chuang, the Company's Chief Technical Officer and Executive Vice President of Product Development, or one or more of the Company's other key personnel, would have a material adverse effect on the Company's business, operating results and financial condition. The Company believes its future success will also depend in large part upon its ability to attract and retain highly skilled management, marketing, sales, consulting and product development personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating and retaining them in the future. As the Company seeks to expand its worldwide support organization, hiring of qualified technical personnel in foreign countries will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Novell Agreement requires the Company to employ a minimum number of research and development personnel.

EXPANDING DISTRIBUTION CHANNELS AND RELIANCE ON THIRD PARTIES

    To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as ISVs, hardware OEMs, systems integrators, independent consultants and distributors. Of the Company's revenues in the fiscal year ended January 31, 1997, approximately $52.2 million resulted from sales by the Company's direct sales force, and approximately $9.4 million resulted from sales through indirect channels. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in expanding its direct sales force and in further establishing and maintaining relationships with distributors, OEMs and ISVs. In particular, a significant element of the Company's strategy is to embed its technology in products offered by the Company's ISV customers. The Company intends to seek distribution arrangements with other ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenues in future periods.

    Although the Company is currently investing, and plans to continue to invest, significant resources to expand its direct sales force and to develop relationships with distributors and ISVs, the Company has at times experienced and continues to experience difficulty in recruiting qualified sales personnel and in establishing necessary third-party relationships. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, or otherwise further develop its relationships with distributors and ISVs, or that any such expansion or additional license agreements would result in an increase in revenues. Although the Company believes that its investments in the expansion of its direct sales force and in the establishment of other distribution channels through third parties ultimately will improve the Company's operating results, to the extent that such investments are made and revenues do not correspondingly increase, the Company's business, operating results and financial condition will be materially and adversely affected.

TECHNOLOGICAL CHANGE; DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS

    The market for the Company's products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, operability across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, although BEA TUXEDO interoperates with applications on over 40 operating platforms, as certain of the Company's customers start to utilize emerging platforms, it will be necessary for the Company to further enhance its products to interoperate with applications on these emerging platforms. There can be no assurance that the Company's products will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect the Company's business, operating results and financial condition.

    The Company's BEA Jolt product is designed to enable the extension of enterprise-wide, mission-critical applications to Internet and intranet environments. Although BEA Jolt has not accounted for a significant portion of the Company's revenues to date, the Company intends to release enhanced versions of BEA Jolt with greater functionality during the fiscal year ended January 31, 1998, and the Company's objective is to increase license revenues from the BEA Jolt product, both in absolute dollars and as a percentage of the Company's revenues in future periods, although there can be no assurance of such increase. The success of BEA Jolt depends upon, among other things, the future growth of the Internet for commercial transactions. There can be no assurance that communication or commerce over the Internet will become widespread, or that the Internet will prove to be a viable commercial marketplace. If BEA Jolt fails to adequately address customer concerns regarding the use of the Internet for commerce, or if the Internet otherwise does not prove to be a viable commercial marketplace, the success of the BEA Jolt product will be materially and adversely affected. In addition, the current version of BEA Jolt operates through Java-based applets, and the Company anticipates that future versions of BEA Jolt will similarly operate through Java. Accordingly, the success of BEA Jolt depends upon the continued widespread demand for Java-enabled World Wide Web browsers.

SOFTWARE DEFECTS

    Software products as complex as those offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company's recently introduced products or any products may contain defects or software errors and, as a result, the Company may experience delayed or lost revenues during the period required to correct any defects or errors. Any such defects or errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, or loss of or delay in market acceptance, or could require expensive product changes, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

PRODUCT LIABILITY

    The Company markets its products to customers for developing, building, deploying and managing distributed mission-critical computer software applications. The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its products by the Company may entail the risk of such claims, which could be substantial in light of the use of such products in mission-critical applications. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE ON PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT

    The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company presently has three issued patents and two pending patent applications, as well as an exclusive license to two patents and three pending patent applications. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents and that such patents will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In particular, the Company has, in the past, provided certain hardware OEMs with access to its source code, and any unauthorized publication or proliferation of this source code could materially adversely affect the Company's business, operating results and financial condition. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights of the Company.

    The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company has received correspondence claiming that its ObjectBroker product infringes certain third-party patents. The Company is investigating this claim and currently believes it to be without merit and that the Company is entitled to indemnification for such claim. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

POSSIBLE VOLATILITY OF STOCK PRICE

    The market price for the Common Stock is affected by a number of factors, including the announcement of new products or product enhancements by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in earnings estimates or recommendations by securities analysts, developments in the Company's industry, general market conditions and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of the Company's Common Stock.

POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF THE
  COMMON STOCK

    Sales of a substantial number of shares of Common Stock could adversely affect the market price of the Common Stock and could impair the Company's ability to raise capital through the sale of equity securities. On July 31, 1997, the Company had 62,694,206 shares of Common Stock outstanding (including 23,425,554 shares of Common Stock issuable upon conversion of the Class B Common Stock). Of these shares, the 6,900,000 shares sold in the offering completed in July, 1997, the 5,372,633 shares sold in the Company's initial public offering and 193,130 shares issued pursuant to the Company's Employee Stock Purchase Plan, are freely transferable without restriction under the Securities Act, unless they are held by "affiliates" of the Company as that term is used under the Securities Act and the Regulations promulgated thereunder.

    The remaining 50,228,443 outstanding shares were sold by the Company in reliance on exemptions from the registration requirements of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. None of these shares will be eligible for sale in the public market at the effective date of the Registration Statement of which this Prospectus is a part (the "Effective Date"). On October 8, 1997, approximately 1,870,721 shares will become eligible for sale subject to the provisions of Rule 144 or Rule 701, on November 19, 1997, and January 18, 1998, an additional 6,204,727 shares and 42,093,550 shares, respectively, will become eligible for sale subject to such provisions, in each case upon the expiration of agreements not to sell such shares entered into with Goldman, Sachs & Co. or the Company. On October 8, 1997, 2,375,989 additional shares subject to vested options will be available for sale subject to compliance with Rule 701, and on November 19, 1997, an additional 305,683 shares subject to vested options will become eligible for sale subject to such provisions, in each case upon the expiration of agreements not to sell such shares entered into with Goldman, Sachs & Co. or the Company. An additional 925,925 shares were issued to Digital in August, 1997 upon conversion of a portion of a certain note payable to Digital.

Upon issuance, such shares became eligible for immediate resale. In addition, 364,022 additional shares were issued subject to the full exercise of a warrant and are eligible for sale. Any shares subject to lock-up agreements may be earlier released at any time without notice by Goldman, Sachs & Co.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits
The following exhibits are filed by attachment to this Form 10-QSB:
  Exhibit
   Number        Description of Exhibit
  -------        ----------------------
    11           Statement re:  computation of earnings per share
    27           Financial Data Schedule

(b) Reports on Form 8-K:
A report on Form 8-K dated July 21, 1997, was filed on August 1, 1997 disclosing the international tranche of the Company's follow-on offering.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  September 12, 1997

BEA Systems, Inc.
------------------
(Registrant)

By:  /s/ Steve L. Brown
    --------------------
     Steve L. Brown
     Executive Vice President and Chief Financial Officer
    (Duly Authorized Officer and Principal Financial Officer)