Form 10QSB/A
period 1997-07-31
BEA SYSTEMS INC
filed 1997-09-15
CIK 1031798

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549


                                    FORM 10-QSB/A


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


Due to the relatively large dollar size of individual sales and the fact that a substantial portion of the Company's accounts receivable from license revenues have been generated within the last month of each quarter, and that percentage has fluctuated, the Company has experienced fluctuations in its average days sales outstanding. The Company believes that such fluctuations will continue in the future and will continue to affect its liquidity, working capital and financial condition.


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


Dated:  September 15, 1997


BEA Systems, Inc.
------------------
(Registrant)

By:  /s/ Steve L. Brown
    --------------------
     Steve L. Brown
     Executive Vice President and Chief Financial Officer
    (Duly Authorized Officer and Principal Financial Officer)