Form 10QSB
period 1997-10-31
BEA SYSTEMS INC
filed 1997-12-12
CIK 1031798

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997
                                    or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:  0-22369


                             BEA SYSTEMS, INC.
     (Exact name of small business issuer as specified in its charter)

                  DELAWARE                           77-0394711
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


                          385 MOFFETT PARK DRIVE
                       SUNNYVALE, CALIFORNIA  90489
                  (Address of principal executive office)

                              (408) 743-4000
           (Registrant's telephone number, including area code)



   Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      Yes  X                      No
                               ---                        ---

   As of November 30, 1997, there were 64,366,866 shares of the Registrant's Common Stock outstanding.

                             BEA SYSTEMS, INC.

                                   INDEX

                      PART I.  FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

        Condensed Consolidated Statements of Operations
           Three and nine months ended October 31, 1997 and 1996.......  3

        Condensed Consolidated Balance Sheets
          October 31, 1997 and January 31, 1997........................  4

        Condensed Consolidated Statements of Cash Flows
          Nine months ended October 31, 1997 and 1996..................  5

        Notes to Condensed Consolidated Financial Statements...........  6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS......................................  8

                         PART II.   OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................... 17

        SIGNATURES..................................................... 17

PART I.  FINANCIAL INFORMATION

ITEM I.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                       OCTOBER 31,            OCTOBER 31,
                                 ----------------------  ----------------------
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
Revenues:
  License                       $    29,585 $    11,693  $   80,144  $   26,855
  Services                           11,435       4,323      25,420       9,494
                                 ----------  ----------  ----------  ----------
     Total revenues                  41,020      16,016     105,564      36,349

Cost of revenues:
  License                             3,505       3,202      10,087       7,655
  Services                            6,968       2,559      15,760       4,843
                                 ----------  ----------  ----------  ----------
     Total cost of revenues          10,473       5,761      25,847      12,498
                                 ----------  ----------  ----------  ----------

Gross margin                         30,547      10,255      79,717      23,851

Operating expenses:
  Sales and marketing                19,101       9,049      51,742      19,411
  Research and development            6,884       4,868      17,806      12,638
  General and administrative          4,256       3,519      11,867       8,876
  Write-off of in-process
    research and development             --          --      16,000      62,248
                                 ----------  ----------  ----------  ----------
     Total operating expenses        30,241      17,436      97,415     103,173
                                 ----------  ----------  ----------  ----------

Income (loss) from operations           306      (7,181)    (17,698)    (79,322)

Interest and other income
  (expense), net                         98      (1,850)     (4,218)     (4,848)
                                 ----------  ----------  ----------  ----------
Income (loss) before provision
  for income taxes                      404      (9,031)    (21,916)    (84,170)

Provision for income taxes              721         146       1,893         300
                                 ----------  ----------  ----------  ----------
Net loss                         $     (317) $   (9,177) $  (23,809) $  (84,470)
                                 ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------

Net loss per share               $    (0.00)             $    (0.42)
                                 ----------              ----------
                                 ----------              ----------
Shares used in computing net
  loss per share                     64,041                  56,696
                                 ----------              ----------
                                 ----------              ----------

Pro forma net loss per share                 $    (0.18)             $    (1.69)
                                             ----------              ----------
                                             ----------              ----------

Shares used in computing pro
  forma net loss per share                       52,062                  50,107
                                             ----------              ----------
                                             ----------              ----------

                            See accompanying notes.

                               BEA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                    October 31, 1997       January 31, 1997
                                    ----------------       ----------------
                               ASSETS
Current assets:
  Cash and cash equivalents             $   90,913            $    3,283
   Accounts receivable, net                 38,037                24,778
   Other current assets                      3,223                 3,083
                                        ----------            ----------
     Total current assets                  132,173                31,144

 Computer equipment, furniture and
   leasehold improvements, net               7,194                 6,648
 Acquired Intangible assets, net            15,660                17,226
 Other assets                                3,438                 2,955
                                        ----------            ----------
     Total assets                       $  158,465            $   57,973
                                        ----------            ----------
                                        ----------            ----------

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Borrowing under line of credit        $       --            $    9,050
  Accounts payable                           4,057                 3,488
  Accrued liabilities                       22,471                14,527
  Deferred revenues                          8,949                 8,697
  Current portion of notes payable and
    capital lease obligations               27,519                28,180
                                        ----------            ----------
      Total current liabilities             62,996                63,942

Notes payable and capital lease
  obligations                               20,788                49,540

Series B redeemable preferred stock             --                20,780

Stockholders' equity (deficit):
  Preferred stock                               --                    17
  Common stock                                  64                    11
  Additional paid-in capital               207,480                32,335
  Notes receivable from shareholders          (544)                 (544)
  Deferred compensation                       (662)                 (845)
  Foreign currency translation
   adjustment                                 (242)                   74
  Accumulated deficit                     (131,415)             (107,337)
                                        ----------            ----------
    Total stockholders' equity
      (deficit)                             74,681               (76,289)
                                        ----------            ----------
      Total liabilities and
        stockholders' equity (deficit)  $  158,465            $   57,973
                                        ----------            ----------
                                        ----------            ----------

                            See accompanying notes.

                               BEA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                          Nine months ended
                                                             October 31,
                                                      -------------------------
                                                          1997          1996
                                                      -----------   -----------
Operating activities:
  Net loss                                            $   (23,809)  $   (84,470)
  Adjustments to reconcile net loss to cash
   used in operating activities:
    Depreciation                                            1,779         1,219
    Amortization of intangible assets acquired and
       write-off of in-process research and
       development                                         24,634        67,689
    Changes in operating assets and liabilities,
       net of business combinations                       (10,170)       (3,437)
    Other                                                     438        --
                                                      -----------   -----------

Net cash used in operating activities                      (7,128)      (18,999)
                                                      -----------   -----------

Investing activities:
  Acquisitions of intangible assets and
     business combinations, net of cash acquired           (2,919)       (2,348)
  Purchase of computer equipment, furniture
    and leasehold improvements                             (1,570)       (3,365)
                                                      -----------   -----------

  Net cash used in investing activities                    (4,489)       (5,713)
                                                      -----------   -----------

Financing activities:
  Net borrowings (payments) on line of credit              (9,050)        5,530
  Net payments on long-term debt
     and capital lease obligations                        (30,715)       (4,846)
  Proceeds from issuance of stock                         139,328        21,253
                                                      -----------   -----------

Net cash provided by financing activities                  99,563        21,937
                                                      -----------   -----------

Net increase in cash and cash equivalents                  87,946        (2,775)

Foreign currency translation adjustment                      (316)           (1)

Cash and cash equivalents at beginning of year              3,283         4,549
                                                      -----------   -----------

Cash and cash equivalents at end of quarter           $    90,913   $     1,773
                                                      -----------   -----------
                                                      -----------   -----------

                            See accompanying notes.

                               BEA SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Basis of presentation

The condensed consolidated financial statements at October 31, 1997 and for the three- and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods.
These financial statements should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements for the fiscal year ended January 31, 1997 included in the Company's Registration Statement on Form SB-2 (Registration Statement File No. 333-29961) and related prospectus for the Company's offering of its Common Stock, which was completed in July 1997.
The results of operations for the three and nine months ended October 31, 1997 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1998.

The consolidated balance sheet at January 31, 1997 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Note 2.   Net loss per share

Except as noted below, net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Common stock equivalents relating to stock options, the convertible preferred stock and the convertible line of credit are excluded from the computation as their effect would be anti-dilutive. However, for the three and nine month periods ended October 31, 1996, the calculation includes those common stock equivalent shares as required by the Securities and Exchange Commission's staff accounting bulletins and guidelines. Net loss per share information calculated on the above noted basis is as follows:

                                   Three months ended    Nine months ended
                                    October 31, 1996      October 31, 1996
                                   ------------------    -----------------
  Net loss per share                    $   (0.32)           $  (3.05)
                                       ----------           ---------
                                       ----------           ---------
  Shares used in computing net
    loss per share (in thousands)          29,862              27,907
                                       ----------           ---------
                                       ----------           ---------

For the three and nine month periods ended October 31, 1996, pro forma net loss per share has been computed as described above and also gives effect, pursuant to Securities and Exchange Commission policy, to common stock equivalent shares from convertible preferred stock issued more than twelve months prior to the Company's initial public offering and converted upon completion of the offering.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." The Statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. Under the Statement, primary earnings per share computed in accordance with Accounting Principle Board Opinion No. 25 will be replaced with a new simpler calculation called "basic earnings per share" and the Company will be required to restate comparative earnings per share amounts for all prior periods. Under the new requirements, basic loss per share for the three and nine month periods ended October 31, 1997 would be unchanged from the loss per share of $(0.00) and $(0.42), respectively. For the three and nine month periods ended October 31, 1996, the basic loss per share under the new standard would be $(0.89) based on weighted average shares outstanding of 10,338,000 and $(10.08) based on weighted average shares outstanding of 8,383,000, respectively.

Note 3.   Transaction with Digital Equipment Corporation

On March 26, 1997, the Company completed an agreement with Digital Equipment Corporation ("DEC") to acquire exclusive worldwide rights to MessageQ, ObjectBroker and other related products. The purchase price (including direct acquisition costs) was approximately $19.8 million. Of the aggregate consideration, $5 million was payable in cash on closing and aggregate payments of $17 million was due pursuant to a convertible promissory note. Interest was imputed on the convertible promissory note at 8 percent which resulted in the recorded liability of approximately $14 million at present value. The convertible promissory note provided for payments of $2 million, $4 million and $11 million payable on or before February 1, 1998, 1999 and 2000, respectively. Of the final installment of $11 million, $5 million was convertible into the Company's common stock. In addition, the Company granted DEC a warrant to purchase 500,000 shares of Common Stock at a price of $6.00 per share, exerciseable for a one year period, commencing in October 1997.

In August 1997, the Company and DEC entered into an agreement whereby the Company issued 925,925 shares of Common Stock and paid $4,925,000 as a full settlement of the convertible promissory note. Additionally, the Company issued 364,022 shares of Common Stock to DEC in connection with DEC's "cashless exercise" of the entire warrant as provided for in the warrant agreement.

Note 4.   Notes Payable and Capital Lease Obligations

Notes Payable and capital lease obligations consist of the following:

                                                October 31, 1997   January 31, 1997
                                               ----------------   ----------------
Subordinated notes payable to founders of IMC      $     --          $  4,589
Note payable to Novell                               46,374            69,900
Credit arrangement with majority stockholder             --             1,000
Note payable to former shareholders of Bay
 Technologies Pty., Ltd.                                598               928
Other notes payable                                     137               299
Capital lease obligations                             1,198             1,004
                                                   --------          --------
                                                     48,307            77,720
Less amounts due within one year                    (27,519)          (28,180)
                                                   --------          --------
  Notes payable and capital lease obligations      $ 20,788          $ 49,540
                                                   --------          --------
                                                   --------          --------

Note 5.   Public Offerings

During the first quarter ended April 30, 1997, the Company completed its initial public offering of Common Stock. The offering generated net proceeds of approximately $25.6 million from the sale of 5.0 million shares. During the second quarter, the underwriters exercised a portion of their over-allotment option, generating additional net proceeds of approximately $2.1 million from the sale of 373,000 shares of Common Stock.

During the second fiscal quarter ended July 31, 1997, the Company completed a follow-on public offering of its Common Stock. The offering generated net proceeds of approximately $110.7 million from the sale of 6.9 million shares. The proceeds from the follow-on offering will be used to fund scheduled debt payments and operating activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE BEA SYSTEMS, INC. SHOULD BE READ IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT ON FORM SB-2 (REGISTRATION STATEMENT FILE NO. 333-29961) AND RELATED PROSPECTUS FOR THE COMPANY'S PUBLIC OFFERING OF ITS COMMON STOCK, WHICH WAS COMPLETED IN JULY 1997. THIS DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, STATEMENTS REGARDING THE SUFFICIENCY OF THE COMPANY'S CURRENT CASH BALANCES, USE OF PROCEEDS FROM THE FOLLOW-ON PUBLIC OFFERINGS, EXPECTATIONS OF AMOUNT AND COMPOSITION OF REVENUE, FUTURE AMORTIZATION AND OTHER EXPENSE LEVELS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES AND ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS.

FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE RISKS AND UNCERTAINTIES INCLUDING, BUT NOT LIMITED TO, THOSE DESCRIBED UNDER THE HEADING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS." ALL FORWARD-LOOKING STATEMENTS AND REASONS WHY RESULTS MIGHT DIFFER INCLUDED IN THIS FORM 10-QSB ARE MADE AS OF THE DATE HEREOF, BASED ON INFORMATION AVAILABLE TO BEA SYSTEMS, INC. AS OF THE DATE HEREOF, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENT OR REASON WHY RESULTS MIGHT DIFFER.

RESULTS OF OPERATIONS

The Company acquired the TUXEDO product from Novell, Inc. in February 1996. Since this acquisition, the Company has continued to purchase and develop additional middleware products and technologies as well as establish distribution channels for its products and services. For these reasons, the Company has experienced significant growth.

THREE AND NINE MONTHS ENDED OCTOBER 31, 1997 AND 1996

REVENUES. The Company's revenues are derived primarily from fees for software licenses and from maintenance, customer support and consulting services. The Company's revenues were $41.0 million and $16.0 million for the fiscal quarters ended October 31, 1997 and 1996, respectively, and $105.6 million and $36.3 million for the nine months ended October 31, 1997 and 1996, respectively.

License revenues were $29.6 million and $11.7 million for the fiscal quarters ended October 31, 1997 and 1996, representing 72% and 73% of total revenues in the respective periods. License revenues were $80.1 million and $26.9 million for the nine months ended October 31, 1997 and 1996, representing 76% and 74% of total revenues. The increase in dollar amount of license revenues was primarily due to the continued market acceptance of BEA TUXEDO and adjacent middleware products.

Service revenues were $11.4 million and $4.3 million for the fiscal quarters ended October 31, 1997 and 1996, respectively, representing 28% and 27% of total revenues. For the nine months ended October 31, 1997 and 1996, service revenues were $25.4 million and $9.5 million, respectively, representing 24% and 26% of total revenues. The increase in service revenue is due to additional sales of consulting, training and maintenance associated with the increased sales of software licenses. The increase in services revenue for the three months ended October 31, 1997 of 42% from the three months ended July 31, 1997 is due to efforts to resell services to the Company's installed user base and renew customer support agreements. In the future, management expects services revenue to range between 25% and 30% of total revenues as the Company continues to build its support and service organizations, although there can be no assurance that total revenue will increase, or that service revenue will increase to achieve such percentages.

International revenues, which the Company defines as revenues from sales to customers outside the United States, accounted for 47% of total revenues in each of the fiscal quarters ended October 31, 1997 and 1996. For the nine months ended October 31, 1997 and 1996, international revenues accounted for 48% and 31% of total revenues, respectively. Management anticipates that international revenues will continue to comprise a material portion of the Company's revenues as BEA Tuxedo continues to gain international acceptance and the Company build local market presence in Europe and Asia.

COST OF LICENSES. Cost of licenses consists primarily of amortization of certain intangible assets related to acquisitions as well as product media, product duplication and shipping. Cost of licenses totaled $3.5 million and $3.2 million for the fiscal quarters ended October 31, 1997 and 1996, respectively, representing 12% and 27% of license revenues. For the nine months ended October 31, 1997 and 1996, cost of licenses totaled $10.1 million and $7.7 million, respectively, representing 13% and 29% of license revenues. The decrease in cost of licenses as a percentage of license revenues was due primarily to the substantial increase in license revenues during the period and the fixed nature of certain of the expenses. Amortization of intangible assets included in cost of licenses totaled $3.0 million and $2.3 million in the fiscal quarters ended October 31, 1997 and 1996 and $8.4 million and $5.3 million for the nine months ended October 31, 1997 and 1996, respectively. Amortization of intangible assets is expected to continue to comprise a material portion of cost of licenses and, assuming no further acquisitions, management expects this expense item to total approximately $3.0 million in the fourth quarter ending January 31, 1998, approximately $7.2 million for the fiscal year ending January 31, 1999 and approximately $3.0 million through the fiscal year ending January 31, 2003.

COST OF SERVICES. Cost of services consists primarily of personnel-related costs incurred in providing consulting services, training, maintenance and support to customers. Cost of services were $7.0 million and $2.6 million for the fiscal quarters ended October 31, 1997 and 1996, respectively, representing 61% and 59% of total service revenues for each period. For the nine months ended October 31, 1997 and 1996, cost of services were $15.8 million and $4.8 million, respectively, representing 62% and 51% of total service revenues for each period. The increase in absolute dollars was due primarily to the Company's growing customer base and increased operating activity resulting from such growth. The increase in costs as a percentage of related service revenues for the periods presented is the result of costs related to the hiring and training of consulting and support personnel. The Company has also invested substantial resources in a worldwide customer support organization to provide a high level of service to the Company's customers.

OPERATING EXPENSES. The Company expects to increase expense levels in each of the next several quarters, primarily to support increased sales, services and customer support efforts, and ongoing research and development, and to build greater infrastructure in its international offices, particularly in finance and administrative functions.

Sales and marketing expenses include salaries, commissions, advertising, direct mail, seminars, public relations, trade shows, travel and other related selling and marketing expenses. Sales and marketing expenses were $19.1 million and $9.0 million for the fiscal quarters ended October 31, 1997 and 1996, respectively, representing 47% and 57% of total revenues for each period. For the nine months ended October 31, 1997 and 1996, sales and marketing expenses were $51.7 million and $19.4 million, respectively, representing 49% and 53% of total revenues for each period. The increase in absolute dollars was due primarily to the expansion of the Company's direct sales force and an increase in sales and marketing personnel and activities. The decrease in costs as a percentage of revenues for the three months ended October 31, 1997 over the same period in 1996 was due primarily to the substantial increase in revenues. The Company believes that sales and marketing expenses will continue to increase as the Company expands its sales and marketing organization.

Research and development expenses include engineering personnel and related expenses, as well as consulting costs associated with new product development and enhancement of existing products. Research and development expenses were $6.9 million and $4.9 million for the fiscal quarters ended October 31, 1997 and 1996, respectively, representing 17% and 30% of total revenues in each period. For the nine months ended October 31, 1997 and 1996, research and development expenses were $17.8 million and $12.6 million, respectively, representing 17% and 35% of total revenues in each period. The increase in dollar amount was due to an increase in development personnel and related expenses. The decrease in research and development expenses as a percentage of total revenues was primarily due to economies of scale associated with the substantial increase in revenues. The Company expects that the dollar amount of research and development expenses will increase as the Company continues to commit substantial resources to product development and engineering in future periods.

General and administrative expenses include personnel costs for administration, finance, human resources, information technology and general management, as well as amortization of goodwill related to certain acquisitions. General and administrative expenses were $4.3 million and $3.5 million for the fiscal quarters ended October 31, 1997 and 1996, respectively, representing 10% and 22% of total revenues for each period.
For the nine months ended October 31, 1997 and 1996, general and administrative expenses were $11.9 million and $8.9 million, respectively, representing 11% and 24% of total revenues for each period. The increase in general and administrative expenses is attributed to the expansion of the Company's general and administrative staff and associated expenses necessary to manage and support the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the substantial increase in revenues. The Company expects that general and administrative expenses will continue to increase in absolute dollars in the future as the Company builds its administrative infrastructure and incurs costs associated with being a public company. Amortization of goodwill totaled $129,000 and $47,000 in the quarters ended October 31, 1997 and 1996, respectively. Amortization of goodwill totaled $268,000 and $141,000 in the nine months ended October 31, 1997 and 1996, respectively. Assuming no further acquisitions, amortization of goodwill is expected to total $229,000 for the fourth quarter ending January 31, 1998, approximately $914,800 for the fiscal year ending January 31, 1999 and approximately $1.3 million through the fiscal year ending January 31, 2003.

As a result of the acquisitions of MessageQ, ObjectBroker and other related products from Digital Equipment Corporation in the first quarter ended April 30, 1997, the acquisition of TUXEDO from Novell in the quarter ended April 30, 1996, and the acquisition of CST (Finland) in the quarter ended October 31, 1996, the Company has acquired a number of projects and products that had not reached technological feasibility at the date of purchase. Accordingly, $16.0 million and $62.2 million in the nine months ended October 31, 1997 and 1996, respectively, was expensed in the period acquired.

PROVISION FOR INCOME TAXES. While the Company has experienced operating losses to date, the Company has incurred income tax expense of $721,000 and $146,000 for the fiscal quarters ended October 31, 1997 and 1996, respectively, and $1.9 million and $300,000 for the nine months ended October 31, 1997 and 1996, respectively. The income tax expense is comprised primarily of foreign withholding tax and foreign income tax expense incurred as a result of local country profits.

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

BEA Systems, Inc. operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks and the possible impact of these factors on future results of operations.

LIMITED OPERATING HISTORY; INTEGRATION OF ACQUISITIONS; NO ASSURANCE OF PROFITABILITY - The Company was incorporated in January 1995 and, accordingly, has a limited operating history upon which an evaluation of the Company and its prospects can be based. Revenues generated by the Company to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from fees for related services. Since its inception, the Company has acquired a number of businesses and other products. Prior to the consummation of these acquisitions, the Company had no revenues and limited business activities. Accordingly, the Company is subject to the risks inherent both in the operation of a new business enterprise and the integration of a number of previously separate and independent business operations, and there can be no assurance that the Company will be able to address these risks successfully. Although the Company has experienced recent substantial revenue growth, the Company has incurred significant net losses since its inception, including losses of approximately $88.7 million and $17.7 million during the fiscal years ended January 31, 1997 and 1996, respectively, and $23.8 million for the nine months ended October 31, 1997. At October 31, 1997, the Company had an accumulated deficit of approximately $131.4 million. In addition, in connection with certain acquisitions, the Company recorded approximately $123.4 million as intangible assets, approximately $107.7 million of which has already been amortized and expensed and approximately $15.7 million of which is expected to be amortized and expensed in future periods through the Company's fiscal year ending January 31, 2003. The amounts of such intangible assets to be expensed in future periods, which will not be separately reported but will be included primarily in cost of sales, are expected to be $3.2 million for the remainder of the fiscal year ending January 31, 1998 and are expected to average $2.0 million per fiscal quarter in the fiscal year ending January 31, 1999. To the extent the Company makes additional acquisitions of businesses, products and technologies in the future, the Company may report additional, potentially significant, amortization expenses related thereto. To the extent future events result in the impairment of any capitalized intangible assets, amortization expenses may occur sooner than the Company expects. For the foregoing reasons, there can be no assurance that the Company will be profitable in any future period, and recent operating results should not be considered indicative of future financial performance.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS - The Company expects that it will experience significant fluctuations in future quarterly operating results as a result of many factors, including, among others: the size and timing of customer orders; introduction or enhancement of products by the Company or its competitors; market acceptance of middleware products; the lengthy sales and implementation cycle for the Company's products; technological changes in computer systems and environments; the structure and timing of future acquisitions of businesses, products and technologies; the ability of the Company to develop, introduce and market new products on a timely basis; changes in the Company's or its competitors' pricing policies; customer order deferrals in anticipation of future new products and product enhancements; the Company's success in expanding its sales and marketing programs; mix of products and services sold; mix of distribution channels; ability to meet the service requirements of its customers; costs associated with acquisitions; loss of key personnel; fluctuations in foreign currency exchange rates; and general economic conditions. As a result of all of these factors, the Company believes that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

A portion of the Company's revenues are derived from large orders as customers deploy BEA products throughout their organizations. Any inability of the Company to generate large customer orders, or any delay or loss of such orders in a particular quarter, will have a material adverse affect on the Company's revenues and, more significantly on a percentage basis, its net income or loss in that quarter. Moreover, the Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the third month of a fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations for future revenue and are relatively fixed in the short term. Any revenue shortfall below expectations could have an immediate and significant adverse effect on the results of operations.

Similarly, shortfalls in BEA's revenues and earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock. Moreover, the Company's stock price is subject to the volatility generally associated with software and technology stocks and may also be affected by broader market trends unrelated to the Company's performance.

PRODUCT CONCENTRATION - Revenues to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from related services. These products and services are expected to continue to account for the substantial majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO, such as competition, product performance or technological change, could have a material adverse effect on the Company's business and consolidated results of operations and financial condition.

The middleware market, in which the Company conducts its business, is still emerging and is characterized by continuing technological developments, evolving industry standards and changing customer requirements. The Company's success is dependent in large part on the Company's middleware software products' achieving market acceptance by large customers with substantial legacy mainframe systems. The Company's future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment through the use of middleware technology. There can be no assurance that the market for middleware technology and related services will continue to grow. If the middleware market fails to grow or grows more slowly than the Company currently anticipates, or if the Company experiences increased competition in this market, the Company's business, results of operations and financial condition will be adversely affected.

LENGTHY SALES CYCLE - The Company's products are typically used to integrate large, sophisticated applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's implementation of a distributed computing environment. Customers evaluating the Company's software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for the Company's products is lengthy and is subject to delays or cancellation over which the Company has little or no control. Any significant change in the Company's sales cycle could have a material adverse effect on the Company's business, results of operations and financial condition.

COMPETITION - The market for middleware software and related services is highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the middleware software marketplace. These competitors include database vendors such as Oracle Corporation ("Oracle"), IBM Corporation ("IBM") and others, which offer their own development tools for use with their proprietary databases, as well as companies offering and developing middleware software products and related services or application development tools that compete with products offered by the Company. Further, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those offered by the Company. A number of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company.

Microsoft has announced that it will provide middleware functionality in future versions of its Windows NT operating system and has recently announced the release of a product that includes certain middleware functionality. The bundling of middleware functionality in Windows NT will require the Company to compete with Microsoft in the Windows NT marketplace, where Microsoft will have an inherent advantage. If Microsoft successfully incorporates middleware functionality into Windows NT or separately offers middleware applications, the Company will need to differentiate its products based on functionality, interoperability with non-Microsoft platforms, performance and reliability and establish its products as more effective solutions to customers' needs. There can be no assurance that the Company will be able to successfully differentiate its products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect the Company's business, operating results and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional licenses and maintenance and support renewals on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against competitors, and the failure to do so would have a material adverse effect upon the Company's business, results of operations and financial condition.

MANAGEMENT OF GROWTH - The Company currently is experiencing a period of rapid and substantial growth that has placed, and is expected to continue to place, a strain on the Company's administrative, financial and operational infrastructure. The Company's revenues have increased from $5.1 million for the fiscal year ended January 31, 1996 to $61.6 million for the fiscal year ended January 31, 1997. Revenue was $105.6 million for the nine months ended October 31, 1997. The number of Company employees has increased from 120 employees in three offices in the United States at January 31, 1996 to approximately 800 employees in 41 offices in 22 countries at October 31, 1997. The Company's ability to manage its staff and growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures; to train, motivate and manage its employees; and, as required, to install new management information and control systems. In that regard, the Company is currently installing and implementing a new management information system that is designed to integrate financial and other reporting among the Company's multiple domestic and foreign offices. In addition, the Company intends to increase its staff in its foreign offices and to improve financial reporting and controls for the Company's international operations. There can be no assurance that the Company will be able to implement improvements to its management information and control systems in an efficient or timely manner or that, during the course of this implementation, deficiencies in existing systems and controls will not be discovered. If management of the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL AND NEED TO HIRE ADDITIONAL PERSONNEL - The Company believes its future success will depend upon its ability to attract and retain highly skilled personnel including the Company's founders, Messrs. William Coleman, Edward Scott, Alfred Chuang and key members of management. Competition for such personnel is intense, and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating and retaining them in the future. As the Company seeks to expand its worldwide support organization, hiring of qualified technical personnel in foreign countries will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on the Company's business, results of operations and financial condition.

EXPANDING DISTRIBUTION CHANNELS AND RELIANCE ON THIRD PARTIES - To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as independent software vendors ("ISVs"), hardware OEMs, systems integrators, independent consultants and distributors. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in expanding its direct sales force and in further establishing and maintaining relationships with distributors, OEMs and ISVs. In particular, a significant element of the Company's strategy is to embed its technology in products offered by the Company's ISV customers. The Company intends to seek distribution arrangements with other ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenues in future periods. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, or otherwise further develop its relationships with distributors and ISVs, or that any such expansion or additional license agreements would result in an increase in revenues. Although the Company believes that its investments in the expansion of its direct sales force and in the establishment of other distribution channels through third parties ultimately will improve the Company's operating results, to the extent that such investments are made and revenues do not correspondingly increase, the Company's business, results of operations and financial condition will be materially and adversely affected.

INTERNATIONAL REVENUES - For the three and nine months ended October 31, 1997, sales to customers outside of the United States accounted for 47% and 48% of total revenues, respectively. The Company anticipates that international revenues will continue to account for a significant portion of its consolidated revenues. Risks inherent in the Company's international sales include the following: unexpected changes in regulatory practices and tariffs; greater difficulties in staffing and managing foreign operations; longer collection cycles; potential changes in tax laws; greater difficulty in protecting intellectual property; and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the Japanese yen, the French franc, the German mark and the British pound. The Company's international revenues may also be impacted by general economic and political conditions in these foreign markets. Specifically, the Company's business in the Pacific Rim could be negatively impacted in the short run by unsettled economic conditions in that region including

Japan and Korea. There can be no assurances that these factors and other factors will not have a material adverse effect on the Company's future international revenues and consequently on the Company's business and consolidated results of operations.

RAPID TECHNOLOGY CHANGE; DEPENDENCE ON NEW PRODUCTS AND PRODUCT ENHANCEMENTS -The market for the Company's products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company's products will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect the Company's business, results of operations and financial condition.

SOFTWARE DEFECTS - The software products offered by the Company are internally complex and, despite extensive testing and quality control, may contain errors or defects ("bugs"), especially when first introduced. Such defects or errors could result in corrective releases to the Company's software products, damage to the Company's reputation, loss of revenue, an increase in product returns or order cancellations, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business and consolidated results of operations.

PRODUCT LIABILITY - The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although the Company has not experienced any product liability claims to date, the sale and support of its products may entail the risk of such claims, which could be substantial in light of the use of such products in mission-critical applications. A successful product liability claim brought against the Company could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE OF PROPRIETARY TECHNOLOGY; RISK OF INFRINGEMENT - The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents and that such patents will provide a competitive advantage to the Company.

As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization. In particular, the Company has, in the past, provided certain hardware OEMs with access to its source code, and any unauthorized publication or proliferation this source code could materially adversely affect the Company's business, operating results and financial condition. Monitoring unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights is unavailable or limited in many foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights of the Company.

The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company with respect to current or future products. The Company has received correspondence claiming that its ObjectBroker product infringes certain third-party patents. The Company is investigating this claim and currently believes it to be without merit and that the Company is entitled to indemnification for such claim. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, results of operations and financial condition.

VOLATILITY OF STOCK PRICE - The market price for the Company's Common Stock is affected by a number of factors, including the announcement of new products or product enhancements by the Company or its competitors, quarterly variations in the Company's or its competitors' results of operations, changes in earnings estimates or recommendations by securities analysts, developments in the software industry, general market conditions and other factors, including factors unrelated to the operating performance of the Company or its competitors. In addition, stock prices for many companies in the technology and emerging growth sectors have experienced wide fluctuations that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of the Company's Common Stock.

POTENTIAL EFFECT OF SHARES ELIGIBLE FOR FUTURE SALE ON MARKET PRICE OF THE COMPANY'S COMMON STOCK - Sales of a substantial number of shares of Common Stock could adversely affect the market price of the Company's Common Stock and could impair the Company's ability to raise capital through the sale of equity securities. On October 31, 1997, the Company had 64.3 million shares of Common Stock outstanding (including 20.8 million shares of Common Stock issuable upon conversion of the Class B Common Stock). Of these shares, the
6.9 million shares sold in the offering completed in July 1997, the 5.4 million shares sold in the Company's initial public offering and 193,000 shares issued pursuant to the Company's Employee Stock Purchase Plan are freely transferable without restriction under the Securities Act, unless they are held by "affiliates" of the Company as defined under the Securities Act and the Regulations promulgated thereunder. An additional 926,000 shares were issued to Digital in August, 1997 upon conversion of a portion of a certain note payable to Digital. Upon issuance, such shares became eligible for immediate resale. In addition, 364,000 additional shares were issued subject to the full exercise of a warrant and are eligible for sale.

Of the remaining 50.5 million shares of common stock outstanding, certain shares were sold by the Company in reliance on exemptions from the registration requirements of the Securities Act and are restricted securities within the meaning of Rule 144 under the Securities Act. On October 8, 1997, approximately 2.4 million shares became eligible for sale subject to the provisions of Rule 144 or Rule 701, and on November 22, 1997, 6.0 million shares became eligible for sale subject to such provisions. On January 18, 1998, an additional 42.1 million shares will become eligible for sale subject to such provisions. On each of the dates above, shares become eligible for sale upon the expiration of agreements with Goldman, Sachs & Co. or the Company.

On October 8, 1997 and November 22, 1997, an additional 1.3 million and 250,000, respectively, in vested options were available for sale upon exercise into Common Stock subject to compliance with Rule 701, in each case upon the expiration of agreements not to sell such shares entered into with Goldman, Sachs & Co. or the Company. Any shares subject to lock-up agreements may be earlier released at any time without notice by Goldman, Sachs & Co.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations and acquisitions of subsidiaries, technologies and distribution rights, primarily through public offerings of securities, the private sale of equity securities and borrowings.

During the quarter ended April 30, 1997, the Company completed its initial public offering of securities. The offering generated net proceeds of approximately $25.6 million from the sale of 5.0 million shares of Common Stock. Subsequent to the end of the quarter, the underwriters exercised a portion of their over-allotment option, generating additional net proceeds of approximately $2.1 million from the sale of 372,633 shares of Common Stock.

During the quarter ended July 31, 1997, the Company completed a follow-on offering. The follow-on offering generated net proceeds of approximately $110.7 million from the sale of 6.9 million shares of Common Stock.

Under the terms of the revolving credit arrangement, the Company has the ability to borrow a maximum of $20 million based on eligible accounts receivable. At October 31, 1997, the Company's borrowing capacity under this facility was $13.5 million and no borrowings were outstanding. The credit arrangement is scheduled to expire in April 1998.

As of October 31, 1997, the balance of the note payable to Novell was $46.4 million. Scheduled payments for the next twelve months are $29.5 million, in aggregate.

During the nine months ended October 31, 1997 and 1996, the Company used approximately $1.6 million and $3.4 million, respectively, of cash to purchase leasehold improvements, computers, furniture and other office equipment. The Company also acquired equipment with a cost of approximately $600,000 under a capital lease line of credit during the nine months ended October 31, 1997.

At October 31, 1997, the Company had $90.9 million in cash and cash equivalents and working capital of $69.2 million. The Company believes that the current cash balance will be sufficient to meet its working capital requirements for the next twelve months. Although operating activities may provide cash in certain periods, to the extent that the Company experiences growth in the future, the Company anticipates that its operating and investing activities may use cash.

PART II.  OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are filed by attachment to this Form 10-QSB:

       Exhibit
        Number       Description of Exhibit
       -------       ----------------------
          11         Statement re:  computation of earnings per share
          27         Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended October 31, 1997.



SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:    December 8, 1997


                                   BEA Systems, Inc.
                                   (Registrant)

                                   /s/ WILLIAM T. COLEMAN III
                                   --------------------------
                                   William T. Coleman III
                                   President, Chief Executive Officer and
                                   Chairman


                                   /s/ STEVE L. BROWN
                                   ------------------
                                   Steve L. Brown
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Duly Authorized Officer and Principal
                                   Financial Officer)