Form 10KSB
period 1998-01-31
BEA SYSTEMS INC
filed 1998-04-30
CIK 1031798

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------

[X]ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
   1934

  FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                      OR

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  COMMISSION FILE NUMBER: 0-22369

                               BEA SYSTEMS, INC.
                (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                  DELAWARE                                       77-0394711
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

                            385 MOFFETT PARK DRIVE
                          SUNNYVALE, CALIFORNIA 94089
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

                                (408) 743-4000
               (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

      SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

  SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT: COMMON STOCK

  Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

  State issuer's revenues for its most recent fiscal year. $157,189,000

  The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 23, 1998 as reported on the Nasdaq National Market, was approximately $621,700,000. Shares of common equity held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that certain persons are affiliates for any other purposes.

  As of March 23, 1998, there were approximately 65,300,000 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's definitive Proxy Statement to be issued in connection with the registrant's Annual Meeting of Stockholders to be held on June 25, 1998, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.
                                  FORM 10-KSB

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
 PART I.
 Item 1.   Description of Business.......................................    1
 Item 2.   Description of Property.......................................    8
 Item 3.   Legal Proceedings.............................................    8
 Item 4.   Submission of Matters to a Vote of Security Holders...........    8
 PART II.
 Item 5.   Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................    9
 Item 6.   Management's Discussion and Analysis or Plan of Operation.....   10
 Item 7.   Financial Statements..........................................   22
 Item 8.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure......................................   46
 PART III.
 Item 9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.............   46
 Item 10.  Executive Compensation........................................   46
 Item 11.  Security Ownership of Certain Beneficial Owners and
           Management....................................................   46
 Item 12.  Certain Relationships and Related Transactions................   46
 Item 13.  Exhibits and Reports on Form 8-K..............................   47
 Signatures...............................................................  49

                                    PART I

FORWARD-LOOKING INFORMATION

  The filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding beliefs, plans, expectations or intentions regarding the future. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include risks and uncertainties including, but not limited to, those described under the heading "Management's Discussion and Analysis or Plan of Operation-Factors that May Impact Future Operating Results." All forward-looking statements included and factors that could cause results of operations to differ are made as of the date hereof, based on information available to BEA as of the date hereof, and BEA assumes no obligation to update any forward-looking statement.

ITEM 1. DESCRIPTION OF BUSINESS

  BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of software which provides cross-platform middleware solutions for enterprise business applications. The Company's products and services help enable mission-critical, distributed applications to work seamlessly in client/server, Internet and legacy environments. BEA provides transactional, messaging, and distributed object-based software for developing and deploying these enterprise applications. In addition to its product line, BEA provides enterprise solutions through its extensive partner network, and a wide range of related services including consulting, training and support.

  BEA's products are marketed and sold worldwide through a network of sales offices and distribution partners. The Company's products have been adopted in a wide variety of industries, including banking and finance, manufacturing, retail, telecommunications and transportation.

INDUSTRY BACKGROUND

  Over the past decade, the information systems of many large organizations have evolved from traditional mainframe-based systems to distributed computing environments. This evolution is driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Despite these benefits, large-scale mission-critical applications that enable and support fundamental business processes, such as airline reservations, credit card processing and customer billing and support systems, have largely remained in mainframe environments. For several decades, the high levels of reliability, scalability, security, manageability and control required for these complex, transaction-intensive systems have been provided by mainframe middleware software. These mainframe environments, however, suffer from several shortcomings, including inflexibility, lengthy development and maintenance cycles and limited, character-based user interfaces. Increasingly, these shortcomings are forcing many organizations to seek out technologies that will enable them to overcome the limitations of distributed computing for mission-critical applications while providing the robust computing infrastructure previously unavailable outside the mainframe environment.

PRODUCTS AND SERVICES

  The BEA Enterprise Transaction Framework is an integrated middleware software platform for building, deploying and managing distributed mission-critical applications. The BEA Enterprise Transaction Framework provides the scalability, manageability, platform independence, interoperability, integrity, reliability and security requirements of complex, large-scale, transaction-intensive mission-critical applications in a distributed computing environment. The core of the BEA Enterprise Transaction Framework is BEA TUXEDO, a market-proven and time-tested technology first developed at AT&T Bell Labs in 1984. The Company took over development, sales and support of BEA TUXEDO from Novell, Inc. ("Novell") in February 1996 and has subsequently shipped BEA TUXEDO Release 6.3 and Release 6.4 as well as several products that work in conjunction with BEA TUXEDO such as BEA Connect, BEA Jolt, BEA Manager and BEA Builder. In March 1997, the Company acquired exclusive rights to BEA MessageQ, BEA ObjectBroker and other related products from Digital Equipment Corporation ("Digital").

 BEA TUXEDO

  BEA TUXEDO is a robust platform for developing, deploying and managing mission-critical applications in distributed computing environments. BEA TUXEDO provides distributed transaction processing and application messaging capabilities and the full complement of services necessary to build and run mission-critical applications. It enables developers to create applications that interoperate across multiple hardware platforms, databases and operating systems.

  BEA TUXEDO provides mainframe-like performance for distributed mission-critical applications. It allows these applications to accommodate thousands of worldwide users, high-transaction throughput, multiple concurrent database access and large volumes of data, while maintaining short response times, high data integrity and security and 7x24x365 system availability. At the same time, BEA TUXEDO enables developers and systems managers to take advantage of the benefits offered by distributed computing environments, such as lower incremental technology costs, increased flexibility, faster application development and deployment and improved access to business information.

 BEA MessageQ

  BEA MessageQ enables messages to be sent from one application to another through an advanced queued message bus. Queued messaging allows applications to communicate without interruption, either synchronously or asynchronously, through queues or publish-and-subscribe mechanisms. BEA MessageQ ensures that messages on incoming and outgoing queues are recognized and executed only when the receiving or sending system is ready for processing. The communicating programs can be on the same computer or on many different computers in an enterprise-wide network.

 BEA ObjectBroker

  BEA ObjectBroker is a CORBA-compliant Object Request Broker ("ORB") that simplifies software integration and the development of new, object-oriented distributed solutions. Throughout its development and ongoing enhancements, BEA ObjectBroker has focused on high performance and enterprise-level robustness. By using BEA ObjectBroker in conjunction with additional separately released features, developers can integrate object-oriented enterprise applications with desktop and workgroup applications running on Microsoft Windows NT and Windows 95.

 BEA Jolt

  BEA Jolt extends the capabilities of BEA TUXEDO to the Internet and intranets, making mission-critical applications immediately accessible through these media without the need for any additional application programming. It enables Internet and intranet application developers to take full advantage of the benefits offered by the BEA Enterprise Transaction Framework and, the Company believes, provides the means for resolving many of the technical issues hindering the development of electronic commerce solutions on the Internet. BEA Jolt ensures that transaction integrity is maintained, notwithstanding the Internet's inherent inability to retain the current state of any transaction or the frequently unreliable connections encountered by users. BEA Jolt employs a Java-based interface that allows programmers to execute service requests from any Java-enabled web browser without requiring any knowledge of detailed transaction semantics. BEA Jolt also ensures an application's security, since neither transactional programming nor semantics are accessible from the Internet or intranets.

 BEA TUXEDO Application Personality (TAP)

  BEA TUXEDO Application Personality (TAP) provides mainframe-to-UNIX and mainframe-to-NT application portability, compatibility and connectivity for IBM Corporation's ("IBM") Customer Information and Control Systems ("CICS") based transaction processing. With BEA TAP, organizations can extend the useful lives of CICS applications, either by seamlessly sharing the transaction processing load with UNIX- or NT-based hardware or by migrating applications and data from the mainframe to a UNIX- or NT-based distributed computing environment. BEA TAP preserves organizations' investments in CICS/COBOL programs and programmers, while enabling them to take advantage of UNIX- and NT-based technologies. Programmers can continue to develop and deploy mission-critical applications on the mainframe using CICS/COBOL and to rely upon BEA TAP to connect or migrate those applications to UNIX and NT whenever necessary.

 BEA Connect

  BEA Connect is a family of connectivity products that allow applications to extend across heterogeneous hardware and software platforms. Designed to work in concert with all other BEA products, BEA Connect assures ready, transparent access to critical information across the network with a single, standard programming interface. BEA Connect supports a variety of mainframe-based and distributed transactional technologies, including CICS and IBM Information Management Systems ("IMS"), by using standard network protocols such as TCP/IP, LU6.2/SNA or OSI TP. Interfaces can also be built for connectivity with specific packaged software applications, such as SAP's R/3. BEA Connect also enables customers to write mission-critical applications that access remote application services on mainframes or other hosts via industry-standard communications mechanisms.

 BEA Builder for TUXEDO

  BEA Builder for TUXEDO enables programmers to use familiar graphical development environments, such as Visual Basic, Visual C++ and PowerBuilder, in the development of BEA TUXEDO-based applications. BEA Builder incorporates application frameworks and code generators that enhance programmers' productivity, and provides pre-programmed wizards to automate the configuration and deployment of an application. By leveraging developers' familiarity with popular development environments and adding the capabilities noted above, BEA Builder reduces the training and development needed to design and deploy distributed mission-critical applications using BEA TUXEDO.

 BEA Manager

  The BEA Manager family of products extends the native management capabilities of BEA TUXEDO by enabling it to integrate with, and take advantage of the capabilities of, various third-party management frameworks, including IBM's NetView, Hewlett-Packard Corporation's OpenView, Computer Associates' CA-UNICENTER, and Sun Microsystems, Inc.'s Solstice Enterprise Manager. BEA Manager adds application level instrumentation for performance measurement and centralized message logging, which together provide increased detection and isolation capabilities for application faults. BEA Manager also provides a set of customizable intelligent agents that reduce the human involvement required to handle routine maintenance and fault correction.

 Consulting and Support Services

  The Company provides a wide range of consulting, educational and customer support services to customers developing, deploying and managing mission-critical applications using BEA products. The Company believes that its ability to provide quality support services to customers is critical to its future success and is a key strategic advantage. The Company's service offerings include:

    Consulting services. BEA offers a variety of both packaged and custom consulting services to help customers meet a wide range of objectives throughout the project life cycle. These consulting services include architectural assessment, prototyping, legacy migration, application integration, performance evaluation and tuning, and data conversions. The Company frequently works closely with third party consulting firms and systems integrators who provide customers with reengineering, customization, project management and implementation services.

    Educational services. The Company offers education and training services to assist customers in building competency in its middleware products. These programs range from introductory seminars to immersion training and certification programs. Educational services are offered at customer sites or BEA designated locations and are led by on-staff instructors or consultants.

    Maintenance and support services. The Company provides support offerings including 24-hour hot-line telephone support, staffed with professionals experienced in the use of the Company's software products. The Company supports worldwide operations with call center hubs in Sunnyvale, California; Paris, France; Yokohama, Japan and Brisbane, Australia.

PRODUCT DEVELOPMENT

  BEA's total research and development expenses were approximately $27.0 million and $18.2 million in fiscal years 1998 and 1997, respectively. The Company believes that its success will depend largely upon its ability to enhance existing products and develop or acquire new products that meet the needs of the rapidly evolving middleware marketplace and increasingly sophisticated and demanding customers. The Company intends to continue to devote substantial resources to expanding its product offerings, introducing new products and services, and offering higher levels of integration among its products.

  The Company has made substantial investments in technology acquisitions and product development. BEA TUXEDO was originally developed by AT&T Bell Labs, and had been revised by UNIX System Labs and Novell before BEA became the developer of the product in February 1996. The Company acquired BEA ObjectBroker and BEA MessageQ from Digital as key components of BEA's on-going efforts to enhance its middleware product offerings. Important additional products and technologies for the BEA Enterprise Transaction Framework were gained through many of the Company's acquisitions. The Company intends to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate.

  The Company's software development activities are conducted in various sites throughout the United States including Sunnyvale, California; Dallas, Texas; Liberty Corners, New Jersey; and Nashua, New Hampshire. As of January 31, 1998, the Company had a research and software development staff of approximately 200 professionals, which includes the original four architects and many of the original developers of TUXEDO. The Company intends to continue to recruit and hire experienced software developers. See "Management's Discussion and Analysis or Plan of Operation--Factors That May Impact Future Operating Results--Rapid Technology Change; Dependence on New Products and Product Enhancements."

MARKETING AND SALES

  The Company's sales strategy is to pursue opportunities worldwide within large organizations through its direct sales, professional services and technical support organizations, complemented by indirect sales channels such as hardware OEMs, packaged application software developers, systems integrators and independent consultants, software tool vendors and distributors. The Company currently intends to continue to add to its direct sales, support and professional services organizations in all major worldwide markets.

 Direct Sales Organization

  BEA markets its software and services primarily through its direct sales organization. As of January 31, 1998, the Company's direct sales force, including technical sales engineers, totaled approximately 230 professionals in 50 offices in 24 countries. Field sales representatives are assigned quotas and compensated for all Company revenues, both direct and indirect, resulting from their assigned territory. Leads are generally qualified by a third party and then passed through the field sales organization.

  The Company typically uses a consultative, solution-oriented sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements. Because the Company's products are typically used to integrate applications that are critical to a customer's business, the Company focuses its initial sales efforts on senior information technology department personnel who are responsible for such applications. Subsequent efforts often include other senior members of a customer's executive management team.

 Product Sales and Implementation Cycle

  The license of the Company's software products is often an enterprise-wide decision and requires BEA to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. The Company's sales process consists of several phases: lead generation, initial contact, lead qualification, needs assessment, proposal generation and contract negotiation. Following the signing of a license contract for BEA products, a customer's implementation consists of a pre-deployment and a deployment phase. While the sales and implementation cycle varies substantially from customer to customer, for initial sales it has ranged from 18 to 24 months from the initial contact to the completion of the deployment phase. In many cases, a customer begins a second development project using BEA products, often with substantially shortened development and deployment time frames. Additional development projects by a particular customer are often implemented in progressively abbreviated time frames. See "Management's Discussion and Analysis or Plan of Operations - Factors That May Impact Future Operating Results - Lengthy Sales Cycle."

 Strategic Relations

  An important element of the Company's sales and marketing strategy is to expand its relationships with third parties and strategic partners to increase the market awareness, demand and acceptance of BEA and its products. The Company often benefits from third-party selling assistance and believes that, in a number of instances, its relationships with strategic partners have substantially shortened the Company's sales cycle. Partners have often generated and qualified sales leads, made initial customer contacts, assessed needs and recommended contact with the Company prior to BEA's introduction. Strategic partners can provide customers with additional resources and expertise, especially in vertical markets, to help meet their system application development requirements. Types of strategic partners include:

    System platform companies. BEA Systems' partners often act as resellers of BEA TUXEDO, either under the BEA TUXEDO name or integrated with their own software products, or recommend BEA TUXEDO to their customers and prospects who are planning to implement high-end, mission-critical applications on their hardware platform. BEA has relationships with hardware manufacturers including Digital, Fujitsu Limited, Hewlett-Packard Corporation, IBM, NEC Corporation, Pyramid Technology Corporation, Sequent Computer Systems, Inc., Siemens-Nixdorf Informations Systeme A.G., Sun Microsystems, Inc., Unisys Corporation and Tandem Computers, Inc.

    Packaged application software developers. BEA licenses its software to packaged application software vendors. These vendors embed BEA software as a middleware infrastructure for the applications they supply, giving these applications increased distribution, scalability and portability across all platforms on which BEA TUXEDO runs. Customers can also easily integrate custom applications built using BEA TUXEDO into these existing packaged applications. Vendors that embed BEA TUXEDO software in their packaged applications include 3M Health Information Systems, Alltel Corp., CableData, Inc., Lucent Technologies, Inc., Cycare Systems, Inc., Filoli Information Systems, Mincom, Inc. and PeopleSoft, Inc.

    Systems integrators and independent consultants. Systems integrators often refer their customers to BEA and may utilize BEA as a subcontractor in some situations. BEA TUXEDO has been designated by Electronic Data Systems Corporation ("EDS") as a certified framework product, and BEA seeks similar certification from other systems integrators. BEA also works cooperatively with independent consulting organizations, often being referred to prospective customers by professional services organizations with expertise in high-end transactional applications. In addition to EDS, BEA has relationships with systems integrators such as Andersen Consulting, Oracle Corporation ("Oracle") and Perot Systems Corporation, as well as many independent consultants.

    Independent software tool vendors. Independent Software Vendors ("ISVs") who partner with the Company integrate their tools with BEA TUXEDO to enable their customers to build scalable distributed applications more easily. BEA has relationships with approximately 40 tool vendors, including BMC Software, Inc., Compuware Corporation, Dynasty Technologies, Inc., Informix Corp., Mercury Interactive Corporation, Microsoft, Inc., Oracle, Prolifics, Rational Software Corporation and Symantec Corp.

    Distributors. The Company uses software distributors to sell its products in Europe, Asia, Latin America and, to a lesser degree, North America to augment the efforts of its direct sales force. As of January 31, 1998, the Company was represented by over 25 distributors.

 Professional Services

  Due to the complex nature of its customers' mission-critical applications, the Company believes that its professional services organization plays a key role in facilitating initial license sales and enabling customers to develop, deploy and manage such applications successfully. As of January 31, 1998, the Company employed over 150 professional services consultants. Fees for professional services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed.

 Marketing

  The Company's marketing efforts are directed at broadening the demand for BEA TUXEDO and the BEA Enterprise Transaction Framework by increasing awareness of the benefits of using the Company's products to build mission-critical distributed applications. Marketing efforts are also aimed at supporting the Company's worldwide direct and indirect sales channels. Marketing personnel engage in a variety of activities including conducting public relations and product seminars, issuing newsletters, sending direct mailings, preparing sales collateral and other marketing materials, coordinating the Company's participation in industry trade shows, programs and forums, and establishing and maintaining close relationships with recognized industry press and analysts. The Company's senior executives are frequent speakers at industry forums in many of the major markets the Company serves.

CUSTOMER AND DEALER SUPPORT

  The Company believes that a high level of customer support is integral to the successful marketing and sale of BEA products. Mission-critical applications require rapid support response and problem resolution. The Company's direct sales to customers include a basic level of maintenance. Comprehensive 7x24 support contracts are also available, typically on an annual basis. In addition, the Company offers introductory and advanced classes and training programs at the Company's offices, customer sites and training centers worldwide. Telephone hot line support is offered worldwide at either a standard or around-the-clock level, depending on customer requirements. The Company maintains product and technology experts on call at all times worldwide and has support call centers located in Sunnyvale, California; Paris, France; Yokohama, Japan; and Brisbane, Australia. The Company sponsors a worldwide user group conference each year and additional local user group conferences in many geographic areas around the world.

COMPETITION

  The market for middleware software and related services is highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the middleware software marketplace. These competitors include system and database vendors such as IBM and database vendors such as Oracle, which offer their own middleware functionality for use with their proprietary systems. Microsoft has also announced that it will provide middleware functionality in future versions of its Windows NT operating system and has introduced a product that includes certain middleware functionality. In addition, there are companies offering and developing middleware and application integration software products and related services that directly compete with products offered by the Company. Further, the software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs messaging and other basic middleware functions. Lastly, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those offered by the Company. A number of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing, sales and other resources, greater name recognition and a larger installed base of customers than the Company.

  The Company believes that the principal competitive factors in the market for its products are the ability to scale to accommodate a large number of users, interoperability with major hardware and software platforms and legacy systems, cost, time to implementation, robustness and support services. Based on these factors, the Company believes its products compete favorably, although there can be no assurance that the Company can maintain its competitive position against current and potential competitors. See "Management's Discussion and Analysis or Plan of Operation - Factors That May Impact Future Operating Results - Competition."

INTELLECTUAL PROPERTY AND LICENSES

  The Company's success depends upon its proprietary technology and intellectual property. The Company relies on a combination of copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company presently has a portfolio of several issued patents and pending patent applications, as well as an exclusive license to several other issued patents and pending patent applications. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents or that such patents will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and into license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In particular, the Company has, in the past, provided certain hardware OEMs with access to its source code, and any unauthorized publication or proliferation of this source code could materially adversely affect the Company's business, operating results and financial condition. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights of the Company.

  The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

EMPLOYEES

  As of January 31, 1998, BEA employed approximately 800 full-time personnel, including 200 in research and development, 450 in consulting, training, sales, support and marketing and 150 in administration. BEA's employees are not represented by any collective bargaining organization, and BEA has never experienced any work stoppage. Management believes that its employee relations are good.

ITEM 2. DESCRIPTION OF PROPERTY

  BEA's executive offices and those related to product development, corporate marketing and administrative functions are located at two sites totaling approximately 61,000 square feet in Sunnyvale, California under leases expiring in July 1998 and January 2001. The Company also leases office space in various locations throughout the United States for sales, support and development personnel and BEA's foreign subsidiaries lease space for their operations. The Company owns substantially all of the equipment used in its facilities, except equipment held under capitalized lease arrangements.

  In December 1997, the Company signed a ten year lease for approximately 224,000 square feet of office space in San Jose, California to house the Company's corporate headquarters, sales, marketing and software development personnel. The Company expects to occupy the space in the late summer or fall of 1998. The Company currently plans to temporarily sublease as much as 100,000 square feet. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future. See Note 10 to the consolidated financial statements for information regarding the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Since its initial public offering on April 11, 1997, the Company's common stock has traded in the Nasdaq National Market under the symbol "BEAS." According to the Company's transfer agent, the Company had approximately 250 stockholders of record as of March 23, 1998. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these holders of record.

  The following table sets forth the high and low closing sales prices reported on the Nasdaq National Market for BEA common stock for the periods indicated:

                                                                   LOW    HIGH
                                                                  ------ ------
   Fiscal year 1998:
     First Quarter (from date of initial public offering)........ $ 6.00 $ 6.38
     Second Quarter.............................................. $ 6.13 $20.38
     Third Quarter............................................... $12.94 $24.13
     Fourth Quarter.............................................. $11.56 $20.00

  The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to retain earnings, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

  During the fiscal year 1998, there were no sales of equity securities of the Company that were not either registered under the Securities Act of 1933, as amended (the "Securities Act"), or exempt from registration under Regulation S of the Securities Act.

  Pursuant to a registration statement on Form SB-2 declared effective on April 10, 1997 (Commission File No. 333-20791) covering shares of its common stock with an aggregate offering price of $34.3 million, the Company sold an aggregate of 5.4 million shares of common stock for a total purchase price of $32.2 million (including shares sold pursuant to the underwriters' partial exercise of their overallotment option). The offering has concluded, and all registered shares have been sold, except for $2.1 million in shares remaining after the partial exercise of the underwriters' overallotment option. Goldman, Sachs & Co., Alex. Brown & Sons Incorporated, Robertson, Stephens & Company LLC and SoundView Financial Group, Inc. were the managing underwriters for the offering. An estimated total of $4.5 million in expenses were incurred and paid by the Company in connection with the issuance and distribution of the shares registered of which $2.3 million represented the underwriters discount and $2.2 million were other direct expenses of the offering. All such payments were to persons other than (i) directors, officers, general partners of the Company or their associates, (ii) persons owning 10% or more of any class of equity securities of the Company and (iii) affiliates of the Company. The estimated net offering proceeds to the Company after deducting all expenses as described above were $27.7 million. This amount has been used as follows: $1.6 million for the acquisition of other businesses; $9.1 million for the repayment of amounts due under line of credit facilities; $400,000 for the purchase of computer equipment, furniture and leasehold improvements; and $16.6 million for the repayment of notes payable and capital lease obligations. All of such proceeds were paid to persons other than (i) directors, officers, general partners of the Company or their associates, (ii) persons owning 10% or more of any class of equity securities of the Company and (iii) affiliates of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  The discussion in "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding beliefs, plans, expectations or intentions regarding the future. All forward-looking statements included in discussion are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement. These forward-looking statements involve risks and uncertainties and actual results which could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading "Factors That May Impact Future Operating Results."

RESULTS OF OPERATIONS

  The following table sets forth, as a percentage of total revenues, consolidated statements of operations data for the periods indicated. These operating results are not necessarily indicative of results for any future periods.

                                                                 FISCAL YEAR
                                                                    ENDED
                                                                 JANUARY 31,
                                                                 -------------
                                                                 1998    1997
                                                                 -----   -----
     Revenues:
       License fees.............................................    76%     76%
       Services.................................................    24      24
                                                                 -----   -----
         Total revenues.........................................   100     100
     Cost of revenues:
       Cost of license fees.....................................     2       3
       Cost of services.........................................    15      13
       Amortization of certain acquired intangible assets.......     7      14
                                                                 -----   -----
         Total cost of revenues.................................    24      30
                                                                 -----   -----
     Gross margin...............................................    76      70
     Operating expenses:
       Sales and marketing......................................    48      50
       Research and development.................................    17      30
       General and administrative...............................    11      21
       Write-off of in-process research and development.........     9     101
                                                                 -----   -----
         Total operating expenses...............................    85     202
                                                                 -----   -----
     Loss from operations.......................................    (9)   (132)
     Interest expense...........................................    (4)    (11)
     Interest income and other, net.............................     1      -
                                                                 -----   -----
     Loss before provision for income taxes.....................   (12)   (143)
     Provision for income taxes.................................     2       1
                                                                 -----   -----
     Net loss...................................................   (14)%  (144)%
                                                                 =====   =====

  The Company acquired the TUXEDO product from Novell in February 1996. Since this acquisition, the Company has continued to purchase and develop additional middleware products and technologies, as well as establish distribution channels for its products and services.

REVENUES

  The Company's consolidated revenues for fiscal year 1998 were $157.2 million, which represented a 155 percent increase from fiscal year 1997 revenues of $61.6 million. Revenue increases were reported in all sales geographies. Specifically, revenues in the Asia/Pacific region, Europe and the Americas increased by 578 percent, 141 percent and 124 percent, respectively, over the fiscal year 1997 results. These results reflect the addition of new customer accounts, further penetration of existing accounts and an increase in consulting, education and support services. International revenues accounted for 45 percent of total revenues in fiscal year 1998, up from 36 percent in fiscal year 1997. The increase in international revenues as a percentage of total consolidated revenues was the result of expansion of the Company's direct sales force in international markets and the acquisition of foreign distributors.

  The Company currently derives the majority of its license revenues from BEA TUXEDO and products that work in conjunction with BEA TUXEDO. Additionally, service revenues, including software maintenance and support, training and consulting projects, relate principally to the BEA TUXEDO product family. Management expects that license and service revenues of BEA TUXEDO will continue to account for the majority of the Company's revenues for the foreseeable future.

  License Revenues. Consolidated license revenues in fiscal year 1998 were $118.9 million, which represented a 154 percent increase from fiscal year 1997 license revenues of $46.8 million. The increase was mainly due to continued market acceptance of the Company's products, primarily BEA TUXEDO, the acquisition of sales distribution channels and expansion of the Company's direct sales force. License revenues represented 76 percent of total revenues in both fiscal years 1998 and 1997.

  Service Revenues. For the fiscal year ended January 31, 1998, service revenues were $38.3 million, an increase of 159 percent over fiscal year 1997 levels of $14.8 million. The increase in service revenues was due in large part to increased software license sales and an increase in support and consulting products offered by the Company. Service revenues represented 24 percent of total revenues for both fiscal years 1998 and 1997. While service revenues remained the same as a percent of total revenues, the Company significantly increased the number of support and services personnel in the latter half of fiscal year 1998. As a result, management anticipates that service revenues will increase as a percentage of total revenues in future periods.

COST OF REVENUES

  Consolidated cost of revenues in fiscal year 1998 was $37.4 million as compared to $18.6 million in fiscal year 1997, an increase of 101 percent. As a percent of total revenue, total cost of revenues declined from 30 percent in fiscal year 1997 to 24 percent in fiscal year 1998. This percentage decrease was due to lower amortization costs of certain acquired developed technology as a percent of total revenues.

  Cost of Licenses. Cost of licenses includes expenses related to the purchase of disks and compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses totaled $2.4 million and $1.6 million for the fiscal years ended January 31, 1998 and 1997, respectively, representing 2 percent and 3 percent of license revenues. The decrease in cost of licenses as a percentage of license revenues was due to cost control measures primarily in the areas of printed material, freight and distribution costs.

  Cost of Services. Cost of services, which consists primarily of salaries and benefits for the Company's consulting and product support personnel, were $23.6 million and $8.3 million for the fiscal years ended January 31, 1998 and 1997, respectively, representing 62 percent and 56 percent of total service revenues. The increase in costs as a percent of related service revenues was due to the hiring of additional dedicated consulting, education and support personnel, the fixed costs associated with expansion of support centers in Europe and Asia and costs to improve the Company's overall customer support infrastructure.

  Amortization of Certain Acquired Intangible Assets. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $11.3 million and $8.7 million for the fiscal years ended January 31, 1998 and 1997, respectively. As a percentage of total revenues, amortization expense decreased from 14 percent in fiscal year 1997 to 7 percent in fiscal year 1998 as a result of the Company's higher total revenues. In the future, amortization expense associated with these intangible assets acquired through January 31, 1998 is expected to total $7.3 million, $2.3 million and $700,000 for the fiscal years ending January 31, 1999, 2000 and 2001, respectively.

OPERATING EXPENSES

  Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and expositions. Sales and marketing expenses were $74.9 million and $31.0 million for the fiscal years ended January 31, 1998 and 1997, respectively, representing 48 percent and 50 percent of total consolidated revenues for each period. While decreasing as a percentage of total revenues, sales and marketing expenses increased in absolute dollars due to the expansion of the Company's direct sales force and an increase in marketing personnel and programs. The Company expects to continue to invest in sales channel expansion and demand creation to promote the Company's competitive position. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars while remaining constant as a percentage of total revenues.

  Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. For the fiscal years ended January 31, 1998 and 1997, research and development expenses were $27.0 million and $18.2 million, respectively, representing 17 percent and 30 percent of total consolidated revenues in each period. The increase in research and development spending year over year in absolute dollars was attributed to an increase in software development personnel and related expenses, including expenses resulting from the acquisition of MessageQ and ObjectBroker from Digital. The decrease in research and development expenses as a percentage of total revenues was primarily due to the substantial increase in license and service revenues. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

  General and Administrative. General and administrative expenses include costs for the Company's human resources, corporate finance, information technology and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses were $16.8 million and $12.7 million for the fiscal years ended January 31, 1998 and 1997, respectively, representing 11 percent and 21 percent of total revenues for each period. The increase in general and administrative expenses in absolute dollars was attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was due to the substantial increase in the Company's total revenues and economies of scale achieved in its administrative function. Goodwill amortization totaled $500,000 and $200,000 in fiscal years 1998 and 1997, respectively. In the future, amortization of goodwill acquired prior to January 31, 1998 is expected to total $800,000, $800,000 and $300,000 for the fiscal years ending January 31, 1999, 2000 and 2001, respectively. The Company anticipates that general and administrative expenses will continue to decrease as a percentage of total revenues while increasing in absolute dollar terms to support the Company's anticipated growth.

  Write-off of In-process Research and Development. In connection with certain acquisitions, the Company acquired a number of research projects and products that were in-process on the acquisition dates and were written off, in accordance with generally accepted accounting principles. Write-offs of in-process research and development expenses were $16.0 million for the fiscal year ended January 31, 1998 relating to the acquisition of certain assets from Digital and $62.2 million in fiscal year 1997 relating to the acquisitions of BEA TUXEDO ($60.9 million) and Client Server Technologies, OY ($1.3 million).

  Interest Expense; Interest Income and Other, Net. Interest expense was $6.1 million in fiscal year 1998 and $6.7 million in fiscal year 1997 associated with the Company's borrowing, while interest income was $2.9 million and none in fiscal years 1998 and 1997, respectively. The decrease in interest expense was due to a lower average amount of outstanding borrowings and a lower average rate of interest during fiscal year 1998. Interest income increased due to the investment of higher average cash, cash equivalents and short-term investments balances, generated primarily from the Company's initial public offering and follow-on offering of its common stock in fiscal 1998.

  The Company has a hedging program to minimize the effect of foreign exchange transaction gains and losses, from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. Losses on foreign currency transactions, which are included in interest and other expense, were $600,000 and $400,000 in fiscal years 1998 and 1997, respectively.

  Provision for Income Taxes. While the Company has experienced operating losses to date, the Company has incurred income tax expense of $2.8 million and $800,000 for the fiscal years ended January 31, 1998 and 1997, respectively. The income tax expense consists primarily of foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increase in income taxes for 1998 is primarily due to an overall increase in foreign license and service revenues.

  Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (FAS 109), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes BEA's historical operating performance and the reported cumulative net losses from prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 11 to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception in January 1995, the Company has financed its operations and acquisitions primarily through public and private offerings of equity securities and borrowings.

  Working capital totaled $56.5 million at January 31, 1998 as compared to a working capital deficit of $32.8 million at January 31, 1997. The increase in working capital was primarily from proceeds of the Company's initial public offering in April 1997, which raised $27.7 million from the sale of 5.4 million shares of common stock and the follow-on common offering in July 1997, which raised $110.4 million from the sale of 6.9 million common shares. As of January 31, 1998, the Company had cash, cash equivalents and short-term investments of $98.4 million, which was invested principally in commercial paper, money market mutual funds and time deposits.

  The Company's operating activities provided net cash of $2.8 million for the fiscal year ended January 31, 1998, compared to a net use of cash of $21.7 million for the preceding fiscal year. Operating cash flows increased primarily due to improved operating results, exclusive of one-time charges and amortization of acquired intangible assets, partially offset by an increase in accounts receivable.

  The Company decreased its outstanding short and long-term debt obligations from $86.8 million at January 31, 1997 to $44.9 million at January 31, 1998, a decrease of $41.9 million. At year end, the Company's outstanding debt obligations consisted principally of $38.7 million due to Novell related to the acquisition of BEA TUXEDO, which is scheduled for final payment in fiscal year 1999.

  At January 31, 1998, the Company had outstanding debt of $1.9 million, pursuant to revolving lines of credit arrangements with commercial lenders in Japan and Korea. The maximum credit available under these agreements is $2.8 million and borrowings available under the lines totaled approximately $900,000 at January 31, 1998. Borrowings under the credit arrangements bear interest at rates ranging from 2 percent to 24 percent and are secured by $2.5 million in certificates of deposits.

  In addition to the Company's outstanding debt obligations, the Company has outstanding lease commitments for facilities. In December 1997, the Company entered into a ten year lease agreement for approximately 224,000 square feet of office space in San Jose, California to house the Company's corporate headquarters, sales, marketing and research personnel. Initially, the Company intends to temporarily sublease approximately 100,000 square feet. The Company expects to occupy this space in the late summer or fall of 1998. See Note 10 to the consolidated financial statements for information regarding the Company's lease obligations.

  In addition to normal operating expenses, cash requirements are anticipated for the development of new software products, financing anticipated growth, payment of outstanding debt obligations and the acquisition of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments, available lines of credit and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1999. However, the Company intends to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions.

IMPACT OF THE YEAR 2000

  The Company has designed, developed and tested the most current version of BEA TUXEDO and its other software products to be Year 2000 compliant. However, some of the Company's customers may be using software versions that are not Year 2000 compliant. The Company has been encouraging such customers to upgrade to current product versions. It is possible that the Company may experience additional costs associated with assisting customers with these upgrades. In addition, the current products may contain undetected errors or defects associated with Year 2000 functions that may have a material adverse effect on the Company's business, results of operations and financial condition. Year 2000 compliance issues are expected to result in a significant amount of litigation against software vendors and the extent to which the Company may be affected is uncertain.

  The Company has been informed by substantially all of its business application software suppliers that their software is Year 2000 compliant. The software from these suppliers is used in the Company's financial, sales, customer support and administrative operations. Accordingly, the Company expects that the advent of the millennium will have no adverse effect on its business, operating results and financial condition. However, there can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may affect other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities.

FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

  BEA Systems, Inc. operates in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations. This section should be read in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operation included in this Form 10-KSB.

 Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

  The Company was incorporated in January 1995 and, accordingly, has a limited operating history upon which an evaluation of the Company and its prospects can be based. Revenues generated by the Company to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from fees for related services. Since its inception, the Company has acquired a number of businesses, technologies and products. Prior to the consummation of these acquisitions, the Company had no revenues and limited business activities. Accordingly, the Company is subject to the risks inherent both in the operation of a new business enterprise and the integration of a number of previously separate and independent business operations and there can be no assurance that the Company will be able to address these risks successfully. Although the Company has experienced recent substantial revenue growth, the Company has incurred significant net losses since its inception, including losses of approximately $22.0 million and $88.7 million for the fiscal years ended January 31, 1998 and 1997, respectively. At January 31, 1998, the Company had an accumulated deficit of approximately $129.6 million. In addition, in connection with certain acquisitions completed prior to January 31, 1998, the Company recorded approximately $122.4 million as intangible assets, approximately $110.1 million of which has already been amortized and approximately $12.3 million of which is expected to be amortized in future periods through the Company's fiscal year ending January 31, 2003. The amount of such intangible assets to be expensed to cost of revenues and general and administrative expense in future periods, for intangible assets acquired prior to January 31, 1998, are expected to be $8.1 million and $3.1 million in the fiscal years ending January 31, 1999 and 2000, respectively. To the extent the Company makes additional acquisitions of businesses, products and technologies in the future, the Company may report additional, potentially significant, expenses related thereto. To the extent future events result in the impairment of any capitalized intangible assets, amortization expenses may occur sooner than the Company expects. For the foregoing reasons, there can be no assurance that the Company will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

 Potential Fluctuations in Quarterly Operating Results

  The Company expects that it will experience significant fluctuations in future quarterly operating results as a result of many factors, including, among others: the size and timing of customer orders, introduction or enhancement of products by the Company or its competitors, market acceptance of middleware products, the lengthy sales cycle for the Company's products, technological changes in computer systems and environments, the structure and timing of future acquisitions of businesses, products and technologies, the ability of the Company to develop, introduce and market new products on a timely basis, changes in the Company's or its competitors' pricing policies, interpretations of the recently introduced statement of position on software revenue recognition, customer order deferrals in anticipation of future new products and product enhancements, the Company's success in expanding its sales and marketing programs, mix of products and services sold, mix of distribution channels, ability to meet the service requirements of its customers, costs associated with acquisitions, the terms and timing of financing activities, loss of key personnel, fluctuations in foreign currency exchange rates and general economic conditions. As a result of all of these factors, the Company believes that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  A portion of the Company's revenues are derived from large orders as customers deploy BEA products throughout their organizations. As the revenue size of individual license transactions increases, the risk of fluctuation in future quarterly results can also be expected to increase. Any inability of the Company to generate large customer orders, or any delay or loss of such orders in a particular quarter, will have a material adverse effect on the Company's revenues and, more significantly on a percentage basis, its net income or loss in that quarter. Moreover, the Company typically receives and fulfills a majority of its orders within the quarter, with a substantial portion occurring in the last month of a fiscal quarter. As a result, the Company may not learn of revenue shortfalls until late in a fiscal quarter. Additionally, the Company's operating expenses are based in part on its expectations for future revenue and are relatively fixed in the short term. Any revenue shortfall below expectations could have an immediate and significant adverse effect on the results of operations.

  As is common in the software industry, the Company believes that its fourth quarter orders are favorably impacted by a variety of factors including year-end capital purchases by larger corporate customers and sales incentive programs. This increase typically results in first quarter customer orders being lower than orders received in the immediately preceding fourth quarter. The Company anticipates that this seasonal impact is likely to increase as it continues to focus on large corporate accounts.

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

 Past and Future Acquisitions

  From its inception in January 1995, the Company has made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. In addition, in connection with certain of its acquisitions, the Company is required to make certain future payments. See Note 9 to the consolidated financial statements. Any failure to make such payments or otherwise perform continuing obligations relative to these acquisitions would result in the loss of certain of its rights in the acquired businesses or products and would have a material adverse effect on the Company's business, operating results and financial condition. The Company intends to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including an inability to successfully assimilate acquired operations and products, an inability to retain key employees of the acquired operations, diversion of management's attention, and difficulties and uncertainties in transitioning the key business relationships from the acquired entity to the Company. In addition, future acquisitions by the Company may result in the issuance of dilutive securities, the assumption or incurrence of debt obligations, large one-time expenses and the creation of intangible assets that result in significant future amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

 Product Concentration

  The Company currently derives the majority of its license and service revenues from BEA TUXEDO and from related products and services. These products and services are expected to continue to account for the majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO, such as competition, product performance or technological change, could have a material adverse effect on the Company's business and consolidated results of operations and financial condition. Furthermore, the Company is obligated to make certain payments to Novell through January 1999 to acquire the perpetual rights to the BEA TUXEDO product. Failure by the Company to make these payments for any reason could terminate the Company's continuing rights to this product.

 Dependency on Growth of Market for Middleware

  The middleware market, in which the Company conducts its business, is emerging and is characterized by continuing technological developments, evolving industry standards and changing customer requirements. BEA's success is dependent in large part on the Company's middleware software products' achieving market acceptance by large customers with substantial legacy mainframe systems. The Company's future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment through the use of middleware technology. There can be no assurance that the market for middleware technology and related services will continue to grow. If the middleware market fails to grow or grows more slowly than the Company currently anticipates, or if the Company experiences increased competition in this market, the Company's business, results of operations and financial condition will be adversely affected.

 Lengthy Sales Cycle

  The Company's products are typically used to integrate large, sophisticated applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's implementation of a distributed computing environment. Customers evaluating the Company's software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for the Company's products is lengthy and is subject to delays or cancellation over which the Company has little or no control. To the extent the revenue size of license transactions increases, customer evaluations and procurement processes are expect to lengthen the overall sales cycle. Any significant change in the Company's sales cycle could have a material adverse effect on the Company's business, results of operations and financial condition.

  Although the Company has a standard license agreement which meets the revenue recognition criteria under current generally accepted accounting principles, the Company must often negotiate and revise terms and conditions of this standard agreement, particularly in larger sales transactions. Negotiation of mutually acceptable language can extend the sales cycle and in certain situations, may require the Company to defer recognition of revenue on the sale. In addition, while the recently issued Statement of Position (SOP) 97-2, Software Revenue Recognition (as amended by SOP 98-4), is not expected to have a material impact on the Company's revenues and earnings, detailed implementation guidance of these standards has not yet been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices and have an adverse impact on revenues and earnings. In the event that implementation guidance is different, the Company believes that it can adapt its current business practice to comply with this guidance; however, there can be no assurances that this will be the case.

 Competition

  The market for middleware software and related services is highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the middleware software marketplace. These competitors include system and database vendors such as IBM and database vendors such as Oracle, which offer their own middleware functionality for use with their proprietary systems. Microsoft has also announced that it will provide middleware functionality in future versions of its Windows NT operating system and has announced a product that includes certain middleware functionality. In addition, there are companies offering and developing middleware and integration software products and related services that directly compete with products offered by the Company. Further, the software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs messaging and other basic middleware functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those offered by the Company. A number of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company.

  The Company's principal competitors currently include hardware vendors who bundle their own middleware software products with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor who offers a line of middleware and database solutions for its customers. The bundling of middleware functionality in IBM proprietary hardware and database systems requires the Company to compete with IBM in its installed base, where IBM will have certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise middleware functionality with its proprietary hardware and database systems. The Company needs to differentiate its products based on functionality, interoperability with non-IBM systems, performance and reliability and establish its products as more effective solutions to customers' needs. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to the Company's enterprise middleware solutions. There can be no assurance that the

Company will compete successfully with hardware, database, or other vendors, or that the products offered by such vendors will not achieve greater market acceptance than the Company's products.

  Microsoft has announced that it will provide middleware functionality in future versions of its Windows NT operating system and has introduced a product that includes certain middleware functionality. The bundling of middleware functionality in Windows NT will require the Company to compete with Microsoft in the Windows NT marketplace, where Microsoft will have certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, its substantial installed base and the integration of its enterprise middleware functionality with Windows NT. If Microsoft successfully incorporates middleware functionality into Windows NT or separately offers middleware applications, the Company will need to differentiate its products based on functionality, interoperability with non-Microsoft platforms, performance and reliability and establish its products as more effective solutions to customers' needs. There can be no assurance that the Company will be able to successfully differentiate its products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect the Company's business, operating results and financial condition.

  In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

 Management of Growth

  The Company currently is experiencing a period of rapid and substantial growth that has placed, and is expected to continue to place, a strain on the Company's administrative and operational infrastructure. The Company's ability to manage its staff and growth effectively will require continued improvement in its operational, financial and management controls, reporting systems and procedures. In this regard, the Company is currently updating its management information systems to integrate financial and other reporting among the Company's multiple domestic and foreign offices. In addition, the Company intends to increase its staff in its foreign offices and to improve financial reporting and controls for the Company's international operations. There can be no assurance that the Company will be able to successfully implement improvements to its management information and control systems in an efficient or timely manner or that, during the course of this implementation, deficiencies in existing systems and controls will be discovered. If management of the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

 Dependence on Key Personnel and Need to Hire Additional Personnel

  The Company believes its future success will depend upon its ability to attract and retain highly skilled personnel including the Company's founders, Messrs. William T. Coleman III, Edward W. Scott, Jr., Alfred S. Chuang and key members of management. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating and retaining them in the future. As the Company seeks to expand its worldwide organization, the hiring of qualified sales, technical and support personnel in foreign countries will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on the Company's business, results of operations and financial condition.

 Expanding Distribution Channels and Reliance on Third Parties

  To date, the Company has sold its products principally through its direct sales force, as well as through indirect sales channels, such as ISVs, hardware OEMs, systems integrators, independent consultants and distributors. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in expanding its direct sales force and in further establishing and maintaining relationships with distributors, ISVs and OEMs. In particular, a significant element of the Company's strategy is to embed its technology in products offered by the Company's ISV customers. The Company intends to seek distribution arrangements with other ISVs to embed the Company's technology in their products and expects that these arrangements will account for a significant portion of the Company's revenues in future periods. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, or otherwise further develop its relationships with distributors and ISVs, or that any such expansion or additional license agreements would result in an increase in revenues. Although the Company believes that its investments in the expansion of its direct sales force and in the establishment of other distribution channels through third parties ultimately will improve the Company's operating results, to the extent that such investments are made and revenues do not correspondingly increase, the Company's business, results of operations and financial condition will be materially and adversely affected.

 International Operations

  International revenues accounted for 45 percent and 36 percent of consolidated revenues in the fiscal years 1998 and 1997, respectively. The Company sells its products and services through a network of branches and subsidiaries located in international markets, including Canada, Mexico, Brazil, France, Finland, U.K., Germany, Sweden, South Africa, Belgium, Switzerland, Japan, Australia, Hong Kong and Korea. In addition, the Company also markets through distributors in Europe and the Asia/Pacific region. Management believes that its success depends upon continued expansion of its international operations. The Company's international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. The Company's international revenues may also be impacted by general economic and political conditions in these foreign markets. Since the late summer of 1997, a number of Pacific Rim countries have begun to experience economic, banking and currency difficulties that has led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of the Company's Asian customers, which in turn could result in the cancellation or delay of orders for the Company's products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. The future impact of these conditions is difficult to predict. There can be no assurances that these factors and other factors will not have a material adverse effect on the Company's future international revenues and consequently on the Company's business and consolidated financial condition and results of operations.

 Rapid Technology Change; Dependence on New Products and Product Enhancements

  The market for the Company's products is highly fragmented, competitive with alternative computing architectures and characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. There can be no assurance that the Company's products will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements will materially and adversely affect the Company's business, results of operations and financial condition.

 Risk of Software Defects

  The software products offered by the Company are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when first introduced. Such defects or errors could result in corrective releases for the Company's software products, damage to the Company's reputation, loss of revenue, product returns or order cancellations, or lack of market acceptance of its products, any of which could have a material and adverse effect on the Company's business, results of operations and financial condition.

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

 Dependence of Proprietary Technology; Risk of Infringement

  The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents or that such patents will provide a competitive advantage to the Company.

  As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners and into license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In particular, the Company has, in the past, provided certain hardware OEMs with access to its source code and any unauthorized publication or proliferation of this source code could materially adversely affect the Company's business, operating results and financial condition. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights of the Company.

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

 Volatility of Stock Price

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

 Control by Management and Current Stockholders

  As of January 31, 1998, the Company's officers and directors and their affiliates, in the aggregate, had voting control over approximately 62 percent of the Company's voting common stock. In particular, Warburg, Pincus Ventures, L.P. ("Warburg") has voting control over approximately 49 percent of the Company's voting common stock and beneficially owned approximately 64 percent of the Company's common stock (which includes the non-voting Class B common stock owned by Warburg). As a result, these stockholders will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

ITEM 7. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Ernst & Young LLP, Independent Auditors.........................  23
Consolidated Balance Sheets...............................................  24
Consolidated Statements of Operations.....................................  25
Consolidated Statement of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit)...........................................  26
Consolidated Statements of Cash Flows.....................................  27
Notes to Consolidated Financial Statements................................  28

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BEA Systems, Inc.

  We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 1998 and 1997, and the related consolidated statements of operations, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 24, 1998

                               BEA SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               JANUARY 31,
                                                           --------------------
                                                             1998       1997
                                                           ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $  89,702  $   3,283
  Short-term investments.................................      8,708         -
  Accounts receivable, net of allowance for doubtful
   accounts of $1,895 at January 31, 1998; $1,095 at
   January 31, 1997......................................     46,910     24,778
  Other current assets...................................      2,970      3,083
                                                           ---------  ---------
    Total current assets.................................    148,290     31,144
Computer equipment, furniture and leasehold improvements,
 net.....................................................      7,815      6,648
Acquired intangible assets, net..........................     12,315     17,226
Other assets.............................................      2,897      2,955
                                                           ---------  ---------
    Total assets.........................................  $ 171,317  $  57,973
                                                           =========  =========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Borrowings under lines of credit.......................  $   1,879  $   9,050
  Accounts payable.......................................      4,817      3,488
  Accrued liabilities....................................     25,431     14,206
  Accrued income taxes...................................      2,741        321
  Deferred revenues......................................     14,620      8,697
  Current portion of notes payable and capital lease
   obligations...........................................     42,301     28,180
                                                           ---------  ---------
    Total current liabilities............................     91,789     63,942
Notes payable and capital lease obligations..............        691     49,540
Series B redeemable convertible preferred stock - $0.001
 par value, no shares authorized or outstanding at
 January 31, 1998; 20,000 shares authorized, 19,848
 shares issued and outstanding at January 31, 1997.......         -      20,780
Stockholders' equity (deficit):
  Preferred stock issuable in series - $0.001 par value,
   5,000 shares authorized, none outstanding at January
   31, 1998; Series A 20,000 shares authorized, 17,166
   shares issued and outstanding at January 31, 1997 ....         -          17
  Common stock - $0.001 par value, 80,000 shares
   authorized, 34,820 shares issued and outstanding at
   January 31, 1998; 10,748 shares issued and outstanding
   at January 31, 1997...................................         35         11
  Class B common stock - $0.001 par value, 35,000 shares
   authorized, 30,224 shares issued and outstanding at
   January 31, 1998; no shares authorized or outstanding
   at January 31, 1997...................................         30         -
  Additional paid-in capital.............................    210,116     32,335
  Accumulated deficit....................................   (129,627)  (107,337)
  Notes receivable from stockholders.....................       (544)      (544)
  Deferred compensation..................................       (601)      (845)
  Foreign currency translation adjustment................       (572)        74
                                                           ---------  ---------
    Total stockholders' equity (deficit).................     78,837    (76,289)
                                                           ---------  ---------
    Total liabilities and stockholders' equity (deficit).  $ 171,317  $  57,973
                                                           =========  =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Revenues:
  License fees............................................. $118,906  $ 46,839
  Services.................................................   38,283    14,759
                                                            --------  --------
    Total revenues.........................................  157,189    61,598
                                                            --------  --------
Cost of revenues:
  Cost of license fees.....................................    2,429     1,591
  Cost of services.........................................   23,591     8,320
  Amortization of certain acquired intangible assets.......   11,336     8,696
                                                            --------  --------
    Total cost of revenues.................................   37,356    18,607
                                                            --------  --------
Gross margin...............................................  119,833    42,991
Operating expenses:
  Sales and marketing......................................   74,867    30,970
  Research and development.................................   27,008    18,183
  General and administrative...............................   16,793    12,732
  Write-off of in-process research and development.........   16,000    62,248
                                                            --------  --------
    Total operating expenses...............................  134,668   124,133
                                                            --------  --------
Loss from operations.......................................  (14,835)  (81,142)
Interest expense...........................................   (6,054)   (6,727)
Interest income and other, net.............................    1,737         4
                                                            --------  --------
Loss before provision for income taxes.....................  (19,152)  (87,865)
Provision for income taxes.................................    2,843       800
                                                            --------  --------
Net loss................................................... $(21,995) $(88,665)
                                                            ========  ========
Basic and diluted net loss per share....................... $  (0.43) $  (9.48)
                                                            ========  ========
Shares used in computing basic and diluted net loss per
 share.....................................................   51,252     9,444
                                                            ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

     CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY(DEFICIT)

                    TWO-YEAR PERIOD ENDED JANUARY 31, 1998
                                (IN THOUSANDS)

                      SERIES B              STOCKHOLDERS' EQUITY (DEFICIT)
                     REDEEMABLE      ----------------------------------------------
                    CONVERTIBLE                                          CLASS B
                  PREFERRED STOCK    PREFERRED STOCK    COMMON STOCK  COMMON STOCK
                  -----------------  -----------------  ------------- -------------
                  SHARES    AMOUNT    SHARES   AMOUNT   SHARES AMOUNT SHARES AMOUNT
                  -------  --------  --------  -------  ------ ------ ------ ------
Balance at
January 31,
1996............    6,060  $  6,112    11,100  $   11    8,274  $  8      -  $   -
Issuance of
Series A
preferred stock.       -         -      6,066       6       -     -       -      -
Issuance of
common stock....       -         -         -       -     2,000     2      -      -
Common shares
issued under
stock option
plans...........       -         -         -       -       404     1      -      -
Issuance of
Series B
redeemable
convertible
preferred stock.   13,788    13,788        -       -        -     -       -      -
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred stock.       -        880        -       -        -     -       -      -
Issuance of
common stock for
services........       -         -         -       -        70    -       -      -
Deferred
compensation
related to grant
of stock
options.........       -         -         -       -        -     -       -      -
Amortization of
deferred
compensation....       -         -         -       -        -     -       -      -
Foreign currency
translation
adjustment......       -         -         -       -        -     -       -      -
Net loss........       -         -         -       -        -     -       -      -
                  -------  --------  --------  ------   ------  ----  ------ ------
Balance at
January 31,
1997............   19,848    20,780    17,166      17   10,748    11      -      -
Issuance of
common stock,
net of issuance
costs of $3,062.       -         -         -       -    12,273    12      -      -
Common shares
issued under
stock option and
employee stock
purchase plans..       -         -         -       -     1,812     2      -      -
Issuance and
exercise of
common stock
warrant.........       -         -         -       -       364    -       -      -
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred stock.       -        268        -       -        -     -       -      -
Conversion of
Series A and
Series B
preferred stock.  (19,848)  (21,048)  (17,166)    (17)   7,880     8  30,224     30
Conversion of
debt
obligations.....       -         -         -       -     1,743     2      -      -
Amortization of
deferred
compensation....       -         -         -       -        -     -       -      -
Foreign currency
translation
adjustment......       -         -         -       -        -     -       -      -
Unrealized
losses on
available-for-
sale
investments.....       -         -         -       -        -     -       -      -
Net loss........       -         -         -       -        -     -       -      -
                  -------  --------  --------  ------   ------  ----  ------ ------
Balance at
January 31,
1998............       -   $     -         -   $   -    34,820  $ 35  30,224 $   30
                  =======  ========  ========  ======   ======  ====  ====== ======
                                        STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------------------------------------
                                            NOTES                    FOREIGN       TOTAL
                  ADDITIONAL              RECEIVABLE                CURRENCY   STOCKHOLDERS'
                   PAID-IN   ACCUMULATED     FROM       DEFERRED   TRANSLATION    EQUITY
                   CAPITAL     DEFICIT   STOCKHOLDERS COMPENSATION ADJUSTMENT    (DEFICIT)
                  ---------- ----------- ------------ ------------ ----------- -------------
Balance at
January 31,
1996............   $ 20,355   $ (17,792)   $  (544)     $     -      $   -       $  2,038
Issuance of
Series A
preferred stock.     10,306          -          -             -          -         10,312
Issuance of
common stock....        568          -          -             -          -            570
Common shares
issued under
stock option
plans...........        113          -          -             -          -            114
Issuance of
Series B
redeemable
convertible
preferred stock.         -           -          -             -          -             -
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred stock.         -         (880)        -             -          -           (880)
Issuance of
common stock for
services........         20          -          -             -          -             20
Deferred
compensation
related to grant
of stock
options.........        973          -          -           (973)        -             -
Amortization of
deferred
compensation....         -           -          -            128         -            128
Foreign currency
translation
adjustment......         -           -          -                        74            74
Net loss........         -      (88,665)        -             -          -        (88,665)
                  ---------- ----------- ------------ ------------ ----------- -------------
Balance at
January 31,
1997............     32,335    (107,337)      (544)         (845)        74       (76,289)
Issuance of
common stock,
net of issuance
costs of $3,062.    138,064          -          -             -          -        138,076
Common shares
issued under
stock option and
employee stock
purchase plans..      3,887          -          -             -          -          3,889
Issuance and
exercise of
common stock
warrant.........        790          -          -             -          -            790
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred stock.         -         (268)        -             -          -           (268)
Conversion of
Series A and
Series B
preferred stock.     21,027          -          -             -          -         21,048
Conversion of
debt
obligations.....     14,013          -          -             -          -         14,015
Amortization of
deferred
compensation....         -           -          -            244         -            244
Foreign currency
translation
adjustment......         -           -          -             -        (646)         (646)
Unrealized
losses on
available-for-
sale
investments.....         -          (27)        -             -          -            (27)
Net loss........         -      (21,995)        -             -          -        (21,995)
                  ---------- ----------- ------------ ------------ ----------- -------------
Balance at
January 31,
1998............   $210,116   $(129,627)   $  (544)     $   (601)    $ (572)     $ 78,837
                  ========== =========== ============ ============ =========== =============

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Operating activities:
  Net loss................................................. $(21,995) $(88,665)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation and amortization..........................    2,438     1,490
    Amortization of deferred compensation..................      244       128
    Amortization of acquired intangible assets and write-
     off of in-process research and development............   27,796    71,054
    Other..................................................      358        20
    Changes in operating assets and liabilities, net of
     business combinations:
      Accounts receivable..................................  (22,132)  (13,968)
      Other current assets.................................    5,944    (2,024)
      Other assets.........................................       58    (2,231)
      Accounts payable.....................................    1,329     2,598
      Accrued liabilities..................................    2,842     3,555
      Deferred revenues....................................    5,923     6,378
                                                            --------  --------
Net cash provided by (used in) operating activities........    2,805   (21,665)
                                                            --------  --------
Investing activities:
  Purchases of computer equipment, furniture and leasehold
   improvements............................................   (2,891)   (4,667)
  Payments for business combinations, net of cash acquired.   (2,925)   (2,566)
  Purchases of available-for-sale short-term investments...   (8,708)       -
                                                            --------  --------
Net cash used in investing activities......................  (14,524)   (7,233)
                                                            --------  --------
Financing activities:
  Net borrowings (payments) under lines of credit..........   (7,171)    9,050
  Proceeds from notes payable and capital lease
   obligations.............................................    6,123     1,264
  Payments on notes payable and capital lease obligations..  (42,133)   (7,540)
  Proceeds from issuance of common and preferred stock.....  141,965    24,784
                                                            --------  --------
Net cash provided by financing activities..................   98,784    27,558
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   87,065    (1,340)
Foreign currency translation adjustment....................     (646)       74
Cash and cash equivalents at beginning of year.............    3,283     4,549
                                                            --------  --------
Cash and cash equivalents at end of year................... $ 89,702  $  3,283
                                                            ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

 Description of business

  BEA Systems, Inc. (the "Company" or "BEA") is a leading provider of cross-platform middleware solutions for enterprise applications. The Company's products and services help enable mission-critical, distributed applications to work seamlessly in client/server, Internet and legacy environments. BEA provides transactional, messaging and distributed object-based software for developing and deploying these enterprise applications. In addition to its product line, BEA provides enterprise solutions through its partner network and a wide range of services including consulting, education and support.

 Principles of consolidation

  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. Operations of businesses acquired and accounted for as purchases are consolidated as of the date of acquisition.

 Use of estimates

  The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

 Foreign currencies

  The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the balance sheet date while revenue and expense accounts are translated at weighted average rates during the period. Foreign currency translation adjustments are reflected as a separate component of stockholders' equity (deficit).

  The Company hedges a portion of its exposure on certain intercompany receivables and payables denominated in foreign currencies using forward foreign exchange contracts, which are recorded at fair value at each balance sheet date. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded currently in interest and other expense and offset corresponding gains and losses on the foreign currency accounts being hedged. Net losses resulting from foreign currency transactions, were approximately $600,000 and $400,000 in fiscal years 1998 and 1997, respectively.

 Cash, cash equivalents and short-term investments

  Cash and cash equivalents consist of highly liquid investments with maturities of 90 days or less from the date of purchase. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximates their fair market value.

  Short-term investments consist principally of commercial paper and time deposits with remaining maturities of one year or less. The Company determines the appropriate classification of its short-term investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments in the Company's portfolio are classified as "available-for-sale" and are stated at fair market value, with the unrealized gains and losses reported in stockholders' equity (deficit) until disposition. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income along with interest earned.

                               BEA SYSTEMS, INC.

 Concentration of credit risk

  The Company invests its cash, cash equivalents and short-term investments with financial institutions with high credit standing and, by policy, limits the amounts invested with any one financial institution, type of security and issuer.

  The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations.

 Computer equipment, furniture and leasehold improvements

  Computer equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Assets under capital leases are amortized over five years or the life of the lease; while leasehold improvements are amortized over the shorter of the estimated useful life or the lease term.

 Acquired intangible assets

  Acquired intangible assets consist of developed technology, distribution rights, trademarks, tradenames and goodwill related to the Company's acquisitions accounted for using the purchase method. Amortization of these purchased intangibles is calculated on the straight-line basis over the respective estimated useful lives of the intangible assets ranging from twenty-four to thirty months for developed technology and distribution rights to sixty months for trademarks and goodwill. Amortization of developed technology, distribution rights, trademarks and tradenames is included as a component of cost of revenues, while amortization of goodwill is included in general and administrative expenses. Acquired in-process research and development without alternative future use is expensed when acquired.

 Long-lived assets

  The Company has adopted Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of (FAS
121). In accordance with FAS 121, the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of acquired intangible assets, computer equipment, furniture and leasehold improvements. The adoption of FAS 121 did not have a material impact on the financial position, results of operations or cash flows of the Company.

 Capitalized software

  Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

                               BEA SYSTEMS, INC.

 Product concentration

  The Company currently derives the majority of its license and service revenues from products in the BEA TUXEDO product line. These products and services are expected to continue to account for the majority of the Company's revenues for the foreseeable future. Furthermore, as discussed in Note 9 to the consolidated financial statements, under the terms of its agreement with Novell, the Company is obligated to make certain payments to Novell through January 1999 to acquire perpetual rights to the BEA TUXEDO product. Failure by the Company for any reason to make these payments could terminate the Company's continuing rights to BEA TUXEDO.

 Revenue recognition

  The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position 91-1, Software Revenue Recognition. Revenues from software license agreements are recognized at the time of product shipment, provided there are no significant vendor obligations remaining to be fulfilled and collectibility is probable. Ongoing license royalty revenues are recognized as reported by the Company's customers.

  Service revenues include consulting services, post-contract customer support and training. Consulting revenues and the related cost of services are recognized on a time and materials basis; however, revenue from certain fixed price contracts are recognized on the percentage of completion basis, which involves the use of estimates. Actual results could differ from those estimates and, as a result, future profitability on such contracts may be more or less than planned. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Post-contract customer support revenues are recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is reported as deferred revenues.

 Stock-based compensation

  The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As allowed under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation FAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with stock awards.

 Net loss per share

  On January 31, 1998, the Company adopted Statement of Financial Accounting Standard No. 128, Earnings per Share (FAS 128). Under this standard, basic net loss per share is computed based on the weighted average number of shares of the Company's common stock. Diluted net loss per share is computed based on the weighted average number of shares of the Company's common stock and common equivalent shares (stock options, warrants, convertible notes and preferred stock), if dilutive.

  In addition, in 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 98 (SAB 98) which eliminates the inclusion in the calculation of net loss per share of common and common equivalent shares issued during the twelve month period prior to an initial public offering at prices below the public offering price as if they were outstanding for all periods presented.

  All loss per share amounts for all periods have been calculated and, where appropriate, restated to conform to the requirements of FAS 128 and SAB 98.

  Certain prior year amounts have been reclassified to conform to the current year's presentation.

                               BEA SYSTEMS, INC.

2. FINANCIAL INSTRUMENTS

 Short-term investments

  The following is a summary of available-for-sale securities at January 31, 1998; the Company had no available-for-sale securities at January 31, 1997 (in thousands):

                                                         JANUARY 31, 1998
                                                   ----------------------------
                                                               GROSS
                                                   AMORTIZED UNREALIZED  FAIR
                                                     COST      LOSSES    VALUE
                                                   --------- ---------- -------
   Commercial paper...............................  $40,460   $   (27)  $40,433
   Money market...................................   42,772        -     42,772
   Time deposits..................................    3,722        -      3,722
   Forward foreign currency contracts.............      (22)       -        (22)
                                                    -------   -------   -------
                                                    $86,932   $   (27)  $86,905
                                                    =======   =======   =======

  Included in the above table are securities with fair values totaling $78.2 million, which are classified as cash and cash equivalents and $8.7 million, which are classified as short-term investments in the accompanying consolidated balance sheets. All short-term investments mature within six months. At January 31, 1998, short-term investments included restricted time deposits of $2.5 million which collateralize borrowings (see Note 9).

 Foreign currency contracts

  The Company enters into forward foreign currency contracts to hedge the value of certain intercompany assets and liabilities denominated in foreign currencies to reduce the exposure to foreign currency fluctuations. At January 31, 1998, the Company had outstanding forward foreign currency contracts with a notional amount of approximately $20 million, predominantly to exchange British pounds, German marks, Japanese yen, French francs and Swedish krona with notional amounts of $3.5 million, $3.1 million, $8.0 million, $3.2 million, $1.2 million, respectively. Substantially all of the Company's forward foreign currency contracts have maturities of 90 days or less. The fair value of foreign currency contracts is estimated based on the spot rate of the various hedged currencies as of the end of the period.

 Fair value of financial instruments

  The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                        JANUARY 31,
                                             -----------------------------------
                                                   1998               1997
                                             -----------------  ----------------
                                             CARRYING   FAIR    CARRYING  FAIR
                                              AMOUNT    VALUE    AMOUNT   VALUE
                                             --------  -------  -------- -------
   Financial assets:
     Cash and cash equivalents.............. $89,702   $89,702  $ 3,283  $ 3,283
     Short-term investments.................   8,708     8,708       -        -
   Financial liabilities:
     Borrowings under lines of credit.......   1,879     1,879    9,050    9,050
     Notes payable and capital lease
      obligations (including current
      portion)..............................  42,992    42,992   77,720   77,720
   Off balance sheet instruments:
     Foreign currency forward contracts.....     (22)      (22)      -        -

                               BEA SYSTEMS, INC.

  The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

  For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of foreign currency forward contracts was based on the estimated amount at which they could be settled based on quoted exchange rates.

3. COMPUTER EQUIPMENT, FURNITURE AND LEASEHOLD IMPROVEMENTS

  Computer equipment, furniture and leasehold improvements consist of the following (in thousands):

                                                                 JANUARY 31,
                                                               ----------------
                                                                1998     1997
                                                               -------  -------
     Computer equipment....................................... $ 5,336  $ 3,933
     Furniture and equipment..................................   2,356    1,616
     Leasehold improvements...................................   2,438    1,474
     Furniture and equipment under capital leases.............   1,608    1,154
                                                               -------  -------
                                                                11,738    8,177
     Accumulated depreciation and amortization................  (3,923)  (1,529)
                                                               -------  -------
                                                               $ 7,815  $ 6,648
                                                               =======  =======

  Accumulated amortization for furniture and equipment under capital leases was approximately $432,000 and $154,000 at January 31, 1998 and 1997, respectively.

4. BUSINESS COMBINATIONS

 Tuxedo Product Line

  On February 23, 1996, the Company entered into a license agreement with Novell, Inc. and acquired exclusive rights to distribute and make enhancements to Novell's TUXEDO product on UNIX, Windows NT and all non-NetWare platforms. In addition, the Company assumed Novell's obligations and rights under all contracts with TUXEDO partners, distributors and customers and exclusive rights to the TUXEDO trademark. The purchase price (including direct acquisition costs) was approximately $77.5 million and consisted primarily of a note payable to Novell with fixed payment terms (See Note 9).

  The following is a summary of the purchase price allocation (in thousands):

     Current assets and other tangible assets.......................... $ 4,270
     Liabilities assumed...............................................    (702)
     Acquired in-process research and development......................  60,948
     Developed technology..............................................   9,825
     Trademarks and tradenames.........................................   3,159
                                                                        -------
                                                                        $77,500
                                                                        =======

                               BEA SYSTEMS, INC.

 USL Finance, S. A.

  On May 5, 1996, the Company acquired all of the outstanding stock of USL Finance, S.A. ("USL"), a distributor of BEA TUXEDO in France. The purchase price (including direct acquisition costs) was approximately $3.3 million which was paid in cash. The Company has accounted for the acquisition using the purchase method.

  The following is a summary of the purchase price allocation (in thousands):

     Current assets and other tangible assets.......................... $ 6,060
     Liabilities assumed...............................................  (5,482)
     Distribution rights...............................................   2,672
                                                                        -------
                                                                        $ 3,250
                                                                        =======

 Client Server Technologies, OY

  On June 12, 1996, the Company acquired all of the outstanding stock of Client
Server Technologies, OY ("CST"), a distributor of BEA TUXEDO in Finland. The purchase price (including direct acquisition costs) was approximately $2.2 million which was paid in cash. The Company has accounted for the acquisition using the purchase method.

  The following is a summary of the purchase price allocation (in thousands):

     Current assets and other tangible assets.......................... $ 1,483
     Liabilities assumed...............................................  (1,067)
     Acquired in-process research and development......................   1,300
     Distribution rights...............................................     389
     Trademarks and tradenames.........................................      58
                                                                        -------
                                                                        $ 2,163
                                                                        =======

 Bay Technologies PTY, Limited.

  On December 23, 1996, the Company acquired all of the outstanding stock of Bay Technologies Pty., Limited ("Bay"), a distributor of BEA TUXEDO in
Australia. The purchase price (including direct acquisition costs) was approximately $1.0 million and consisted primarily of a note payable of $916,000 (See Note 9). The Company has accounted for the acquisition using the purchase method.

  The following is a summary of the purchase price allocation (in thousands):

     Current assets and other tangible assets.......................... $   121
     Liabilities assumed...............................................    (293)
     Distribution rights...............................................   1,178
                                                                        -------
                                                                        $ 1,006
                                                                        =======

 Digital Equipment Corporation

  On March 26, 1997, the Company completed an agreement with Digital Equipment Corporation ("Digital") to acquire exclusive worldwide rights to MessageQ, ObjectBroker and other related products. The purchase price (including $308,000 direct acquisition costs) was approximately $20.1 million. The acquisition was accounted

                               BEA SYSTEMS, INC.

for using the purchase method. Of the aggregate consideration, $5.0 million was paid in cash on closing and aggregate payments of $17.0 million were due pursuant to a convertible promissory note. Interest was imputed on the convertible promissory note at 8 percent which resulted in the recorded liability of approximately $14.0 million on a present value basis. In addition, the Company granted Digital a warrant to purchase 500,000 shares of common stock at a price of $6.00 per share, which resulted in recorded costs of $790,000.

  The following is a summary of the purchase price allocation (in thousands):

     Current assets and other tangible assets.......................... $ 6,017
     Liabilities assumed...............................................  (6,247)
     Acquired in-process research and development......................  16,000
     Developed technology..............................................   3,700
     Goodwill..........................................................     613
                                                                        -------
                                                                        $20,083
                                                                        =======

  In August 1997, the Company and Digital entered into an agreement whereby the Company issued 925,925 shares of Common Stock and paid $4,925,000 in full settlement of the convertible promissory note. Additionally, the Company issued 364,022 shares of common stock to Digital in accordance with the terms of Digital's exercise of the entire warrant as provided for in the warrant agreement.

 Pro forma information

  The following unaudited pro forma summary represents the consolidated results of operations of the Company as if the acquisition of USL and BEA TUXEDO had occurred at the beginning of fiscal 1997 and does not purport to be indicative of what would have occurred had the acquisitions been made as of that date or the results which may occur in the future. The operating results of the acquisitions of CST and Bay have not been included in the pro forma amounts as the effect of their inclusion would not be material.

                                                                     YEAR ENDED
                                                                     JANUARY 31,
                                                                        1997
                                                                     -----------
     Pro forma revenues (in thousands)..............................  $ 62,521
     Pro forma net loss (in thousands)..............................  $(89,040)
     Pro forma net loss per share...................................  $  (9.52)

5. PUBLIC OFFERINGS OF COMMON STOCK

  In April 1997, the Company completed its initial public offering of common stock. The offering generated net proceeds of approximately $27.7 million from the sale of 5.4 million shares. In July 1997, the Company completed a follow-on public offering of its common stock. The offering generated net proceeds of approximately $110.4 million from the sale of 6.9 million shares of common stock.

6. ACQUIRED INTANGIBLE ASSETS

  Values assigned to acquired in-process research and development, distribution rights, developed technology, trademarks and tradenames were generally determined by independent appraisals using discounted cash flow analysis. To determine the value of the in-process research and development, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes

                               BEA SYSTEMS, INC.

to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility and does not have alternative future uses. To determine the value of the distribution rights, the Company considered, among other factors, the size of the current and potential future customer base, quality of existing relationships with customers, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning the business relationships from the acquired entity to the Company and risks related to the viability of and potential changes to future target markets. To determine the value of the developed technology, the expected future cash flows of each existing technology product were discounted taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life cycle stage of each product. Based on this analysis, the existing technology that had reached technological feasibility was capitalized. Acquired intangible assets consist of the following (in thousands):

                                                                JANUARY 31,
                                                              -----------------
                                                                1998     1997
                                                              --------  -------
     Developed technology and distribution rights............ $ 27,610  $22,790
     Trademarks and tradenames...............................    3,417    3,417
     Goodwill................................................    2,784      933
                                                              --------  -------
                                                                33,811   27,140
     Accumulated amortization................................  (21,496)  (9,914)
                                                              --------  -------
                                                              $ 12,315  $17,226
                                                              ========  =======

7. OTHER ASSETS

  Included in other assets at January 31, 1998 and 1997 was $1.2 million and $1.5 million, respectively, invested in bank certificates of deposit with interest rates ranging from 3.90 percent to 4.25 percent. The certificates of deposit's support letters of credit that are required as security deposits under certain of the Company's facilities leases and other credit arrangements.

  Also included in other assets at January 31, 1998 and 1997 was a note receivable of $720,000 from an officer and founder of the Company for the financing of real property. The note receivable, which is secured by a deed of trust on the real property, bears interest at 7 percent per annum and is due and payable on the earlier of January 1, 2001 or termination of the founder's employment with the Company. The note may be repaid at any time prior to the due date.

8. ACCRUED LIABILITIES

  Accrued liabilities consist of the following (in thousands):

                                                                  JANUARY 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
     Accrued payroll and related liabilities................... $14,677 $ 6,597
     Accrued sales and value added tax.........................   3,422   3,547
     Other accrued liabilities.................................   7,332   4,062
                                                                ------- -------
                                                                $25,431 $14,206
                                                                ======= =======

9. LINE OF CREDIT, NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS

 Borrowings under lines of credit

  At January 31, 1998, the Company had outstanding $1.9 million, pursuant to revolving lines of credit arrangements with commercial lenders in Japan and Korea. The maximum credit available under the

                               BEA SYSTEMS, INC.

arrangements was $2.8 million and borrowings available under the lines totaled approximately $900,000 at January 31, 1998. Borrowings under the credit arrangements bear interest at rates ranging from 2 percent to 24 percent with a weighted average interest rate of 22 percent at January 31, 1998, and are secured by $2.5 million of certificates of deposits.

  At January 31, 1997, the Company had outstanding debt of approximately $9.1 million, pursuant to a revolving line of credit arrangement with a commercial lender. The maximum credit available under this facility was $10.0 million and borrowing availability was based on the aggregate of (i) a percentage of qualifying accounts receivable and (ii) $4.0 million. Additional borrowings available under the line totaled $1.0 million at January 31, 1997. Borrowings under the credit arrangement bear interest adjusted monthly at the LIBOR plus
5.1 percent (10.5 percent in aggregate at January 31, 1997) and was secured by substantially all assets of the Company. In addition, the credit agreement prohibited the Company from paying dividends without the lender's approval. The line of credit expired in April 1997.

  The Company has not renewed the primary capital lease line which expired in June 1997 and therefore no longer has capital lease line availability.

 Notes payable and capital lease obligations

  Notes payable and capital lease obligations consist of the following (in thousands):

                                                                JANUARY 31,
                                                             ------------------
                                                               1998      1997
                                                             --------  --------
Note payable to Novell, Inc. with interest imputed at 8
 percent. The note is due in quarterly installments of
 various amounts totaling $29.0 million, which are
 guaranteed by the majority shareholder of the Company,
 with a final payment of $12.0 million due in January 1999
 upon the Company's exercise of an option to purchase
 perpetual rights to BEA TUXEDO............................  $ 38,734  $ 69,900
Note payable to a commercial lender in Japan bearing
 interest at 2 percent. Principal payment is due in four
 equal installments with the last payment scheduled in
 December 1998.............................................     2,606        -
Subordinated notes payable to founders of an acquired
 business bearing interest at 8 percent. Accrued interest
 of $430,000 is included at January 31, 1997. The note was
 paid in full in May 1997..................................        -      4,589
Credit arrangement with the Company's majority stockholder.
 Borrowings under the arrangement were unsecured, bear
 interest at 11 percent and are convertible into common
 stock at the option of the lender. The outstanding balance
 and accrued interest aggregating $4.6 million were
 converted into 817,334 shares of common stock concurrent
 with the Company's initial public offering in April 1997..        -      1,000
Notes payable to the former shareholders of Bay
 Technologies Pty., Limited, with interest imputed at 8
 percent and payable in quarterly installments.............       482       928
Capital lease obligations..................................     1,096     1,004
Other notes payable........................................        74       299
                                                             --------  --------
                                                               42,992    77,720
Less amounts due within one year...........................   (42,301)  (28,180)
                                                             --------  --------
  Notes payable and capital lease obligations due after one
   year....................................................  $    691  $ 49,540
                                                             ========  ========

                               BEA SYSTEMS, INC.

  Scheduled maturities of notes payable and capital lease obligations are as follows (in thousands):

                                                                       CAPITAL
                                                              NOTES     LEASE
                                                             PAYABLE OBLIGATIONS
                                                             ------- -----------
     Fiscal year ending January 31,
       1999................................................. $41,866  $    580
       2000.................................................      30       601
       2001.................................................      -        101
                                                             -------  --------
                                                             $41,896     1,282
                                                             =======
     Less amount representing interest......................              (186)
                                                                      --------
     Present value of minimum lease payments................             1,096
     Less current portion...................................              (435)
                                                                      --------
       Long-term capital lease obligations..................          $    661
                                                                      ========

  Cash payments for interest were $6.2 million and $6.3 million for fiscal years 1998 and 1997, respectively.

10. OPERATING LEASE COMMITMENTS

  The Company leases its facilities under operating lease arrangements. Certain of the leases provide for specified annual rent increases as well as options to extend the lease beyond the initial term. Approximate annual minimum operating lease commitments are as follows (in thousands):

     Fiscal year ending January 31,
       1999............................................................ $ 6,842
       2000............................................................   9,664
       2001............................................................   8,642
       2002............................................................   7,378
       2003............................................................   7,608
       Thereafter......................................................  39,595
                                                                        -------
         Total minimum lease payments.................................. $79,729
                                                                        =======

  In December 1997, the Company entered into a ten year lease agreement for approximately 224,000 square feet of office space in San Jose, California to house the Company's corporate headquarters, sales, marketing, research and administrative personnel. The Company expects to occupy this space in the late summer or fall of fiscal year 1999. While the Company intends to temporarily sublease approximately 100,000 square feet, all of the required future lease payments are included in the table of annual minimum operating lease commitments above.

  Total rent expense charged to operations for the fiscal years ended January 31, 1998 and 1997 was approximately $5.8 million and $3.3 million, respectively.

                               BEA SYSTEMS, INC.

11. INCOME TAXES

  The components of the provisions for income taxes consist of the following (in thousands):

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Current provision:
       Federal............................................. $    878  $  -
       State...............................................      300     -
       Foreign.............................................    1,665       800
                                                            --------  --------
         Provision for income taxes........................ $  2,843  $    800
                                                            ========  ========

  The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (34 percent) to income tax expense is as follows (in thousands):

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Tax benefit at U.S. statutory rate.................... $ (6,512) $(29,874)
     Nondeductible amortization of acquired intangible
      assets...............................................    2,720    11,842
     Valuation allowance...................................    4,890    18,304
     Foreign withholding taxes, net........................      949       528
     Foreign taxes in excess of U.S. rate..................      397     -
     Other.................................................      399     -
                                                            --------  --------
       Provision for income taxes.......................... $  2,843  $    800
                                                            ========  ========

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Deferred tax assets:
       Accruals and reserves............................... $  2,507  $  3,275
       Net operating loss carryforwards....................    5,017     7,279
       Computer equipment, furniture, leasehold
        improvements and acquired intangible assets........   18,489    17,547
       Other...............................................      950     -
                                                            --------  --------
         Total deferred tax assets.........................   26,963    28,101
     Valuation allowance...................................  (26,963)  (28,101)
                                                            --------  --------
         Net deferred tax assets........................... $  -      $  -
                                                            ========  ========

  Realization of deferred tax assets is dependent on future taxable income, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets at January 31, 1998 and 1997, has been established to reflect these uncertainties. The valuation allowance decreased by

                               BEA SYSTEMS, INC.

$1.1 million and increased by $23.0 million in fiscal years 1998 and 1997, respectively. Approximately $752,000 of the valuation allowance at January 31, 1998 relates to tax benefits associated with exercises of stock options which will reduce taxes payable and be credited to additional paid-in capital when realized.

  As of January 31, 1998, the Company had federal net operating loss and foreign tax credit carryforwards of approximately $14.7 million and $1.0 million that will expire in fiscal years 2011 and 2003, respectively. Utilization of net operating loss and credit carryforwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carryforwards before full utilization.

  Pretax income (loss) from foreign operations was approximately $8.5 million and $(1.5) million for fiscal years 1998 and 1997, respectively.

  Cash refunds received, net of income taxes paid, were $57,000 for fiscal year 1998, while cash payments for income taxes were $230,000 for fiscal year 1997.

12. SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

  At January 31, 1997, the Company had outstanding 19,847,800 shares of Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock"). Holders of the Series B Preferred Stock were entitled to cumulative annual dividends of $0.07 per share payable prior and in preference to any declaration or payment of dividends on the Series A Convertible Preferred Stock (the "Series A Preferred Stock") and the common stock. The right to receive such dividends was cumulative and accrued to the extent that such dividends were not declared or paid in any year. No dividends had been declared or paid by the Company on the Series B Preferred Stock. Total accumulated dividends on the Series B Preferred Stock were approximately $932,000 at January 31, 1997.

  At the time of the Company's initial public offering in April 1997, all of the outstanding Series B Preferred Stock and accumulated dividends of $1.2 million were converted into 3,772,077 shares of common stock.

13. STOCKHOLDERS' EQUITY

 Series A convertible preferred stock

  At January 31, 1997, the Company had outstanding 17,166,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock was convertible at any time at the option of the shareholder into two shares of common stock or automatically at the time of the initial public offering. Holders of Series A Preferred Stock were entitled to noncumulative annual dividends, when and if declared by the Board of Directors, of $0.12 per share, payable in preference to common stock dividends, but after all cumulative dividends payable with respect to the Series B Preferred Stock had been declared and paid. No dividends were declared or paid by the Company on the Series A Preferred Stock.

  At the time of the initial public offering in April 1997, all outstanding shares of Series A Preferred Stock were converted into 34,332,000 shares of common stock.

 Class B common stock

  On March 19, 1997, the Company's Board of Directors authorized 35 million shares of an additional class of common stock ("Class B Common Stock"). All outstanding shares of Class B Common Stock are held by the Company's majority stockholder. The Class B Common Stock has the same rights, preferences, privileges

                               BEA SYSTEMS, INC.

and restrictions as the common stock, except that the Class B Common Stock is convertible into common stock, has no voting rights except as required by Delaware law and has no right to vote for the election of directors. The shares of Class B Common Stock are convertible at the option of the holder into common stock, so long as such conversion results in the majority stockholder holding equal to or less than 49 percent of the Company's outstanding voting securities. The shares of Class B Common Stock could be automatically converted into a like number of shares of common stock upon the occurrence of certain events.

 Stock option plans

  Under the Company's stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company's common stock. Options generally vest over a four-year period and have terms of up to ten years. A maximum of 17 million shares of common stock have been authorized for issuance under the plans. Annually the number of authorized shares are automatically increased by an amount equal to 3.5 percent of the outstanding shares of common stock on December 31 of the immediately preceding calendar year. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and is at least equal to the fair market value of the stock on the grant date.

  Information with respect to option activity under the Company's stock option plans are summarized as follows:

                                                                       WEIGHTED
                                                                        AVERAGE
                                                                       EXERCISE
                                              OPTIONS   EXERCISE PRICE PRICE PER
                                            OUTSTANDING   PER SHARE      SHARE
(SHARES IN THOUSANDS)                       ----------- -------------- ---------
Options outstanding at January 31, 1996...       2,244          $ 0.29  $ 0.29
  Granted.................................       5,368  $0.29 - $ 6.00  $ 1.21
  Exercised...............................        (404)         $ 0.29  $ 0.29
  Canceled................................        (527)         $ 0.66  $ 0.66
                                             ---------
Options outstanding at January 31, 1997...       6,681  $0.29 - $ 6.00  $ 1.00
  Granted.................................       3,194  $6.00 - $24.13  $11.13
  Exercised...............................      (1,179) $0.29 - $ 6.00  $ 0.46
  Canceled................................        (480) $0.29 - $20.00  $ 4.50
                                             ---------
Options outstanding at January 31, 1998...       8,216  $0.29 - $24.13  $ 4.80
                                             =========
Options exercisable at January 31, 1998...       1,708  $0.29 - $ 6.00  $ 1.00
                                             =========
Options exercisable at January 31, 1997...         405          $ 0.29  $ 0.29
                                             =========
Options available for grant at January 31,
 1998.....................................       5,682
                                             =========

  The weighted average grant date fair value of stock options was $5.58 and $0.36 in fiscal years 1998 and 1997, respectively.

                               BEA SYSTEMS, INC.

  The following table summarizes information about stock options outstanding at January 31, 1998:

                                                          WEIGHTED
                                                           AVERAGE     WEIGHTED
                                                          REMAINING    AVERAGE
                                              NUMBER     CONTRACTUAL   EXERCISE
                                             OF SHARES LIFE (IN YEARS)  PRICE
     (SHARES IN THOUSANDS)                   --------- --------------- --------
     Range of per share exercise prices:
       $ 0.29...............................   4,174        8.18        $ 0.29
       $ 1.00 - $ 6.00......................   2,381        8.98        $ 5.00
       $ 9.25 - $16.00......................     910        9.65        $13.45
       $17.31 - $24.12......................     751        9.68        $18.80
                                              ------
                                               8,216
                                              ======

  The following table summarizes information about outstanding and exercisable stock options at January 31, 1998:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                               NUMBER   EXERCISE
                                                              OF SHARES  PRICE
     (SHARES IN THOUSANDS)                                    --------- --------
     Range of per share exercise prices:
       $ 0.29................................................   1,390    $0.29
       $ 1.00 - $ 6.00.......................................     318    $4.12
                                                               ------
                                                                1,708
                                                               ======

 Employee stock purchase plan

  In March 1997, the Company's Board of Directors approved an employee stock purchase plan for all employees meeting certain eligibility criteria. Under the plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85 percent of fair market value as defined in the plan. A total of 3,750,000 shares have been authorized for issuance under the plan. For the fiscal year ended January 31, 1998, a total of 633,000 shares were issued at an average price of $5.29 per share. At January 31, 1998, a total of 3,117,000 shares were reserved and available for future issuance under the plan.

 Accounting for stock-based compensation

  The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

  Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "stock based awards") granted subsequent to January 31, 1995, under the fair value method of that statement. The fair value of the Company's stock based awards granted to employees in fiscal years 1998 and 1997, prior to the Company's initial public offering, was estimated using the minimum value method. Stock based awards granted in fiscal year 1998, subsequent to the

                               BEA SYSTEMS, INC.

Company's initial public offerings, have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of stock based awards granted in fiscal years 1998 and 1997 under the minimum value method.

  The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                             EMPLOYEE STOCK    EMPLOYEE STOCK
                                                 OPTIONS        PURCHASE PLAN
                                             ----------------  ----------------
                                              1998     1997     1998     1997
                                             -------  -------  -------  -------
     Expected life (in years)...............    4.5      4.0       .5        -
     Risk-free interest rate................    6.12%    5.00%    6.25%      -
     Volatility.............................      .6       -        .6       -

  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company's stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards.

  For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the awards' vesting period. The Company's pro forma information follows (in thousands, except per share amount):

                                                              1998      1997
                                                            --------  --------
     Pro forma basic and diluted net loss.................. $(24,455) $(88,808)
     Pro forma, net loss per share......................... $  (0.48) $  (9.40)

  The fiscal year ending January 31, 2000 will be the first fiscal year in which the pro forma effects of FAS 123 will reflect the expense of four years' vesting. Therefore, the pro forma effects of FAS 123 for fiscal years 1998 and 1997 are not likely to be representative of the pro forma effects of future fiscal years.

 Deferred compensation

  In fiscal year 1997, the Company recorded deferred compensation $973,000 for certain common stock options granted at prices below the deemed fair market value of the Company's common stock on the date of grant. The amount of deferred compensation is being amortized as compensation expense over the vesting period of the underlying stock options. For the fiscal years ended January 31, 1998 and 1997, compensation expense recognized totaled $244,000 and $128,000, respectively.

 Stockholder notes receivable

  In September 1995, the Company issued 3,050,000 shares of common stock to certain officers in exchange for cash of $325,000 and notes receivable of $544,000. The notes receivable are issued on full recourse terms

                               BEA SYSTEMS, INC.

and bear interest at 7 percent compounded semi-annually. The notes receivable are due on September 28, 2000 or within a specified period of time following termination from the Company.

14. NET LOSS PER SHARE

  On January 31, 1998, the Company adopted FAS 128, as a result, the Company has changed the method used to compute net loss per share and has restated net loss per share for all prior periods as required by FAS 128. The adoption of FAS 128 did not have a material impact on the Company's consolidated results of operations. The impact of outstanding stock options has not been included in the net loss per share as their effect would be antidilutive. The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Basic and Diluted loss per share:
       Numerator:
         Net loss.......................................... $(21,995) $(88,665)
         Effect of Series B redeemable convertible
          preferred stock dividends........................     (268)     (880)
                                                            --------  --------
         Net loss available to common stockholders......... $(22,263) $(89,545)
                                                            ========  ========
       Denominator:
         Weighted average shares...........................   51,252     9,444
                                                            ========  ========
     Basic and diluted net loss per share.................. $  (0.43) $  (9.48)
                                                            ========  ========

  For fiscal year January 31, 1997, the pro forma net loss per share assuming conversion of preferred stock on an as-converted basis as of the date of issuance is as follows:

     Numerator:
       Net loss...................................................... $(88,665)
                                                                      ========
     Denominator:
       Weighted average shares.......................................    9,444
       Dilutive effect of conversion of preferred stock..............   29,719
                                                                      --------
                                                                        39,163
                                                                      ========
     Pro forma net loss per share.................................... $  (2.26)
                                                                      ========

  Securities (including those issuable pursuant to contingent stock agreements) that could potentially dilute basic EPS in the future that were not included in the computation of diluted EPS because to do so would have been antidilutive for the periods presented.

15. EMPLOYEE BENEFIT PLAN

  The Company has a pre-tax savings plan to provide retirement and incidental benefits for its employees that qualifies under Section 401(k) of the Internal Revenue Code. Eligible participants may make voluntary contributions to the plan of up to 15 percent of their compensation, subject to certain limitations. The plan permits Company contributions; however, none have been made to date.

                               BEA SYSTEMS, INC.

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized unaudited quarterly financial information for fiscal years 1998 and 1997 is as follows (in thousands):

                             1ST       2ND      3RD      4TH     FISCAL
                           QUARTER   QUARTER  QUARTER  QUARTER    YEAR
                           --------  -------  -------  -------  --------
Fiscal year 1998:
  Total revenues.......... $ 30,389  $34,155  $41,020  $51,625  $157,189
  Gross margin............   23,354   25,816   30,547   40,116   119,833
  Income (loss) from
   operations.............  (17,317)    (687)     306    2,863   (14,835)
  Net income (loss).......  (20,371)  (3,121)    (317)   1,814   (21,995)
Fiscal year 1997:
  Total revenues.......... $  6,851  $13,482  $16,016  $25,249  $ 61,598
  Gross margin............    4,357    9,239   10,255   19,140    42,991
  Loss from operations....  (66,179)  (5,962)  (7,181)  (1,820)  (81,142)
  Net loss................  (67,451)  (7,842)  (9,177)  (4,195)  (88,665)

  Results for the first quarter of fiscal year 1998 included a nonrecurring charge of $16.0 million relating to the write-off of acquired in-process research and development associated with the acquisition of certain assets from Digital. Results for the first and second quarters of fiscal year 1997 included nonrecurring charges of $60.9 million and $1.3 million, respectively, relating to the write-off of acquired in-process research and development associated with the acquisitions of the BEA TUXEDO product line and CST.

17. INDUSTRY AND GEOGRAPHIC SEGMENT INFORMATION

  Information regarding the Company's operations by geographic areas at January 31, 1998 and 1997 and for the fiscal years then ended is as follows (in thousands):

                                                            FISCAL YEAR ENDED
                                                               JANUARY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
     Total revenues:
       United States....................................... $116,884  $ 48,252
       Europe..............................................   45,229    18,761
       Asia/Pacific and other..............................   25,048     3,494
       Consolidating eliminations..........................  (29,972)   (8,909)
                                                            --------  --------
                                                            $157,189  $ 61,598
                                                            ========  ========
     Income (loss) from operations:
       United States....................................... $(16,199) $(79,494)
       Europe..............................................    1,120       120
       Asia/Pacific and other..............................      244    (1,768)
                                                            --------  --------
                                                            $(14,835) $(81,142)
                                                            ========  ========
     Identifiable assets (at end of year):
       United States....................................... $124,963  $ 37,418
       Europe..............................................   29,046    16,241
       Asia/Pacific and other..............................   17,308     4,314
                                                            --------  --------
                                                            $171,317  $ 57,973
                                                            ========  ========

  Intercompany revenues consist of license revenues payable by the Company's subsidiaries under software license agreements with the U.S. parent company.

                               BEA SYSTEMS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


18. RECENT ACCOUNTING PRONOUNCEMENTS

  In October 1997, the Accounting Standards Executive Committee issued Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2), as amended by Statement of Position No. 98-4 (SOP 98-4) which provides guidance on applying generally accepted accounting principles in recognizing revenue on software sales license transactions. The Company is required to adopt these statements for all software sales license transactions entered into subsequent to January 31, 1998. The adoption of the SOPs may, in certain circumstances, result in the deferral of software license revenues that would have been recognized upon delivery of the related software under the preceding accounting standard, Statement of Position 91-1. Detailed implementation guidelines for the new standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in the Company's current revenue recognition practices and material adverse changes in the Company's reported revenues and earnings. In the event implementation guidance is contrary to the Company's revenue recognition practices, the Company believes it can adapt current business practices to comply with this guidance and avoid any material adverse effect. However, there can be no assurances that this will be the case.

  In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 Reporting Comprehensive Income (FAS 130) and No. 131 Disclosures about Segments of an Enterprise and Related Information (FAS 131). These statements are effective for fiscal years commencing after December 15, 1997. The Company will be required to comply with the provisions of these statements in fiscal year 1999. The Company has not fully assessed the effect these new standards will have but it is not expected to have a material impact on the consolidated financial position or results of operations.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

  The information required by this item relating to the Company's directors and nominees and disclosure relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

  The information required by this Item is included under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is included under the caption "Stock Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is included under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) EXHIBITS

    The Exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedules are filed as part of, or incorporated by reference into, this Report.

   EXHIBIT                               DESCRIPTION
   -------                               -----------
     3.1(3)   Form of Registrant's Amended and Restated Certificate of
               Incorporation
     3.2(1)   Registrant's Bylaws, as currently in effect along with
               Certificate of Amendment of Bylaws
     4.1(1)   Investor Rights Agreements by and among the Registrant and the investors and the founders named therein
    10.1(1)*  Employment Agreement between the Registrant and the three founders dated as of September 28, 1995
    10.2(1)   Form of Promissory Notes entered into between the Registrant,
               William T. Coleman III, Edward W. Scott, Jr. and Alfred S.
               Chuang each dated September 28, 1995
    10.3(1)   Promissory Note secured by deed of trust entered into between the
               Registrant and Edward W. Scott, Jr. and Cheryl S. Scott, dated
               December 12, 1995
    10.4(1)   Agreement between the Registrant and Novell, dated January 24,
               1996, and Amendments thereto
    10.5(1)   Lease Agreement between the Registrant and William H. and Leila
               A. Cilker dated November 15, 1995 and First Amendment thereto
    10.6(1)   Stock Purchase Agreement between the Registrant and Warburg,
               Pincus Ventures, L.P. dated September 28, 1995, and Amendments thereto
    10.7(1)*  Registrant's 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder
    10.8(3)*  Registrant's 1997 Stock Incentive Plan, including forms of agreements thereunder
    10.9(3)*  Registrant's 1997 Employee Stock Purchase Plan, including forms of agreements thereunder
    10.10(1)  Subordinated Bridge Line of Credit between the Registrant and
               Warburg, Pincus Ventures, L.P., dated January 22, 1997
    10.11(2)  License Agreement between the Registrant and Digital Equipment
               Corporation, dated January 31, 1997 and Amendments thereto
    10.12(2)* 1997 Management Bonus Plan
    10.13     Lease agreement between the Registrant and Sobrado Interest III for premise located at 2315 North First Street, San Jose, dated
               December 26, 1997
    10.14     Lease agreement between the Registrant and Sobrado Interest III for premise located at 2345 North First Street, San Jose, dated
               December 26, 1997
    11.1      Statement re: computation of loss per share (included on page 43 of this Report)
    21.1      Subsidiaries of the Registrant
    23.1      Consent of Ernst & Young LLP, Independent Auditors
    24.1      Power of Attorney
    27.1      Financial Data Schedules

--------
(1) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2, filed January 31, 1997

(2) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2/A, filed March 20, 1997.

(3) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2/A, filed April 3, 1997.

 * Denotes a management contract or compensatory plan or arrangement.

  (b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fiscal quarter ended January 31, 1998.

                                   SIGNATURES

  IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE EXCHANGE ACT, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          BEA Systems, Inc.

                                                /s/ William T. Coleman III
                                          By: _________________________________
                                                  William T. Coleman III
                                            President, Chief Executive Officer
                                                            and
                                                   Chairman of the Board

April 25, 1998

  IN ACCORDANCE WITH THE EXCHANGE ACT, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN CAPACITIES AND ON THE DATES INDICATED.

                NAME                             TITLE                    DATE
                ----                             -----                    ----

/s/ William T. Coleman III           President, Chief Executive      April 25, 1998
____________________________________ Officer and Chairman of the
   William T. Coleman III            Board (Principal Executive
                                     Officer)

/s/ Edward W. Scott, Jr.             Executive Vice President of     April 25, 1998
____________________________________ Worldwide Field Operations,
   Edward W. Scott, Jr.              Assistant Secretary and
                                     Director

/s/ Steve L. Brown                   Executive Vice President,       April 25, 1998
____________________________________ Chief Financial Officer and
   Steve L. Brown                    Secretary (Principal
                                     Financial Officer and
                                     Accounting Officer)

/s/ Carol A. Bartz                   Director                        April 25, 1998
____________________________________
   Carol A. Bartz

/s/ Cary J. Davis                    Director                        April 25, 1998
____________________________________
   Cary J. Davis

/s/ Stewart K. P. Gross              Director                        April 25, 1998
____________________________________
   Stewart K. P. Gross

/s/ William H. Janeway               Director                        April 25, 1998
____________________________________
   William H. Janeway

/s/ Dean O. Morton                   Director                        April 25, 1998
____________________________________
   Dean O. Morton

CBR0065E0498-1A                                                       1621-AR-98