Form 10-Q
period 1998-04-30
BEA SYSTEMS INC
filed 1998-06-15
CIK 1031798

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

(Mark One)
 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER:  0-22369


                               BEA SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


        DELAWARE                                              77-0394711
   (State or other jurisdiction of                        (I. R. S. Employer
    incorporation or organization)                        Identification No.)



                             385 MOFFETT PARK DRIVE
                          SUNNYVALE, CALIFORNIA  94089
                    (Address of principal executive offices)


                                 (408) 743-4000
              (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes   X                   No
                          ---                      ---

            As of May 28, 1998, there were approximately 66,442,000 shares of the Registrant's Common Stock outstanding.

                               BEA SYSTEMS, INC.

                                     INDEX


                                                                                                     Page No.
                                                                                                     --------
                        PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

            Condensed Consolidated Statements of Operations
              Three months ended April 30, 1998 and 1997...............................................  3

            Condensed Consolidated Balance Sheets
              April 30, 1998 and January 31, 1998......................................................  4

            Condensed Consolidated Statements of Cash Flows
              Three months ended April 30, 1998 and 1997...............................................  5

            Notes to Condensed Consolidated Financial Statements.......................................  6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS................................................................  9

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS................................. 21

                        PART II.  OTHER INFORMATION

ITEM 5.     OTHER INFORMATION.......................................................................... 22

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................................................... 22

            SIGNATURES................................................................................. 22

PART I.     FINANCIAL INFORMATION
---------------------------------

ITEM I.     FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                   Three months ended
                                                                        April 30,
                                                               ---------------------------
                                                                  1998             1997
                                                               ----------      -----------
Revenues:
  License fees                                                 $ 39,741        $  24,478
  Services                                                       16,602            5,911
                                                               --------        ---------
     Total revenues                                              56,343           30,389

Cost of revenues:
  Cost of license fees                                              775              578
  Cost of services                                               10,690            3,854
  Amortization of certain acquired intangible assets              3,182            2,603
                                                               --------        ---------
     Total cost of revenues                                      14,647            7,035
                                                               --------        ---------
Gross margin                                                     41,696           23,354

Operating expenses:
  Sales and marketing                                            25,035           15,917
  Research and development                                        9,268            5,143
  General and administrative                                      5,032            3,611
  Acquisition-related charges                                       491           16,000
                                                               --------        ---------
     Total operating expenses                                    39,826           40,671
                                                               --------        ---------
Income (loss) from operations                                     1,870          (17,317)

Interest and other, net                                             208           (2,482)
                                                               --------        ---------
Income (loss) before provision for income taxes                   2,078          (19,799)

Provision for income taxes                                          623              572
                                                               --------        ---------
Net income (loss)                                              $  1,455        $ (20,371)
                                                               ========        =========

Net income (loss) per share:
   Basic                                                       $   0.02        $   (1.02)
                                                               ========        =========
   Diluted                                                     $   0.02        $   (1.02)
                                                               ========        =========
   Pro forma                                                                   $   (0.41)
                                                                               =========

Shares used in computing:
   Basic net income (loss) per share                             65,450           20,323
                                                               ========        =========
   Diluted net income (loss) per share                           71,590           20,323
                                                               ========        =========
   Pro forma net income (loss) per share                                          50,710
                                                                               =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                     April 30, 1998   January 31, 1998
                                                                     --------------   ----------------
                                                                      (Unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents                                              $92,521            $89,702
  Short-term investments                                                   4,759              8,708
  Accounts receivable, net                                                52,441             46,910
  Other current assets                                                     4,369              2,970
                                                                        --------           --------
     Total current assets                                                154,090            148,290

Computer equipment, furniture and leasehold improvements, net              8,136              7,815
Acquired intangible assets, net                                           14,631             12,315
Other assets                                                               5,365              2,897
                                                                        --------           --------
     Total assets                                                       $182,222           $171,317
                                                                        ========           ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under lines of credit                                        $2,843             $1,879
  Accounts payable                                                         7,337              4,817
  Accrued payroll and related liabilities                                 14,956             14,590
  Accrued liabilities                                                     12,261             10,841
  Accrued income taxes                                                     2,909              2,741
  Deferred revenue                                                        17,946             14,620
  Current portion of notes payable and capital lease obligations          38,037             42,301
                                                                        --------           --------
     Total current liabilities                                            96,289             91,789

Notes payable and capital lease obligations                                  595                691

Stockholders' equity:
  Common stock                                                                66                 65
  Additional paid-in-capital                                             214,755            210,116
  Accumulated deficit                                                   (127,928)          (129,627)
  Notes receivable from stockholders                                        (544)              (544)
  Deferred compensation                                                     (540)              (601)
  Foreign currency translation adjustment                                   (471)              (572)
                                                                        --------           --------
     Total stockholders' equity                                           85,338             78,837
                                                                        --------           --------
     Total liabilities and stockholders' equity                         $182,222           $171,317
                                                                        ========           ========


                            See accompanying notes.




                             BEA SYSTEMS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (in thousands)
                                (Unaudited)


                                                                                     Three months ended
                                                                                          April 30,
                                                                               ----------------------------
                                                                                   1998            1997
                                                                              -----------    -------------
Operating activities:
   Net income (loss)                                                           $ 1,455        $ (20,371)
   Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
          Depreciation                                                             564              583
          Amortization of deferred compensation                                     61               61
          Amortization of acquired intangible assets and certain
             acquisition-related charges                                         3,383           18,660
          Changes in operating assets and liabilities, net of
             business combinations                                              (1,797)          (4,633)
          Other                                                                    (30)             255
                                                                           -----------    -------------

Net cash provided by (used in) operating activities                              3,636           (5,445)
                                                                           -----------    -------------

Investing activities:
   Purchase of computer equipment, furniture and
       leasehold improvements                                                     (844)             (79)
   Payments for business combinations, net of cash acquired                     (1,339)                -
   Net sales of available-for-sale short-term investments                        3,949                 -
                                                                           -----------    -------------

Net cash provided by (used in) investing activities                              1,766              (79)
                                                                           -----------    -------------

Financing activities:
   Net borrowings (payments) under lines of credit                                 964           (4,595)
   Net payments on notes payable and capital lease obligations                  (4,400)         (12,514)
   Proceeds from issuance of common stock                                          752           25,754
                                                                           -----------    -------------

Net cash provided by (used in) financing activities                             (2,684)           8,645
                                                                            -----------    -------------

Net increase in cash and cash equivalents                                         2,718            3,121

Cumulative foreign currency translation adjustment                                  101              137

Cash and cash equivalents at beginning of quarter                                 89,702            3,283
                                                                             -----------    -------------

Cash and cash equivalents at end of quarter                                  $    92,521    $       6,541
                                                                             ===========    =============




                         See accompanying notes.

                               BEA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

          The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operations contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998. The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

          The consolidated balance sheet at January 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

NOTE 2.   EARNINGS PER SHARE

          The Company had adopted Statement of Financial Accounting Standard No. 128 (FAS 128), "Earnings per Share," in the fourth quarter of the fiscal year ended January 31, 1998. As a result, the Company has changed the method used to compute net earnings per share and has restated net earnings per share for all prior periods as required by FAS 128. The adoption of FAS 128 did not have a material impact on the Company's consolidated results of operations. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                                              Three months ended April 30,
                                                                          1998                          1997
                                                                         ------                        ------
Numerator:
  Net income (loss)                                                      $ 1,455                       $ (20,371)
  Effect of Series B redeemable convertible
   preferred stock dividends                                                  -                             (268)
                                                                         -------                       ---------
  Net income (loss) available to common stockholders
   for basic earning/loss per share                                      $ 1,455                       $ (20,639)
                                                                         =======                       =========
Denominator:
  Weighted average shares - Basic                                         65,450                          20,323
  Dilutive effect of outstanding stock options                             6,140                              -
                                                                         -------                       ---------
  Weighted average shares - Diluted                                       71,590                          20,323
                                                                         =======                       =========

Basic net income (loss) per share                                        $  0.02                       $   (1.02)
                                                                         =======                       =========
Diluted net income (loss) per share                                      $  0.02                       $   (1.02)
                                                                         =======                       =========

      For the quarter ended April 30, 1997, the pro forma net loss per share assuming conversion of preferred stock and convertible line of credit on an as-converted basis as of the date of issuance is as follows:



Numerator:
    Net loss                                                                               $(20,371)
                                                                                           ========

Denominator:
    Weighted average shares                                                                  20,323
    Dilutive effect of conversion of preferred stock and convertible line of credit          30,387
                                                                                           --------
                                                                                             50,710
                                                                                           ========
Pro forma net loss per share                                                               $  (0.41)
                                                                                           ========

Note 3.     Comprehensive Income

    Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 requires the reporting of comprehensive income and its components and requires foreign currency translation adjustment and unrealized gains or losses on the Company's available-for-sale investments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the requirements of FAS 130.


    The components of comprehensive income, net of tax, are as follows (in thousands):


                                                   Three Months Ended April 30,
                                                      1998           1997
                                                    --------       --------
Net income (loss)                                    $1,455        $(20,371)
Foreign currency translation adjustment                  71              96
Change in unrealized gain (loss)
   on available-for-sale investments                    (21)              -
                                                     ------        --------
Comprehensive income (loss)                          $1,505        $(20,275)
                                                     ======        ========

Note 4.     Acquisitions

    In March 1998, the Company acquired certain assets of Penta Systems Technology, Inc. ("Penta"), a distributor of BEA TUXEDO in Korea. The purchase price of the transaction was approximately $5.7 million, paid with a combination of cash and common stock. The Company has accounted for the acquisition using the purchase method.

    In April 1998, the Company issued approximately 561,000 shares of its common stock for all outstanding stock of Leader Group, Inc. ("Leader Group"), a Denver-based private company specializing in consulting solutions for the development, deployment and delivery of mission-critical distributed object applications. The transaction was valued at approximately $14.5 million and has been accounted for using the pooling of interests method. The Company's consolidated results of operations for prior periods have not been restated to reflect the pooling of interests as the operations of Leader Group were not material.

Note 5.     Notes Payable and Capital Lease Obligations

   Notes payable and capital lease obligations consist of the following (in thousands):


                                                                                   April 30,    January 31,
                                                                                      1998          1998
                                                                                  ----------   ------------
   Note payable to Novell, Inc.                                                    $ 35,337       $ 38,734
   Other notes payable                                                                2,321          3,162
   Capital lease obligations                                                            974          1,096
                                                                                   ---------      --------
                                                                                     38,632         42,992
   Less amounts due within one year                                                 (38,037)       (42,301)
                                                                                   --------       --------
   Notes payable and capital lease  obligations due after one year                 $    595       $    691
                                                                                   ========       ========

Note 6.     Subsequent Events

   In May 1998, the Company entered into an Asset Purchase Agreement with
NCR Corporation ("NCR") to purchase NCR's TOP END enterprise middleware technology and product family for approximately $93 million in cash. The transaction will be accounted for using the purchase method. The Company is in the process of performing a valuation of the acquired assets and has not completed the allocation of purchase price. The Company has been notified of early termination of the waiting period under the Hart-Scott-Radino Antitrust Improvements act of 1976 and anticipates closing the transaction in June 1998.

   On June 12, 1998, the Company completed the sale of $200 million of its 4% Convertible Subordinated Notes (the "Notes") due June 15, 2005 in an offering to qualified institutional investors. The Company granted the initial purchasers of such Notes a 30-day option to purchase an additional $50 million of notes to cover over-allotments, if any. The Notes are subordinated to all existing and future senior indebtedness of the Company and are convertible into common stock of the Company at a conversion price of approximately $26.41 per share. The Company has agreed to file a shelf registration statement with respect to the Notes and the common stock issuable upon conversion thereof within 90 days after the date of original issuance of the Notes. The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 20, 2001, in cash plus accrued interest through the redemption date, if any, subject to certain events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of BEA Systems, Inc. should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding beliefs, plans, expectations or intentions regarding the future. All forward-looking statements included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading "Factors That May Impact Future Operating Results."

RESULTS OF OPERATIONS

Revenues

     The Company's consolidated revenues for the quarter ended April 30, 1998 were $56.3 million, which represented an 85 percent increase from the same quarter of the prior fiscal year of $30.4 million. The increase in revenues was due to continued customer acceptance of the Company's middleware products as well as an increase in related consulting, education and support services. The Company experienced revenue increases from customers in the Americas and Europe, with the European region experiencing particularly strong performance.
Revenues from the Asia/Pacific region for the quarter ended April 30, 1998 comprised a lower percentage of total revenues than the Company had historically experienced due to economic, banking and currency difficulties in that region, which resulted in the delay of orders for the Company's products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. The Company anticipates that its financial results will continue to be adversely impacted by weak Asian economic conditions.

     The Company continues to derive the majority of its license revenues from BEA TUXEDO and products that work in conjunction with BEA TUXEDO. Additionally, service revenues, including software maintenance and support, training and consulting, relate principally to the BEA TUXEDO product family. Management expects that license and service revenues from BEA TUXEDO will continue to account for the majority of the Company's revenues for the foreseeable future.

     License Revenues.  Consolidated license revenues in the quarter ended
April 30, 1998 were $39.7 million, which represented a 62 percent increase from $24.5 million in the same period of the prior fiscal year. The increase was mainly due to continued customer acceptance of and increase in market awareness for the Company's products, expansion of the Company's direct sales force and the development of indirect sales channels, such as value added resellers and distributors. License revenues represented 71 percent and 81 percent of total revenues in the first quarter of fiscal years 1999 and 1998, respectively. The decrease in license revenues as a percentage of total revenues was primarily due to the substantial increase in service revenues as a result of the Company's increased focus on its service offerings.

     Service Revenues. For the quarter ended April 30, 1998, service revenues were $16.6 million, an increase of 181 percent from $5.9 million in the same period of the prior fiscal year. Service revenues represented 29 percent and 19 percent of total revenues in the first quarter of fiscal years 1999 and 1998, respectively. The increase in service revenues was due to an increase in consulting, education and support services offered by the Company and an increase in the number of support and services personnel.

COST OF REVENUES

          Consolidated cost of revenues in the quarter ended April 30, 1998 was $14.6 million as compared to $7.0 million for the same period in the prior fiscal year, an increase of 108 percent. As a percent of total revenue, total cost of revenues increased from 23 percent in the first quarter ended April 30, 1997 to 26 percent in the quarter ended April 30, 1998. This percentage increase was primarily the result of the increase in services as a percentage of total revenues and the fact that the cost of revenues for such services is substantially higher than the cost of revenues for licenses.

          Cost of Licenses. Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses totaled $775,000 and $578,000 for the first quarter of fiscal years 1999 and 1998, respectively, representing approximately 2 percent of license revenues for both periods.

          Cost of Services. Cost of services, which consists primarily of salaries and benefits for the Company's consulting and product support personnel, were $10.7 million and $3.9 million for the first quarter of fiscal years 1999 and 1998, respectively, representing 64 percent and 65 percent of total service revenues in each period. The increase in cost of services in absolute dollars was partially due to the hiring of additional consulting, education and support personnel in response to the increased demand for the Company's services. Additionally, support costs increased due to the costs associated with the expansion of customer support centers in Europe and Asia and costs to improve the Company's overall customer support infrastructure. In the future, management expects the cost of services as a percentage of total service revenue to range between 65 percent and 70 percent as the Company continues to build its support and service organization, although there can be no assurance that the Company will be able to maintain such percentages.

          Amortization of Certain Acquired Intangible Assets. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $3.2 million and $2.6 million for the first quarter of fiscal years 1999 and 1998, respectively. As a percentage of total revenues, amortization expense decreased from 9 percent in the first quarter of fiscal year 1998 to 6 percent in the first quarter of fiscal year 1999 as a result of the Company's higher total revenues. In the future, amortization expense associated with intangible assets acquired through April 30, 1998 (excluding amounts, if any, relating to the pending acquisition of TOP END enterprise middleware technology and product family from NCR) is expected to total approximately $2.7 million, $2.0 million and $1.4 million for the second, third and fourth quarter of fiscal year 1999, approximately $4.5 million for the fiscal year ending January 31, 2000 and approximately $2.0 million in aggregate through the fiscal year ending January 31, 2002.

OPERATING EXPENSES

          Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and expositions. Sales and marketing expenses were $25.0 million and $15.9 million for the first quarter of fiscal years 1999 and 1998, respectively, representing 44 percent and 52 percent of total consolidated revenues in each period. While decreasing as a percentage of total revenues, sales and marketing expenses increased in absolute dollars due to the expansion of the Company's direct sales force and an increase in marketing personnel and programs. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products and competitive position. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars while remaining constant as a percentage of total revenues, although there can be no assurance that total revenues will increase to maintain such percentage.

          Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. For the fiscal quarters ended April 30, 1998 and 1997, research and development expenses were $9.3 million and $5.1 million, respectively, representing 16 percent and 17 percent of total revenues in each period. The increase in research and development spending in absolute dollars was attributed to an increase in software development personnel and related expenses. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

          General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, information technology and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses were $5.0 million and $3.6 million for the first quarter of fiscal years 1999 and 1998, respectively, representing 9 percent and 12 percent of total revenues for each period. The increase in general and administrative expenses in absolute dollars was attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was due to the substantial increase in the Company's total revenues and economies of scale achieved in its administrative functions. Goodwill amortization totaled $201,000 and $57,000 in the first quarter of fiscal years 1999 and 1998, respectively. In the future, amortization of goodwill acquired prior to April 30, 1998 (excluding amounts, if any, relating to the pending acquisition of TOP END enterprise middleware technology and product family from NCR) is expected to total $201,000 for each of the remaining quarters in fiscal year 1999, approximately $804,000 for the fiscal year ending January 31, 2000 and approximately $468,000 in aggregate through the fiscal year endinged January 31, 2003. The Company anticipates that general and administrative expenses will continue to decrease as a percentage of total revenues, while increasing in absolute dollars in order to support the Company's anticipated growth.

          Acquisition-related Charges. Acquisition-related charges for the quarter ended April 30, 1998 consist of costs associated with the merger with Leader Group. For the quarter ended April 30, 1997, the Company incurred a $16.0 million charge associated with the write-off of acquired in-process research and development expenses relating to certain technologies and products purchased from Digital Equipment Corporation.

          Interest and Other, Net.   Expense.  Interest expense was
approximately $1.3 million in the first quarter of fiscal year 1999 and $2.0 million in the same period of the prior fiscal year, while interest income was $1.3 million in the quarter ended April 30, 1998 and not material in the same period of the prior fiscal year. The decrease in interest expense was due to a lower average amount of outstanding borrowings in the first quarter of fiscal year 1999 compared to the prior year. Interest income increased due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's initial public offering and follow-on offering of its common stock in fiscal year 1998.

          Provision for Income Taxes. The Company recorded an income tax provision of $623,000 and $572,000 in the first quarter of fiscal years 1999 and 1998, respectively. The tax provision in the first quarter of fiscal year 1999 was primarily due to the Company's transition to profitable operations, after giving consideration to federal and state net operating loss carryforwards. The tax provision in the first quarter of fiscal year 1998 was primarily due to the generation of taxable income and withholding taxes payable in certain foreign jurisdictions.

          The Company anticipates its fiscal year 1999 effective tax rate to be approximately 30 percent. This rate is lower than the statutory U.S. federal rate due primarily to the benefit of net operating losses and tax credit carryovers. This rate could change based on a change in the estimated amount or geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the Company's fiscal year 1999 earnings, changes in U.S. tax law and the tax effect of future acquisitions, including the pending acquisition of the TOP END enterprise middleware technology and product family from NCR.

LIQUIDITY AND CAPITAL RESOURCES

          At April 30, 1998, cash, cash equivalents and short-term investments totaled $97.3 million as compared to $98.4 million at January 31, 1998, a decrease of $1.1 million. While the Company generated approximately $3.6 million of cash from operations, cash was used to repay portions of the Company's outstanding notes payable and capital lease obligations and as partial consideration to acquire certain assets of Penta, a distributor of BEA products in Korea. Working capital totaled $57.8 million at April 30, 1998, as compared to $56.5 million at January 31, 1998.

          At April 30, 1998, the Company's outstanding short and long-term debt obligations were $41.5 million, representing a decrease of $3.4 million from $44.9 million at January 31, 1998. At April 30, 1998, the Company's outstanding debt obligations consist principally of $35.3 million ($38.7 million at January 31, 1998) due to Novell, Inc. in connection with the acquisition of TUXEDO.

          In addition to the Company's outstanding debt obligations, the Company has outstanding lease commitments for facilities. In December 1997, the Company entered into a ten-year lease agreement for approximately 224,000 square feet of office space in San Jose, California to house the Company's corporate headquarters, sales, marketing and research personnel. The Company expects to occupy this space in the late summer or fall of 1998. Initially, the Company intends to temporarily sublease approximately 100,000 square feet.

          In May 1998, the Company announced the purchase of the TOP END enterprise middleware technology and product family from NCR for cash of approximately $93 million, payable on closing.

          On June 12, 1998, the Company completed the sale of $200 million of its 4% Convertible Subordinated Notes due June 15, 2005 in an offering to qualified institutional investors. The Company granted the initial purchasers of such Notes a 30-day option to purchase an additional $50 million of notes to cover over-allotments, if any. The Notes are convertible into the Company's common stock at any time on or after the 90th day following June 8, 1998 and prior to the close of business on the maturity date unless previously redeemed or repurchased, at a conversion price of approximately $26.41 per share. On or after June 20, 2001, the Notes will be redeemable at the option of the Company, subject to certain limitations.

          In addition to normal operating expenses, cash requirements are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, payment of outstanding debt obligations and the acquisition of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments, borrowing from the Notes, and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1999. However, the Company intends to make additional acquisitions and may need to raise additional capital through future debt or equity financings to the extent necessary to fund any such acquisitions. There can be no assurance that additional financings will be available, if at all, or on terms favorable to the Company.

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

Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

          The Company was incorporated in January 1995 and, accordingly, has a limited operating history upon which an evaluation of the Company and its prospects can be based. Revenues generated by the Company to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from fees for related services. Since its inception, the Company has acquired a number of businesses, technologies and products. Prior to the consummation of these acquisitions, the Company had no revenues and limited business activities. Accordingly, the Company is subject to the risks inherent both in the operation of a business with a limited operative history and the integration of a number of separate and independent business operations and there can be no assurance that the Company will be able to address these risks successfully. Although the Company has experienced recent substantial revenue growth and has been profitable for each of the two previous quarters ended January 31, 1998 and April 30, 1998, the Company has incurred significant net losses including losses of approximately $22.0 million and $88.7 million for the fiscal years ended January 31, 1998 and 1997, respectively. At April 30, 1998, the Company had an accumulated deficit of approximately $127.9 million. In addition, in connection with certain acquisitions completed prior to April 30, 1998, the Company recorded approximately $129.0 million as intangible assets, approximately $114.4 million of which has already been amortized and approximately $14.6 million of which is expected to be amortized in future periods through the Company's fiscal year ending January 31, 2003. The amount of such intangible assets to be expensed to cost of revenues and general and administrative expense in future periods, for intangible assets acquired prior to April 30, 1998 (excluding amounts, if any, relating to the pending acquisition of TOP END enterprise middleware technology and product family from NCR), is expected to be $10.1 million and $5.3 million in the fiscal years ending January 31, 1999 and 2000, respectively. In May 1998, the Company entered into an agreement to acquire the TOP END enterprise middleware technology product family from NCR, which is expected to be completed in June 1998. If consummated, this acquisition will result in significant additional amortization of intangible assets and a potentially significant one-time expense for acquired in-process research and development, the amounts of which are not yet determinable. To the extent the Company makes additional acquisitions of businesses, products and technologies in the future, the Company may report additional, potentially significant, expenses related thereto. To the extent future events result in the impairment of any capitalized intangible assets, amortization expenses may occur sooner than the Company expects. For the foregoing reasons, there can be no assurance that the Company will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

Potential Fluctuations in Quarterly Operating Results

          The Company expects that it will experience significant fluctuations in future quarterly operating results as a result of many factors, including, among others: the size and timing of customer orders, introduction or enhancement of products by the Company or its competitors, market acceptance of middleware products, the lengthy sales cycle for the Company's products, technological changes in computer systems and environments, the structure and timing of future acquisitions of businesses, products and technologies, including the acquisition of the TOP END enterprise middleware technology product family from NCR, the impact and duration of deteriorating economic and political conditions in Asia and related declines in Asian currency values, general economic conditions which can affect customers' capital investment levels, the ability of the Company to develop, introduce and market new products on a timely basis, changes in the Company's or its competitors' pricing policies, customer order deferrals in anticipation of future new products and product enhancements, the Company's success in expanding its sales and marketing programs, mix of products and services sold, mix of distribution channels, ability to meet the service requirements of its customers, costs associated with acquisitions, including the acquisition of the TOP END enterprise middleware technology product family from NCR, the terms and timing of financing activities, loss of key personnel and fluctuations in other foreign currency exchange rates and interpretations of the recently introduced statement of position on software revenue recognition. As a result of all of these factors, the Company believes that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Past and Future Acquisitions; Risks Associated with Pending Acquisition

          From its inception in January 1995, the Company has made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. In addition, in connection with certain of its acquisitions, the Company is required to make certain future payments. Any failure to make such payments or otherwise perform continuing obligations relative to these acquisitions would result in the loss of certain of its rights in the acquired businesses or products and would have a material adverse effect on the Company's business, operating results and financial condition. Most recently, the Company acquired Leader Group and Penta in the quarter ended April 30, 1998 and expects to consummate the Pending Acquisition (discussed below) in June 1998. The Company intends to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including an inability to successfully assimilate acquired operations and products, an inability to retain key employees of the acquired operations, diversion of management's attention, and difficulties and uncertainties in transitioning the key business relationships from the acquired entity to the Company. In addition, future acquisitions by the Company may result in the issuance of dilutive securities, the assumption or incurrence of debt obligations, large one-time expenses and the creation of intangible assets that result in significant future amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

          In May 1998, the Company entered into an Asset Purchase Agreement with NCR to purchase NCR's TOP END enterprise middleware technology product family for approximately $93 million in cash (the "Pending Acquisition"). The Company has been notified of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and anticipates closing the transaction in June 1998.

          The Pending Acquisition is subject to a number of risks that could adversely affect the Company's ability to achieve the anticipated benefits of the Pending Acquisition. These risks may be exacerbated by the fact that the TOP END operations and personnel are located in San Diego, California, where the Company does not currently have any material operations. The need to focus management's attention on establishing relationships with, and procedures for communicating with, TOP END employees may reduce the ability of the Company to successfully pursue other opportunities for a period of time. The departure of key TOP END employees or significant numbers of other TOP END employees could have a material adverse effect on the Company. The Company may face difficulties in retaining TOP END customers, and customers' uncertainties as to the Company's plans and abilities to support both the TOP END products and BEA TUXEDO after the acquisition could adversely affect the Company's ability to retain these customers, which could have a material adverse effect on the Company. The Pending Acquisition will also result in a potentially significant write-off related to in-process research and development at the time of closing the acquisition and substantial ongoing amortization expenses, the amounts of which are not yet determinable, which will have a negative impact on the Company's future operating results. See "Summary-Recent Events."

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

Lengthy Sales Cycle

          The Company's products are typically used to integrate large, sophisticated applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's implementation of a distributed computing environment. Customers evaluating the Company's software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for the Company's products is lengthy and is subject to delays or cancellation over which the Company has little or no control. To the extent the revenue size of license transactions increases, customer evaluations and procurement processes are expect to lengthen the overall sales cycle. The Company believes its sales cycles can be affected by general economic conditions which impact customers' capital investment decisions. Any significant change in the Company's sales cycle could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Competition

          The market for middleware software and related services is highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the middleware software marketplace. These competitors include system and database vendors such as IBM and database vendors such as Oracle, which offer their own middleware functionality for use with their proprietary systems. Microsoft has released a product that includes certain middleware functionality and has demonstrated and announced that it intends to include this functionality in the future versions of its Windows NT operating system. In addition, there are companies offering and developing middleware and integration software products and related services that directly compete with products offered by the Company. Further, the software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs messaging and other basic middleware functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those offered by the Company. A number of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company.

          The Company's principal competitors currently include hardware vendors who bundle their own middleware software products with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor who offers a line of middleware and database solutions for its customers. The bundling of middleware functionality in IBM proprietary hardware and database systems requires the Company to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise middleware functionality with its proprietary hardware and database systems. The Company needs to differentiate its products based on functionality, interoperability with non-IBM systems, performance and reliability and establish its products as more effective solutions to customers' needs. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to the Company's enterprise middleware solutions. There can be no assurance that the Company will compete successfully with hardware, database, or other vendors, or that the products offered by such vendors will not achieve greater market acceptance than the Company's products.

          Microsoft has demonstrated certain middleware functionality and announced that it intends to include this functionality in future versions of its Windows NT operating system. Microsoft has also introduced a product that includes certain middleware functionality. The bundling of middleware functionality in Windows NT will require the Company to compete with Microsoft in the Windows NT marketplace, where Microsoft will have certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, its substantial installed base and the integration of its middleware functionality with Windows NT. If Microsoft successfully incorporates middleware software products into Windows NT or separately offers middleware applications, the Company will need to differentiate its products based on functionality, interoperability with non-Microsoft platforms, performance and reliability and establish its products as more effective solutions to customers' needs. There can be no assurance that the Company will be able to successfully differentiate its products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect the Company's business, operating results and financial condition.

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

International Operations

          International revenues accounted for 55 percent and 51 percent of consolidated revenues in the quarter ended April 30, 1998 and the quarter ended April 30, 1997, respectively. The Company sells its products and services through a network of branches and subsidiaries located in 24 countries worldwide. In addition, the Company also markets through distributors in Europe and the Asia/Pacific region. Management believes that its success depends upon continued expansion of its international operations. The Company's international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. The Company's international revenues may also be impacted by general economic and political conditions in these foreign markets. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that have led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of the Company's Asian customers, which in turn has resulted in the delay of orders for the Company's products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. As a result of such delays, the Company's revenues from Asia for the quarter ended April 30, 1998 comprised a lower percentage of total revenues than the Company has historically experienced. The Company anticipates that its financial results will continue to be adversely impacted by the weak Asian economic conditions. The extent of the future impact of these conditions is difficult to predict. There can be no assurances that these factors and other factors will not have a material adverse effect on the Company's future international revenues and consequently on the Company's business and consolidated financial condition and results of operations.

Management of Growth

          The Company currently is continuing to experience a period of rapid and substantial growth that has placed, and is expected to continue to place, a strain on the Company's administrative and operational infrastructure. The number of Company employees has increased from 120 employees in three offices in the United States at January 31, 1996 to over 950 employees in 50 offices in 24 countries at April 30, 1998. The Company's ability to manage its staff and growth effectively will require continued improvement in its operational, financial and management controls, reporting systems and procedures. In this regard, the Company is currently updating its management information systems to integrate financial and other reporting among the Company's multiple domestic and foreign offices. In addition, the Company intends to continue to increase its staff worldwide and to continue to improve financial reporting and controls for the Company's global operations. There can be no assurance that the Company will be able to successfully implement improvements to its management information and control systems in an efficient or timely manner or that, during the course of this implementation, deficiencies in existing systems and controls will be discovered. If management of the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

Dependence on Growth of Market for Middleware

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

Dependence on Key Personnel and Need to Hire Additional Personnel

          The Company believes its future success will depend upon its ability to attract and retain highly skilled personnel including the Company's founders, Messrs. William T. Coleman III, Edward W. Scott, Jr., Alfred S. Chuang and key members of management. Competition for such personnel is intense and there can be no assurance that the Company will be able to retain its key employees or that it will be successful in attracting, assimilating and retaining them in the future. As the Company seeks to expand its global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on the Company's business, results of operations and financial condition.

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

          The Company relies on informal relationships with a number of consulting and systems integration firms to enhance its sales, support, service and marketing efforts, particularly with respect to implementation and support of its products as well as lead generation and assistance in the sale process. The Company will need to expand its relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with the Company's principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of the Company's customers, that the Company will be able to maintain an effective, long term relationship with such third parties, or that such third parties will continue to meet the needs of the Company's customers.

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

Dependence on Proprietary Technology; Risk of Infringement

          The Company's success depends upon its proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents or that such patents will provide a competitive advantage to the Company.

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

          The Company does not believe that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

Control by Management and Current Stockholders

          As of April 30, 1998, the Company's officers and directors and their affiliates, in the aggregate, had voting control over approximately 62 percent of the Company's voting common stock. In particular, Warburg, Pincus Ventures, L.P. ("Warburg") had voting control over approximately 49 percent of the Company's voting common stock and beneficially owned approximately 64 percent of the Company's common stock (which includes the non-voting Class B common stock owned by Warburg). As a result, these stockholders will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

Significant Leverage; Debt Service

          In connection with the sale of 4% Convertible Subordinated Notes, the Company incurred $200 million indebtedness and granted the initial purchasers of such Notes a 30-day option to purchase an additional $50 million of notes to cover over-allotments, if any. As a result of this indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

          The Company will require substantial amounts of cash to fund scheduled payments of interests on the Notes, payment of the principal amount of the Notes, payment of principal and interest on the Company's other indebtedness, future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations, there can be no assurance that it will be able to obtain alternative financing. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements may be adversely affected. If the Company does not generate sufficient increases in cash flow from operations to repay the Notes at maturity, it could attempt to refinance the Notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to the Company, if at all. Any failure by the Company to satisfy its obligations with respect to the Notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the Indenture and could cause a default under agreements governing other indebtedness, if any, of the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

Foreign Currency Forward Contracts

          The Company has a program to minimize the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian countries, principally U.K., France, Germany, Finland, Sweden, Switzerland, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Each month the Company marks to market the foreign exchange contracts based on the change in the foreign exchange rates with any resulting gain or losses recorded in the interest and other expense.

          The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred.

PART II.             OTHER INFORMATION
--------------------------------------

ITEM 5.     OTHER INFORMATION.

          On June 12, 1998, the Company completed the sale of $200 million of its 4% Convertible Subordinated Notes (the "Notes") due June 15, 2005 in an offering to qualified institutional investors. The Company granted the initial purchasers a 30-day option to purchase an additional $50 million of notes to cover over-allotments, if any. The Notes are subordinated to all existing and future senior indebtedness of the Company and are convertible into common stock of the Company at a conversion price of approximately $26.41 per share. The Company has agreed to file a shelf registration statement with respect to the Notes and the common stock issuable upon conversion thereof within 90 days after the date of original issuance of the Notes. The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 20, 2001, in cash plus accrued interest through the redemption date, if any, subject to certain events.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     The following exhibits are filed by attachment to this Form 10-Q:

     Exhibit   Description
     -------   -----------
      27.1     Financial Data Schedule
      27.2     Financial Data Schedule
      27.3     Financial Data Schedule
      27.4     Financial Data Schedule
      99.1     Press release dated June 9, 1998

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 1998.


SIGNATURES


Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:  June 15, 1998

                              BEA SYSTEMS, INC.
                              (Registrant)


                              /s/ WILLIAM T. COLEMAN III
                              --------------------------------------
                              William T. Coleman III
                              President, Chief Executive Officer and
                              Chairman of the Board

                              /s/ STEVE L. BROWN
                              --------------------------------------
                              Steve L. Brown
                              Executive Vice President and
                              Chief Financial Officer
                              (Principal Financial and Chief Accounting Officer)