Form 10-Q/A
period 1998-04-30
BEA SYSTEMS INC
filed 1998-09-10
CIK 1031798

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                  FORM 10-Q/A

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934 For the quarterly period ended April 30, 1998

                                       OR

   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
--
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


                            2315 North First Street
                          San Jose, California 95131
                   (Address of principal executive offices)

                                (408) 570-8000
             (Registrant's telephone number, including area code)


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

                               BEA SYSTEMS, INC.

                               EXPLANATORY NOTE

The Registrant's quarterly report on Form 10-Q for the three month period ended April 30, 1998 has been amended to include the results of operations, financial position and cash flows for the Leader Group, Inc. See Note 1 and Note 4 to the Notes to Condensed Consolidated Financial Statements.



                                      INDEX

                                    PART I.  FINANCIAL INFORMATION
Item 1.             Financial Statements:                                             Page No.
                                                                                      --------
                    Condensed Consolidated Statements of Operations
                       Three months ended April 30, 1998 and 1997....................      3

                    Condensed Consolidated Balance Sheets
                       April 30, 1998 and January 31, 1998...........................      4

                    Condensed Consolidated Statements of Cash Flows Three months
                       ended April 30, 1998 and 1997.................................      5

                    Notes to Condensed Consolidated Financial Statements.............      6

Item 2.             Management's Discussion and Analysis of Financial Condition
                       And Results of Operations ....................................     10

Item 3.             Quantitative and Qualitative Disclosure about Market Risks.......     22


                           PART II. OTHER INFORMATION

Item 5.             Other Information................................................     23

Item 6.             Exhibits and Reports on Form 8-K.................................     23

                    Signatures.......................................................     23

                             PART I. FINANCIAL INFORMATION

 ITEM I.   FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                               Three months ended
                                                                                                    April 30,
                                                                                        ---------------------------------
                                                                                            1998                 1997
                                                                                        ------------         ------------
 Revenues:
   License fees                                                                            $ 39,741             $ 24,478
   Services                                                                                  17,709                6,968
                                                                                        ------------         ------------
      Total revenues                                                                         57,450               31,446

 Cost of revenues:
   Cost of license fees                                                                         775                  578
   Cost of services                                                                          11,113                4,498
   Amortization of certain acquired intangible assets                                         3,182                2,603
                                                                                        ------------         ------------
      Total cost of revenues                                                                 15,070                7,679
                                                                                        ------------         ------------
 Gross margin                                                                                42,380               23,767

 Operating expenses:
   Sales and marketing                                                                       25,299               15,980
   Research and development                                                                   9,268                5,143
   General and administrative                                                                 5,341                3,664
   Acquisition-related charges                                                                  491               16,000
                                                                                        ------------         ------------
      Total operating expenses                                                               40,399               40,787
                                                                                        ------------         ------------
 Income (loss) from operations                                                                1,981              (17,020)

 Interest and other, net                                                                        214               (2,477)
                                                                                        ------------         ------------
 Income (loss) before provision for income taxes                                              2,195              (19,497)

 Provision for income taxes                                                                     623                  572
                                                                                        ------------         ------------
 Net income (loss)                                                                      $     1,572          $   (20,069)
                                                                                        ============         ============

 Net income (loss) per share:
   Basic                                                                                $      0.02          $     (0.97)
                                                                                        ============         ============
   Diluted                                                                              $      0.02          $     (0.97)
                                                                                        ============         ============
   Pro forma                                                                                                 $     (0.39)
                                                                                                             ============

Shares used in computing:
   Basic net income (loss) per share                                                         66,005               20,884
                                                                                        ============         ============
   Diluted net income (loss) per share                                                       72,145               20,884
                                                                                        ============         ============
   Pro forma net income (loss) per share                                                                          51,271
                                                                                                             ============

                            See accompanying notes.

                               BEA SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   April 30, 1998           January 31, 1998
                                                                                  -----------------         -----------------
                                                                                    (Unaudited)
                                    ASSETS

 Current assets:
   Cash and cash equivalents                                                      $         92,521          $         90,651
   Short-term investments                                                                    4,759                     8,708
   Accounts receivable, net                                                                 52,441                    47,422
   Other current assets                                                                      4,369                     2,970
                                                                                  -----------------         -----------------
         Total current assets                                                              154,090                   149,751

 Computer equipment, furniture and leasehold improvements, net                               8,136                     7,845
 Acquired intangible assets, net                                                            14,631                    12,315
 Other assets                                                                                5,365                     2,905
                                                                                  =================         =================
         Total assets                                                             $        182,222          $        172,816
                                                                                  =================         =================


                     LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
   Borrowing under lines of credit                                                $          2,843          $          1,879
   Accounts payable                                                                          7,337                     5,040
   Accrued payroll and related liabilities                                                  14,956                    14,590
   Accrued liabilities                                                                      12,261                    10,841
   Accrued income taxes                                                                      2,909                     2,741
   Deferred revenues                                                                        17,946                    14,639
   Current portion of notes payable and capital lease obligations                           38,037                    42,301
                                                                                  -----------------         -----------------
         Total current liabilities                                                          96,289                    92,031

 Notes payable and capital lease obligations                                                   595                       691

 Stockholders' equity:
   Common stock                                                                                 66                        66
   Additional paid-in capital                                                              214,755                   210,253
   Accumulated deficit                                                                    (127,928)                 (128,508)
   Notes receivable from shareholders                                                         (544)                     (544)
   Deferred compensation                                                                      (540)                     (601)
   Accumulated other comprehensive loss                                                       (471)                     (572)
                                                                                  -----------------         -----------------
         Total stockholders' equity                                                         85,338                    80,094
                                                                                  -----------------         -----------------
         Total liabilities and stockholders' equity                               $        182,222          $        172,816
                                                                                  =================         =================

                            See accompanying notes.

                                BEA SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                          Three months ended
                                                                                              April 30,
                                                                                   ---------------------------------
                                                                                       1998                1997
                                                                                   ------------        -------------
 Operating activities:
       Net income (loss)                                                           $     1,572         $    (20,069)
       Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
              Depreciation                                                                 569                  590
              Amortization of deferred compensation                                         61                   61
              Amortization of acquired intangible assets and certain
                 acquisition-related charges                                             3,383               18,660
              Changes in operating assets and liabilities, net of
                 business combinations                                                  (2,143)              (4,898)
              Other                                                                        (30)                 255
                                                                                   ------------        -------------

 Net cash provided by (used in) operating activities                                     3,412               (5,401)
                                                                                   ------------        -------------

 Investing activities:
       Purchase of computer equipment, furniture and
           leasehold improvements                                                         (857)                 (99)
       Payments for business combinations, net of cash acquired                         (1,575)                   -
       Net sales of available-for-sale short-term investments                            3,949                    -
                                                                                   ------------        -------------

 Net cash provided by (used in) investing activities                                     1,517                  (99)
                                                                                   ------------        -------------

 Financing activities:
       Net borrowings (payments) under lines of credit                                     964               (4,595)
       Net payments on notes payable and capital lease obligations                      (4,400)             (12,514)
       Proceeds from issuance of common stock, net                                         276               25,709
                                                                                   ------------        -------------

 Net cash provided by (used in) financing activities                                    (3,160)               8,600
                                                                                   ------------        -------------

 Net increase in cash and cash equivalents                                               1,769                3,100

 Cumulative foreign currency translation adjustment                                        101                  137

 Cash and cash equivalents at beginning of quarter                                      90,651                3,856
                                                                                   ------------        -------------

 Cash and cash equivalents at end of quarter                                       $    92,521         $      7,093
                                                                                   ============        =============

See Notes 1 and 4 for supplemental information of noncash investing activity relating to the Merger with the Leader Group, Inc.

                            See accompanying notes.

                               BEA SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

      The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operations contained in BEA Systems, Inc.'s ("BEA" or the "Company") Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 and the supplemental consolidated financial statements and notes thereto, contained in the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on September 10, 1998, reflecting the merger with the Leader Group, Inc. ("Leader Group"). The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

      The consolidated balance sheet at January 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      As described in Note 4, on April 30, 1998, the Company acquired all of the outstanding shares of Leader Group in a transaction accounted for as a pooling of interests. The Company's financial statements have been recast to include the results of operations, financial position and cash flows of Leader Group for the periods presented. In connection with the transaction, the Company incurred approximately $ 491,000 in merger-related expenses consisting primarily of legal and other professional fees in the first quarter ended April 30, 1998.

      The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow
(in thousands):

                                                                         Three months ended April 30,
                                                                           1998              1997
                                                                       -------------     -------------
       Total revenues:
          BEA Systems, Inc.                                             $     56,343      $     30,389
          Leader Group, Inc.                                                   1,107             1,057
                                                                       -------------     -------------
            Combined                                                    $     57,450      $     31,446
                                                                       =============     =============
       Net income (loss):
          BEA Systems, Inc.                                             $      1,455      $    (20,371)
          Leader Group, Inc.                                                     117               302
                                                                       -------------     -------------
            Combined                                                    $      1,572      $    (20,069)
                                                                       =============     =============

      As required by generally accepted accounting principles, the effect of transactions between the Company and Leader Group prior to the combination have been eliminated.

Note 2.  Earnings Per Share

      The Company adopted Statement of Financial Accounting Standard No. 128 ("FAS 128"), "Earnings per Share," in the fourth quarter of the fiscal year ended January 31, 1998. As a result, the Company has changed the method used to compute net earnings per share and has restated net earnings per share for all prior periods as required by FAS 128. The adoption of FAS 128 did not have a material impact on the Company's consolidated results of operations. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

                                                                        Three months ended April 30,
                                                                           1998              1997
                                                                       -------------     -------------
       Numerator:
         Net income (loss)                                              $    1,572       $   (20,069)
         Effect of Series B redeemable convertible
           preferred stock dividends                                             -              (268)
                                                                       -------------     -------------
         Net income (loss) available to common stockholders
           for basic earnings (loss) per share                          $    1,572       $   (20,337)
                                                                       =============     =============

       Denominator:
         Weighted average shares - Basic                                     66,005           20,884
         Dilutive effect of outstanding stock options                         6,140                -
                                                                       -------------     -------------
         Weighted average shares - Diluted                                   72,145           20,884
                                                                       =============     =============

       Basic net income (loss) per share                               $       0.02      $     (0.97)
                                                                       =============     =============
       Diluted net income (loss) per share                             $       0.02      $     (0.97)
                                                                       =============     =============

      For the quarter ended April 30, 1997, the pro forma net loss per share assuming conversion of preferred stock and convertible line of credit on an as-converted basis as of the date of issuance is as follows:



       Numerator:
         Net loss                                                                          $ (20,069)
                                                                                         =============

       Denominator:
         Weighted average shares                                                              20,884
         Dilutive effect of conversion of preferred stock and convertible line of credit      30,387

                                                                                         -------------
                                                                                              51,271
                                                                                         =============

       Pro forma net loss per share                                                       $    (0.39)
                                                                                         =============

Note 3.  Comprehensive Income

      Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 requires the reporting of comprehensive income (loss) and its components and requires foreign currency translation adjustment and unrealized gains or losses on the Company's available-for-sale investments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the requirements of FAS 130.

      The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                         Three Months Ended April 30,
                                                                            1998              1997
                                                                        -------------    ---------------
       Net income (loss)                                                  $  1,572        $  (20,069)
       Foreign currency translation adjustment                                  71                96
       Change in unrealized gain (loss)
          on available-for-sale investments                                    (21)                -
                                                                        -------------    ---------------
       Comprehensive income (loss)                                        $  1,622        $  (19,973)
                                                                        =============    ===============

Note 4.  Acquisitions

      In March 1998, the Company acquired certain assets of Penta Systems Technology, Inc. ("Penta"), a distributor of BEA TUXEDO in Korea. The purchase price of the transaction was approximately $5.7 million, paid with a combination of cash and common stock. The Company has accounted for the acquisition using the purchase method.

      On April 30, 1998, the Company issued 560,704 shares of its common stock for all outstanding stock of Leader Group, a Denver-based private company specializing in consulting solutions for the development, deployment and delivery of mission-critical distributed object applications. The transaction was valued at approximately $14.5 million and has been accounted for using the pooling of interests method. The Company's consolidated results of operations for prior periods have been recast to reflect the pooling of interests with the Leader Group.

Note 5.  Notes Payable and Capital Lease Obligations

      Notes payable and capital lease obligations consist of the following (in thousands):

                                                                          April 30,        January 31,
                                                                            1998              1998
                                                                        --------------    --------------
       Note payable to Novell, Inc.                                      $   35,337        $   38,734
       Other notes payable                                                    2,321             3,162
       Capital lease obligations                                                974             1,096
                                                                        --------------    --------------
                                                                             38,632            42,992
       Less amounts due within one year                                     (38,037)          (42,301)
                                                                        --------------    --------------
       Notes payable and capital lease obligations due after one year    $      595        $      691
                                                                        ==============    ==============

Note 6.  Subsequent Events

      In June 1998, the Company completed the acquisition of the TOP END product line from NCR Corporation ("NCR") for approximately $92.4 million in cash. The transaction was accounted for as a purchase of assets and the Company will record a one-time charge of $38.3 million for acquired in-process research and development in its second quarter ended July 31, 1998.

      On June 12, 1998, the Company completed the sale of $200 million of its 4% Convertible Subordinated Notes (the "Notes") due June 15, 2005 in an offering to qualified institutional investors. On July 7, 1998, initial purchasers exercised an option to purchase an additional $50 million to cover over-allotments. The Notes are subordinated to all existing and future senior indebtedness of the Company and are convertible into common stock of the Company at a conversion price of approximately $26.41 per share. The Company has agreed to file a shelf registration statement with respect to the Notes and the common stock issuable upon conversion thereof within 90 days after the date of original issuance of the Notes. The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 20, 2001, in cash plus accrued interest through the redemption date, if any, subject to certain events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion of the financial condition and results of operations of BEA Systems, Inc. should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998 and the Company's audited supplemental consolidated financial statements and notes thereto included in the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on September 10, 1998. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding beliefs, plans, expectations or intentions regarding the future. All forward-looking statements included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading "Factors That May Impact Future Operating Results."

         All financial information for dates and periods prior to the merger with the Leader Group, Inc. ("Leader Group") have been recast to reflect the combined operations of the Company and Leader Group.

Results of Operations

Revenues

      The Company's consolidated revenues for the quarter ended April 30, 1998 were $57.5 million, which represented an 83 percent increase from the same quarter of the prior fiscal year of $31.4 million. The increase in revenues was due to continued customer acceptance of the Company's middleware products as well as an increase in related consulting, education and support services. The Company experienced revenue increases from customers in the Americas and Europe, with the European region experiencing particularly strong performance. Revenues from the Asia/Pacific region for the quarter ended April 30, 1998 comprised a lower percentage of total revenues than the Company had historically experienced due to economic, banking and currency difficulties in that region, which resulted in the delay of orders for the Company's products from certain Asian customers and is likely to result in further delays and possibly the cancellation, of such orders. The Company anticipates that its financial results will continue to be adversely impacted by weak Asian economic conditions.

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

      License Revenues. Consolidated license revenues in the quarter ended April 30, 1998 were $39.7 million, which represented a 62 percent increase from $24.5 million in the same period of the prior fiscal year. The increase was mainly due to continued customer acceptance of and increase in market awareness for the Company's products, expansion of the Company's direct sales force and the development of indirect sales channels, such as value added resellers and distributors. License revenues represented 69 percent and 78 percent of total revenues in the first quarter of fiscal years 1999 and 1998, respectively. The decrease in license revenues as a percentage of total revenues was primarily due to the substantial increase in service revenues as a result of the Company's increased focus on its service offerings.

      Service Revenues. For the quarter ended April 30, 1998, service revenues were $17.7 million, an increase of 154 percent from $7.0 million in the same period of the prior fiscal year. Service revenues represented 31 percent and 22 percent of total revenues in the first quarter of fiscal years 1999 and 1998, respectively. The increase in service revenues was due to an increase in consulting, education and support services offered by the Company and an increase in the number of support and services personnel.

Cost of Revenues

      Consolidated cost of revenues in the quarter ended April 30, 1998 was $15.1 million as compared to $7.7 million for the same period in the prior fiscal year, an increase of 96 percent. As a percent of total revenue, total cost of revenues increased from 24 percent in the first quarter ended April 30, 1997 to 26 percent in the quarter ended April 30, 1998. This percentage increase was primarily the result of the increase in services as a percentage of total revenues and the fact that the cost of revenues for such services is substantially higher than the cost of revenues for licenses.

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

      Cost of Services. Cost of services, which consists primarily of salaries and benefits for the Company's consulting and product support personnel, were $11.1 million and $4.5 million for the first quarter of fiscal years 1999 and 1998, respectively, representing 63 percent and 65 percent of total service revenues in each period. The increase in cost of services in absolute dollars was partially due to the hiring of additional consulting, education and support personnel in response to the increased demand for the Company's services. Additionally, support costs increased due to the costs associated with expansion of customer support centers in Europe and Asia and costs to improve the Company's overall customer support infrastructure. In the future, management expects the cost of services as a percentage of total service revenue to range between 65 percent and 70 percent as the Company continues to build its support and service organization, although there can be no assurance that the Company will be able to maintain such percentages.

      Amortization of Certain Acquired Intangible Assets. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $3.2 million and $2.6 million for the first quarter of fiscal years 1999 and 1998, respectively. As a percentage of total revenues, amortization expense decreased from 8 percent in the first quarter of fiscal year 1998 to 6 percent in the first quarter of fiscal year 1999 as a result of the Company's higher total revenues. In the future, amortization expense associated with intangible assets acquired through April 30, 1998 (excluding amounts, relating to the acquisition of TOP END enterprise middleware technology and product family from NCR) is expected to total approximately $2.7 million, $2.0 million and $1.4 million for the second, third and fourth quarter of fiscal year 1999, approximately $4.5 million for the fiscal year ending January 31, 2000 and approximately $2.0 million in aggregate through the fiscal year ending January 31, 2002.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses include salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and expositions. Sales and marketing expenses were $25.3 million and $16.0 million for the first quarter of fiscal years 1999 and 1998, respectively, representing 44 percent and 51 percent of total consolidated revenues in each period. While decreasing as a percentage of total revenues, sales and marketing expenses increased in absolute dollars due to the expansion of the Company's direct sales force and an increase in marketing personnel and programs. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products and competitive position. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars while remaining constant as a percentage of total revenues, although there can be no assurance that total revenues will increase to maintain such percentage.

      Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. For the fiscal quarters ended April 30, 1998 and 1997, research and development expenses were $9.3 million and $5.1 million, respectively, representing 16 percent of total revenues in each period. The increase in research and development spending in absolute dollars was attributed to an increase in software development personnel and related expenses. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

      General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, information technology and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses were $5.3 million and $3.7 million for the first quarter of fiscal years 1999 and 1998, respectively, representing 9 percent and 12 percent of total revenues for each period. The increase in general and administrative expenses in absolute dollars was attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was due to the substantial increase in the Company's total revenues and economies of scale achieved in its administrative functions. Goodwill amortization totaled $201,000 and $57,000 in the first quarter of fiscal years 1999 and 1998, respectively. In the future, amortization of goodwill acquired prior to April 30, 1998 (excluding amounts relating to the acquisition of TOP END enterprise middleware technology and product family from
NCR) is expected to total $201,000 for each of the remaining quarters in fiscal year 1999, approximately $804,000 for the fiscal year ending January 31, 2000 and approximately $468,000 in aggregate through the fiscal year ending January 31, 2003. The Company anticipates that general and administrative expenses will continue to decrease as a percentage of total revenues, while increasing in absolute dollars in order to support the Company's anticipated growth.

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

      Provision for Income Taxes. The Company recorded an income tax provision of $623,000 and $572,000 in the first quarter of fiscal years 1999 and 1998, respectively. The tax provision in the first quarter of fiscal year 1999 was primarily due to the Company's transition to profitable operations, after giving consideration to federal and state net operating loss carryforwards. The tax provision for the three months ended April 30, 1997 primarily resulted from taxable income and withholding taxes payable in certain foreign jurisdictions.

      The Company's effective income tax rate for fiscal year 1999 will be impacted by the acquisition of assets from NCR, as well as he benefit of net operating losses and tax credit carryovers. The effective income tax rate could fluctuate based on a change in the estimated amount or geographic mix of the Company's earnings, the amount of permanent reinvestment offshore of a portion of the Company's fiscal year 1999 earnings, changes in U.S. tax law and the tax effect of future acquisitions, including the acquisition of the TOP END enterprise middleware technology and product family from NCR.

Liquidity and Capital Resources

      At April 30, 1998, cash, cash equivalents and short-term investments totaled $97.3 million as compared to $99.4 million at January 31, 1998, a decrease of $2.1 million. While the Company generated approximately $3.4 million of cash from operations, cash was used to repay portions of the Company's outstanding notes payable and capital lease obligations and as partial consideration to acquire certain assets of Penta, a distributor of BEA products in Korea. Working capital totaled $57.8 million at April 30, 1998, as compared to $57.7 million at January 31, 1998.

      At April 30, 1998, the Company's outstanding short and long-term debt obligations were $41.5 million, representing a decrease of $3.4 million from $44.9 million at January 31, 1998. At April 30, 1998, the Company's outstanding debt obligations consist principally of $35.3 million ($38.7 million at January 31, 1998) due to Novell, Inc. in connection with the acquisition of TUXEDO.

      In addition to the Company's outstanding debt obligations, the Company has outstanding lease commitments for facilities. In December 1997, the Company entered into a ten-year lease agreement for approximately 225,000 square feet of office space in San Jose, California to house the Company's corporate headquarters, sales, marketing and research personnel. The Company occupied the facility at the end of August 1998. Initially, the Company intends to temporarily sublease as much as 100,000 square feet.

      In June 1998, the Company completed an acquisition of the TOP END product line from NCR for approximately $92.4 million in cash. The transaction was accounted for as a purchase of assets and the Company will record a one-time charge of $38.3 million for acquired in-process research and development in its second quarter ended July 31, 1998.

      On June 12, 1998, the Company completed the sale of $200 million of its 4% Convertible Subordinated Notes ("Notes") due June 15, 2005 in an offering to qualified institutional investors. On July 7, 1998, initial purchasers exercised an option to purchase an additional $50 million to cover over-allotments. The Notes are convertible into the Company's common stock at any time on or after the 90th day following June 8, 1998 and prior to the close of business on the maturity date unless previously redeemed or repurchased, at a conversion price of approximately $26.41 per share. On or after June 20, 2001, the Notes will be redeemable at the option of the Company, subject to certain limitations.

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

Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

         The Company was incorporated in January 1995 and, accordingly, has a limited operating history upon which an evaluation of the Company and its prospects can be based. Revenues generated by the Company to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from fees for related services. Since its inception, the Company has acquired a number of businesses, technologies and products. Prior to the consummation of these acquisitions, the Company had no revenues and limited business activities. Accordingly, the Company is subject to the risks inherent both in the operation of a business with a limited operative history and the integration of a number of separate and independent business operations and there can be no assurance that the Company will be able to address these risks successfully. Although the Company has experienced recent revenue growth and has been profitable for each of the two previous quarters ended January 31, 1998 and April 30, 1998, the Company has incurred significant net losses including losses of approximately $21.0 million and $87.7 million for the fiscal years ended January 31, 1998 and 1997, respectively. At April 30, 1998, the Company had an accumulated deficit of approximately $127.9 million. In addition, in connection with certain acquisitions completed prior to April 30, 1998, the Company recorded approximately $129.0 million as intangible assets, approximately $114.4 million of which has already been amortized and approximately $14.6 million of which is expected to be amortized in future periods through the Company's fiscal year ending January 31, 2003. The amount of such acquired intangible assets to be expensed to cost of revenues and general and administrative expense in future periods, for intangible assets acquired prior to April 30, 1998 (excluding amounts relating to the acquisition of TOP END enterprise middleware technology and product family from NCR), is expected to be $10.1 million and $5.3 million in the fiscal years ending January 31, 1999 and 2000, respectively. In June 1998, the Company completed the acquisition of the TOP END enterprise middleware technology product family from NCR. This acquisition will result in significant additional amortization of intangible assets and a significant one-time expense for acquired in-process research and development. To the extent the Company makes additional acquisitions of businesses, products and technologies in the future, the Company may report additional, potentially significant, expenses related thereto. To the extent future events result in the impairment of any capitalized intangible assets, amortization expenses may occur sooner than the Company expects. For the foregoing reasons, there can be no assurance that the Company will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

Potential Fluctuations in Quarterly Operating Results

         The Company expects that it will experience significant fluctuations in future quarterly operating results as a result of many factors, including, among others: the size and timing of customer orders, introduction or enhancement of products by the Company or its competitors, market acceptance of middleware products, the lengthy sales cycle for the Company's products, technological changes in computer systems and environments, the structure and timing of future acquisitions of businesses, products and technologies, the impact and duration of deteriorating economic and political conditions in Asia and related declines in Asian currency values, general economic conditions which can affect customers' capital investment levels, the ability of the Company to develop, introduce and market new products on a timely basis, changes in the Company's or its competitors' pricing policies, customer order deferrals in anticipation of future new products and product enhancements, the Company's success in expanding its sales and marketing programs, mix of products and services sold, mix of distribution channels, ability to meet the service requirements of its customers, costs associated with acquisitions, the terms and timing of financing activities, loss of key personnel and fluctuations in other foreign currency exchange rates and interpretations of the recently introduced statement of position on software revenue recognition. As a result of all of these factors, the Company believes that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

Past and Future Acquisitions

         From its inception in January 1995, the Company has made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. In addition, in connection with certain of its acquisitions, the Company is required to make certain future payments. Any failure to make such payments or otherwise perform continuing obligations relative to these acquisitions would result in the loss of certain of its rights in the acquired businesses or products and would have a material adverse effect on the Company's business, operating results and financial condition. Most recently, the Company acquired Leader Group and a business unit of Penta Systems, Inc. in the quarter ended April 30, 1998 and acquired the TOP END product line from NCR Corporation in June 1998. The Company intends to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including an inability to successfully assimilate acquired operations and products, an inability to retain key employees of the acquired operations, diversion of management's attention, and difficulties and uncertainties in transitioning the key business relationships from the acquired entity to the Company. In addition, future acquisitions by the Company may result in the issuance of dilutive securities, the assumption or incurrence of debt obligations, large one-time expenses and the creation of intangible assets that result in significant future amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

         In June 1998, the Company completed an Asset Purchase Agreement with NCR to purchase NCR's TOP END enterprise middleware technology product family for approximately $93 million in cash. The acquisition is subject to a number of risks that could adversely affect the Company's ability to achieve the anticipated benefits of the acquisition. These risks may be exacerbated by the fact that the TOP END operations and personnel are located in San Diego, California, where the Company does not currently have any material operations. The need to focus management's attention on establishing relationships with, and procedures for communicating with, TOP END employees may reduce the ability of the Company to successfully pursue other opportunities for a period of time. The departure of key TOP END employees or significant numbers of other TOP END employees could have a material adverse effect on the Company. The Company may face difficulties in retaining TOP END customers, and customers' uncertainties as to the Company's plans and abilities to support both the TOP END products and BEA TUXEDO after the acquisition could adversely affect the Company's ability to retain these customers, which could have a material adverse effect on the Company. The acquisition will also result in a significant write-off related to acquire in-process research and development projects and substantial ongoing amortization expenses, which will have a negative impact on the Company's future operating results.

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

Lengthy Sales Cycle

         The Company's products are typically used to integrate large, sophisticated applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's implementation of a distributed computing environment. Customers evaluating the Company's software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for the Company's products is lengthy and is subject to delays or cancellation over which the Company has little or no control. To the extent the revenue size of license transactions increases, customer evaluations and procurement processes are expected to lengthen the overall sales cycle. The Company believes its sales cycles can be affected by general economic conditions which impact customers' capital investment decisions. Any significant change in the Company's sales cycle could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of the Company's current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional software licenses and education, consulting and support services on terms favorable to the Company. Further, competitive pressures could require the Company to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

International Operations

         International revenues accounted for 54 percent and 49 percent of consolidated revenues in the quarter ended April 30, 1998 and the quarter ended April 30, 1997, respectively. The Company sells its products and services through a network of branches and subsidiaries located in 24 countries worldwide. In addition, the Company also markets through distributors in Europe and the Asia/Pacific region. Management believes that its success depends upon continued expansion of its international operations. The Company's international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. The Company's international revenues may also be impacted by general economic and political conditions in these foreign markets. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that have led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of the Company's Asian customers, which in turn has resulted in the delay of orders for the Company's products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. As a result of such delays, the Company's revenues from Asia for the quarter ended April 30, 1998 comprised a lower percentage of total revenues than the Company has historically experienced. The Company anticipates that its financial results will continue to be adversely impacted by the weak Asian economic conditions. The extent of the future impact of these conditions is difficult to predict. There can be no assurances that these factors and other factors will not have a material adverse effect on the Company's future international revenues and consequently on the Company's business and consolidated financial condition and results of operations.

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

Significant Leverage; Debt Service

         In connection with the sale of 4% Convertible Subordinated Notes, the Company incurred $250 million indebtedness. As a result of this indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

      On June 12, 1998, the Company completed the sale of $200 million of its 4% Convertible Subordinated Notes (the "Notes") due June 15, 2005 in an offering to qualified institutional investors. On July 7, 1998, initial purchasers exercised an option to purchase an additional $50 million to cover over-allotments. The Notes are subordinated to all existing and future senior indebtedness of the Company and are convertible into common stock of the Company at a conversion price of approximately $26.41 per share. The Company has agreed to file a shelf registration statement with respect to the Notes and the common stock issuable upon conversion thereof within 90 days after the date of original issuance of the Notes. The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 20, 2001, in cash plus accrued interest through the redemption date, if any, subject to certain events.


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

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  September 9, 1998

                             BEA SYSTEMS, INC.
                             (Registrant)

                             /s/ STEVE L. BROWN
                             ------------------
                             Steve L. Brown
                             Executive Vice President, Secretary and
                             Chief Financial Officer
                             (Principal Financial and Chief Accounting Officer)

                               INDEX TO EXHIBITS

     Exhibit       Description
     -------       -----------

      27.1         Financial Data Schedule
      27.2         Financial Data Schedule
      27.3         Financial Data Schedule
      27.4         Financial Data Schedule
      99.1         Press release dated June 9, 1998