Form 10-Q
period 1998-07-31
BEA SYSTEMS INC
filed 1998-09-14
CIK 1031798

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X]Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 1998

                                      OR

[_]Transition report pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934

COMMISSION FILE NUMBER: 0-22369


                               BEA SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       77-0394711
        (STATE OR OTHER JURISDICTION                          (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO. )

                            2315 NORTH FIRST STREET
                          SAN JOSE, CALIFORNIA 95131
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (408) 570-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of September 9, 1998, there were approximately 67,359,000 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
 PART 1.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements:
          Condensed Consolidated Statements of Operations
           Three and Six months ended July 31, 1998 and 1997.........       3
          Condensed Consolidated Balance Sheets
           July 31, 1998 and January 31, 1998........................       4
          Condensed Consolidated Statements of Cash Flows
           Six months ended July 31, 1998 and 1997...................       5
          Notes to Condensed Consolidated Financial Statements.......       6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................       8
 ITEM 3.  Quantitative and Qualitative Disclosure About Market Risks.      19
 PART II. OTHER INFORMATION
 ITEM 4.  Submission of Matters to a Vote of Security Holders........      20
 ITEM 5.  Other Information..........................................      20
 ITEM 6.  Exhibits and Reports on Form 8-K...........................      20
          Signatures.................................................      21

                         PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JULY 31,            JULY 31,
                                       -------------------- ------------------
                                         1998       1997      1998      1997
                                       ---------  --------- --------  --------
Revenues:
  License fees........................ $  44,209  $ 26,112  $ 83,950  $ 50,590
  Services............................    21,268     9,595    38,977    16,563
                                       ---------  --------  --------  --------
    Total revenues....................    65,477    35,707   122,927    67,153
Cost of revenues:
  Cost of license fees................       814       590     1,589     1,168
  Cost of services....................    12,823     6,067    23,936    10,565
  Amortization of certain acquired
   intangible assets..................     5,226     2,811     8,408     5,414
                                       ---------  --------  --------  --------
    Total cost of revenues............    18,863     9,468    33,933    17,147
                                       ---------  --------  --------  --------
Gross margin..........................    46,614    26,239    88,994    50,006
Operating expenses:
  Sales and marketing.................    29,801    16,798    55,100    32,778
  Research and development............     9,365     5,779    18,633    10,922
  General and administrative..........     5,438     4,051    10,779     7,715
  Acquisition-related charges.........    38,300        --    38,791    16,000
                                       ---------  --------  --------  --------
    Total operating expenses..........    82,904    26,628   123,303    67,415
                                       ---------  --------  --------  --------
Loss from operations..................   (36,290)     (389)  (34,309)  (17,409)
Interest and other, net...............      (356)   (1,829)     (142)   (4,306)
                                       ---------  --------  --------  --------
Loss before provision for income
 taxes................................   (36,646)   (2,218)  (34,451)  (21,715)
Provision for income taxes............     1,056       600     1,679     1,172
                                       ---------  --------  --------  --------
Net loss.............................. $ (37,702) $ (2,818) $(36,130) $(22,887)
                                       =========  ========  ========  ========
Net loss per share:
  Basic............................... $   (0.57) $  (0.05) $  (0.54) $  (0.60)
                                       =========  ========  ========  ========
  Diluted............................. $   (0.57) $  (0.05) $  (0.54) $  (0.60)
                                       =========  ========  ========  ========
Shares used in computing:
  Basic net loss per share............    66,690    56,596    66,348    38,740
                                       =========  ========  ========  ========
  Diluted net loss per share..........    66,690    56,596    66,348    38,740
                                       =========  ========  ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 JULY 31, 1998 JANUARY 31, 1998
                                                 ------------- ----------------
                                                  (UNAUDITED)
                     ASSETS
Current assets:
  Cash and cash equivalents.....................   $ 26,146        $ 90,651
  Short-term investments........................    213,370           8,708
  Accounts receivable, net......................     64,232          47,422
  Other current assets..........................      4,909           2,970
                                                   --------        --------
    Total current assets........................    308,657         149,751
Computer equipment, furniture and leasehold
 improvements, net..............................     11,524           7,845
Acquired intangible assets, net.................     75,504          12,315
Other assets....................................      9,279           2,905
                                                   --------        --------
    Total assets................................   $404,964        $172,816
                                                   ========        ========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under lines of credit..............   $  2,173        $  1,879
  Accounts payable..............................      8,800           5,040
  Accrued liabilities...........................     38,748          25,431
  Accrued income taxes..........................      3,815           2,741
  Deferred revenues.............................     19,284          14,639
  Current portion of notes payable and capital
   lease obligations............................     29,737          42,301
                                                   --------        --------
    Total current liabilities...................    102,557          92,031
Notes payable and capital lease obligations.....        508             691
Convertible subordinated notes..................    250,000             --
Stockholders' equity:
  Common stock..................................         67              66
  Additional paid-in capital....................    218,641         210,253
  Accumulated deficit...........................   (165,250)       (128,508)
  Notes receivable from shareholders............       (544)           (544)
  Deferred compensation.........................       (479)           (601)
  Accumulated other comprehensive loss..........       (536)           (572)
                                                   --------        --------
    Total stockholders' equity..................     51,899          80,094
                                                   --------        --------
    Total liabilities and stockholders' equity..   $404,964        $172,816
                                                   ========        ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                            SIX MONTHS ENDED
                                                                JULY 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
Operating activities:
  Net loss................................................. $(36,130) $(22,887)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Depreciation...........................................    1,628     1,062
    Amortization of deferred compensation..................      122       122
    Amortization of acquired intangible assets and certain
     acquisition-related charges...........................   47,708    21,554
    Amortization of debt issuance costs....................      139       --
    Changes in operating assets and liabilities, net of
     business combinations.................................   (4,330)   (3,302)
    Other..................................................       (5)      255
                                                            --------  --------
Net cash provided by (used in) operating activities........    9,132    (3,196)
                                                            --------  --------
Investing activities:
  Purchase of computer equipment, furniture and leasehold
   improvements............................................   (5,098)     (433)
  Payments for business combinations, net of cash acquired.  (98,358)   (1,519)
  Net purchases of available-for-sale short-term
   investments............................................. (204,662)       --
                                                            --------  --------
Net cash used in investing activities...................... (308,118)   (1,952)
                                                            --------  --------
Financing activities:
  Net borrowings (payments) under lines of credit..........      263    (9,050)
  Net borrowings (payments) on notes payable and capital
   lease obligations.......................................  229,988   (20,544)
  Proceeds from issuance of common stock, net..............    4,163   139,170
                                                            --------  --------
Net cash provided by financing activities..................  234,414   109,576
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......  (64,572)  104,428
Cumulative foreign currency translation adjustment.........       67      (263)
Cash and cash equivalents at beginning of period...........   90,651     3,856
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 26,146  $108,021
                                                            ========  ========

--------
  See Note 1 for supplemental information of non-cash investing activity relating to the merger with Leader Group, Inc.

                            See accompanying notes.

                               BEA SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis or Plan of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 and the supplemental consolidated financial statements and notes thereto, contained in the Company's current report on Form 8-K as filed with the Securities and Exchange Commission on September 10, 1998, reflecting the merger with Leader Group, Inc. ("Leader Group"). The results of operations for the three and six months ended July 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

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

                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                            JULY 31,            JULY 31,
                                       -------------------- ------------------
                                         1998       1997      1998      1997
                                       ---------  --------- --------  --------
   Numerator:
     Net loss......................... $ (37,702) $ (2,818) $(36,130) $(22,887)
     Effect of Series B redeemable
      convertible preferred stock
      dividends.......................       --        --        --      (268)
                                       ---------  --------  --------  --------
     Net loss available to common
      stockholders for basic loss per
      share........................... $ (37,702) $ (2,818) $(36,130) $(23,155)
                                       =========  ========  ========  ========
   Denominator:
     Weighted average shares..........    66,690    56,596    66,348    38,740
                                       =========  ========  ========  ========
     Basic and diluted net loss per
      share........................... $   (0.57) $  (0.05) $  (0.54) $  (0.60)
                                       =========  ========  ========  ========

  The computation of diluted net loss per share for the three months ended July 31, 1998 excludes the impact of the conversion of the 4% Convertible Subordinated Notes issued in June and July 1998 (See Note 3), which are convertible into 9,467,450 shares of common stock, as such impact would be antidilutive for the periods presented.

NOTE 3. CONVERTIBLE SUBORDINATED DEBT OFFERING

  On June 12, 1998, the Company completed the sale of $200 million of 4% Convertible Subordinated Notes ("the Notes") due June 15, 2005 in an offering to qualified institutional investors. The Company granted the initial purchasers a 30-day option to purchase an additional $50 million of the Notes to cover overallotments, which was exercised in full in a transaction completed on July 7, 1998. The Notes are subordinated to all existing and future senior indebtedness of the Company and are convertible into common stock of the Company at a conversion rate of 37.8698 shares per $1,000 principal amount of Notes (equivalent to an approximate conversion price of $26.41 per share). The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest through the redemption date, if any, subject to certain events.

NOTE 4. COMPREHENSIVE INCOME

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("FAS 130"). FAS 130 establishes new rules for the reporting of comprehensive income and its components and requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale investments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the requirements of FAS 130.

  The components of comprehensive income, net of tax, are as follows (in thousands):

                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                             JULY 31,            JULY 31,
                                        -------------------- ------------------
                                          1998       1997      1998      1997
                                        ---------  --------- --------  --------
   Net loss...........................  $ (37,702) $ (2,818) $(36,130) $(22,887)
   Foreign currency translation
    adjustment........................        (46)     (280)       25      (184)
   Change in unrealized gain (loss) on
    available-for-sale investments....        (16)      --        (37)      --
                                        ---------  --------  --------  --------
   Comprehensive loss.................  $ (37,764) $ (3,098) $(36,142) $(23,071)
                                        =========  ========  ========  ========

NOTE 5. ACQUISITIONS

  On June 16, 1998, the Company completed an Asset Purchase Agreement with NCR Corporation ("NCR") under which the Company purchased the TOP END enterprise middleware technology and product family for approximately $92.4 million in cash. The Company has accounted for the acquisition as a purchase of assets. In connection with the purchase, the Company recorded a charge of $38.3 million relating to acquired in-process research and development in its second quarter ended July 31, 1998. The remaining purchase price was primarily allocated to intangible assets.

  In July 1998, the Company acquired Entersoft Systems Corporation, an independent distributor of TOP END products. The purchase price of the transaction was approximately $2.7 million in cash. The Company has accounted for the acquisition using the purchase method, with the purchase price being allocated primarily to intangible assets.

NOTE 6. SUBSEQUENT EVENT

  In August 1998, the Company paid the remaining $27.7 million outstanding debt due to Novell, Inc. in connection with the acquisition of TUXEDO, securing the perpetual rights to the BEA TUXEDO product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of BEA Systems, Inc. should be read in conjunction with Management's Discussion and Analysis or Plan of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998, and the supplemental consolidated financial statements and notes thereto, contained in the Company's current report filed with the Securities and Exchange Commission on September 10, 1998, reflecting the merger with Leader Group, Inc. This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding beliefs, plans, expectations or intentions regarding the future. All forward-looking statements included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading "Factors That May Impact Future Operating Results."

  All financial information for dates and periods prior to the merger with Leader Group, Inc. ("Leader Group") have been recast to reflect the combined operations of the Company and Leader Group.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JULY 31, 1998 AND 1997

 Revenues

  The Company's revenues are derived from fees for software licenses and from maintenance, customer support, education and consulting services. The Company's consolidated revenues for the second quarter ended July 31, 1998 were $65.5 million, which represented an 83 percent increase from $35.7 million in the same quarter of the prior fiscal year. Consolidated revenues also increased 83 percent to $122.9 million for the six months ended July 31, 1998, compared to $67.2 million for the six months ended July 31, 1997.

  License revenues for the quarter ended July 31, 1998 were $44.2 million, an increase of 69 percent from $26.1 million in the same quarter of the prior fiscal year. License revenues increased 66 percent to $84.0 million for the six months ended July 31, 1998 as compared to $50.6 million for the six months ended July 31, 1997. The increase was mainly due to continued customer acceptance of and increase in market awareness for the Company's middleware products, expansion of the Company's direct sales force and the development of indirect sales channels, such as value-added resellers and distributors. License revenues represented 68 percent and 73 percent of total revenues for the second quarter ended July 31, 1998 and 1997, respectively, and 68 percent and 75 percent of total revenues for the six months ended July 31, 1998 and 1997, respectively. The decrease in license revenues as a percentage of total revenues was primarily due to the substantial increase in service revenues as a result of the Company's increased focus on its service offerings.

  Service revenues for the quarter ended July 31, 1998 were $21.3 million, an increase of 122 percent from $9.6 million in the same quarter of the prior fiscal year. Service revenues represented 32 percent and 27 percent of total revenues for the quarter ended July 31, 1998 and 1997, respectively. For the six months ended July 31, 1998, service revenues were $39.0 million, an increase of 135 percent from $16.6 million in the same period of the prior fiscal year. Service revenues represented 32 percent and 25 percent of total revenues for the six months ended July 31, 1998 and 1997, respectively. The increase in services revenues was due in large part to an increase in the number of service and support employees and consultants as well as an increase in the number of service-related product offerings.

  International revenues accounted for 42 percent and 44 percent of revenues for the three month period ended July 31, 1998 and 1997, respectively, and 46 percent for both six month periods. The Company experienced revenue growth in the Americas and Europe, with the European region experiencing particularly strong performance. Revenues from the Asia/Pacific region for the quarter and six month periods ended July 31, 1998 comprised a lower percentage of total revenues than posted in the prior fiscal periods as a result of economic, banking and currency difficulties in that region which has resulted in the delay of orders for the Company's products from Asian customers and is likely to result in further delays and cancellations of such orders. The Company anticipates that its financial results will continue to be adversely impacted by weak Asian economic conditions.

  For the three and six month periods, the Company continued to derive the majority of its license revenues from BEA TUXEDO and products that work in conjunction with BEA TUXEDO. Additionally, service revenues relate principally to the BEA TUXEDO product family. Management expects that license and service revenues from BEA TUXEDO will continue to account for the majority of the Company's revenues for the foreseeable future.

 Cost of Revenues

  Consolidated cost of revenues increased 99 percent for the quarter ended July 31, 1998 to $18.9 million as compared to $9.5 million for the same quarter in the prior fiscal year. As a percent of total revenue, total cost of revenues increased from 27 percent in the quarter ended July 31, 1997 to 29 percent in the quarter ended July 31, 1998. Consolidated cost of revenues for the six months ended July 31, 1998 was $33.9 million as compared to $17.1 million for the six months ended July 31, 1997, an increase of 98 percent. As a percent of total revenues, total cost of revenues increased from 26 percent for the six months ended July 31, 1997 to 28 percent for the six months ended July 31, 1998. This percentage increase was primarily the result of an increase in services as a percentage of total revenues which carry a substantially higher cost of revenues than software license sales.

  Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses totaled $814,000 and $590,000 for the quarter ended July 31, 1998 and 1997, respectively. Cost of licenses totaled $1.6 million and $1.2 million for the six months ended July 31, 1998 and 1997, respectively. For both the three and six month periods presented, cost of licenses represented approximately 2 percent of license revenues.

  Cost of services, which consists primarily of salaries and benefits for the Company's consulting and product support personnel, was $12.8 million and $6.1 million for the quarter ended July 31, 1998 and 1997, respectively, representing 60 percent and 63 percent of total service revenues for each period. Cost of services were $23.9 million and $10.6 million for the six months ended July 31, 1998 and 1997, respectively, representing 61 percent and 64 percent of total service revenues for each period. The increase in cost of services in absolute dollars was due primarily to additional consulting, education and support personnel in response to the increased demand for the Company's service products. Additionally, customer support costs increased due to the expansion of customer support centers in Europe and Asia and costs to improve the Company's overall customer support infrastructure. In the future, management expects the cost of services as a percentage of total service revenues to range between 65 percent and 70 percent as the Company continues to build its support and service organization, although there can be no assurance that the Company will be able to maintain such percentages.

  Amortization of certain acquired intangible assets totaled $5.2 million and $2.8 million for the quarter ended July 31, 1998 and 1997, respectively and $8.4 million and $5.4 million for the six month periods. As a percentage of total revenues, amortization expense was 8 percent for both three month periods ended July 31, 1998, and July 31, 1997. For the six months ended July 31, 1998 and 1997, amortization expense was 7 percent and 8 percent, respectively. The increase in amortization expense in absolute dollars is primarily due to the Company's recent acquisition of the TOP END enterprise middleware technology and product family ("TOP END") from NCR Corporation ("NCR"). In the future, amortization expense associated with intangible assets acquired through July 31, 1998 is expected to total approximately $6.8 million and $6.2 million for the remaining third and fourth quarter of fiscal year 1999, and approximately $26.9 million for the fiscal year ending January 31, 2000 and approximately $23.2 million in aggregate through the fiscal year ending January 31, 2004.

 Operating Expenses

  Sales and marketing expenses include salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and expositions. Sales and marketing expenses were $29.8 million and $16.8 million for the three months ended July 31, 1998 and 1997, respectively, representing 46 percent and 47 percent of total revenues for each period. Sales and marketing expenses were $55.1 million and $32.8 million for the six months ended July 31, 1998 and 1997, respectively, representing 45 percent and 49 percent of total revenues for each period. While decreasing as a percentage of total revenues, sales and marketing expenses increased in absolute dollars due to the expansion of the Company's direct sales force and an increase in marketing personnel and programs. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products and competitive position. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars while remaining relatively constant as a percentage of total revenues, although there can be no assurance that total revenues will increase to maintain such percentage.

  Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. For the fiscal quarters ended July 31, 1998 and 1997, research and development expenses were $9.4 million and $5.8 million, respectively, representing 14 percent and 16 percent of total revenues for each period. For the six months ended July 31, 1998 and 1997, research and development expenses were $18.6 million and $10.9 million, respectively, representing 15 percent and 16 percent of total revenues for each period. While decreasing as a percentage of total revenues, research and development spending increased in absolute dollars due to an increase in software development personnel and related expenses. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

  General and administrative expenses include costs for the Company's human resources, finance, information technology and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses were $5.4 million and $4.1 million for the second quarter ended July 31, 1998 and 1997, respectively, representing 8 percent and 11 percent of total revenues for each period. General and administrative expenses were $10.8 million and $7.7 million for the six months ended July 31, 1998 and 1997, respectively, representing 9 percent and 11 percent of total revenues for each period. While decreasing as a percentage of total revenues, the increase in general and administrative expenses in absolute dollars was attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. The decrease in general and administrative expenses as a percentage of total revenue was due to the substantial increase in the Company's total revenues and economies of scale achieved in its administrative functions. Goodwill amortization totaled $803,000 and $83,000 in the second quarter of fiscal years 1999 and 1998, respectively. In the future, amortization of goodwill acquired prior to July 31, 1998 is expected to total $989,000 for each of the remaining quarters in fiscal year 1999, approximately $4.0 million for the fiscal year ending January 31, 2000 and approximately $4.9 million in aggregate for the years there after through the fiscal year ending January 31, 2003. The Company anticipates that general and administrative expenses will increase in absolute dollars while decreasing slightly as a percentage of total revenues, although there can be no assurances that total revenues will increase to achieve such percentage.

  Acquisition-related charges for the quarter ended July 31, 1998 included a $38.3 million write-off of acquired in-process research and development expenses associated with the acquisition of TOP END from NCR.

In the first quarter of fiscal year 1998, the Company incurred $491,000 of expenses relating to the merger with Leader Group. For the six months ended July 31, 1997, the Company incurred a $16.0 million charge associated with the write-off of acquired in-process research and development expenses relating to certain technologies and products purchased from Digital Equipment Corporation.

 Interest and Other

  Interest expense was approximately $2.5 million in the second quarter of fiscal year 1999 and $1.8 million in the same quarter of the prior fiscal year. Interest income was $2.3 million for the three months ended July 31, 1998 and was not material in the prior fiscal year. The increase in interest expense was due to a higher average amount of outstanding borrowings in the second quarter of fiscal year 1999 compared to the prior year, primarily due to the issuance of $250 million of its 4% Convertible Subordinated Notes ("the Notes"). Interest income increased due to a higher average cash, cash equivalents and short-term investment balances, generated primarily from proceeds of the convertible note offering.

 Provision for Income Taxes

  The Company recorded an income tax provision of $1.1 million and $600,000 in the second quarter of fiscal years 1999 and 1998, respectively, as compared to an income tax provision of $1.7 million and $1.2 million for the six months ended July 31, 1998 and 1997, respectively. The Company's income tax provision for the second quarter and six months ended July 31, 1998, was higher than the comparable periods for the prior fiscal year, primarily due to taxable earnings after giving consideration to federal and state net operating loss and tax carryovers, foreign withholding tax and foreign income tax expense as a result of local country profits.

LIQUIDITY AND CAPITAL RESOURCES

  At July 31, 1998, cash, cash equivalents and short-term investments totaled $239.5 million as compared to $99.4 million at January 31, 1998, an increase of $140.1 million. The increase in cash, cash equivalents and short-term investments was primarily due to proceeds from the Notes offset by cash used in acquisitions, principally TOP END from NCR. Additionally, while the Company generated approximately $9.1 million of cash from operations for the six months ended July 31, 1998, cash was used to repay portions of the Company's outstanding notes payable and capital lease obligations. Working capital totaled $206.1 million at July 31, 1998, as compared to $57.7 million at January 31, 1998.

  At July 31, 1998, the Company's outstanding short and long-term debt obligations were $282.4 million up from $44.9 million at January 31, 1998. At July 31, 1998, the Company's outstanding debt obligations consist principally of the $250 million Notes and $27.7 million ($38.7 million at January 31, 1998) due to Novell, Inc. in connection with the acquisition of TUXEDO. In August 1998, the Company paid the debt obligation due Novell in full.

  In addition to normal operating expenses, cash requirements are anticipated for development of new software products and enhancement of existing products, financing anticipated growth, payment of outstanding debt obligations and the acquisition of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments, borrowing from the Notes, and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements for fiscal year 1999. However, the Company intends to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, if at all, or on terms favorable to the Company.

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

  The Company has been informed by substantially all of its business application software suppliers that their software is Year 2000 compliant. The software from these suppliers is used in the Company's financial, sales, customer support and administrative operations. Accordingly, the Company does not anticipate that the advent of the millennium will not have a material effect on its business, operating results and financial condition. However, there can be no assurances that Year 2000 problems will not occur with respect to the Company's computer systems. The Year 2000 problem may affect other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities.

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

 Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

  The Company was incorporated in January 1995 and, accordingly, has a limited operating history upon which an evaluation of the Company and its prospects can be based. Revenues generated by the Company to date have been derived primarily from sales of BEA TUXEDO, a product to which the Company acquired worldwide rights in February 1996, and from fees for related services. Since its inception, the Company has acquired a number of businesses, technologies and products. Prior to the consummation of these acquisitions, the Company had no revenues and limited business activities. Accordingly, the Company is subject to the risks inherent both in the operation of a business with a limited operative history and the integration of a number of separate and independent business operations and there can be no assurance that the Company will be able to address these risks successfully. At July 31, 1998, the Company had an accumulated deficit of approximately $165.3 million. In addition, in connection with certain acquisitions completed prior to July 31, 1998, the Company recorded approximately $234.2 million as intangible assets, approximately $158.7 million of which has already been amortized and approximately $75.5 million of which is expected to be amortized in future periods through the Company's fiscal year ending January 31, 2004. The amount of such intangible assets to be expensed to cost of revenues, to research and development and to general and administrative expense in future periods, for intangible assets acquired prior to July 31, 1998, is expected to be $26.0 million and $30.8 million in the fiscal years ending January 31, 1999 and 2000, respectively. To the extent the Company makes additional acquisitions of businesses, products and technologies in the future, the Company may report additional, potentially significant, expenses related thereto. To the extent future events result in the impairment of any capitalized intangible assets, amortization expenses may occur sooner than the Company expects. For the foregoing reasons, there can be no assurance that the Company will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

 Potential Fluctuations in Quarterly Operating Results

  The Company expects that it will experience significant fluctuations in future quarterly operating results as a result of many factors, including, among others: the size and timing of customer orders, introduction or enhancement of products by the Company or its competitors, market acceptance of middleware products, the lengthy sales cycle for the Company's products, technological changes in computer systems and environments, the structure and timing of future acquisitions of businesses, products and technologies, including the acquisition of the TOP END enterprise middleware technology product family from NCR, the impact and duration of deteriorating economic and political conditions in Asia and related declines in Asian currency values, general economic conditions which can affect customers' capital investment levels, the ability of the Company to develop, introduce and market new products on a timely basis, changes in the Company's or its competitors' pricing policies, customer order deferrals in anticipation of future new products and product enhancements, the Company's success in expanding its sales and marketing programs, mix of products and services sold, mix of distribution channels, ability to meet the service requirements of its customers, costs associated with acquisitions, including the acquisition of the TOP END enterprise middleware technology product family from NCR, the terms and timing of financing activities, loss of key personnel and fluctuations in other foreign currency exchange rates and interpretations of the recently introduced Statement of Position (SOP) 97-2, Software Revenue Recognition (as amended by SOP 98-4). As a result of all of these factors, the Company believes that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

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

 Past and Future Acquisitions

  From its inception in January 1995, the Company has made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of the Company's management team and may have a material adverse effect on the Company's operating results in future quarters. In addition, in connection with certain of its acquisitions, the Company is required to make certain future payments. Any failure to make such payments or otherwise perform continuing obligations relative to these acquisitions would result in the loss of certain of its rights in the acquired businesses or products and would have a material adverse effect on the Company's business, operating results and financial condition. Most recently, the Company acquired Leader Group and a business unit of Penta Systems, Inc. in the quarter ended April 30, 1998, completed the TOP END acquisition (discussed below) in June 1998 and acquired Entersoft in July. The Company intends to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including an inability to successfully assimilate acquired operations and products, an inability to retain key employees of the acquired operations, diversion of management's attention, and difficulties and uncertainties in transitioning the key business relationships from the acquired entity to the Company. In addition, future acquisitions by the Company may result in the issuance of dilutive securities, the assumption or incurrence of debt obligations, large one-time expenses and the creation of intangible assets that result in significant future amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

  The recently-completed TOP END acquisition is subject to a number of risks that could adversely affect the Company's ability to achieve the anticipated benefits of the TOP END acquisition. These risks may be exacerbated by the fact that the TOP END operations and personnel are located in San Diego, California, where the Company did not previously have any material operations. The need to focus management's attention on establishing relationships with, and procedures for communicating with, TOP END employees may reduce the ability of the Company to successfully pursue other opportunities for a period of time. Any departure of key TOP END employees or significant numbers of other TOP END employees could have a material adverse effect on the Company. The Company may face difficulties in retaining TOP END customers, and customers' uncertainties as to the Company's plans and abilities to support both the TOP END products and BEA TUXEDO after the acquisition could adversely affect the Company's ability to retain these customers, which could have a material adverse effect on the Company. The TOP END acquisition resulted in a write-off related to acquired in-process research and development of $38.3 million in the Company's second quarter ended July 31, 1998 and will result in substantial ongoing amortization expenses, which will have a negative impact on the Company's future operating results.

 Product Concentration

  The Company currently derives the majority of its license and service revenues from BEA TUXEDO and from related products and services. These products and services are expected to continue to account for the majority of the Company's revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO, such as competition, product performance or technological change, could have a material adverse effect on the Company's business and results of operations and financial condition.

 Lengthy Sales Cycle

  The Company's products are typically used to integrate large, sophisticated applications that are critical to a customer's business and the purchase of the Company's products is often part of a customer's implementation of a distributed computing environment. Customers evaluating the Company's software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for the Company's products is lengthy and is subject to delays or cancellation over which the Company has little or no control. To the extent the revenue size of license transactions increases, customer evaluations and procurement processes are expected to lengthen the overall sales cycle. The Company believes its sales cycles can be affected by general economic conditions which impact customers' capital investment decisions. Any significant increase in the Company's sales cycle could have a material adverse effect on the Company's business, results of operations and financial condition.

  Although the Company has a standard license agreement which meets the revenue recognition criteria under current generally accepted accounting principles, the Company must often negotiate and revise terms and conditions of this standard agreement, particularly in larger sales transactions. Negotiation of mutually acceptable language can extend the sales cycle and in certain situations, may require the Company to defer recognition of revenue on the sale. In addition, while the recently issued SOP 97-2, Software Revenue Recognition, is not expected to have a material impact on the Company's revenues and earnings, detailed implementation guidance of these standards has not yet been issued. Once issued, such guidance could lead to unanticipated changes in the Company's current revenue recognition practices and have an adverse impact on revenues and earnings. In the event that implementation guidance is different, the Company believes that it can adapt its current business practice to comply with this guidance; however, there can be no assurances that this will be the case.

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

 International Operations

  International revenues accounted for 42 percent and 44 percent of consolidated revenues in the quarter ended July 31, 1998 and the quarter ended July 31, 1997, respectively. The Company sells its products and services through a network of branches and subsidiaries located in 24 countries worldwide. In addition, the Company also markets through distributors in Europe and the Asia/Pacific region. Management believes that its success depends upon continued expansion of its international operations. The Company's international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where the Company does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. The Company's international revenues may also be impacted by general economic and political conditions in these foreign markets. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that have led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of the Company's Asian customers, which in turn has resulted in the delay of orders for the Company's products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. As a result of such delays, the Company's revenues from Asia for the quarter ended July 31, 1998 comprised a lower percentage of total revenues than the Company has historically experienced. The Company anticipates that its financial results will continue to be adversely impacted by the weak Asian economic conditions. The extent of the future impact of these conditions is difficult to predict. There can be no assurances that these factors and other factors will not have a material adverse effect on the Company's future international revenues and consequently on the Company's business and consolidated financial condition and results of operations.

 Management of Growth

  The Company currently is continuing to experience a period of rapid and substantial growth that has placed, and is expected to continue to place, a strain on the Company's administrative and operational infrastructure. The number of Company employees has increased from 120 employees in three offices in the United States at January 31, 1996 to approximately 1,100 employees in 51 offices in 24 countries at July 31, 1998. The Company's ability to manage its staff and growth effectively will require continued improvement in its operational, financial and management controls, reporting systems and procedures. In this regard, the Company is currently updating its management information systems to integrate financial and other reporting among the Company's multiple domestic and foreign offices. In addition, the Company intends to continue to increase its staff worldwide and to continue to improve financial reporting and controls for the Company's global operations. There can be no assurance that the Company will be able to successfully implement improvements to its management information and control systems in an efficient or timely manner or that, during the course of this implementation, deficiencies in existing systems and controls will be discovered. If management of the Company is unable to manage growth effectively, the Company's business, results of operations and financial condition will be materially adversely affected.

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

 Control by Management and Current Stockholders

  As of July 31, 1998, the Company's officers and directors and their affiliates, in the aggregate, had voting control over approximately 62 percent of the Company's voting common stock. In particular, Warburg, Pincus Ventures, L.P. ("Warburg") had voting control over approximately 49 percent of the Company's voting common stock and beneficially owned approximately 63 percent of the Company's common stock (which includes the non-voting Class B common stock owned by Warburg). As a result, these stockholders will be able to control all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg and the Company's officers and directors under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

 Significant Leverage; Debt Service

  In connection with the sale of 4% Convertible Subordinated Notes, the Company incurred $250 million indebtedness. As a result of this indebtedness, the Company's principal and interest payment obligations has increased substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

  The Company will require substantial amounts of cash to fund scheduled payments of interests on the Notes, payment of the principal amount of the Notes, payment of principal and interest on the Company's other indebtedness, future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations, there can be no assurance that it will be able to obtain alternative financing. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements may be adversely affected. If the Company does not generate sufficient increases in cash flow from operations to repay the Notes at maturity, it could attempt to refinance the Notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to the Company, if at all. Any failure by the Company to satisfy its obligations with respect to the Notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the Indenture entered into in connection with the issuance of the Notes and could cause a default under agreements governing other indebtedness, if any, of the Company.

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

                          PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of Stockholders held on June 25, 1998, the following individuals were elected to the Board of Directors:

                                                                         VOTES
                                                             VOTES FOR  WITHHELD
                                                             ---------- --------
     Cary J. Davis.......................................... 35,267,829  38,842
     Dean O. Morton......................................... 35,266,579  40,092

  The following proposals were approved at the Company's Annual Meeting:

                                                  AFFIRMATIVE NEGATIVE   VOTES
                                                     VOTES      VOTES   WITHHELD
                                                  ----------- --------- --------
     1. Amendment of the Company's 1997 Employee
        Stock Purchase Plan.....................  32,237,776    585,044  15,663
     2. Amendment of the Company's 1997 Stock
        Incentive Plan..........................  27,545,429  5,277,861  15,193
     3. Ratify the appointment of Ernst & Young,
        LLP as independent auditors for the
        fiscal year ending January 31, 1998.....  35,280,994     18,521   7,156

ITEM 5. OTHER INFORMATION.

  Any stockholder proposal submitted outside the processes of Rule 14a-8, under the Securities Exchange Act for presentation to Registrant's 1999 Annual Meeting of Stockholders will be considered untimely for the purposes of Rules 14a-4 and 14a-5 if notice thereof is received by the Registrant after April 14, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

  The following exhibits are filed by attachment to this Form 10-Q:

     EXHIBIT DESCRIPTION
     ------- -----------
     27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K

    The Company filed Current Reports on Form 8-K dated June 30, 1998, relating to the purchase of the TOP END enterprise middleware technology and product family from NCR Corporation, and September 10, 1998, to provide supplemental consolidated financial statements relating to the merger with Leader Group, Inc.

                                  SIGNATURES

  Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BEA SYSTEMS, INC.
                                          (Registrant)

                                          /s/ STEVE L. BROWN
                                          -------------------------------------
                                                     STEVE L. BROWN
                                           EXECUTIVE VICE PRESIDENT AND CHIEF
                                                    FINANCIAL OFFICER
                                             (PRINCIPAL FINANCIAL AND CHIEF
                                                   ACCOUNTING OFFICER)

Dated: September 14, 1998