Form 10-Q
period 1998-10-31
BEA SYSTEMS INC
filed 1998-12-15
CIK 1031798

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

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

                                      OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-22369

                               BEA SYSTEMS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        77-0394711
 (STATE OR OTHER JURISDICTION OF INCORPORATION      (I. R. S. EMPLOYER IDENTIFICATION NO. )
                OR ORGANIZATION)

                            2315 NORTH FIRST STREET
                          SAN JOSE, CALIFORNIA 95131
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                (408) 570-8000
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 30, 1998, there were approximately 57,513,000 shares of the Registrant's Common Stock outstanding and 17,824,000 shares of Registrant's Class B Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

 PART I.  FINANCIAL INFORMATION                                       PAGE NO.
                                                                      --------
 ITEM 1.  Financial Statements:
          Condensed Consolidated Statements of Operations
          Three and Nine months ended October 31, 1998 and 1997.....      3
          Condensed Consolidated Balance Sheets
          October 31, 1998 and January 31, 1998.....................      4
          Condensed Consolidated Statements of Cash Flows
          Nine months ended October 31, 1998 and 1997...............      5
          Notes to Condensed Consolidated Financial Statements......      6
 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................      9
 ITEM 3.  Quantitative and Qualitative Disclosure About Market
          Risks.....................................................     23
 PART II. OTHER INFORMATION
 ITEM 2.  Changes in Securities and Use of Proceeds.................     23
 ITEM 6.  Exhibits and Reports on Form 8-K..........................     23
          Signatures................................................     24

                         PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (Unaudited)

                                        THREE MONTHS ENDED  NINE MONTHS ENDED
                                           OCTOBER 31,         OCTOBER 31,
                                        --------------------------------------
                                          1998       1997     1998      1997
                                        ---------  -----------------  --------
Revenues:
  License fees......................... $  53,394  $ 32,195 $139,906  $ 83,743
  Services.............................    27,520    12,609   67,108    29,260
                                        ---------  -------- --------  --------
    Total revenues.....................    80,914    44,804  207,014   113,003
Cost of revenues:
  Cost of license fees.................     1,073       544    2,696     1,712
  Cost of services.....................    16,085     7,875   41,076    18,585
  Amortization of certain acquired
   intangible assets...................     7,878     2,961   16,286     8,375
                                        ---------  -------- --------  --------
    Total cost of revenues.............    25,036    11,380   60,058    28,672
                                        ---------  -------- --------  --------
Gross margin...........................    55,878    33,424  146,956    84,331
Operating expenses:
  Sales and marketing..................    38,031    20,148   96,975    53,714
  Research and development.............    11,083     7,500   32,060    19,440
  General and administrative...........     7,776     4,695   19,941    12,854
  Acquisition-related charges..........     3,453        -    42,244    16,000
                                        ---------  -------- --------  --------
    Total operating expenses...........    60,343    32,343  191,220   102,008
                                        ---------  -------- --------  --------
Income (loss) from operations..........    (4,465)    1,081  (44,264)  (17,677)
Interest and other, net................      (252)       80     (177)   (4,230)
                                        ---------  -------- --------  --------
Income (loss) before provision for
 income taxes..........................    (4,717)    1,161  (44,441)  (21,907)
Provision for income taxes.............     1,498       721    3,177     1,893
                                        ---------  -------- --------  --------
Net income (loss)......................  $ (6,215) $    440 $(47,618) $(23,800)
                                        =========  ======== ========  ========
Net income (loss) per share:
  Basic................................ $   (0.09) $   0.01 $  (0.69) $  (0.50)
                                        =========  ======== ========  ========
  Diluted.............................. $   (0.09) $   0.01 $  (0.69) $  (0.50)
                                        =========  ======== ========  ========
Shares used in computing net income
 (loss) per share:
  Basic................................    70,660    65,747   68,792    48,092
                                        =========  ======== ========  ========
  Diluted..............................    70,660    72,900   68,792    48,092
                                        =========  ======== ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                               OCTOBER 31, 1998 JANUARY 31, 1998
                                               ---------------- ----------------
                                                 (UNAUDITED)
                   ASSETS
Current assets:
  Cash and cash equivalents..................     $ 228,833        $  90,984
  Short-term investments.....................         3,852            8,708
  Accounts receivable, net...................        73,467           47,922
  Other current assets.......................         3,765            3,163
                                                  ---------        ---------
    Total current assets.....................       309,917          150,777
Computer equipment, furniture and leasehold
 improvements, net...........................        14,457            8,206
Acquired intangible assets, net..............        66,894           12,315
Other assets.................................         9,169            2,905
                                                  ---------        ---------
    Total assets.............................     $ 400,437        $ 174,203
                                                  =========        =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under lines of credit............     $   2,182        $   1,879
  Accounts payable...........................         8,729            5,338
  Accrued liabilities........................        50,217           26,012
  Accrued income taxes.......................         5,358            2,741
  Deferred revenues..........................        26,312           14,963
  Current portion of notes payable and
   capital lease obligations.................         1,371           43,141
                                                  ---------        ---------
    Total current liabilities................        94,169           94,074
Notes payable and capital lease obligations..           227              766
Convertible subordinated notes...............       250,000               -
Commitments
Stockholders' equity:
  Preferred stock............................            -                 1
  Common stock...............................            75               69
  Additional paid-in capital.................       238,443          211,556
  Accumulated deficit........................      (179,206)        (130,546)
  Notes receivable from shareholders.........          (544)            (544)
  Deferred compensation......................        (2,048)            (601)
  Accumulated other comprehensive loss.......          (679)            (572)
                                                  ---------        ---------
    Total stockholders' equity...............        56,041           79,363
                                                  ---------        ---------
    Total liabilities and stockholders'
     equity..................................     $ 400,437        $ 174,203
                                                  =========        =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           NINE MONTHS ENDED
                                                              OCTOBER 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Operating activities:
  Net loss............................................... $ (47,618) $ (23,800)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
    Depreciation.........................................     3,021      1,856
    Amortization of deferred compensation................     2,675        183
    Amortization of acquired intangible assets and
     certain acquisition-related charges.................    60,265     24,634
    Amortization of debt issuance costs..................       260         -
    Changes in operating assets and liabilities, net of
     business combinations...............................     8,189    (10,242)
    Other................................................      (483)       255
                                                          ---------  ---------
Net cash provided by (used in) operating activities......    26,309     (7,114)
                                                          ---------  ---------
Investing activities:
  Purchase of computer equipment, furniture and leasehold
   improvements..........................................    (9,104)    (1,976)
  Payments for business combinations.....................  (103,378)    (2,919)
  Net sales of available-for-sale short-term invest-
   ments.................................................     4,856         -
                                                          ---------  ---------
Net cash used in investing activities....................  (107,626)    (4,895)
                                                          ---------  ---------
Financing activities:
  Net borrowings (payments) under lines of credit........       303     (9,050)
  Net borrowings (payments) on notes payable and capital
   lease obligations.....................................   200,426    (29,540)
  Proceeds from issuance of common stock, net............    18,544    139,782
                                                          ---------  ---------
Net cash provided by financing activities................   219,273    101,192
                                                          ---------  ---------
Net increase in cash and cash equivalents................   137,956     89,183
Cumulative foreign currency translation adjustment.......      (107)      (316)
Cash and cash equivalents at beginning of period.........    90,984      4,158
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 228,833  $  93,025
                                                          =========  =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

  The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis and Plan of Operations contained in the BEA Systems, Inc. (BEA or the Company) Annual Report on Form 10-KSB for the fiscal year ended January 31, 1998 and the supplemental consolidated financial statements and notes thereto, contained in the Company's current report on Form 8-K/A dated October 29, 1998, reflecting the recent merger with WebLogic, Inc. (WebLogic). The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results for the entire fiscal year ending January 31, 1999.

  The consolidated balance sheet at January 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  As described in Note 5, on September 30, 1998, the Company acquired all of the outstanding shares of WebLogic and Leader Group, Inc. (Leader) in transactions accounted for as a pooling of interests. The Company's financial statements have been recast to include the results of operations, financial position and cash flows of WebLogic and Leader for the periods presented.

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

                                      THREE MONTHS ENDED   NINE MONTHS ENDED
                                          OCTOBER 31,         OCTOBER 31,
                                      -------------------- ------------------
                                        1998       1997      1998      1997
                                      ---------  --------- --------  --------
   Numerator:
     Net income (loss)............... $  (6,215) $     440 $(47,618) $(23,800)
     Effect of Series B redeemable
      convertible preferred stock
      dividends......................        -          -        -       (268)
                                      ---------  --------- --------  --------
     Net income (loss) available to
      common stockholders for basic
      net income (loss) per share.... $  (6,215) $     440 $(47,618) $(24,068)
                                      =========  ========= ========  ========
   Denominator:
     Basic weighted average shares...    70,660     65,747   68,792    48,092
     Dilutive effect of outstanding
      stock options..................        -       7,153       -         -
                                      ---------  --------- --------  --------
     Diluted weighted average
      shares.........................    70,660     72,900   68,792    48,092
                                      =========  ========= ========  ========
     Basic net income (loss) per
      share.......................... $   (0.09) $    0.01 $  (0.69) $  (0.50)
                                      =========  ========= ========  ========
     Diluted net income (loss) per
      share.......................... $   (0.09) $    0.01 $  (0.69) $  (0.50)
                                      =========  ========= ========  ========

                               BEA SYSTEMS, INC.

  The computation of diluted net loss per share for the nine months ended October 31, 1998 excludes the impact of the conversion of the 4% Convertible Subordinated Notes issued in June and July 1998 (See Note 3), which are convertible into 9,467,450 shares of common stock, as well as approximately
5.5 million stock options, as such impact would be antidilutive for the periods presented.

NOTE 3. CONVERTIBLE SUBORDINATED DEBT OFFERING

  On June 12, 1998, the Company completed the sale of $200 million of 4% Convertible Subordinated Notes (Notes) due June 15, 2005 in an offering to qualified institutional investors. The Company granted the initial purchasers a 30-day option to purchase an additional $50 million of the Notes to cover overallotments, which was exercised in full in a transaction completed on July 7, 1998. The Notes are subordinated to all existing and future senior indebtedness of the Company and are convertible into common stock of the Company at a conversion rate of 37.8698 shares per $1,000 principal amount of Notes (equivalent to an approximate conversion price of $26.41 per share). The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest through the redemption date, if any, subject to certain events.

NOTE 4. COMPREHENSIVE INCOME

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (FAS 130). FAS 130 establishes new rules for the reporting of comprehensive income and its components and requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale investments, which prior to adoption were reported in shareholders' equity, to be included in other comprehensive income. Prior year financial statements have been restated to conform to the requirements of FAS 130.

  The components of comprehensive income, net of tax, are as follows (in thousands):

                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                          OCTOBER 31,          OCTOBER 31,
                                      --------------------- ------------------
                                         1998       1997      1998      1997
                                      ----------  --------- --------  --------
   Net income (loss)................  $   (6,215) $    440  $(47,618) $(23,800)
   Foreign currency translation
     adjustment.....................        (100)      (37)      (75)     (221)
   Change in unrealized loss on
    available-for-sale investments..          (4)       -        (41)       -
                                      ----------  --------  --------  --------
   Comprehensive income (loss)......  $   (6,319) $    403  $(47,734) $(24,021)
                                      ==========  ========  ========  ========

NOTE 5. ACQUISITIONS

  On September 30, 1998, the Company issued 7,643,120 shares of its common stock to acquire WebLogic, Inc., a San Francisco-based software company, in a transaction accounted for as a pooling of interests. The Company's condensed consolidated financial statements for the three and nine months ended October 31, 1998 and 1997 include WebLogic's results of operations, and cash flows for the three and nine months ended October 31, 1998 and 1997, respectively. The condensed consolidated balance sheet as of January 31, 1998 includes WebLogic's balance sheet as of December 31, 1997.

                               BEA SYSTEMS, INC.

  The results of operations for the separate companies and the combined amounts presented in the condensed consolidated financial statements are as follow (in thousands):

                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                         OCTOBER 31,           OCTOBER 31,
                                     ---------------------  -------------------
                                       1998        1997       1998       1997
                                     ---------   ---------  --------   --------
   Total revenues:
     BEA Systems, Inc............... $  78,307   $  42,101  $201,234   $109,254
     WebLogic, Inc..................     2,607*      2,703     5,780*     3,749
                                     ---------   ---------  --------   --------
       Combined..................... $  80,914   $  44,804  $207,014   $113,003
                                     =========   =========  ========   ========
   Net income (loss):
     BEA Systems, Inc............... $  (5,215)  $     (86) $(41,345)  $(22,973)
     WebLogic, Inc..................    (1,000)*       526    (6,273)*     (827)
                                     ---------   ---------  --------   --------
       Combined..................... $  (6,215)  $     440  $(47,618)  $(23,800)
                                     =========   =========  ========   ========

--------
* Amount reflects WebLogic results up through the acquisition date of September 30, 1998.

  In July 1998, the Company acquired Entersoft Systems Corporation, an independent distributor of TOP END products. The purchase price of the transaction was approximately $3.0 million in cash. The Company has accounted for the acquisition using the purchase method, with the purchase price being allocated primarily to intangible assets.

  On June 16, 1998, the Company completed an Asset Purchase Agreement with NCR Corporation (NCR) under which the Company purchased the TOP END enterprise middleware technology and product family for approximately $92.4 million in cash. The Company has accounted for the acquisition as a purchase of assets. In connection with the purchase, the Company recorded a charge of $38.3 million relating to acquired in-process research and development in its second quarter ended July 31, 1998. The remaining purchase price was primarily allocated to intangible assets.

  In April 1998, the Company issued approximately 561,000 shares of its common stock for all outstanding stock of Leader, a Denver-based private company specializing in consulting solutions for the development, deployment and delivery of mission-critical distributed object applications. The transaction was valued at approximately $14.5 million and has been accounted for using the pooling of interests method.

  In March 1998, the Company acquired certain assets of Penta Systems Technology, Inc. (Penta), a distributor of BEA TUXEDO in Korea. The purchase price of the transaction was approximately $5.7 million, paid with a combination of cash and common stock. The Company has accounted for the acquisition using the purchase method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of BEA Systems, Inc. should be read in conjunction with the Management's Discussion and Analysis and Plan of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998, and the supplemental consolidated financial statements and notes thereto, contained in the Company's current report on Form 8-K/A dated October 29, 1998, reflecting the merger with WebLogic, Inc. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding the impact of Asian economic conditions, expected revenues from TUXEDO, expected timing and amount of amortization expenses related to past acquisitions, future expense levels, future hiring, future acquisitions or licensing, evaluation and resolution of the Year 2000 problem, and expenses associated with the Year 2000 problem. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the heading "Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

  On September 30, 1998, the Company issued 7,643,120 shares of its common stock to acquire WebLogic, Inc., (WebLogic) a San Francisco-based software company, in a transaction accounted for as a pooling of interests. All financial information for dates and periods prior to the merger with WebLogic have been recast to reflect the combined operations of the Company and WebLogic.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

 Revenues

  The Company's revenues are derived from fees for software licenses and customer support, education and consulting services. The Company's consolidated revenues for the three months ended October 31, 1998 were $80.9 million, which represented an 81 percent increase from $44.8 million in the same period of the prior fiscal year. Consolidated revenues also increased 83 percent to $207.0 million for the nine months ended October 31, 1998, compared to $113.0 million for the nine months ended October 31, 1997.

  License revenues for the quarter ended October 31, 1998 were $53.4 million, an increase of 66 percent from $32.2 million in the same period of the prior fiscal year. License revenues increased 67 percent to $139.9 million for the nine months ended October 31, 1998 as compared to $83.7 million for the nine months ended October 31, 1997. The increases were mainly due to continued customer acceptance of and increase in market awareness for the Company's middleware products, expansion of the Company's direct sales force and introduction of the BEA M3 and WebLogic products. License revenues represented 66 percent and 72 percent of total revenues for the quarters ended October 31, 1998 and 1997, respectively, and 68 percent and 74 percent of total revenues for the nine months ended October 31, 1998 and 1997, respectively. The decreases in license revenue as a percentage of total revenues was due primarily to the substantial increase in service revenues as a result of the Company's increased focus on its service offerings.

  Service revenues for the quarter ended October 31, 1998 were $27.5 million, an increase of 118 percent from $12.6 million in the same period of the prior fiscal year. Service revenues represented 34 percent and 28 percent of total revenues for the quarters ended October 31, 1998 and 1997, respectively. For the nine months ended October 31, 1998, service revenues were $67.1 million, an increase of 129 percent from $29.3 million in the same period of the prior fiscal year. Service revenues represented 32 percent and 26 percent of total revenues for the nine months ended October 31, 1998 and 1997, respectively. The increases in service revenues were due in large part to an increase in the number of service related product offerings as well as an increase in the number of service and support employees and consultants.

  International revenues accounted for 34 percent and 42 percent of total revenues for the quarters ended October 31, 1998 and 1997, respectively. For the nine months ended October 31, 1998 and 1997, international revenues were 41 percent and 44 percent of total revenue. Revenue from Europe, Middle East and Africa region (EMEA) was 27 percent of total revenue for both quarters ended October 31, 1998 and 1997. As a percentage of total revenue, revenue from EMEA increased to 34 percent from 29 percent for the nine month periods ended October 31, 1998 and 1997, respectively. The increased revenue from EMEA during the nine month period ended October 31, 1998 was due to increased demand for our products in Europe as well as growth of sales force in Europe; however, the percentage of revenue from EMEA for the quarter ended October 31, 1998 decreased from the previous quarter due to the European vacation season. Revenue from the Asia/Pacific region, as a percentage of total revenue, for the quarter ended October 31, 1998 decreased to 6 percent from 14 percent in the same period of the prior fiscal year. As a percentage of total revenue, revenue from the Asia/Pacific region decreased to 7 percent from 15 percent for the nine month periods ended October 31, 1998 and 1997, respectively. The decreases in revenue from the Asia/Pacific region were a result of continued economic, banking and currency difficulties in that region. The Company anticipates that its financial results will continue to be adversely impacted by weak Asian economic conditions.

  For the three and nine month periods, the Company continued to derive the majority of its license revenues from BEA TUXEDO and products that work in conjunction with BEA TUXEDO. Additionally, service revenues relate principally to the BEA TUXEDO product family. Management expects that license and service revenues from BEA TUXEDO will continue to account for the majority of the Company's revenues for the foreseeable future.

 Cost of Revenues

  Cost of revenues increased 119 percent for the quarter ended October 31, 1998 to $25.0 million as compared to $11.4 million for the same period in the prior fiscal year. As a percent of total revenue, total cost of revenues increased from 25 percent in the quarter ended October 31, 1997 to 31 percent in the quarter ended October 31, 1998. Cost of revenues for the nine months ended October 31, 1998 was $60.1 million as compared to $28.7 million for the nine months ended October 31, 1997, an increase of a 109 percent. As a percent of total revenues, total cost of revenues increased from 25 percent for the nine months ended October 31, 1997 to 29 percent for the nine months ended October 31, 1998. The increases in cost of revenues as a percentage of total revenue for the three and nine month periods were primarily the result of an increase in services revenue as a percentage of total revenues and increased amortization expense due to the Company's acquisition of the TOP END product in the second quarter of the current fiscal year. Services carry a substantially higher cost of revenues than software licenses. The gross margin for the quarter ending October 31, 1998 was 98 percent for license revenue and 42 percent for services revenue.

  Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses totaled $1.1 million and $500,000 for the quarters ended October 31, 1998 and 1997, respectively. Cost of licenses totaled $2.7 million and $1.7 million for the nine months ended October 31, 1998 and 1997, respectively. For both the three and nine month periods presented, cost of licenses represented approximately 2 percent of license revenues.

  Cost of services, which consists primarily of salaries and benefits for the Company's consulting and product support personnel, was $16.1 million and $7.9 million for the quarters ended October 31, 1998 and 1997, respectively, representing 58 percent and 62 percent of total service revenues for each period. Cost of services were $41.1 million and $18.6 million for the nine months ended October 31, 1998 and 1997, respectively, representing 61 percent and 64 percent of total service revenues for each period. The increase in cost of services in absolute dollars was due primarily to additional consulting, education and support personnel in response to the increased demand for the Company's services. Additionally, customer support costs increased due to the expansion of customer support centers in Europe and Asia and increased costs to improve the Company's overall customer support infrastructure.

  Amortization of certain acquired intangible assets totaled $7.9 million and $3.0 million for the quarters ended October 31, 1998 and 1997, respectively, and $16.3 million and $8.4 million for the nine months ended October 31, 1998 and 1997, respectively. As a percentage of total revenues, amortization expense was 10 percent and 7 percent for the three month periods ended October 31, 1998, and October 31, 1997. For the nine months ended October 31, 1998 and 1997, amortization expense was 8 percent and 7 percent, respectively. The increase is primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the June 1998 acquisition of the TOP END product (TOP END) from NCR Corporation (NCR). Amortization expense associated with intangible assets acquired through October 31, 1998 is expected to total approximately $7.0 million for the fourth quarter of fiscal year 1999, and approximately $26.9 million for the fiscal year ending January 31, 2000 and thereafter approximately $23.2 million in aggregate through the fiscal year ending January 31, 2004. However, future amortization amounts could be increased either by acquisitions or impairment of the acquired assets. See "Factors That May Impact Future Operating Results-Limited Operating History; Integration of Acquisitions; No Assurance of Profitability."

 Operating Expenses

  Sales and marketing expenses include salaries, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and expositions. Sales and marketing expenses were $38.0 million and $20.1 million for the quarters ended October 31, 1998 and 1997, respectively, representing 47 percent and 45 percent of total revenues for each period. Sales and marketing expenses were $97.0 million and $53.7 million for the nine months ended January 31, 1998 and 1997, respectively, representing 47 percent and 48 percent of total revenues for each period. Sales and marketing expenses increased in absolute dollars due to increased sales commissions, the expansion of the Company's direct sales force, and an increase in marketing personnel and programs. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars and as percentage of total revenues.

  Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. For the quarters ended October 31, 1998 and 1997, research and development expenses were $11.1 million and $7.5 million, respectively, representing 14 percent and 17 percent of total revenues for each period. For the nine months ended October 31, 1998 and 1997, research and development expenses were $32.1 million and $19.4 million, respectively, representing 15 percent and 17 percent of total revenues for each period. While decreasing as a percentage of total revenues, research and development spending increased in absolute dollars due to an increase in software development personnel and related expenses. The Company expects to continue to commit substantial resources to product development and engineering in future periods and management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

  General and administrative expenses include costs for the Company's human resources, finance, information technology and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses were $7.8 million and $4.7 million for the quarters ended October 31, 1998 and 1997, respectively, representing 10 percent of total revenues for each period. General and administrative expenses were $19.9 million and $12.9 million for the nine months ended October 31, 1998 and

1997, respectively, representing 10 percent and 11 percent of total revenues for each period. The increase in general and administrative expenses in absolute dollars was attributed to the relocation of the Company's corporate headquarters, increased goodwill amortization due to the acquisition of TOP END and expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. The slight decrease in general and administrative expenses as a percentage of total revenue for the nine month period was due to the substantial increase in the Company's total revenues and economies of scale achieved in its administrative functions. Goodwill amortization totaled $989,000 and $129,000 for the quarters ended October 31, 1998 and 1997, respectively. For the nine months ended October 31, 1998 and 1997, goodwill amortization totaled $1.7 million and $300,000, respectively. In the future, amortization of goodwill acquired prior to October 31, 1998 is expected to total $989,000 for the fourth quarter in fiscal year 1999, approximately $4.0 million for the fiscal year ending January 31, 2000 and thereafter approximately $4.9 million in aggregate through the fiscal year ending January 31, 2003. However, future amortization amounts could be increased either by acquisitions or impairment of the acquired assets. See "Factors That May Impact Future Operating Results-Limited Operating History; Integration of Acquisitions; No Assurance of Profitability." The Company anticipates that general and administrative expenses will increase in absolute dollars.

  Acquisition-related charges for the quarter ended October 31, 1998 represented a $3.5 million expense associated with the acquisition of WebLogic. In addition, for the nine month period ended October 31, 1998, acquisition-related charges of $42.2 million included a $38.3 million charge associated with the write-off of acquired in-process research and development expenses associated with the acquisition of TOP END from NCR. For the nine months ended October 31, 1997, acquisition-related charges represented a $16.0 million charge associated with the write-off of acquired in-process research and development expenses relating to certain technologies and products purchased from Digital Equipment Corporation.

 Interest and Other

  Interest and other, net was approximately $252,000 expense for the quarter ended October 31, 1998 as compared to approximately $80,000 income for the same period of the prior fiscal year. Interest and other, net was approximately $177,000 expense for the nine months ended October 31, 1998 and $4.2 million expense in the nine months ended October 31, 1997. The increase in interest and other for the quarter ended October 31, 1998 was due to a higher average amount of outstanding borrowings in the third quarter of fiscal year 1999 compared to the prior year, primarily due to the issuance of $250 million of its 4% Convertible Subordinated Notes (Notes). The decrease in interest and other for the nine months ended October 31, 1998 was due to a higher average cash, cash equivalents and short-term investment balances, generated primarily from proceeds of the Company's debt and equity offerings.

 Provision for Income Taxes

  The Company recorded an income tax provision of $1.5 million and $721,000 in the quarters ended October 31, 1998 and 1997, respectively, as compared to an income tax provision of $3.2 million and $1.9 million for the nine months ended October 31, 1998 and 1997, respectively. The Company's income tax provision for the quarter and nine months ended October 31, 1998, was higher than the comparable periods for the prior fiscal year, primarily due to taxable earnings after giving consideration to federal and state net operating loss and tax carryovers, foreign withholding tax and foreign income tax expense as a result of local country profits.

LIQUIDITY AND CAPITAL RESOURCES

  At October 31, 1998, cash, cash equivalents and short-term investments totaled $232.7 million as compared to $99.7 million at January 31, 1998, an increase of $133 million. The increase in cash, cash equivalents and short-term investments was primarily due to proceeds from the Notes, offset by cash used in acquisitions, principally the acquisition of TOP END from NCR. Additionally, while the Company generated approximately $24.5 million of cash from operations for the quarter ended October 31, 1998, cash was used to repay portions of the Company's outstanding notes payable and capital lease obligations. Working capital totaled $215.7 million at October 31, 1998, as compared to $56.7 million at January 31, 1998.

  At October 31, 1998, the Company's outstanding short and long-term debt obligations were $253.8 million, up from $45.8 million at January 31, 1998. At October 31, 1998, the Company's outstanding debt obligations consisted principally of the $250 million Notes.

  In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments, and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through October 31, 1999. However, the Company intends to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

YEAR 2000 COMPLIANCE

  BEA is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

 State of Readiness

  The Company has been evaluating the Year 2000 readiness of the most current versions of BEA M3, BEA TUXEDO and its other software products sold by the Company (Products). Internal information technology systems used in our operations (IT Systems) and our non-IT Systems, such as security systems, building equipment, voice mail and other systems are being evaluated for Year 2000 readiness. The Company's evaluation primarily covers: identification of all Products, IT Systems, and non-IT Systems; assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning.

  The Company has completed the evaluation of the following products and believes the current version of these products are Year 2000 compliant:

  . BEA M3

  . BEA TUXEDO

  . BEA Manager

  . BEA Builder

  . BEA Jolt

  . BEA ObjectBroker

  . BEA ObjectBroker Desktop Connection

  . BEA MQ Series Connection

  . BEA Connect

  . BEA TOP END

  . BEA TOP END LU6.2 IBM Connectivity

  . BEA WebXpress all Tengah-related services and facilities

  . BEA WebXpress all two-tier JDBC drivers on all platforms

  . BEA WebXpress all other products and utilities

  Some customers may be using software versions that are not Year 2000 compliant. The Company has been encouraging such customers to upgrade to current product versions.

  The Company has substantially tested BEA TOP END Security Services and confirmed its Year 2000 compliance, with exception of its porting to the HP UX platform, of which testing is expected to be completed in the second quarter of calendar year 1999.

  With respect to internal IT Systems and non-IT Systems, the Company has initiated an assessment of its internal IT Systems including third-party software and hardware technology and its non-IT Systems. The Company expects to substantially complete the testing in the second quarter of fiscal year ending January 31, 2000. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurance from such vendors that their systems are Year 2000 compliant. The Company has been informed by substantially all of its business application software suppliers that their software is, or shortly will be, Year 2000 compliant. The software from these suppliers, such as PeopleSoft, Clarify and Microsoft, is used in the Company's financial, sales, customer support and administrative operations. Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

 Costs Associated with Year 2000 Issues

  To date, the Company has not incurred any material costs in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its software, the current versions of its products, and Year 2000 compliance matters. It is possible that the Company may experience additional costs associated with assisting customers with upgrades, but such costs are expected by the management not to be material. There can be no assurance, however, that there will not be increased costs associated with, the Company's Year 2000 compliance efforts since these efforts are ongoing and, therefore, the potential impact of Year 2000 issues on the Company's financial condition and results of operations cannot be determined at this time.

 Risks of Year 2000 Issues

  There can be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including malfunctions due to the onset of Year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. Internal systems are primarily composed of third party software and third party hardware which contain embedded software and the Company's own software products. Worst case scenarios would include: corruption of data contained in the Company's internal information systems, hardware failure, and the failure of services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.).

 Contingency Plans

  The Company has not fully developed a comprehensive contingency plan to address situations that may result from the Year 2000. If Year 2000 compliance issues are discovered, the Company will evaluate the need for contingency plans relating to such issues.

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

 Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

  BEA was incorporated in January 1995 and therefore has a limited operating history. We have generated revenues to date primarily from sales of BEA TUXEDO, a product to which we acquired worldwide rights in February 1996, and from fees for related services. We have also acquired a number of businesses, technologies and products, most recently WebLogic, Inc. (WebLogic). Our limited operating history and the difficulties of integrating a number of separate and independent business operations subject our business to numerous risks. At October 31, 1998, we had an accumulated deficit of approximately $179.2 million. In addition, in connection with certain acquisitions completed prior to October 31, 1998, we recorded approximately $234.2 million as intangible assets, approximately $167.3 million of which has been amortized and approximately $66.9 million of which we expect to amortize in future periods through our fiscal year ending January 31, 2004. We expect to expense to cost of revenues and general and administrative expenses $26.0 million of such intangible assets in the fiscal year ending January 31, 1999 and $30.8 million in the fiscal year ended January 31, 2000. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant, expenses related thereto. If future events cause the impairment of any capitalized intangible assets, we may have to write off or amortize expenses sooner than we expect. For the foregoing reasons, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

 Potential Fluctuations in Quarterly Operating Results

  We expect to experience significant fluctuations in our future quarterly operating results as a result of many factors, including:

  . the size and timing of customer orders, introduction or enhancement of our products or our competitors' products

  . general economic conditions which can affect our customers' capital investment levels and the length of our sales cycle

  . the impact and duration of deteriorating economic and political conditions in Asia and related declines in Asian currency values

  . market acceptance of middleware products

  . the lengthy sales cycle for our products

  . technological changes in computer systems and environments

  . structure and timing of acquisitions of businesses, products and technologies, including the acquisition of the TOP END enterprise middleware technology and product family from NCR and the WebLogic application server technology

  . our ability to develop, introduce and market new products on a timely basis

  . changes in our or our competitors' pricing policies, customer order deferrals in anticipation of future new products and product enhancements

  . our success in expanding our sales and marketing programs

  . the mix of our products and services sold, mix of distribution channels

  . our ability to meet the service requirements of our customers

  . costs associated with acquisitions, including the acquisition of the TOP
    END enterprise middleware technology and product family from NCR, and the WebLogic acquisition

  . the terms and timing of financing activities

  . loss of key personnel and fluctuations in other foreign currency exchange rates

  . interpretations of the recently introduced statement of position on software revenue recognition.

  As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

  Our revenues are derived principally from increasingly large orders as customers deploy our products throughout their organizations. Increases in the revenue size of individual license transactions also increase the risk of fluctuation in future quarterly results. If we cannot generate large customer orders, or customers delay or cancel such orders in a particular quarter, it will have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill a majority of our orders within the quarter, with a substantial portion occurring in the last month of a fiscal quarter. As a result, we may not learn of revenue shortfalls or delayed or cancelled orders until late in a fiscal quarter. We have in the past experienced delays in significant amounts of orders late in the quarter due to a number of factors including unfavorable general economic conditions, particularly in Asia, combined in some cases with the increasingly larger size of orders which makes such orders' economic impact on customers more significant. There can be no assurance that we will not continue to experience these types of delays or even cancellations, particularly as the size of customers' orders increases. Additionally, our operating expenses are based in part on our expectations for future revenue and are relatively fixed in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

  Similarly, shortfalls in our revenues and earnings from levels expected by securities analysts, or decreases in expected revenues or earnings by security analyst could have an immediate and significant adverse effect on the trading price of our Common Stock. Moreover, our stock price is subject to the volatility generally associated with software and technology stocks and may also be affected by broader market trends unrelated to our performance may also affect our stock price.

 Risks Associated with Past and Future Acquisitions

  From our inception in January 1995, we have made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. We acquired Leader Group, Inc. (Leader) and a business unit of Penta Systems Technology, Inc. (Penta) in the quarter ended April 30, 1998, TOP END (discussed below) in June 1998, the Entersoft Systems Corporation (Entersoft) in July 1998 and WebLogic in September 1998 (discussed below). We intend to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, and retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention and difficulties and uncertainties in our ability to maintain the key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations and large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

  The recently completed WebLogic merger is subject to a number of risks that could adversely affect our ability to achieve the anticipated benefits of this transaction. These risks include the risk that we will not be able to successfully integrate our products and business with WebLogic's and risks relating to the diversion of the attention of the Company's management team, particularly Alfred S. Chuang, the Company's Chief Technical Officer, who oversees WebLogic's operations. There are also risks relating to competition from other web application server providers, particularly those recently acquired by companies with significantly greater resources than ours. The need to focus our management's attention on establishing relationships with, and procedures for communicating with, WebLogic employees may reduce our ability to successfully pursue other opportunities for a period of time. Any departure of key WebLogic employees or significant numbers of other WebLogic employees could have a material adverse effect on our operations. We may also face difficulties in retaining WebLogic customers.

  The TOP END acquisition is also subject to a number of risks that could adversely affect our ability to achieve benefits we anticipate from the TOP END acquisition. The location of the TOP END operations and personnel in San Diego, California, where we did not previously have any material operations exacerbates the risks of this acquisition. The need to focus management's attention on establishing relationships with, and procedures for communicating with, TOP END employees may reduce our ability to successfully pursue other opportunities for a period of time. Departure of key TOP END employees or significant numbers of other TOP END employees could have a material adverse effect on our operations. We may face difficulties in retaining TOP END customers, and customers' uncertainties as to our plans and abilities to support both the TOP END products and BEA TUXEDO could adversely affect our ability to retain these customers, which could have a material adverse effect on our operations. We wrote off $38.3 million in our quarter ended July 31, 1998 for acquired in-process research and development related to the TOP END acquisition, and we will incur substantial ongoing amortization expenses, which will have a negative impact on our future operating results.

 Product Concentration

  We currently derive the majority of our license and service revenues from BEA TUXEDO and from related products and services. We expect these products and services to continue to account for the majority of our revenues for the foreseeable future. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO, such as competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

 Lengthy Sales Cycle

  Our customers typically use our products to integrate large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We believe general economic conditions which impact customers' capital investment decisions also affect our sales cycles. In the past, the size of our license transactions has increased and lead to longer customer evaluation and procurement periods. This has in some cases extended our sales cycle and caused significant amounts of orders to be delayed, in certain cases late in our fiscal quarter. To the extent the revenue size of our license transactions continues to increase, we expect customer evaluations and procurement processes to lengthen further and thus further extend the overall sales cycle. Any additional significant changes in our sales cycle could cause further delays of orders and could have a material adverse effect on our business, results of operations and financial condition.

  Although we use a standard license agreement which meets the revenue recognition criteria under current generally accepted accounting principles, we must often negotiate and revise terms and conditions of this standard agreement, particularly in larger sales transactions. Negotiation of mutually acceptable language can extend the sales cycle and in certain situations, may require us to defer recognition of revenue on the sale. In addition, while we do not expect the recently issued Statement of Position (SOP) 97-2, Software Revenue Recognition to have a material impact on our revenues and earnings, detailed implementation guidance of this standard has not yet been issued. Once issued, such guidance could require us to make unanticipated changes in our current revenue recognition practices and such changes could have an adverse impact on revenues and earnings.

 Competition

  The market for middleware software and related services is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the middleware software marketplace. These competitors include system and database vendors such as IBM and database vendors such as Oracle, which offer their own middleware functionality for use with their proprietary systems. Microsoft has released a product that includes certain middleware functionality and has demonstrated and announced that it intends to include this functionality in future versions of its Windows NT operating system. In addition, there are companies offering and developing middleware and integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs messaging and other basic middleware functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

  Our principal competitors currently include hardware vendors who bundle their own middleware software products with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor who offers a line of middleware and database solutions for its customers. The bundling of middleware functionality in IBM proprietary hardware and database systems requires us to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise middleware functionality with its proprietary hardware and database systems. We need to differentiate our products based on functionality, interoperability with non-IBM systems, performance and reliability and establish our products as more effective solutions to customers' needs. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to our enterprise middleware solutions.

  Microsoft has demonstrated certain middleware functionality and announced that it intends to include this functionality in future versions of its Windows NT operating system. Microsoft has also introduced a product that includes certain middleware functionality. The bundling of middleware functionality in Windows NT will require us to compete with Microsoft in the Windows NT marketplace, where Microsoft will have certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition, its substantial installed base and the integration of its middleware functionality with Windows NT. If Microsoft successfully incorporates middleware software products into Windows NT or separately offers middleware applications, we will need to differentiate our products based on functionality, interoperability with non-Microsoft platforms, performance and reliability and establish our products as more effective solutions to customers' needs. There can be no assurance that we will be able to successfully differentiate our products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect our business, operating results and financial condition.

  In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. There can be no assurance that we will be able to compete successfully against current and future competitors and the failure to do so would have a material adverse effect upon our business, operating results and financial condition.

 International Operations

  International revenues accounted for 41 percent and 44 percent of our consolidated revenues for the nine months ended October 31, 1998 and 1997, respectively. We sell our products and services through a network of branches and subsidiaries located in 23 countries worldwide. In addition, we also market through distributors in Europe and the Asia/Pacific region. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. General economic and political conditions in these foreign markets may also impact our international revenues. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that have led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of our Asian customers, which in turn has resulted in the delay of orders for our products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. As a result of such delays, our revenues from Asia for the nine months ended October 31, 1998 comprised a lower percentage of total revenues than we have historically experienced. We anticipate that weak Asian conditions will continue to adversely impact our financial results. It is difficult for us to predict the extent of the future impact of these conditions. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

 Management of Growth

  We are continuing to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 1,200 employees in 50 offices in 23 countries at October 31, 1998. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. There can be no assurance that we will be able to successfully implement improvements to our management information and control systems in an efficient or timely manner or that, during the course of this implementation, we will not discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

 Dependence on Growth of Market for Middleware

  We sell our products and services in the middleware market. This market is emerging and is characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on large customers with substantial legacy mainframe systems accepting our middleware software products. Our future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment through the use of middleware technology. There can be no assurance that the market for middleware technology and related services will continue to grow. If the middleware market fails to grow or grows more slowly than we currently anticipate, or if we experience increased competition in this market, our business, results of operations and financial condition will be adversely affected.

 Dependence on Key Personnel and Need to Hire Additional Personnel

  We believe our future success will depend upon our ability to attract and retain highly skilled personnel including the Company's founders, Messrs. William T. Coleman III, Edward W. Scott, Jr., Alfred S. Chuang and key members of management. Competition for these types of employees is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

 Expanding Distribution Channels and Reliance on Third Parties

  To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as ISVs, hardware OEMs, systems integrators, independent consultants and distributors. Our ability to achieve significant revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and maintaining relationships with distributors, ISVs and OEMs. In particular, a significant part of our strategy is to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with other ISVs to embed our middleware technology in their products and expect that these arrangements will account for a significant portion of our revenues in future periods. There can be no assurance that we will be able to successfully expand our direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, or otherwise further develop our relationships with distributors and ISVs. There also can be no assurance that any such expansion or additional license agreements would increase our revenues. Although we believe that our investments in the expansion of our direct sales force and in the establishment of other distribution channels through third parties ultimately will improve our operating results, to the extent that such investments are made and revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

  We rely on informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sale process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of our customers, that we will be able to maintain an effective, long term relationship with these third parties, or that these third parties will continue to meet the needs of our customers.

 Rapid Technology Change; Dependence on New Products and Product Enhancements

  The market for our products is highly fragmented, competitive with alternative computing architectures and characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. There can be no assurance that our products will adequately address the changing needs of the marketplace or that we will be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect the Company's business, results of operations and financial condition.

 Risk of Software Defects

  The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduced them. We may need to issue corrective releases of our software products to fix these defects or errors. These defects and errors could also cause damage to our reputation, loss of revenue, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, these defects and errors could have a material and adverse effect on our business, results of operations and financial condition.

  Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale in and supporting of our products entails the risk of such claims, which could be substantial in light of the use of such products in mission-critical applications. If a claimant successfully brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. See "Year 2000 Compliance-Risks of Year 2000 Issues."

 Dependence on Proprietary Technology; Risk of Infringement

  Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. No assurance can be given that competitors will not successfully challenge the validity or scope of our patents or that such patents will provide a competitive advantage to us.

  As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code and any unauthorized publication or proliferation of this source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

  We do not believe that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim the Company's current or future products infringe their rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely effect our business, operating results and financial condition. Such claims might require us to enter into royalty or license agreements. If required, the Company may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon the Company's business, operating results and financial condition.

 Control by Management and Current Stockholders

  As of November 30, 1998, BEA's officers and directors and their affiliates, in the aggregate, had voting control over approximately 53 percent of BEA's voting Common Stock. In particular, Warburg, Pincus Ventures, L.P. (Warburg) had voting control over approximately 42 percent of BEA's voting Common Stock and beneficially owned approximately 56 percent of BEA's Common Stock (which includes the non-voting Class B Common Stock owned by Warburg). As a result, these stockholders will be able to control all matters requiring majority stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg combined with BEA's officers and directors under certain circumstances could have the effect of delaying or preventing a change in control of BEA.

 Significant Leverage; Debt Service

  In connection with our sale of 4% Convertible Subordinated Notes in June 1998, we incurred $250 million in long-term indebtedness. Our principal and interest payment obligations increased substantially because of this indebtedness. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. These notes are convertible into Common Stock, which conversion could cause substantial dilution to stockholders and increase the number of shares eligible for sale in the market, but would otherwise eliminate the need for the Company to repay the principal amount of such converted notes. There can be no assurance, however, that any of these notes will be converted. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

  We will require substantial amounts of cash to fund scheduled payments of interest on these notes, payment of the principal amount of these notes, payment of principal and interest on our other indebtedness, future capital expenditures and any increased working capital requirements. If we cannot meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. If we cannot obtain such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements may be adversely affected. If we do not generate sufficient increases in cash flow from operations to repay these notes at maturity, we could attempt to refinance these notes; however, such a refinancing may not be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to these notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture entered into in connection with the issuance of these notes and could cause a default under agreements governing other indebtedness, if any, of BEA.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS.

FOREIGN CURRENCY FORWARD CONTRACTS

  The Company has a program to minimize the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian countries, principally U.K., France, Germany, Finland, Sweden, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Each month the Company marks to market the foreign exchange contracts based on the change in the foreign exchange rates with any resulting gain or losses recorded in the interest and other expense.

  The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

  In connection with the acquisition of WebLogic, Inc., effective September 30, 1998 the Company issued 7,643,120 shares of its Common Stock to the former shareholders of WebLogic at a conversion ratio of 0.61275 shares of BEA Common Stock for each share of WebLogic stock. The shares were issued in reliance on
Section 4(2) of the Securities Act of 1933, as amended, and were registered for resale on a Form S-3 (File No. 333-66443) registration statement declared effective November 23, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

  The following exhibits are filed by attachment to this Form 10-Q:

   EXHIBIT DESCRIPTION
   ------- -----------
   27.1    Financial Data Schedule

(b) REPORTS ON FORM 8-K

  The Company filed a Current Report on Form 8-K on October 15,1998, relating to the acquisition of WebLogic, Inc., and an amendment thereto on Form 8-K/A on October 29, 1998, to provide supplemental consolidated financial statements relating to the merger with WebLogic, Inc.

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

Dated: December 15, 1998