Form 10-K405
period 1999-01-31
BEA SYSTEMS INC
filed 1999-05-03
CIK 1031798

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

  For the fiscal year ended January 31, 1999

                                      OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                        Commission file number: 0-22369

                               ----------------

                               BEA SYSTEMS, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                              77-0394711
    (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

                            2315 North First Street
                          San Jose, California 95131
              (Address of Principal Executive Offices, Zip Code)

                                (408) 570-8000
             (Registrant's telephone number, including area code)

                               ----------------

             Securities registered under Section 12(b) of the Act:
                                     None

             Securities registered under Section 12(g) of the Act:
                                 Common Stock

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common equity was sold on March 31, 1999, as reported on the Nasdaq National Market, was approximately $447,700,000. Shares of common equity held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

   As of March 31, 1999, there were approximately 76,927,000 shares of the Registrant's common stock outstanding.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                   FORM 10-K
                   For the Fiscal Year Ended January 31, 1999

                                     INDEX

                                                                          Page
                                                                          ----

                                    PART I.

 Item 1.  Business......................................................    1

 Item 2.  Properties....................................................   11

 Item 3.  Legal Proceedings.............................................   12

 Item 4.  Submission of Matters to a Vote of Security Holders...........   12

                                    PART II.

 Item 5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters..........................................   13

 Item 6.  Selected Financial Data.......................................   14

 Item 7.  Management's Discussion and Analysis of Financial Conditions
           and Results of Operations....................................   15

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   31

 Item 8.  Consolidated Financial Statements and Supplementary Data......   33

 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   59

                                   PART III.

 Item 10. Directors and Executive Officers of the Registrant............   59

 Item 11. Executive Compensation........................................   62

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   64

 Item 13. Certain Relationships and Related Transactions................   66

                                    PART IV.

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   66

 Signatures..............................................................  69

                                    PART I

FORWARD-LOOKING INFORMATION

   This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements (i) in
Item 1, regarding the emergence of BEA's products as an industry-standard, continued hiring, continued work with third parties, continued investment, electronic commerce boosting demand for middleware, development of new solutions, enhancing BEA's e-commerce capabilities, pursuing worldwide opportunities, building BEA's sales, support and professional services organizations, new products and services, and future acquisitions and licensing transactions and (ii) in Item 7, regarding the impact of Asian economic conditions, expected revenues from TUXEDO, costs of services, expected timing and amount of amortization expenses related to past acquisitions, future expense levels, future hiring, future acquisitions or licensing transactions, evaluation and resolution of the Year 2000 problem, and expenses associated with the Year 2000 problem. These forward-looking statements involve risks and uncertainties, and it is important to note that BEA's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K.

ITEM 1. BUSINESS.

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of cross-platform middleware and application server solutions for enterprise applications. BEA's products and services enable mission-critical, distributed applications to work seamlessly in client/server, Internet, and legacy environments. BEA provides transactional, messaging, and distributed object-based software, as well as an industry-leading Java Web application server, for developing and deploying these enterprise applications. The newly expanded BEA WebLogic product suite provides component-based application servers for delivering mission-critical, Web-enabled applications. In addition to its broad software product line, BEA provides complete solutions to its customers through a full range of services including developing custom components, consulting, training, and support, and BEA's extensive partner network.

   BEA's products are marketed and sold worldwide through a network of BEA sales offices, as well as hardware vendors, independent software vendors ("ISVs") and systems integration companies that are BEA distribution partners and software distributors. The Company's products have been adopted in a wide variety of industries, including banking and finance, telecommunications, retail, Internet, manufacturing, transportation, package delivery, insurance and government. The Company's products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for BEA products are typically priced on a per-user, per-application basis, but BEA also offers licenses priced per server and time-based enterprise licenses.

Industry Background

   Over the past decade, the information systems of many large organizations have evolved from traditional mainframe-based systems to distributed computing environments. This evolution is driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Despite these benefits, large-scale mission-critical applications that enable and support fundamental business processes, such as airline reservations, credit card processing, and customer billing and support systems, have largely remained in mainframe environments. For several decades, the high levels of reliability, scalability, security, manageability and control required for these complex, transaction-intensive systems have been provided by mainframe middleware. Mainframe environments, however, suffer from several shortcomings, including inflexibility, lengthy development and maintenance cycles, and limited, character-based user interfaces. Increasingly, these shortcomings are forcing many organizations to seek out solutions, such as those offered by BEA, that will enable them to overcome the limitations of distributed computing for mission-critical applications while providing the robust computing infrastructure previously unavailable outside the mainframe environment.

   As a result, the information technology infrastructures of large corporations are typically characterized by mixed environments that may include mainframes, mini-computers, servers running on platforms such as UNIX and Windows NT, databases from a variety of vendors, data warehouses, personal computers, mainframe terminals, automated teller machines, point-of-sale devices and credit card readers, all of which are dispersed geographically across the enterprises' many facilities. The various applications used by these corporations typically run on several different computers, and may need to access data from, or update data in, a number of different databases.

   In addition, many businesses are using the World Wide Web as a node of these infrastructures. Businesses use the Internet as a means of selling products to consumers and other businesses, opening new accounts and scheduling service installation, providing account information and customer care, enabling reservations, funds transfers, bill payments and securities trading, and gathering information about customers and their buying habits. Many businesses also use intranets for functions such as inventory control, decision support, logistics, reservations, customer care and provisioning, and sometimes use extranets to make similar information and applications available to their suppliers. Additional value can be obtained from these applications by fully integrating Web-based applications with existing enterprise applications, such as shipping, inventory control, billing, payroll, and general ledger.

   BEA provides a broad family of cross-platform middleware solutions for enterprise applications. BEA's products and services enable mission-critical, distributed applications to work seamlessly in client/server, Internet and legacy environments. Customers use BEA products as a deployment platform for custom and packaged applications, as a means for robust enterprise application integration ("EAI") of mainframe, server and Web-based applications, and as a deployment platform for Web-based applications. Customers also rely on BEA professional services offerings to develop components and custom applications, to customize packaged applications and to integrate applications.

Strategy

   BEA's strategy is to leverage its current leadership position in distributed transaction processing and Enterprise Java-based Web application servers to quickly emerge as the industry-standard platform for component-based e-business applications.

   The key elements of BEA's strategy are:

   Increase BEA's direct and indirect sales capacity. BEA sells its products and services primarily through a direct worldwide sales, support, service and marketing organization. BEA also has partnerships and reseller agreements with hardware vendors, such as Hewlett-Packard, IBM, Sun Microsystems, and Compaq for resale of BEA solutions in conjunction with system sales, and with systems integrators such as Andersen Consulting and EDS for sale of BEA solutions coupled with their offerings. BEA has been aggressively hiring new employees, especially sales people and sales engineers, and intends to continue hiring to strengthen its direct sales capacity. BEA seeks additional partners and deeper commitment from its existing partners to expand sales of BEA products and solutions through indirect channels.

   Promote the embedding of BEA products in ISV applications. BEA will continue to work with Independent Software Tools Vendors ("ISV's") to build their products on BEA platforms, and to embed BEA products into the ISVs' products. Sale of BEA products through ISVs generates revenue for BEA, and creates an opportunity for BEA to license to the ISVs' customers the right to use the embedded BEA products in additional applications.

   Generate repeat business from existing customer base. BEA generally prices its products based on usage, which allows the opportunity for BEA to gain additional revenue from its installed customer base through increased usage. BEA generally prices perpetual licenses based on the number of applications deployed on BEA products or the number and power of servers on which BEA products are installed. Most BEA customers use BEA products for only a small number of applications relative to their total number of enterprise applications, although a few customers use BEA products as a platform for a substantial number of applications. BEA's strategy is to aggressively market and sell to its existing customer base for usage of BEA products as a platform or integration tool for more applications. In addition to perpetual licenses, BEA offers time-based licenses that allow unlimited amount of usage for the two- or three-year duration of the license. BEA's strategy is to aggressively market time-based licenses, as an incentive to customers to increase the number of deployments on BEA products.

   Enhance BEA's technology leadership. Key industry analysts have recognized BEA products for their quality and leadership. BEA intends to continue to invest in its products and solutions, broadening its solutions offerings, adding new functionality, improving ease of use, strengthening product integration, and expanding support for new platforms.

   Drive the emergence of enterprise Java, object-based solutions and electronic commerce. BEA believes that enterprise Java, object-based computing at the enterprise level and electronic commerce will be important drivers for boosting demand for middleware products and solutions. BEA is participating in standards setting groups for Java, and is also providing the most complete implementations of enterprise Java available today. BEA WebLogic Enterprise is the first object transaction monitor, and through its eSolutions business, BEA is helping customers develop component libraries and solutions. BEA TUXEDO and BEA WebLogic currently provide the infrastructure for customer Web sites and integration of Web-based applications with enterprise information technology infrastructures. Through closer integration of BEA WebLogic Server and Enterprise versions, and through new solutions to be developed by BEA's eSolutions division, BEA intends to enhance its e-commerce capabilities.

Customers

   The total number of licensees using BEA products and solutions is greater than 3,000 worldwide. For the fiscal year ended January 31, 1999, BEA added over 550 new customers, including over 300 new WebLogic customers after closing the merger with WebLogic on September 30, 1998.

   BEA's target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse, heterogeneous computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes.

   Following is a representative list of BEA customers:


        Americas            Europe, Middle East &          Asia/Pacific
                                  Africa

--------------------------------------------------------------------------------

 A.G. Edwards & Sons,     Bank Sarasin                Bank Credit Card
 Inc.                     Barclays International      Bank of Queensland
 Allstate Insurance       Britannic Assurance         China Post
 Company                  British Airways             China Telecom
 Amazon.com               Cardif                      China Construction Bank
 Ameritech                Credit Agricole             Industrial and
 AT&T                     CSS Insurance                Commercial Bank of
 AutobyTel                Deutsche Telekom             China
 Banamex                  Die Post                    Korea Customs Service
 Bank of Montreal         dvg Hannover                Korea Telecom
 Bank of Nova Scotia      Electricite de France       LG Telecom
 Bear Stearns             Ericsson                    Macquarie Bank
 Bell Atlantic            Finland Post                New Zealand Justice
 Bell South               France Telecom              Agencies
 Boeing                   HM Customs & Excise         NTT
 Canada Trust             Italy Finance Ministry      PSA Corporation
 Carrefour                (Sogei)                     Samsung Securities
 Charles Schwab           KLM Royal Dutch Airlines    Supreme Court (Korea)
 Chase Manhattan Bank     La Poste                    Telecom New Zealand
 Corporate Express        Lloyds TSB                  Telstra
 CVS                      Lufthansa                   Work and Income New
 DirecTV                  Mobilkom Austria AG         Zealand
 Novus/Discover Card      National Car Rental         Yazaki Corporation
 Enterprise Rent-a-Car    Nokia
 E*Trade Group            Polish Telecom
 FedEx                    Portugal Telecom
 Fidelity Investments     PSA (Peugeot/Citroen)
 First USA                Renault
 GTE                      SAS
 Lucent Technologies      Societe General
 MBNA                     Sonera
 MCI WorldCom, Inc.       Sonofon
 McKesson                 Swedish Post
 Merrill Lynch            S.W.I.F.T.
 Motorola                 Telecom Italia Mobile
 Nortel Networks          Tele Denmark
 PacBell                  Telefonica
 Priceline.com            United Kingdom
 Reuters                   Employment Service
 Sherwin-Williams
 Sprint
 Telmex
 The Gap
 Trip.com
 United Airlines
 U.S. Army
 U.S. Postal Service
 Union Pacific Railroad
 Wells Fargo Bank
 W.W. Grainger

Sales and Marketing

   The Company's sales strategy is to pursue opportunities worldwide within large organizations and organizaions that are establishing electronic commerce businesses through its direct sales, professional services and technical support organizations, complemented by indirect sales channels such as hardware OEMs, packaged application software developers, systems integrators and independent consultants, software tool vendors and software distributors. The Company currently intends to continue to add to its direct sales, support and professional services organizations in all major worldwide markets.

   Direct Sales Organization. BEA markets its software and services primarily through its direct sales organization. As of January 31, 1999, BEA had 750 employees in consulting, training, sales, support and marketing located in over 52 offices in 24 countries. The Company typically uses a consultative, solution-oriented sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because the Company's solutions are typically used as a platform or integration tool for applications that are critical to a customer's business, the Company focuses its initial sales efforts on senior information technology department personnel who are responsible for such applications. Subsequent efforts often include other senior members of a customer's executive management team.

   Strategic Relations. An important element of the Company's sales and marketing strategy is to expand its relationships with third parties and strategic partners to increase the market awareness, demand and acceptance of BEA and its solutions. BEA often benefits from third-party selling assistance and believes that, in a number of instances, its relationships with strategic partners have substantially shortened the Company's sales cycle. Partners have often generated and qualified sales leads, made initial customer contacts, assessed needs and recommended use of BEA solutions prior to BEA's introduction to the customer. A strategic partner can provide customers with additional resources and expertise, especially in vertical markets in which the partner has expertise, to help meet customers' system definition and application development requirements. Types of strategic partners include:

   System platform companies. BEA's partners often act as resellers of BEA solutions, either under the BEA product name or integrated with the platform vendor's own software products, or recommend BEA products to their customers and prospects who are planning to implement high-end, mission-critical applications and Web-based applications on their hardware platform.

   Packaged application software developers. BEA licenses its software to packaged application software vendors. These vendors embed BEA software as an infrastructure for the applications they supply, giving these applications increased distribution, scalability and portability across all platforms on which the embedded BEA product runs. Customers can also easily integrate other applications built using BEA solutions into these packaged applications.

   Systems integrators and independent consultants. Systems integrators often refer their customers to BEA and may utilize BEA as a subcontractor in some situations. BEA also works cooperatively with independent consulting organizations, often being referred to prospective customers by professional services organizations with expertise in high-end transactional applications.

   Independent software tool vendors. Independent software tool vendors who partner with the Company integrate their tools or management software with BEA solutions to enable their customers to build and manage scalable distributed and Web-based applications more easily.

   Distributors. To supplement the efforts of its direct sales force, BEA uses software distributors to sell its products in Europe, Asia, Latin America and, to a lesser degree, North America. As of January 31, 1999, the Company was represented by over 30 distributors.


    System Platform        Packaged Application        Web Application
       Companies                Developers               Developers

--------------------------------------------------------------------------------

 Bull Group              3M Health Information      Ameristar Technologies,
 Compaq                  Systems                    Inc.
 Fujitsu                 Alltel                     Blue Martini Software
 Hewlett-Packard         AMDOCS                     Brio Technology
 Hyundai                 Aurora Information         Cisco Systems
 IBM                     Systems, Inc.              Claritas
 ICL plc                 Bellcore                   Cloudscape
 Intel                   Broadway & Seymour         CyberCash
 Lucky Goldstar          CableDelta                 DMW Worldwide
 NCR Corporation         Cap Gemini Finance         Dorado Software
 NEC                     Cap Gemini Informatique    Hot Office
 Samsung                  Hospitaliere              Impresse Corporation
 Sequent Computer SystemsClarify Inc.               Inference
 Inc.                    Fidelity Technology        Invera
 Siemens-Nixdorf GmbH    Solutions                  KnowledgeSoft
 Sun Microsystems        GTE Data Services          Manugistics
 Unisys Corp.            InConcert, Inc.            Mitra
                         Informix                   MKS
                         Logica                     Moai Technologies
                         Lucent                     NetCentives
                         Mincom Pty Ltd             NetGravity
                         MINT                       Pangea Corporation
                         Pace Health                Qualcomm
                         PeopleSoft Inc.            Radiance Group
                         Reuters                    Rubric, Inc.
                         Sqribe
                         Steria
                         S.W.I.F.T.
                         Syntellect Interactive
                         Services
                         TSI International
                         Software Ltd.
                         Versant

--------------------------------------------------------------------------------
        System                 Tool Vendors         Software Distributors
Integrators/Consultants

--------------------------------------------------------------------------------

 AMS                     Dynasty                    ASL
 Andersen Consulting     Mercury Interactive        Data Serv -- INDL Inc.
 Aurora Information      Corporation                Grupo Ingedigit
 Systems                 Oracle                     Itochu Techno-Science
 Cambridge Technology    Prolifics                  Corp.
 Partners                Rational                   LG Electronics
 Cap Gemini              Symantec                   Liam Software Systems
 Computer Science                                   Ltd.
 Corporation                                        Mitak
 debis                                              Nocom
 Electronic Data Systems                            Oki Electric Industry
  Corporation                                       Co.
 Ernst & Young
 Perot Systems
 PriceWaterhouseCoopers
 Steria (France)
 Tangent Computer, Inc.

   Professional Services. The Company believes that its professional services organization plays a key role in facilitating initial license sales and enabling customers to successfully develop, deploy and manage such applications. Fees for professional services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed.

   Marketing. The Company's marketing efforts are directed at broadening the demand for BEA products and solutions by increasing awareness of the benefits of using the Company's products to build mission-critical distributed and Web-based applications. Marketing efforts are also aimed at supporting the Company's worldwide direct and indirect sales channels. Marketing personnel engage in a variety of activities including conducting public relations and product seminars, issuing newsletters, sending direct mailings, preparing sales collateral and other marketing materials, coordinating the Company's participation in industry trade shows, programs and forums, and establishing and maintaining relationships with recognized industry analysts and press. The Company's senior executives are frequent speakers at industry forums in many of the major markets the Company serves.

Customer and Distributor Support

   The Company believes that a high level of customer support is integral to the successful marketing and sale of BEA solutions. Mission-critical applications require rapid support response and problem resolution. The Company's world-wide support and sales presence enhances its ability to rapidly respond, and to handle support in local languages, which the Company believes gives it an advantage over many of its competitors. The Company's direct sales to customers include a basic level of support. Comprehensive 7x24 support contracts are also available, typically on an annual fee basis. In addition, the Company offers introductory and advanced classes and training programs at the Company's offices, customer sites and training centers worldwide. Telephone hot line support is offered worldwide at either a standard or around-the-clock level, depending on customer requirements. The Company maintains product and technology experts on call at all times worldwide and has support call centers located in San Jose, California; Paris, France; Yokohama, Japan; Seoul, Korea and Brisbane, Australia.

Competition

   The market for middleware and related services is highly competitive. The Company's competitors are diverse and offer a variety of solutions directed at various segments of the middleware and application server marketplace. Competitors include system vendors such as IBM and Sun Microsystems and database vendors such as Oracle, which offer their own middleware or application server functionality for use with their proprietary systems. Microsoft has also announced that it will provide middleware or application server functionality in future versions of its Windows 2000 operating system and has introduced a product that includes certain middleware functionality. In addition, there are companies offering and developing middleware and application integration software products and related services that directly compete with products offered by the Company, such as New Era of Networks. Further, the software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware that supports these tools and performs messaging and other basic middleware functions. Lastly, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those offered by the Company. A number of the Company's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing, sales and other resources, greater name recognition and a larger installed base of customers than the Company.

   The Company believes that the principal competitive factors in the market for its products are the ability to scale to accommodate a large number of users, interoperability with major hardware and software platforms and legacy systems, reliability, time to implementation, robustness, support services and cost. Based on these factors, the Company believes its products compete favorably, although there can be no assurance that the Company can maintain its competitive position against current and potential competitors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--Competition."

Products and Services

   BEA focuses on four lines of products and services offerings, plus additional products and services to provide additional features and capabilities for the four primary lines. The four primary lines are: BEA TUXEDO(R), BEA WebLogic(TM), BEA eLink(TM) and BEA eSolutions(TM).

   BEA TUXEDO. First developed at AT&T Bell Labs in 1984, BEA TUXEDO is a market-proven and time-tested technology that provides the scalability, manageability, platform independence, interoperability, integrity, reliability and security requirements of complex, large-scale, transaction-intensive mission-critical applications in a distributed computing environment. In February 1996, Novell, Inc. ("Novell") named BEA the exclusive distributor of BEA TUXEDO, and turned over product development, sales and support. BEA TUXEDO is a robust platform for developing, deploying, integrating and managing mission-critical applications in distributed computing environments. BEA TUXEDO provides distributed transaction processing and application messaging capabilities and the full complement of services necessary to build and run mission-critical applications. It enables developers to create applications that interoperate across multiple hardware platforms, databases and operating systems.

   BEA TUXEDO provides mainframe-like performance for distributed mission-critical applications. It allows these applications to accommodate thousands of worldwide users, high-transaction throughput, and concurrent access to multiple databases and large volumes of data, while maintaining quick response times, high data integrity and security, and high system availability. At the same time, BEA TUXEDO enables developers and systems managers to take advantage of the benefits offered by distributed computing environments, such as lower incremental technology costs, increased flexibility, faster application development and deployment, and improved access to business information.

   BEA TUXEDO supports over 50 computer platforms. Following is a partial list of the platforms supported by BEA TUXEDO:


     Sun Solaris (Sparc & Intel)                NCR MP-RAS
     HP-UX                                      NEC UX/4800
     IBM AIX                                    Pyramid DC/OSx
     IBM OS/400                                 SCO UnixWare
     IBM OS/390                                 SCO OpenServer
     IBM OS/2                                   Stratus HP-UX
     Compaq Tru64 UNIX                          Tandem NS-UX
     Digital Alpha Windows NT                   Unisys SVR4
     Digital OpenVMS                            Linux
     Sequent DYNIX/ptx                          Apple Mac OS
     Microsoft Intel Windows NT                 Bull AIX
     Microsoft Windows 98                       Data General DG-UX
     Microsoft Windows 95                       Fujitsu UXP/DS
     Microsoft Windows 3.1                      SGI IRIX
     Microsoft DOS                              Siemens Pyramid Reliant UNIX


   BEA WebLogic. To serve different levels of customer needs, BEA WebLogic is a suite of three application server solutions, which can be used individually or together by enterprises of varying sizes.

   BEA WebLogic Express(TM) (formerly known as Tengah/JDBC) is available for customers needing an entry-level Web application server. With BEA WebLogic Express, users can quickly establish a Web application to generate dynamic Web pages that incorporate database query results. Web presentation logic is defined with Enterprise Java-standard Servlets and Java Server Pages, while relational data is accessed through BEA's JDBC solutions. BEA WebLogic Express supports HTML and Java clients.

   BEA WebLogic Server(TM) (formerly known as Tengah) is the midrange product in the WebLogic line for customers requiring a scalable, Enterprise Java-standard application server. It extends WebLogic Express with support for building Java applications that are interconnected across a network. The BEA WebLogic Server was the first Web application server to provide Enterprise JavaBean components, Java messaging and event services, Microsoft COM integration, a zero administration client, session clustering and stateless JavaBean clustering.

   BEA WebLogic Enterprise(TM) (formerly known as BEA M3) is for customers who require a highly scalable, highly available, Enterprise Java-standard application server with support for CORBA and legacy mainframe interoperability. WebLogic Enterprise combines WebLogic Server with BEA M3, the industry's first object transaction monitor, to bring the full enterprise scalability, manageability, platform independence, interoperability, integrity, reliability and security of TUXEDO to the Web-application server market. It is the first product that enables IT managers to incorporate Web-based applications and existing enterprise applications into a unified system, and is designed to protect existing or future investments. BEA WebLogic Enterprise is for large organizations looking to unify Web- and Java-based applications with existing desktop applications, enterprise data, and legacy systems.

   BEA WebLogic Enterprise runs on the same core engine that powers BEA TUXEDO and BEA M3, while supporting the application programming interfaces of Enterprise Java (including EJB), CORBA, and BEA TUXEDO. As a result, applications built using BEA WebLogic Server, BEA M3, or BEA TUXEDO will run unchanged under BEA WebLogic Enterprise. This upward compatibility means customers can start developing and deploying on any of BEA's middleware platforms and will be able to run on BEA WebLogic Enterprise in the future.

   BEA eLink. Customers have used BEA TUXEDO as the basis for EAI projects, in conjunction with a variety of connector and workflow solutions from other vendors. BEA eLink(TM) is a set of EAI solutions for application-to-application integration in industry-leading computer environments, based on BEA TUXEDO, BEA application connection products, and connection and workflow products from vendors such as the Mercator EAI Software from TSI Software and the InConcert 2000 workflow solution from InConcert, Inc.

   BEA eLink is a broad, robust business solution designed to be rapidly implemented and easily maintained, while supporting a heterogeneous mix of platforms, architectures, databases, and third party applications. BEA eLink provides high-performance, transparent access to mission-critical applications and information across networks with a single, standard programming interface.

   BEA eSolutions. In April 1999, BEA launched a new business unit, called BEA eSolutions. In a move to extend BEA's customer solutions beyond just middleware, eSolutions' mission is to deliver component-based and EAI solutions for business-critical computing. Through eSolutions, BEA intends to build component-based products that will enable customers to preserve existing investments while rapidly transitioning to new applications using new technologies like Enterprise JavaBeans (EJB), Extensible Mark-up Language
(XML), [HTTP]. Products to be built by eSolutions will be designed to allow customers to assemble business-critical solutions more rapidly from pre-built application components and EAI software deployed on BEA middleware platforms. BEA sells the component portfolio developed by BEA's Component Development Center as pre-built, reusable solution building blocks, which can be sold in conjunction with the BEA eLink(TM) family of EAI products.

   Consulting, Education and Support Services. BEA provides a wide range of consulting, educational and customer support services to customers developing, deploying and managing mission-critical applications using BEA products. BEA believes that its ability to provide quality support services to customers is critical to its future success and is a key strategic advantage. BEA's service offerings include:

   Consulting services. BEA offers a variety of both packaged and custom consulting services to help customers meet a wide range of objectives throughout the project life cycle. These consulting services include architectural assessment, prototyping, legacy migration, application integration, performance evaluation and tuning, and component assembly and integration. The Company frequently works closely with third party consulting firms and systems integrators who provide customers with reengineering, customization, project management and implementation services.

   Educational services. The Company offers education and training services to assist customers in building competency in its middleware products. These programs range from introductory seminars to immersion training and certification programs. Educational services are offered at customer sites or BEA-designated locations and are led by on-staff instructors or consultants.

   Maintenance and support services. The Company provides support offerings including 24-hour hot-line telephone support, staffed with professionals experienced in the use of the Company's software products. The Company supports worldwide operations with call center hubs in San Jose, California; Paris, France; Yokohama, Japan; Seoul, Korea and Brisbane, Australia.

   Additional BEA Products. In addition, BEA products include:

   BEA MessageQ, which enables messages to be sent from one application to another through an advanced queued message bus, either synchronously or asynchronously, through queues or publish-and-subscribe mechanisms.

   BEA ObjectBroker, which is a CORBA-compliant Object Request Broker ("ORB") that simplifies software integration and the development of new, object-oriented distributed solutions.

   BEA Jolt, which extends the capabilities of BEA TUXEDO to the Internet and Intranets, making mission-critical applications immediately accessible through these media without the need for any additional application programming.

   BEA Builder for TUXEDO, which enables programmers to use familiar graphical development environments, such as Visual Basic, Visual C++ and PowerBuilder, in the development of BEA TUXEDO-based applications.

   BEA Manager, which is a family of products that extends the native management capabilities of BEA TUXEDO by enabling it to integrate with, and take advantage of the capabilities of, various third-party management frameworks, including Hewlett-Packard's OpenView, IBM's NetView, Computer Associates' CA-UNICENTER, and Sun Microsystems' Solstice Enterprise Manager.

Product Development

   BEA's total research and development expenses were approximately $42.6 million and $29.2 million in fiscal years 1999 and 1998, respectively. The Company believes that its success will depend largely upon its ability to enhance existing products and develop or acquire new products that meet the needs of the rapidly evolving middleware marketplace and increasingly sophisticated and demanding customers. The Company intends to continue to devote substantial resources to expanding its product offerings, introducing new products and services, and offering higher levels of integration among its products.

   The Company has made substantial investments in technology acquisitions and product development. BEA TUXEDO was originally developed by AT&T Bell Labs, and had been revised by UNIX System Labs and Novell before BEA became the developer of the product in February 1996. The Company acquired BEA ObjectBroker and BEA MessageQ from Digital as key components of BEA's on-going efforts to enhance its middleware product offerings. TopEnd was acquired from NCR Corporation in June 1998 and BEA WebLogic was acquired through BEA's merger with WebLogic, Inc. in September 1998. Important additional products and technologies were gained through other of the Company's acquisitions. The Company intends to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--Risk of Past and Future Acquisitions."

   The Company's software development activities are conducted in various sites throughout the United States including San Jose, San Francisco and San Diego, California; Dallas, Texas; Liberty Corners, New Jersey; and Nashua, New Hampshire. As of January 31, 1999, the Company had a research and software development staff of approximately 280 professionals, which includes the original four architects and many of the original developers of TUXEDO, as well as the original architects and developers of WebLogic. The Company intends to continue to recruit and hire experienced software developers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--Rapid Technology Change; Dependence on New Products and Product Enhancements."

Intellectual Property and Licenses

   The Company's success depends upon its proprietary technology and intellectual property. The Company relies on a combination of copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company presently has a portfolio of several issued patents and pending patent applications, as well as an exclusive license to several other issued patents and pending patent applications. No assurance can be given that competitors will not successfully challenge the validity or scope of the Company's patents or that such patents will provide a competitive advantage to the Company. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and into license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. In particular, the Company has, in the past, provided certain hardware OEMs with access to its source code, and any unauthorized publication or proliferation of this source code could materially adversely affect the Company's business, operating results and financial condition. Policing unauthorized use of the Company's products is difficult, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--Dependence Upon Proprietary Technology; Risk of Infringement."

Employees

   As of January 31, 1999, BEA had approximately 1,200 full-time employees, including 280 in research and development, 750 in consulting, training, sales, support and marketing and 170 in administration. None of BEA's employees is represented by a collective bargaining agreement, and BEA has never experienced any work stoppage. BEA considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

   BEA's executive offices and those related to product development, corporate marketing and administrative functions, totaling approximately 224,000 square feet, are located in San Jose, California under leases expiring in 2007. The Company has signed an agreement to sublease approximate 40,000 square feet and plans to temporarily sublease as much as 100,000 square feet in total. The Company also leases office space in various locations throughout the United States for sales, support and development personnel and BEA's foreign subsidiaries lease space for their operations. The Company owns substantially all of the equipment used in its facilities, except equipment held under capitalized lease arrangements.

   The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future. See Note 9 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

   No reportable legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   Since its initial public offering on April 11, 1997, the Company's common stock has traded in the Nasdaq National Market under the symbol "BEAS." According to the Company's transfer agent, the Company had approximately 540 stockholders of record as of March 31, 1999. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

   The following table sets forth the high and low sales prices reported on the Nasdaq National Market for BEA common stock for the periods indicated:

                                                                   Low    High
                                                                  ------ ------
   Fiscal year ended January 31, 1999:
     Fourth Quarter.............................................. $ 8.69 $26.38
     Third Quarter...............................................  13.00  25.19
     Second Quarter..............................................  18.50  27.59
     First Quarter...............................................  19.63  29.00
   Fiscal year ended January 31, 1998:
     Fourth Quarter.............................................. $11.56 $20.00
     Third Quarter...............................................  12.94  24.13
     Second Quarter..............................................   6.13  20.38
     First Quarter (from date of initial public offering)........   6.00   6.38

   The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to invest cash generated from operations, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

   During fiscal year 1999, The Company had the following issuances of equity securities of the Company that were not either registered under the Securities Act of 1933, as amended, (the "Securities Act") or exempt from registration under Regulation S of the Securities Act:

   In March 1998, the Company issued 175,000 shares of common stock to two individual shareholders of Penta Systems Technology, Inc. in partial exchange for certain assets of Penta Systems Technology, Inc. On April 30, 1998, the Company issued 560,704 shares of common stock to Leader Group, Inc. shareholders in exchange for all of the outstanding stock of Leader Group, Inc. On September 30, 1998, the Company issued 7,643,120 shares of common stock to WebLogic, Inc. shareholders in exchange for all of the outstanding stock of WebLogic, Inc. In issuing such securities, the Company relied upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In connection with each such transaction, the purchasers represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The purchasers had adequate access to information about the Company. In June and July 1998, the Company issued $250 million principal amount of 4% Convertible Subordinated Notes due June 15, 2005, which are convertible, at the option of the debt holders, into approximately 9,466,111 shares of common stock. Such notes were sold to Qualified Institutional Buyers, as that term is defined in Rule 144A under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA:

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                                       As of or for the fiscal year ended
                                                   January 31,
                                       --------------------------------------
                                       1999(1)   1998(1)   1997(1)     1996
                                       --------  --------  --------  --------
                                         (in thousands, except per share
                                                      data)
   Net revenues....................... $289,042  $166,447  $ 64,566  $  5,133
   Net loss...........................  (51,582)  (22,912)  (87,834)  (17,740)
   Net loss per share basic and
    diluted...........................    (0.73)    (0.44)    (8.84)    (0.74)
   Total assets.......................  403,011   174,203    59,276    18,953
   Long-term obligations..............  250,112       766    49,540     4,287
   Redeemable convertible preferred
    stock.............................       -         -     20,780     6,112

--------
(1) Reflects restatement for all pooling of interests. See Notes 1 and 4 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of cross-platform middleware solutions for enterprise applications. BEA's products and services enable mission-critical distributed applications to work seamlessly in client/server, Internet, and legacy environments. BEA provides transactional, messaging, and distributed object-based software, as well as an industry-leading Java Web application server, for developing and deploying these enterprise applications. The newly expanded BEA WebLogic product suite provides component-based application servers for delivering mission-critical, Web-enabled applications. In addition to its broad software product line, BEA provides complete solutions to its customers through its extensive partner network, and a full range of services including consulting, training, and support. BEA's revenues are derived from fees for software licenses, customer support, education and consulting services.

   Acquisitions. Since its inception, BEA has acquired several companies and product lines, and distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the value of which is being amortized and charged to BEA's operating results over periods ranging from four to ten quarters after completion of the acquisitions. BEA's management views the middleware market as growing but that companies serving that market are consolidating, and that this consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and services offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisitions is impossible to predict and the charges associated with any such acquisitions could materially adversely affect BEA's results of operations beginning in the periods in which any such acquisitions are completed.

   Investment in Distribution Channel. BEA is currently investing in building its sales capacity by aggressively hiring sales and technical sales support personnel, as well as aggressively pursuing partnerships with system platform companies, packaged application software developers, systems integrators and independent consultants, independent software tool vendors, and distributors. This investment results in an immediate increase in expenses, especially in sales and marketing, although the return on such investments, if any, is not anticipated to occur until future periods.

   BEA eSolutions. In April 1999, BEA announced the formation of a concentration on developing and marketing a set of solutions for enterprise application integration, especially in the area of electronic commerce. BEA's planned investment in this effort may affect BEA's anticipated overall financial results, particularly services revenues as a percentage of total revenues, cost of revenues as a percentage of total revenues, and research and development expense as a percentage of total revenues. In addition, investment in this project results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. The expenses adversely affect BEA's operating results in the short term and also in the long term if the anticipated benefits of such investment do not materialize.

   Change in Sales Cycles. Since mid fiscal 1999, BEA has experienced changes in sales cycles for its products. In September 1998, BEA completed its merger with WebLogic, Inc., whose products tend to have a shorter sales cycle than BEA's enterprise application solutions. During the second half of fiscal 1999, an increasing number of BEA customers began negotiating licenses to use BEA's enterprise application solutions products as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single project transactions. In some cases, these architectural commitments have longer sales cycles than BEA's typical transactions, both because of the customer's decision cycle in adopting an architectural platform and because of heightened corporate approval requirements for larger contracts. In some cases, architectural commitment transactions have a shorter than usual sales cycle, in order for the customer to proceed with development of the new applications. These contrasting changes in the sales cycles and product mix may affect BEA's future quarterly revenues, revenue mix and operating results.

Results of Operations

   The following table sets forth BEA's revenues, cost of revenues, operating expenses, interest income and net income as a percentage of total revenues for the fiscal years ended January 31, 1999, 1998 and 1997.

                                                      Fiscal year ended
                                                         January 31,
                                                      ----------------------
                                                      1999    1998     1997
                                                      -----   -----   ------
   Revenues:
     License fees....................................  66.9%   73.9%    72.9%
     Services........................................  33.1    26.1     27.1
                                                      -----   -----   ------
       Total revenues................................ 100.0   100.0    100.0
   Cost of revenues:
     Cost of license fees(1).........................   1.7     2.0      3.4
     Cost of services(1).............................  59.8    62.7     55.4
     Amortization of certain acquired intangible
      assets.........................................   8.1     6.8     13.5
                                                      -----   -----   ------
   Total cost of revenues............................  29.0    24.7     30.9
                                                      -----   -----   ------
   Gross margin......................................  71.0    75.3     69.1
   Operating expenses:
     Sales and marketing.............................  48.1    46.7     48.5
     Research and development........................  14.7    17.5     28.5
     General and administrative......................   9.6    11.0     20.1
     Acquisition related charges.....................  14.6     9.6     96.4
                                                      -----   -----   ------
   Loss from operations.............................. (16.0)   (9.5)  (124.4)
   Interest income and other, net....................  (0.2)   (2.6)   (10.4)
                                                      -----   -----   ------
   Loss before provision for income taxes............ (16.2)  (12.1)  (134.8)
                                                      -----   -----   ------
   Provision for income taxes........................  (1.6)   (1.7)    (1.2)
                                                      =====   =====   ======
   Net loss.......................................... (17.8)% (13.8)% (136.0)%
                                                      =====   =====   ======

--------
(1) Cost of license fees and cost of services are stated as a percentage of license fees and services, respectively.

 Revenues

   BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased $122.6 million or 74 percent from fiscal 1998 to fiscal 1999, and increased $101.9 million or 158 percent from fiscal 1997 to fiscal 1998. These increases reflect additional sales to existing customers, addition of new customer accounts, an increase in service offerings, and a number of strategic acquisitions.

   License Revenues. License revenues increased 57 percent from fiscal 1998 to fiscal 1999 and increased 161 percent from fiscal 1997 to fiscal 1998. The increase in license revenues was mainly due to continued customer and market acceptance of the Company's products, expansion of the Company's direct sales force, and introduction of the BEA M3 and WebLogic products. License revenues as a percentage of total revenues decreased from 74 percent in fiscal 1998 to 67 percent in fiscal 1999. The decrease was attributable to the increase in service revenues as a result of the Company's increased focus on its service offerings.

   Service Revenues. Service revenues increased 120 percent from fiscal 1998 to fiscal 1999 and increased 148 percent from fiscal 1997 to fiscal 1998. Service revenues as a percentage of total revenues increased from 26 percent in fiscal 1998 to 33 percent in fiscal 1999. The increases were primarily due to increased charges for customer support resulting from increased license sales, an increase in consulting services offered by the Company, and increased numbers of service personnel and consultants.

   International Revenues. International revenues accounted for $115.7 million or 40 percent of total revenues in fiscal 1999 compared with $70.3 million or 42 percent in fiscal 1998, and $22.3 million or 34 percent in fiscal 1997. The increases were the result of expansion of the Company's international sales force and the acquisition of foreign distributors.

   While revenues from the European, Middle East and Africa region (EMEA) remained strong during fiscal 1998, the Asia/Pacific region (APAC) experienced significant growth. However, during fiscal 1999 while EMEA experienced 107 percent revenues growth, APAC experienced a 15 percent decline in revenues. Revenues from EMEA represented 32 percent of total revenues in fiscal 1999, compared with 27 percent in fiscal 1998 and 29 percent in fiscal 1997. The increased revenues from EMEA were due to increased demand for our products in Europe as well as growth of our European sales force and acquisition of distributors. Revenues from APAC represented 7 percent of total revenues in fiscal 1999 compared with 14 percent in fiscal 1998 and 5 percent in fiscal 1997. The decrease in revenues from APAC was the result of continued economic, banking and currency difficulties in that region. The Company anticipates that its revenues from APAC will continue to be adversely impacted by the weak Asian economic conditions.

 Cost of Revenues

   Total cost of revenues represented 29 percent, 24 percent and 31 percent of total revenues in fiscal year 1999, 1998 and 1997, respectively. The increase in 1999 was due to the increase in service revenues as a percentage of total revenues, which carry a substantially higher cost of revenues than software licenses. Amortization charges included in cost of revenues also contributed to the increase in 1999, due to the Company's acquisition of the TOP END technology (TOP END). The decrease in 1998 was attributed to lower amortization charges associated with acquired assets.

   Cost of Licenses. Cost of licenses includes expenses related to the purchase of disks and compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses increased 32 percent in fiscal 1999 compared with fiscal 1998 and increased 53 percent in fiscal 1998 compared with fiscal 1997. These costs represented 2 percent, 2 percent and 3 percent of license revenues in fiscal 1999, 1998 and 1997, respectively.

   Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 110 percent from fiscal 1998 to fiscal 1999, and increased 181 percent from fiscal 1997 to fiscal 1998. These increases were the result of the expansion of customer support centers in Europe and Asia, overall increased demand for the Company's services, and increased professional services headcount. Cost of services represented 60 percent, 63 percent and 55 percent of service revenues in fiscal 1999, 1998 and 1997, respectively. Cost of services as a percentage of service revenues increased in fiscal 1998 as a result of fixed costs associated with the expansion of support centers in Europe and Asia and likewise decreased in fiscal 1999 as a result of spreading the fixed costs associated with the support centers over a larger revenue base. In the future, management expects the cost of services as a percentage of total service revenues to range between 55 percent and 65 percent, as the Company continues to build its support and service organization.

   Amortization of Certain Acquired Intangible Assets. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $23.3 million, $11.3 million and $8.7 million for fiscal 1999, 1998 and 1997. The increase is primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 1999 acquisition of the TOP END products and the fiscal 1998 acquisition of the Message Q and ObjectBroker products. In the future, amortization expense associated with these intangible assets recorded prior to January 31, 1999 is expected to total $26.9 million, $21.6 million, $1.2 million, and $350,000 for the fiscal years ending January 31, 2000, 2001, 2002 and thereafter, respectively.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 79 percent in fiscal 1999 compared with fiscal 1998 and increased 148 percent in fiscal 1998 compared with fiscal 1997. These expenses represented 48.1 percent, 46.7 percent and 48.5 percent of total revenues for fiscal 1999, 1998 and 1997, respectively. While remaining fairly constant as a percentage of total revenues, sales and marketing expenses increased due to increased commissions on the Company's increased revenue base, the expansion of the Company's direct sales force and an increase in marketing personnel and programs. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased 46 percent in fiscal 1999 compared with fiscal 1998 and increased 58 percent in fiscal 1998 compared with fiscal 1997. Research and development expenses represented 14.7 percent, 17.5 percent and 28.5 percent of total revenues in fiscal 1999, 1998 and 1997, respectively. The increases in research and development spending were attributed to an increase in software development personnel and related expenses. The decreases in research and development expenses as a percentage of total revenues were primarily due to the substantial increase in license and service revenues. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

   General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, information technology, facilities and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses increased 53 percent in fiscal 1999 compared with fiscal 1998 and increased 41 percent in fiscal 1998 compared with 1997. General and administrative expenses represented 9.6 percent, 11.0 percent and 20.1 percent of total revenues in fiscal 1999, 1998 and 1997, respectively. The increases in general and administrative spending were attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. The decreases in general and administrative expenses as a percentage of total revenues were due to the substantial increase in the Company's total revenues and economies of scale achieved in its administrative function. Goodwill amortization totaled $2.7 million, $0.5 million and $0.2 million in fiscal 1999, 1998 and 1997, respectively. In the future, amortization of goodwill recorded prior to January 31, 1999 is expected to total $4.0 million, $3.5 million, $1.4 million and $20,000 for the fiscal years ending January 31, 2000, 2001, 2002 and thereafter, respectively.

   Acquisition related charges. In connection with certain acquisitions, the Company acquired and wrote off a number of research projects and products that were in process on the acquisition dates, in accordance with generally accepted accounting principles. In fiscal 1999 acquisition related charges were primarily related to the write-off associated with the acquired in-process research and development was $38.3 million relating to the acquisition of TOP END from NCR Corporation ("NCR"). In fiscal 1998, $16.0 million of acquired in-process research and development was written off in connection with the acquisition of certain technologies and products purchased from Digital Equipment Corporation. In fiscal 1997, write-offs associated with acquired in-process research and development included $60.9 million related to the acquisition of rights to BEA TUXEDO and $1.3 million related to the acquisition of Client Server Technologies, OY.

   In June 1998, BEA completed its acquisition of certain middleware assets of NCR. The purchase price was approximately $92.4 million and the transaction was accounted for as a purchase with $38.3 million allocated to in-process technology and $7.7 million to goodwill. Purchased in-process technology represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not yet reached technological feasibility and does not have alternative future uses. The goodwill is being amortized on a straight-line basis over three years.

   A valuation of the purchased assets was performed to assist the Company in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed and in-process technology.

   Core technology and in-process technology were identified and valued through analysis of NCR's and BEA's current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

   The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary methodology utilized in valuing each developed and purchased research and development project. Each developmental project was evaluated to determine if there were any alternative future uses. This evaluation consisted of a specific review of each project, including the overall objectives of the project, progress toward such objectives, and uniqueness of the project. Each in-process project was quantified based upon the engineering man-hours required to reach technological feasibility multiplied by the fully burdened cost per engineering man-hour. The net after-tax cash flows representing the cash flows generated by the respective core and in-process technologies were then discounted to present value based upon a discount rate of 27 percent. The discount rate was based upon an analysis of the weighted average cost of capital for the industry and BEA specifically.

   Interest Expense; Interest Income and Other, Net. Interest expense was $10.4 million in fiscal 1999, compared to $6.1 million and $6.7 million in fiscal 1998 and 1997, respectively. The increase in fiscal 1999 was due to a higher average amount of outstanding borrowings, primarily due to the issuance of $250 million four percent Convertible Subordinated Notes ("Notes"). The decrease in fiscal 1998 was due to a lower average amount of outstanding borrowings and a lower average rate of interest. Interest income was $9.9 million, $ 2.9 million and not significant in fiscal 1999, 1998 and 1997, respectively. The increase in interest income in fiscal 1999 was due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's debt and equity offerings. The increase in interest income in fiscal 1998 was due to the investment of higher average cash, cash equivalent and short-term investments balances, generated primarily from the Company's initial public offering and follow-on offering of its common stock in fiscal 1997.

   The Company has a hedging program to minimize the effect of foreign exchange transaction gains and losses, from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. Gains and (losses) on foreign currency transactions, which are included in interest and other expense, were $340,000, $(600,000) and $(400,000) in fiscal 1999, 1998 and 1997, respectively.

   The Company's international operations generally consist of sales and support organizations that generate revenues and incur service costs and marketing, general, and administrative expenses in local currencies. Product costs, research and development, and corporate marketing and administrative expenses are mostly incurred in U.S. dollars. Thus, a strengthening of local currencies against the U.S. dollar has a positive influence on international revenues translated into dollars and a negative effect on translated local costs and expenses. A weakening of local currencies has a negative effect on translated international revenues and a positive effect on translated local costs and expenses. BEA's hedging program moderates the impact of exchange rate changes on profitability and cash flow.

   Provision for Income Taxes. While the Company has experienced operating losses to date, the Company has incurred income tax expense of approximately $4.9 million, $2.8 million and $0.8 million for fiscal 1999, 1998 and 1997, respectively. The income tax expense consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increase in income taxes for fiscal 1999 relative to fiscal 1998 is primarily due to an overall increase in foreign corporate income taxes. The increase in income taxes for fiscal 1998 relative to fiscal 1997 is primarily due to an overall increase in foreign license and service revenues.

   Under Statement of Financial Accounting Standards No.109 Accounting for Income Taxes ("FAS 109"), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes BEA's historical operating performance and the reported cumulative net losses from prior years, the Company has provided a full valuation allowance against its net deferred tax assets. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 10 to the consolidated financial statements.

Liquidity and Capital Resources

   As of January 31, 1999, total cash, cash equivalents and short-term investments totaled $236.5 million, up from $99.7 million at January 31, 1998. The increase in cash, cash equivalents and short-term investments was primarily due to proceeds from the Convertible Subordinated Notes ("Notes"), offset by cash used in acquisitions, principally the acquisition of TOP END.

   Cash generated from operating activities rose to $27.4 million in fiscal 1999, compared with $2.4 million generated in fiscal 1998 and cash used in operating activities of $20.9 million in fiscal 1997.

   Investing activities consumed $107.8 million in cash during fiscal 1999, compared with $15.0 million and $7.3 million in fiscal 1998 and 1997, respectively. Cash used for investing activities in fiscal 1999 was primarily for a number of strategic acquisitions amounting to $99.4 million and capital expenditures of $13.2 million. Cash used for investing activities in fiscal 1998 was primarily for short-term investment purchases of $8.7 million, capital expenditures of $3.3 million and $2.9 million for a number of strategic acquisitions. Cash used for investing activities in fiscal 1997 was primarily for capital expenditures of $4.7 million and $2.6 million for a number of strategic acquisitions.

   The Company generated $221.0 million from financing activities in fiscal 1999, compared with $100.4 million and $27.4 million in fiscal 1998 and 1997, respectively. The primary source of cash from financing activities in fiscal 1999 was the issuance of the $250 million of Convertible Subordinated Notes. The main use of cash for financing activities in fiscal 1999 was for the payment in full of the $38.7 million outstanding note payable to Novell. The primary source of cash from financing activities in fiscal 1998 and 1997 was from the issuance of common and preferred stock, partially offset by payments on the Company's outstanding notes payable and capital lease obligations.

   As of January 31, 1999, the Company's outstanding short and long-term debt obligations were $250.8 million, up from $45.8 million at January 31, 1998. At January 31, 1999, the Company's outstanding debt obligations consisted principally of the $250 million Notes.

   In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments, available lines of credit and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through January 31, 2000. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

Year 2000 Compliance

   BEA is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

 State of Readiness

   The Company has been evaluating the Year 2000 readiness of the most current versions of BEA M3, BEA TUXEDO and its other software products sold by the Company ("Products"). Internal information technology systems used in our operations ("IT Systems") and our non-IT Systems, such as security systems, building equipment, voice mail and other systems are being evaluated for Year 2000 readiness. The Company's evaluation primarily covers: identification of all Products, IT Systems, and non-IT Systems; assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning.

   The Company has completed the evaluation of the following products and believes the current versions of these products are Year 2000 compliant:

   .  BEA M3

   .  BEA TUXEDO

   .  BEA Manager

   .  BEA Builder

   .  BEA Jolt

   .  BEA ObjectBroker

   .  BEA ObjectBroker Desktop Connection

   .  BEA MQ Series Connection

   .  BEA Connect

   .  BEA TOP END

   .  BEA TOP END LU6.2 IBM Connectivity

   .  BEA WebXpress-all Tengah-related services and facilities

   .  BEA WebXpress-all two-tier JDBC drivers on all platforms

   .  BEA WebXpress-all other products and utilities

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

 Costs Associated with Year 2000 Issues

   To date, the Company has not incurred any material costs in connection with identifying or evaluating Year 2000 compliance issues. Most of its expenses have related to the opportunity cost of time spent by employees of the Company evaluating its software, the current versions of its products, and Year 2000 compliance matters. It is possible that the Company may experience additional costs associated with assisting customers with upgrades, but such costs are not expected by the management to be material.

 Risks of Year 2000 Issues

   Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. Worst case scenarios would include: corruption of data contained in the Company's internal information systems, hardware failure, and the failure of services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.).

 Contingency Plans

   The Company has not fully developed a comprehensive contingency plan to address situations that may result from the Year 2000. If Year 2000 compliance issues are discovered, the Company will evaluate the need for contingency plans relating to such issues.

Factors That May Impact Future Operating Results

   This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements (i) in
Item 1, regarding the emergence of BEA's products as an industry-standard, continued hiring, continued work with third parties, continued investment, electronic commerce boosting demand for middleware, development of new solutions, enhancing BEA's e-commerce capabilities, pursuing worldwide opportunities, building BEA's sales, support and professional services organizations, new products and services, and future acquisitions and licensing transactions and (ii) in Item 7, regarding the impact of Asian economic conditions, expected revenues from TUXEDO, costs of services, expected timing and amount of amortization expenses related to past acquisitions, future expense levels, future hiring, future acquisitions or licensing transactions, evaluation and resolution of the Year 2000 problem, and expenses associated with the Year 2000 problem. These forward-looking statements involve risks and uncertainties, and it is important to note that BEA's actual results could differ materially from those in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed below. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K.

 Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

   BEA was incorporated in January 1995 and therefore has a limited operating history. We have generated revenues to date primarily from sales of BEA TUXEDO, a software product to which we acquired worldwide distribution rights in February 1996, and from fees for related software products and services. We have also acquired a number of businesses, technologies and products, most recently WebLogic, Inc. ("WebLogic"). Our limited operating history and the difficulties of integrating a number of separate and independent business operations subject our business to numerous risks. At January 31, 1999, we had an accumulated deficit of approximately $183.1 million. In addition, in connection with certain acquisitions completed prior to January 31, 1999, we recorded approximately $234.2 million as intangible assets. Under Generally Accepted Accounting Principles, these intangible assets are required to be amortized in future periods. Approximately $175.3 million of these assets have been amortized as of January 31, 1999 and we expect to amortize the remaining approximately $58.9 million in future periods through our fiscal year ending January 31, 2004. We expect to amortize $30.8 million of such intangible assets in the fiscal year ending January 31, 2000 and $25.1 million in the fiscal year ended January 31, 2001. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant, expenses related thereto. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to write off expenses sooner than we expect. Because of BEA's limited operating history and its ongoing write offs associated with prior acquisitions, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

 Potential Fluctuations in Quarterly Operating Results

   We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

  . a widely-predicted freeze in deployment of new computer systems by large corporations in the second half of calendar year 1999, related to remediation of the Y2K problem

  . the size and timing of customer orders, introduction or enhancement of our products or our competitors' products

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

  . the impact and duration of deteriorating economic and political conditions in Asia and related declines in Asian currency values

  .  market acceptance of middleware products

  .  the lengthy sales cycle for our products

  .  technological changes in computer systems and environments

  . structure and timing of acquisitions of businesses, products and technologies, including the acquisition of the TOP END enterprise middleware technology and product family from NCR and the WebLogic application server technology

  . whether we are able to develop, introduce and market new products on a timely basis

  . changes in our or our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of future new products and product enhancements from BEA or competitors

  .  whether we are able to expand our sales and marketing programs

  . the mix of our products and services sold and mix of distribution channels

  .  whether we are able to meet our customers' service requirements

  . costs associated with acquisitions, including the acquisition of the TOP END enterprise middleware technology and product family from NCR, and the WebLogic acquisition

  .  the terms and timing of financing activities

  .  loss of key personnel

  .  fluctuations in foreign currency exchange rates

  . interpretations of the recently-introduced accounting pronouncements on software revenues recognition.

   Industry sources widely predict that many large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the year 2000. Large corporations represent the majority of BEA's customer base, and a material portion of our license fees come from new computer system deployments. BEA is monitoring its customer base, especially customers expected to place orders in late 1999, to determine their plans and have been informed by some of our customers that they intend to freeze. BEA is also taking several management steps to reduce our exposure to a freeze in deployments, such as providing special incentives to our sales force during this time and focussing on transactions that are not dependent on new deployments of pending projects. However, if the freeze in deployments is larger than we anticipate, starts earlier or lasts longer than we anticipate, or affects our targeted customers to a greater degree than we anticipate, our revenues in late 1999 or early 2000 could be materially lower than expected. Furthermore, certain of our customers who intend to freeze deployments in late 1999 have informed us that they intend to accelerate their deployments. This could result in an unusual fluctuation of orders, in which an unusually large number of orders are received in the middle of 1999, then an unusual decrease in orders in subsequent quarters. Customer behavior, and consequently our orders, during this period will be unusually difficult to forecast.

   As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

   Our revenues are derived principally from large orders as customers deploy our products throughout their organizations. Increases in the dollar size of individual license transactions also increase the risk of fluctuation in future quarterly results. If we cannot generate large customer orders, or customers delay or cancel such orders in a particular quarter, it will have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenues shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

   Similarly, shortfalls in our revenues and earnings from levels expected by securities analysts, or decreases in revenue or earnings projections by securities analysts could have an immediate and significant adverse effect on the trading price of our Common Stock. Moreover, our stock price is subject to the volatility generally associated with software and technology stocks and may also be affected by broader market trends unrelated to our performance.

 Risks Associated with Past and Future Acquisitions

   From our inception in January 1995, we have made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. We acquired Leader Group, Inc. ("Leader") and a business unit of Penta Systems Technology, Inc. ("Penta") in the quarter ended April 30, 1998, TOP END in June 1998, the Entersoft Systems Corporation ("Entersoft") in July 1998 and WebLogic in September 1998 (discussed below). We intend to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

   The recently completed WebLogic merger is subject to a number of risks that could adversely affect our ability to achieve the anticipated benefits of this transaction. These risks include the risk that we will not be able to successfully integrate our products and business with WebLogic's and risks relating to the diversion of the attention of the Company's management team, particularly Alfred S. Chuang, previously our Chief Technical Officer, who now oversees WebLogic's operations. There are also risks relating to competition from other web application server providers, particularly those recently acquired by companies with significantly greater resources than ours. The need to focus our management's attention on establishing relationships with, and procedures for communicating with, WebLogic employees may reduce our ability to successfully pursue other opportunities for a period of time. Any departure of key WebLogic employees or significant numbers of other WebLogic employees could have a material adverse effect on our operations. We may also face difficulties in retaining WebLogic customers.

   Recently, the Financial Accounting Standards Board ("FASB") voted to eliminate pooling of interests accounting for acquisitions and voted to eliminate the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to the Company's cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, the Company's results of operations in periods following any such acquisitions could be materially decreased. Although these changes would not directly affect the purchase price for any such acquisitions, they would have the effect of increasing the reported expenses associated with any such acquisitions. To that extent, these changes may make it more difficult for the Company to acquire other companies, product lines or technologies.

 Product Concentration

   We currently derive the majority of our license and service revenues from BEA TUXEDO and from related products and services. Although we expect these products and services to continue to account for the majority of our revenues in the immediate future, we believe that WebLogic will become an increasingly important revenue source. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO and WebLogic, such as competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

 Lengthy Sales Cycle

   Our customers typically use our products to integrate large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. Recently, we have experienced a significant increase in the number of million and multi-million dollar license transactions. This has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. Moreover, in contrast, during the second half of fiscal 1999, an increasing number of BEA customers began negotiating licenses to use BEA's enterprise application solutions as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single application transactions. These architectural commitments also tend to have longer sales cycles than BEA's typical single application transactions, because of both the customer's decision cycle in adopting an architectural platform and heightened corporate approval requirements for larger contracts. We believe general economic conditions that impact customers' capital investment decisions also affect our sales cycles. In addition, industry sources widely predict that large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the year 2000. If our customers stop deploying new computer systems, our revenues could be materially reduced and our operating results could be materially adversely affected, especially in the third and fourth quarters of calendar year 1999 (our fiscal year 2000). Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations and financial condition.

   Although we use a standard license agreement which meets the revenue recognition criteria under current generally accepted accounting principles, we must often negotiate and revise terms and conditions of this standard agreement, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. In addition, while we do not expect the recently issued Statement of Position 97-2, Software Revenues Recognition, ("SOP 97-2") and SOP 98-4 and SOP 98-9, which amend certain provisions of SOP 97-2, to have a material impact on our revenues and earnings, however, detailed implementation guidelines of the new standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in our current revenues recognition practices and such changes could have an adverse impact on revenues and earnings.

 Competition

   The market for middleware and related services is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the middleware and application server marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released a product that includes certain basic application server functionality and has announced that it intends to include middleware functionality in future versions of its Windows 2000 operating system. In addition, there are companies offering and developing middleware and application integration software products and related services that directly compete with products we offer, such as New Era of Networks. Further, software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs basic middleware functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

   Our principal competitors currently include hardware vendors who bundle their own middleware software products with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM and Sun Microsystems are the primary hardware vendors who offer a line of middleware and application server solutions for its customers. IBM's sale of middleware and application server functionality along with its IBM proprietary hardware and application server systems requires us to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise middleware functionality with its proprietary hardware and database systems. We need to differentiate our products based on functionality, interoperability with non-IBM systems, performance and reliability, and establish our products as more effective solutions to customers' needs. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to our enterprise middleware solutions.

   Microsoft has announced that it intends to include certain middleware functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows requires us to compete with Microsoft in the Windows marketplace, where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, it's greater name recognition, its substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability, and need to establish our products as more effective solutions to customers' needs. There can be no assurance that we will be able to successfully differentiate our products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect our business, operating results and financial condition.

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

 Dependence on Proprietary Technology; Risk of Infringement

   Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. No assurance can be given that other companies will not successfully challenge the validity or scope of our patents or that our patents will provide a competitive advantage to us.

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of this source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products or design around any patents or other intellectual property rights we hold.

   We do not believe that any of our products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim the Company's current or future products infringe their rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely effect our business, operating results and financial condition. Such claims might require us to enter into royalty or license agreements. If required, the Company may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon the Company's business, operating results and financial condition. In particular,

BEA has been named in a lawsuit by RSA Data Security ("RSA") claiming that BEA has improperly distributed RSA products and infringed RSA's patents. BEA is investigating this claim and currently believes that it has rights to distribute RSA's products under our TUXEDO distribution agreement with Novell, is entitled to indemnification from Novell for such claim and will not have material liability for such claim. However, there can be no assurance that such claim will not result in a material payment by BEA or diversion of BEA management time and attention.

 International Operations

   International revenues accounted for 40 percent and 42 percent of our consolidated revenues for the fiscal years ended January 31, 1999 and 1998, respectively. We sell our products and services through a network of branches and subsidiaries located in 24 countries worldwide. In addition, we also market through distributors in Europe and the Asia/Pacific region. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. General economic and political conditions in these foreign markets may also impact our international revenues. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that has led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of our Asian customers, which in turn has resulted in the delay of orders for our products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. As a result of such delays, our revenues from Asia for the fiscal year ended January 31, 1999 comprised a lower percentage of total revenues than we have historically experienced. We anticipate that weak Asian conditions will continue to adversely impact our financial results. It is difficult for us to predict the extent of the future impact of these conditions. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

 Management of Growth

   We are continuing to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 1,200 employees in over 52 offices in 24 countries at January 31, 1999. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. There can be no assurance that we will be able to successfully implement improvements to our management information and control systems in an efficient or timely manner or that, during the course of this implementation, we will not discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

 Dependence on Growth of Market for Middleware and Web Application Servers

   We sell our products and services in the middleware and Web application server markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing a presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of middleware technology. There can be no assurance that the markets for middleware technology and Web application servers and related services will continue to grow. If these markets fail to grow or grow more slowly than we currently anticipate, or if we experience increased competition in these markets, our business, results of operations and financial condition will be adversely affected.

 Dependence on Key Personnel and Need to Hire Additional Personnel

   We believe our future success will depend upon our ability to attract and retain highly skilled personnel including the Company's founders, Messrs. William T. Coleman III, Edward W. Scott, Jr., Alfred S. Chuang and key members of management. Competition for these types of employees is intense, and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining qualified candidates in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

 Expanding Distribution Channels and Reliance on Third Parties

   To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as system platform companies, packaged application software developers, systems integrators and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, OEMs and systems integrators. In particular, a significant part of our strategy is to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with additional ISVs to embed our middleware technology in their products. There can be no assurance that we will be able to successfully expand our direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, or otherwise further develop our relationships with indirect distribution channels. There also can be no assurance that any such expansion or additional license agreements would increase our revenues. Although we believe that our investments in the expansion of our direct sales force and in the establishment of other distribution channels through third parties ultimately will improve our operating results, to the extent that such investments are made and revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

   We rely on informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sale process. We will need to expand our relationships with third parties in order to support license revenues growth. Many such firms have similar, and often more established, relationships with our principal competitors. There can be no assurance that these and other third parties will provide the level and quality of service required to meet the needs of our customers, that we will be able to maintain an effective, long term relationship with these third parties, or that these third parties will continue to meet the needs of our customers.

 Rapid Technology Change; Dependence on New Products and Product Enhancements

   The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological development, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. There can be no assurance that our products will adequately address the changing needs of the marketplace or that we will be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect the Company's business, results of operations and financial condition.

 Risk of Software Defects

   The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduced them. We may need to issue corrective releases of our software products to fix these defects or errors. These defects and errors could also cause damage to our reputation, loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, these defects and errors could have a material and adverse effect on our business, results of operations and financial condition.

   Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers' use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition.

   Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts due to the Year 2000 problem could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if BEA's software is not at fault, BEA could suffer material expense and material diversion of management time in defending any such lawsuits.

 Control by Management and Current Stockholders

   As of January 31, 1999, BEA's officers and directors and their affiliates, in the aggregate, had voting control over approximately 58.8 percent of BEA's voting Common Stock. In particular, Warburg, Pincus Ventures, L.P. ("Warburg") had effective voting control over approximately 49.0 percent of BEA's voting Common Stock and beneficially owned approximately 54.7 percent of BEA's Common Stock (which includes the non-voting Class B Common Stock owned by Warburg). As a result, these stockholders would be able to control all matters requiring majority stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg combined with BEA's officers and directors under certain circumstances could have the effect of delaying, or preventing a change in control of BEA.

 Significant Leverage; Debt Service

   In connection with our sale of 4% Convertible Subordinated Notes in June and July 1998, we incurred $250 million in long-term indebtedness. Our principal and interest payment obligations increased substantially because of this indebtedness. The degree to which we are leveraged could materially and adversely affect our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. These notes are convertible into Common Stock, which conversion could cause substantial dilution to stockholders and would increase the number of shares eligible for sale in the market, but would eliminate the need for the Company to repay the principal amount of such converted notes. There can be no assurance, however, that any of these notes will be converted. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

   We will require substantial amounts of cash to fund scheduled payments of interest on these notes, payment of the principal amount of these notes at maturity, payment of principal and interest on our other indebtedness, future capital expenditures and any increased working capital requirements. If we cannot meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. If we cannot obtain such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements may be adversely affected. Any failure by us to satisfy our obligations with respect to these notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture entered into in connection with the issuance of these notes and could cause a default under agreements governing other indebtedness, if any, of BEA.

 Possible Adverse Impact of Recent Accounting Pronouncements

   The American Institute of Certified Public Accountants has issued a series of recent pronouncements which address revenue recognition in the software industry, including SOP 97-2, SOP 98-4, and SOP 98-9. These pronouncements principally focus on concepts versus specific implementation guidance. The Company believes it is in compliance with these standards, but the software industry and the accounting profession are currently discussing a wide range of potential interpretations which may result in the issuance of more pronouncements or interpretive guidance. As future guidance becomes available or if the software industry broadly adopts certain practices which are different than the Company's current revenue recognition practices which could have a material adverse effect on our business practices, financial condition, or results of operations.

   The Company has not fully assessed its ability to comply with SOP 98-9 using current business practices. However, the Company believes that SOP 98-9 may require significantly more revenues to be deferred for certain types of transactions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange

   BEA's revenue originating outside the United States was 40 percent and 42 percent of total revenues in fiscal 1999 and 1998, respectively. International revenues from each geographic sub-region were less than 10 percent of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

   The Company's international business is subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

   The Company's exposure to foreign exchange rate fluctuations arise in part from intercompany accounts in which certain costs of software development, support and product marketing incurred in the United States are charged to the Company's foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results.

   The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contacts in certain European and Asian currencies, principally U.K., France, Germany, Finland, Sweden, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Each month the Company marks to market the foreign exchange contracts based on the change in the foreign exchange rates with any resulting gain or losses recorded in the interest and other expenses.

   The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred.

Interest Rates

   The Company invests its cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term time deposits of the local operating bank.

   The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"). All of the cash equivalent, short term and long term investments are treated as "available-for-sale" under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates.

   However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. At January 31, 1999 the average maturity of the Company's cash equivalents and investments was 10 days.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                               BEA SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
AUDITED FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors.........................   34
Consolidated Balance Sheets as of January 31, 1999 and 1998...............   35
Consolidated Statements of Operations and Comprehensive loss for the years
 ended January 31, 1999, 1998 and 1997....................................   36
Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) for the years ended January 31, 1999, 1998
 and 1997.................................................................   37
Consolidated Statements of Cash Flows for the years ended January 31,
 1999, 1998 and 1997......................................................   38
Notes to Consolidated Financial Statements................................   39

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BEA Systems, Inc.

   We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 1999 and 1998 and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 1999 and 1998, and the consolidated results of its operations and comprehensive loss and its cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 23, 1999

                               BEA SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                               January 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
                         ASSETS
Current assets:
  Cash and cash equivalents..............................  $ 232,556  $  90,984
  Short-term investments.................................      3,895      8,708
  Accounts receivable, net of allowance for doubtful
   accounts of $3,661 at January 31, 1999; $2,033 at
   January 31, 1998......................................     77,068     47,922
  Other current assets...................................      4,279      3,163
                                                           ---------  ---------
    Total current assets.................................    317,798    150,777
Computer equipment, furniture and leasehold improvements,
 net.....................................................     17,185      8,206
Acquired intangible assets, net..........................     58,901     12,315
Other assets.............................................      9,127      2,905
                                                           ---------  ---------
    Total assets.........................................  $ 403,011  $ 174,203
                                                           =========  =========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under lines of credit.......................  $     679  $   1,879
  Accounts payable.......................................      7,615      5,338
  Accrued liabilities....................................     47,747     26,012
  Accrued income taxes...................................      5,991      2,733
  Deferred revenues......................................     33,784     14,963
  Current portion of notes payable and capital lease
   obligations...........................................         43     43,141
                                                           ---------  ---------
    Total current liabilities............................     95,859     94,066
Notes payable and capital lease obligations..............        112        766
Convertible subordinated notes...........................    250,000         -
Commitments and contingencies
Stockholders' equity (deficit):
  Preferred stock issuable in series-$0.001 par value,
   5,000 and 5,613 shares authorized at January 31, 1999
   and 1998; Series A, no shares designated and 245
   shares designated at January 31, 1999 and 1998, no
   shares issued and outstanding and 245 shares issued
   and outstanding at January 31, 1999 and 1998,
   respectively; Series B, no shares designated and 368
   shares designated at January 31, 1999 and 1998, no
   shares issued and outstanding and 357 shares issued
   and outstanding at January 31, 1999 and 1998,
   respectively..........................................         -           1
  Common stock-$0.001 par value, 85,515 shares
   authorized, 58,820 and 38,752shares issued and
   outstanding at January 31, 1999 and 1998,
   respectively..........................................         59         39
  Class B common stock-$0.001 par value, 35,000 shares
   authorized, 17,824 and 30,224 shares issued and
   outstanding at January 31, 1999 and 1998,
   respectively..........................................         18         30
  Additional paid-in capital.............................    243,097    211,556
  Accumulated deficit....................................   (183,116)  (130,519)
  Notes receivable from stockholders.....................       (544)      (544)
  Deferred compensation..................................     (1,880)      (601)
  Accumulated other comprehensive income.................       (594)      (591)
                                                           ---------  ---------
    Total stockholders' equity...........................     57,040     79,371
                                                           ---------  ---------
    Total liabilities and stockholders' equity...........  $ 403,011  $ 174,203
                                                           =========  =========

                             See accompanying notes

                               BEA SYSTEMS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                  Fiscal year ended January
                                                             31,
                                                 -----------------------------
                                                   1999      1998      1997
                                                 --------  --------  ---------
Revenues:
  License fees.................................. $193,511  $122,987  $  47,059
  Services......................................   95,531    43,460     17,507
                                                 --------  --------  ---------
    Total revenues..............................  289,042   166,447     64,566
                                                 --------  --------  ---------
Cost of revenues:
  Cost of license fees..........................    3,225     2,435      1,591
  Cost of services..............................   57,167    27,261      9,695
  Amortization of certain acquired intangible
   assets.......................................   23,290    11,336      8,696
                                                 --------  --------  ---------
    Total cost of revenues......................   83,682    41,032     19,982
                                                 --------  --------  ---------
Gross profit....................................  205,360   125,415     44,584
Operating expenses:
  Sales and marketing...........................  138,926    77,765     31,299
  Research and development......................   42,584    29,151     18,407
  General and administrative....................   27,881    18,242     12,948
  Acquisition related charges...................   42,244    16,000     62,248
                                                 --------  --------  ---------
    Total operating expenses....................  251,635   141,158    124,902
                                                 --------  --------  ---------
Loss from operations............................  (46,275)  (15,743)   (80,318)
Interest expense................................  (10,426)   (6,054)    (6,727)
Interest income and other, net..................    9,975     1,729         11
                                                 --------  --------  ---------
Loss before provision for income taxes..........  (46,726)  (20,068)   (87,034)
Provision for income taxes......................    4,856     2,844        800
                                                 --------  --------  ---------
Net loss........................................  (51,582)  (22,912)   (87,834)
Other comprehensive income/(loss):
  Foreign currency translation adjustments......        5      (646)        74
  Unrealized loss on available-for-sale
   investments, net of income taxes.............       (8)      (19)        -
                                                 --------  --------  ---------
Comprehensive loss.............................. $(51,585) $(23,577) $ (87,760)
                                                 ========  ========  =========
Basic and diluted net loss per share............ $  (0.73) $  (0.44) $   (8.84)
                                                 ========  ========  =========
Shares used in computing basic and diluted net
 loss per share.................................   70,247    52,691     10,031
                                                 ========  ========  =========

                             See accompanying notes

                               BEA SYSTEMS, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                         (in thousands, except shares)

                     Series B
                    redeemable
                    convertible
                  preferred stock
                      Amount
                  ---------------
Balance at
January 31,
1996............     $  6,112
Issuance of
Series A
preferred
stock...........           -
Issuance of
common stock....           -
Common shares
issued under
stock option
plans...........           -
Issuance of
Series B
redeemable
convertible
preferred
stock...........       13,788
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred
stock...........          880
Issuance of
common stock for
services........           -
Deferred
compensation for
stock option
grants, net of
amortization....           -
Cash
distributions to
Leader Group
Founders........           -
Net loss........           -
Foreign currency
translation
adjustment......           -
                     --------
Balance at
January 31,
1997............       20,780
Issuance of
common stock,
net of issuance
costs of
$3,062..........           -
Common shares
issued under
stock option and
stock purchase
plans...........           -
Issuance of
Series B
preferred stock,
net of issuance
costs of $10....           -
Issuance and
exercise of
common stock
warrants........           -
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred
stock...........          268
Conversion of
Series A and
Series B
preferred
stock...........      (21,048)
Conversion of
debt
obligations.....           -
Amortization of
deferred
compensation....           -
Cash
distributions to
Leader Group
Founders........           -
Net loss........           -
Foreign currency
translation
adjustment......           -
Unrealized
losses on
available-for-
sale
investments, net
of tax..........           -
                     --------
Balance at
January 31,
1998............           -
Issuance of
common stock....           -
Common shares
issued under
stock option and
stock purchase
plans...........           -
Conversion of
preferred
stock...........           -
Conversion of
Series B and
Series A common
stock...........           -
Amortization of
deferred
compensation....           -
Cash
distributions to
Leader Group
Founders........           -
Losses from
WebLogic for the
month ended
January 31,
1998............           -
Net loss........           -
Foreign currency
translation
adjustment......           -
Unrealized
losses on
available-for-
sale
investments, net
of tax..........           -
                     --------
Balance at
January 31,
1999............           -
                     ========
                                                     Stockholders' Equity (Deficit)
                  -----------------------------------------------------------------------------------------------------
                                   Class B                           Notes                   Accumulated      Total
                  Preferred Common Common  Additional              receivable                   other     stockholders'
                    stock   stock   stock   paid-in   Accumulated     from       Deferred   comprehensive    equity
                   Amount   Amount Amount   capital     deficit   stockholders compensation income (loss)   (deficit)
                  --------- ------ ------- ---------- ----------- ------------ ------------ ------------- -------------
Balance at
January 31,
1996............     $11     $ 9    $  -    $ 20,469   $ (17,808)    $(544)      $    -         $  -        $  2,137
Issuance of
Series A
preferred
stock...........       6       -       -      10,551          -         -             -            -          10,557
Issuance of
common stock....       -       5       -         568          -         -             -            -             573
Common shares
issued under
stock option
plans...........       -       1       -         113          -         -             -            -             114
Issuance of
Series B
redeemable
convertible
preferred
stock...........       -       -       -          -           -         -             -            -              -
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred
stock...........       -       -       -          -         (880)       -             -            -            (880)
Issuance of
common stock for
services........       -       -       -          20          -         -             -            -              20
Deferred
compensation for
stock option
grants, net of
amortization....       -       -       -         973          -         -           (845)          -             128
Cash
distributions to
Leader Group
Founders........       -       -       -          -         (315)       -             -            -            (315)
Net loss........       -       -       -          -      (87,834)       -             -            -         (87,834)
Foreign currency
translation
adjustment......       -       -       -          -           -         -             -            74             74
                  --------- ------ ------- ---------- ----------- ------------ ------------ ------------- -------------
Balance at
January 31,
1997............      17      15       -      32,694    (106,837)     (544)         (845)          74        (75,426)
Issuance of
common stock,
net of issuance
costs of
$3,062..........       -      12       -     138,156          -         -             -            -         138,168
Common shares
issued under
stock option and
stock purchase
plans...........       -       2       -       3,887          -         -             -            -           3,889
Issuance of
Series B
preferred stock,
net of issuance
costs of $10....       1       -       -         989          -         -             -            -             990
Issuance and
exercise of
common stock
warrants........       -       -       -         790          -         -             -            -             790
Accretion of
cumulative
dividends on
Series B
redeemable
convertible
preferred
stock...........       -       -       -          -         (268)       -             -            -            (268)
Conversion of
Series A and
Series B
preferred
stock...........     (17)      8      30      21,027          -         -             -            -          21,048
Conversion of
debt
obligations.....       -       2       -      14,013          -         -             -            -          14,015
Amortization of
deferred
compensation....       -       -       -          -           -         -            244           -             244
Cash
distributions to
Leader Group
Founders........       -       -       -          -         (502)       -             -            -            (502)
Net loss........       -       -       -          -      (22,912)       -             -            -         (22,912)
Foreign currency
translation
adjustment......       -       -       -          -           -         -             -          (646)          (646)
Unrealized
losses on
available-for-
sale
investments, net
of tax..........       -       -       -          -           -         -             -           (19)           (19)
                  --------- ------ ------- ---------- ----------- ------------ ------------ ------------- -------------
Balance at
January 31,
1998............       1      39      30     211,556    (130,519)     (544)         (601)        (591)        79,371
Issuance of
common stock....       3       -       -      18,187          -         -             -            -          18,190
Common shares
issued under
stock option and
stock purchase
plans...........      -        4       -      13,354          -         -         (1,650)          -          11,708
Conversion of
preferred
stock...........      (4)      4       -          -           -         -             -            -              -
Conversion of
Series B and
Series A common
stock...........       -      12     (12)         -           -         -             -            -              -
Amortization of
deferred
compensation....       -       -       -          -           -         -            371           -             371
Cash
distributions to
Leader Group
Founders........       -       -       -          -         (559)       -             -            -            (559)
Losses from
WebLogic for the
month ended
January 31,
1998............       -       -       -          -         (456)       -             -            -            (456)
Net loss........       -       -       -          -      (51,582)       -             -            -         (51,582)
Foreign currency
translation
adjustment......       -       -       -          -           -         -             -             5              5
Unrealized
losses on
available-for-
sale
investments, net
of tax..........       -       -       -          -           -         -             -            (8)            (8)
                  --------- ------ ------- ---------- ----------- ------------ ------------ ------------- -------------
Balance at
January 31,
1999............       -     $59    $ 18    $243,097   $(183,116)    $(544)      $(1,880)       $(594)      $ 57,040
                  ========= ====== ======= ========== =========== ============ ============ ============= =============

                            See accompanying notes

                               BEA SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Fiscal year ended January
                                                              31,
                                                  -----------------------------
                                                    1999       1998      1997
                                                  ---------  --------  --------
Operating activities:
  Net loss......................................  $ (51,582) $(22,912) $(87,834)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:..
    Depreciation and amortization...............      4,377     2,586     1,514
    Amortization of deferred compensation.......        371       244       128
    Amortization of certain acquired intangible
     assets and write-off of in-process research
     and development............................     66,643    27,796    71,054
    Other.......................................       (614)      358        20
    Changes in operating assets and liabilities,
     net of business combinations:
      Accounts receivable.......................    (28,856)  (22,631)  (14,390)
      Other current assets......................       (923)    5,765    (2,039)
      Other assets..............................        311        53    (2,231)
      Accounts payable..........................      1,706     2,039     2,850
      Accrued liabilities.......................     17,189     2,842     3,589
      Deferred revenues.........................     18,821     6,219     6,425
                                                  ---------  --------  --------
Net cash provided by (used in) operating
 activities.....................................     27,443     2,359   (20,914)
                                                  ---------  --------  --------
Investing activities:
  Purchases of computer equipment, furniture and
   leasehold improvements.......................    (13,188)   (3,322)   (4,745)
  Payments for business combinations, net of
   cash acquired................................    (99,432)   (2,925)   (2,566)
  Purchases of available-for-sale short-term
   investments..................................     (1,374)   (8,708)       -
  Sales of available-for-sale short-term
   investments..................................      6,187        -         -
                                                  ---------  --------  --------
Net cash used in investing activities...........   (107,807)  (14,955)   (7,311)
                                                  ---------  --------  --------
Financing activities:
  Net borrowings (payments) under lines of
   credit.......................................     (1,200)   (7,171)    9,050
  Proceeds from notes payable and capital lease
   obligations..................................    244,698     6,123     1,264
  Payments on notes payable and capital lease
   obligations..................................    (45,717)  (41,143)   (7,540)
  Distributions.................................       (559)     (502)     (315)
  Proceeds from issuance of common and preferred
   stock, net...................................     23,902   143,047    24,957
                                                  ---------  --------  --------
Net cash provided by financing activities.......    221,124   100,354    27,416
                                                  ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................    140,760    87,758      (809)
Effect of exchange rate changes on cash.........        812      (646)       74
Cash and cash equivalents at beginning of year..     90,984     3,872     4,607
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $ 232,556  $ 90,984  $  3,872
                                                  =========  ========  ========

                             See accompanying notes

                               BEA SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

 Description of business

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of cross-platform middleware and application server solutions for enterprise applications. BEA's products and services enable mission-critical, distributed applications to work seamlessly in client/server, Internet, and legacy environments. BEA provides transactional, messaging, and distributed object-based software, as well as an industry-leading Java Web application server, for developing and deploying these enterprise applications. The newly expanded BEA WebLogic product suite provides component-based application servers for delivering mission-critical, Web-enabled applications. In addition to its broad software product line, BEA provides complete solutions to its customers through a full range of services including consulting, training, and support, and BEA's extensive partner network.

 Principles of consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Operations of businesses acquired and accounted for as purchases are consolidated as of the date of acquisition. On April 30, 1998, the Company acquired Leader Group Inc. ("Leader Group") in a merger transaction accounted for as a pooling of interests. On September 30, 1998, the Company acquired WebLogic, Inc. ("WebLogic") in a merger transaction also accounted for as a pooling of interests. All financial information has been restated to reflect the combined operations of the Company, Leader Group and WebLogic.

 Use of estimates

   The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

 Foreign currencies

   The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the balance sheet date while revenues and expense accounts are translated at weighted average rates during the period. Foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income.

   The Company hedges a portion of its exposure on certain intercompany receivables and payables denominated in foreign currencies using forward foreign exchange contracts, which are recorded at fair value at each balance sheet date. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded currently in interest and other expense and offset corresponding gains and losses on the foreign currency accounts being hedged. Net gain (losses) resulting from foreign currency transactions, were approximately $340,000, $(600,000) and $(400,000) in fiscal years 1999, 1998 and 1997, respectively.

 Cash, cash equivalents and short-term investments

   Cash and cash equivalents consist of highly liquid investments with maturity of 90 days or less from the date of purchase. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximates their fair market value.

   Short-term investments consist principally of commercial paper and time deposits with remaining maturities of one year or less. The Company determines the appropriate classification of its short-term investments at the

                               BEA SYSTEMS, INC.

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

 Concentration of credit risk

   The Company invests its cash, cash equivalents and short-term investments with financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

   The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations. No customer accounted for more than 10 percent of total revenues in any of the fiscal years ended January 31, 1997, 1998 or 1999.

 Computer equipment, furniture and leasehold improvements

   Computer equipment, furniture and leasehold improvements are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Assets under capital leases are amortized over the lesser of five years or the life of the lease, while leasehold improvements are amortized over the shorter of the estimated useful life or the lease term.

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

 Long-lived assets

   In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("FAS 121"), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such events have occurred with respect to the Company's long-lived assets, which consist primarily of acquired intangible assets, computer equipment, furniture and leasehold improvements.

                               BEA SYSTEMS, INC.

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

 Product concentration

   The Company currently derives the majority of its license and service revenues from BEA TUXEDO and related products and services. These products and services are expected to continue to account for the majority of the Company's revenues for the foreseeable future.

 Revenue recognition

   The Company recognizes revenues in accordance with American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed and determinable, and collectibility is probable.

   Services revenue includes consulting services, post-contract customer support and training. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. Actual results could differ from those estimates and, as a result, future gross margin on such contracts may be more or less than planned. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is reported as deferred revenues.

 Stock-based compensation

   The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As allowed under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation FAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with stock awards.

 Net loss per share

   The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"). Under this standard, basic net loss per share is computed based on the weighted average number of shares of the Company's common stock. Diluted net loss per share is computed based on the weighted average

                               BEA SYSTEMS, INC.

number of shares of the Company's common stock and common equivalent shares (stock options, warrants, convertible notes and preferred stock), if dilutive.

   The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                                  Fiscal year ended January
                                                             31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
   Basic and diluted loss per share:
   Numerator:
     Net loss.................................... $(51,582) $(22,912) $(87,834)
     Effect of Series B Redeemable Convertible
      Preferred Stock dividends..................       -       (268)     (880)
                                                  --------  --------  --------
     Net loss available to common stockholders... $(51,582) $(23,180) $(88,714)
                                                  ========  ========  ========
   Denominator:
     Weighted average shares.....................   71,766    54,713    12,788
     Shares subject to repurchase................   (1,519)   (2,022)   (2,757)
                                                  --------  --------  --------
     Weighted average shares, net................   70,247    52,691    10,031
                                                  ========  ========  ========
     Basic and diluted net loss per share........ $  (0.73) $  (0.44) $  (8.84)
                                                  ========  ========  ========

   The computation of diluted net loss per share for the fiscal years ended January 31, 1999 and 1998 excludes the impact of 5.4 million and 5.9 million stock options, respectively, the conversion of the 4% convertible subordinated notes, which are convertible into 9.5 million shares of common stock, and 602,000 and 17,411 shares of convertible preferred stock at January 31, 1998 and 1997; as such impact would be antidilutive for the periods presented.

 Comprehensive income

   On February 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("FAS 130"). This standard established new rules for the reporting and display of comprehensive income and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS 130.

 Segment Information

   In 1998 the Company adopted Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment. The adoption of FAS 131 had no effect on the Company's financial position and results of operation.

                               BEA SYSTEMS, INC.

2. Financial Instruments

 Short-term investments

   The following is a summary of available-for-sale securities at January 31, 1999 and 1998 (in thousands):

                                   January 31, 1999                January 31, 1998
                             ------------------------------  ----------------------------
                                          Gross                          Gross
                             Amortized  unrealized   Fair    Amortized unrealized  Fair
                               cost       losses    value      cost      losses    value
                             ---------  ---------- --------  --------- ---------- -------
   Commercial paper........  $117,188      $(35)   $117,153   $40,460     $(27)   $40,433
   Money market............    82,476        -       82,476    42,772              42,772
   Time deposits...........     3,895        -        3,895     3,722       -       3,722
   Forward foreign currency
    contracts..............      (206)       -         (206)      (22)      -         (22)
                             --------      ----    --------   -------     ----    -------
                             $203,353      $(35)   $203,318   $86,932     $(27)   $86,905
                             ========      ====    ========   =======     ====    =======

   Included in the above table are securities with fair values totaling $199.4 million and $78.2 million at January 31, 1999 and 1998, respectively, which are classified as cash and cash equivalents and $3.9 million and $8.7 million at January 31, 1999 and 1998, which are classified as short-term investments in the accompanying consolidated balance sheets. All short-term investments mature within six months. At January 31, 1999 and 1998, short-term investments included restricted time deposits of $3.5 million and $2.5 million, respectively, which collateralize borrowings (see Note 8).

 Foreign currency contracts

   The Company enters into forward foreign currency contracts to reduce the exposure to foreign currency fluctuations as a result of certain intercompany assets and liabilities denominated in foreign currencies. At January 31, 1999 and 1998, the Company had outstanding forward foreign currency contracts with a notional amount of approximately $20 million for each fiscal year. Substantially all of the Company's forward foreign currency contracts have maturities of 90 days or less. The fair value of foreign currency contracts is estimated based on the spot rate of each of the various hedged currencies as of the end of the period.

   The Company's foreign currency contract notional amounts exchanged at January 31, 1999 and 1998 were as follows (in thousands):

                                                                  January 31,
                                                                ----------------
                                                                  1999    1998
                                                                -------- -------
      British pounds........................................... $  1,400 $ 3,500
      German marks.............................................    3,400   3,100
      Japanese yen.............................................    3,100   8,000
      French francs............................................    5,200   3,200
      Swedish krona............................................    1,600   1,200
      Finnish markka...........................................    3,200      -
      Other....................................................    2,100   1,000
                                                                -------- -------
                                                                $ 20,000 $20,000
                                                                ======== =======

                               BEA SYSTEMS, INC.

 Fair value of financial instruments

   The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                    January 31,
                                         -------------------------------------
                                               1999                1998
                                         ------------------  -----------------
                                         Carrying    Fair    Carrying   Fair
                                          amount    value     amount    Value
                                         --------  --------  --------  -------
   Financial assets:
     Cash and cash equivalents.........  $232,556  $232,556  $90,984   $90,984
     Short-term investments............     3,895     3,895    8,708     8,708
   Financial liabilities:
     Borrowings under lines of credit..       679       679    1,879     1,879
     Notes payable and capital lease
      obligations (including current
      portion).........................       155       155   43,907    43,907
     Convertible subordinated notes....   250,000   183,500       -         -
   Off balance sheet instruments:
     Foreign currency forward
      contracts........................      (206)     (206)     (22)      (22)

   The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

   For certain of the Company's financial instruments, including cash and cash equivalents, short-term investments, and notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of foreign currency forward contracts was based on the estimated amount at which they could be settled based on quoted exchange rates. The fair value of the convertible subordinated notes are estimated using quoted market prices.

3. Computer Equipment, Furniture and Leasehold Improvements

   Computer equipment, furniture and leasehold improvements consist of the following (in thousands):

                                                                 January 31,
                                                               ----------------
                                                                1999     1998
                                                               -------  -------
   Computer equipment......................................... $ 8,953  $ 5,809
   Furniture and equipment....................................   6,621    2,409
   Leasehold improvements.....................................   8,273    2,454
   Furniture and equipment under capital leases...............   1,789    1,608
                                                               -------  -------
                                                                25,636   12,280
   Accumulated depreciation and amortization..................  (8,451)  (4,074)
                                                               -------  -------
                                                               $17,185  $ 8,206
                                                               =======  =======

   Accumulated amortization for furniture and equipment under capital leases was approximately $693,000 and $432,000 at January 31, 1999 and 1998, respectively.

                               BEA SYSTEMS, INC.

4. Business Combinations

 WebLogic, Inc. and Leader Group, Inc.

   On September 30, 1998 the Company issued 7,643,120 shares of its common stock to acquire WebLogic, Inc., a San Francisco-based software company, in a transaction accounted for as a pooling of interests. The Company's financial statements include WebLogic's results of operations and cash flows for all periods presented. Prior to pooling with BEA, WebLogic's fiscal year followed the calendar year. Accordingly, the Company's consolidated financial statements for the fiscal years ended January 31, 1998 and 1997 include the financial position of WebLogic as of December 31, 1997 and 1996, and its statement of operations, stockholders equity and cash flows for the year ended December 31, 1997 and the period from January 18, 1996 (date of inception) to December 31, 1996, respectively.

   On April 30, 1998, the Company issued 560,704 shares of its common stock to acquire Leader Group, Inc., a Denver-based private company specializing in consulting solutions for the development, deployment and delivery of mission-critical distributed object applications, in a transaction accounted for as a pooling of interests. The Company's consolidated financial statements include the results of operations, financial position and cash flows of Leader Group for the periods presented. In connection with the transaction, the Company incurred approximately $491,000 in merger-related expenses consisting primarily of legal and other professional fees in the first quarter of fiscal year 1999.

   The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow (in thousands):

                                   For the period up to
                                     acquisition date
                               ----------------------------
                                              Eight months  Fiscal year ended
                                Three months      ended        January 31,
                                   ended      September 30, ------------------
                               April 30, 1998     1998        1998      1997
                               -------------- ------------- --------  --------
   Total revenues:
     BEA Systems, Inc. .......    $56,343       $146,806    $157,189  $ 61,598
     Leader Group, Inc. ......      1,107             -        4,909     2,742
     WebLogic, Inc. ..........         -           5,780       4,349       226
                                  -------       --------    --------  --------
       Combined...............    $57,450       $152,586    $166,447  $ 64,566
                                  =======       ========    ========  ========
   Net income (loss):
     BEA Systems, Inc. .......    $ 1,455       $(58,070)   $(21,995) $(88,665)
     Leader Group, Inc. ......        117             -        1,003       949
     WebLogic, Inc............         -          (6,273)     (1,920)     (118)
                                  -------       --------    --------  --------
       Combined...............    $ 1,572       $(64,343)   $(22,912) $(87,834)
                                  =======       ========    ========  ========

   As required by generally accepted accounting principles, the effect of transactions between the Company, Leader Group and WebLogic prior to the combination have been eliminated. There were no significant conforming accounting adjustments.

 Entersoft Systems Corporation

   In July 1998, the Company acquired Entersoft Systems Corporation, an independent distributor of TOP END products. The purchase price was approximately $2.7 million in cash. The Company has accounted for the acquisition using the purchase method, with the purchase price being allocated primarily to intangible assets.

                               BEA SYSTEMS, INC.

 TOP END

   On June 16, 1998, the Company completed an Asset Purchase Agreement with NCR Corporation ("NCR") under which the Company purchased the TOP END enterprise middleware technology and product family for approximately $92.4 million in cash. The Company has accounted for the acquisition as a purchase of assets. In connection with the purchase, the Company recorded a charge of $38.3 million relating to acquired in-process research and development.

   A valuation of the purchased assets was performed to assist the Company in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed and in-process technology.

   Core technology and in-process technology were identified and valued through analysis of NCR's and BEA's current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

   The Income Approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the primary methodology utilized in valuing each developed and purchased research and development project. Each developmental project was evaluated to determine if there were any alternative future uses. This evaluation consisted of a specific review of each project, including the overall objectives of the project, progress toward such objectives, and uniqueness of the project. Each in-process project was quantified based upon the engineering man-hours required to reach technological feasibility multiplied by the fully burdened cost per engineering man-hour. The net after-tax cash flows representing the cash flows generated by the respective core and in-process technologies were then discounted to present value based upon a discount rate of 27 percent. The discount was based upon an analysis of the weighted average cost of capital for the industry and BEA specifically.

   The following is a summary of the purchase price allocation (in thousands):

      Current assets and other intangible assets....................... $ 7,907
      Liabilities assumed..............................................  (1,007)
      Developed technology.............................................  39,500
      Acquired in-process research and development.....................  38,300
      Goodwill.........................................................   7,700
                                                                        -------
                                                                        $92,400
                                                                        =======

 Penta Systems Technology, Inc.

   In March 1998, the Company acquired certain assets of Penta Systems Technology, Inc. ("Penta"), a distributor of BEA TUXEDO in Korea. The purchase price of the transaction was approximately $5.7 million, paid with a combination of cash and common stock. The Company has accounted for the acquisition using the purchase method and allocated to developed technology.

 Digital Equipment Corporation

   On March 26, 1997, the Company completed an agreement with Digital Equipment Corporation ("Digital") to acquire exclusive worldwide rights to MessageQ, ObjectBroker and other related products. The purchase price

                               BEA SYSTEMS, INC.

(including $308,000 direct acquisition costs) was approximately $20.1 million. The acquisition was accounted for using the purchase method. Of the aggregate consideration, $5.0 million was paid in cash on closing and aggregate payments of $17.0 million were due pursuant to a convertible promissory note. Interest was imputed on the convertible promissory note at 8 percent, which resulted in the recorded liability of approximately $14.0 million on a present value basis. In addition, the Company granted Digital a warrant to purchase 500,000 shares of common stock at a price of $6.00 per share.

   The following is a summary of the purchase price allocation (in thousands):

      Current assets and other tangible assets......................... $ 6,017
      Liabilities assumed..............................................  (6,247)
      Acquired in-process research and development.....................  16,000
      Developed technology.............................................   3,700
      Goodwill.........................................................     613
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

 Client Server Technologies, OY

   On June 12, 1996, the Company acquired all of the outstanding stock of Client Server Technologies, OY ("CST"), a distributor of BEA TUXEDO in Finland. The purchase price (including direct acquisition costs) was approximately $2.2 million, which was paid in cash. The Company has accounted for the acquisition using the purchase method.

 Tuxedo Product Line

   On February 23, 1996, the Company entered into a license agreement with Novell, Inc. and acquired exclusive rights to distribute and make enhancements to Novell's TUXEDO product on UNIX, Windows NT and all non-NetWare platforms. In addition, the Company assumed Novell's obligations and rights under all contracts with TUXEDO partners, distributors and customers and exclusive rights to the TUXEDO trademark. The license fee (including direct transaction costs) was approximately $77.5 million and consisted primarily of a note payable to Novell with fixed payment terms (See Note 8). During fiscal year 1999 the balance of the note payable was paid in full.

   The following is a summary of the purchase price allocation (in thousands):

      Current assets and other tangible assets......................... $ 4,270
      Liabilities assumed..............................................    (702)
      Acquired in-process research and development.....................  60,948
      Developed technology.............................................   9,825
      Trademarks and tradenames........................................   3,159
                                                                        -------
                                                                        $77,500
                                                                        =======

                               BEA SYSTEMS, INC.

5. Acquired Intangible Assets

   Acquired intangible assets consist of the following (in thousands):

                                                                January 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
      Developed technology and distribution rights.......... $ 89,157  $ 27,610
      Trademarks and tradenames.............................    5,017     3,417
      Goodwill..............................................   12,240     2,784
                                                             --------  --------
                                                              106,414    33,811
      Accumulated amortization..............................  (47,513)  (21,496)
                                                             --------  --------
                                                             $ 58,901  $ 12,315
                                                             ========  ========

6. Other Assets

   Included in other assets at January 31, 1999 and 1998 was $200,000 and $1.2 million, respectively, invested in bank certificates of deposit with interest rates ranging from 4.40 percent to 4.50 percent at January 31, 1999, and 3.90 percent to 4.25 percent at January 31, 1998. The certificates of deposits support letters of credit that are required as security deposits under certain of the Company's facilities leases and other credit arrangements.

   Also included in other assets at January 31, 1999 and 1998 were notes receivable of $1.1 million and $720,000, respectively, from executive officers of the Company for the financing of real property. The notes receivable, which are secured by deeds of trust on real property, bear interest at 7 percent per annum. One note is due and payable on the earlier of January 1, 2001 or termination of the executive's employment with the Company, and the other is due and payable on the earlier of January 31, 2004 or termination of the executive's employement with the Company. The notes may be repaid at any time prior to the due date.

   During fiscal 1999, the company incurred $7.3 million debt issuance costs in connection with the issuance of the $250 million Convertible Subordinated Notes (see Note 8). The costs are being amortized to interest expense over 84 months, the original life of the Notes. Included in other assets at January 31, 1999, the unamortized balance of the debt issuance cost is $6.6 million.

7. Accrued Liabilities

   Accrued liabilities consist of the following (in thousands):

                                                                  January 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
      Accrued payroll and related liabilities.................. $24,605 $14,925
      Accrued sales and value added tax........................   3,871   3,425
      Other accrued liabilities................................  19,271   7,662
                                                                ------- -------
                                                                $47,747 $26,012
                                                                ======= =======

8. Line of Credit, Notes Payable and Capital Lease Obligations

 Borrowings under lines of credit

   At January 31, 1999, the Company had outstanding $700,000, pursuant to a revolving line of credit arrangement with commercial lenders in Hong Kong. The maximum credit available under the arrangements was

                               BEA SYSTEMS, INC.

$2.5 million and borrowings available under the line totaled approximately $1.8 million at January 31, 1999. Borrowings under the credit arrangement bear interest at a rate of 9.125 percent.

   At January 31, 1998, the Company had outstanding $1.9 million, pursuant to revolving line of credit arrangements with commercial lenders in Japan and Korea. The maximum credit available under the arrangements was $3.1 million, and borrowings available under the lines totaled approximately $1.2 million at January 31, 1998.

 Notes payable and capital lease obligations

   Notes payable and capital lease obligations consist of the following (in thousands):

                                                                  January 31,
                                                                 --------------
                                                                 1999    1998
                                                                 ----  --------
   Note payable to Novell, Inc. with interest imputed at 8
    percent. During fiscal 1999 the balance was paid in full...  $ -   $ 38,734
   Note payable to a commercial lender in Japan bearing
    interest at 2 percent. During fiscal 1999 the balance was
    paid in full...............................................    -      2,606
   Capital lease obligations...................................    88     1,096
   Convertible subordinated notes, bearing interest at 7
    percent per annum. During fiscal 1999 the balance was paid
    in full. ..................................................    -        680
   Other notes payable.........................................    67       791
                                                                 ----  --------
                                                                  155    43,907
   Less amounts due within one year............................   (43)  (43,141)
                                                                 ----  --------
     Notes payable and capital lease obligations due after one
      year.....................................................  $112  $    766
                                                                 ====  ========

   Scheduled maturities of notes payable and capital lease obligations are as follows (in thousands):

                                                            Notes  Capital lease
                                                           payable  obligations
                                                           ------- -------------
     Fiscal year ending January 31,
       2000...............................................   $27       $ 18
       2001...............................................    40         29
       2002...............................................    -          26
       2003...............................................    -          22
                                                             ---       ----
                                                             $67       $ 95
                                                             ===
     Less amount representing interest....................                7
                                                                       ----
     Present value of minimum lease payments..............             $ 88
     Less current portion.................................              (16)
                                                                       ----
     Long-term capital lease obligations..................             $ 72
                                                                       ====

 Convertible Subordinated Debt Offering

   In June and July, 1998, the Company completed the sale of $250 million of 4% Convertible Subordinated Notes ("Notes") due June 15, 2005 in an offering to Qualified Institutional Buyers. The Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the Notes is convertible into common stock of the Company at a conversion rate of
37.87 shares per $1,000 principal amount

                               BEA SYSTEMS, INC.

of Notes (equivalent to an approximate conversion price of $26.41 per share). The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

 Cash payments for interest

   Cash payments for interest were $7.2 million, $6.2 million and $6.3 million for fiscal years 1999, 1998 and 1997, respectively.

9. Operating Lease Commitments

   The Company leases its facilities under operating lease arrangements. Certain of the leases provide for specified annual rent increases as well as options to extend the lease beyond the initial term. Approximate annual minimum operating lease commitments are as follows (in thousands):

      Fiscal year ending January 31,
        2000........................................................... $13,774
        2001...........................................................  11,591
        2002...........................................................   9,792
        2003...........................................................   8,448
        2004...........................................................   8,231
        Thereafter.....................................................  33,119
                                                                        -------
          Total minimum lease payments................................. $84,955
                                                                        =======

   Total rent expense charged to operations for the fiscal years ended January 31, 1999, 1998 and 1997 was approximately $11.8 million, $6.0 million and $3.4 million, respectively.

10. Income Taxes

   The components of the provisions for income taxes consist of the following (in thousands):

                                                             Fiscal year ended
                                                                January 31,
                                                             ------------------
                                                              1999   1998  1997
                                                             ------ ------ ----
      Current provision:
        Federal............................................. $1,420 $  879 $ -
        State...............................................    804    300   -
        Foreign.............................................  2,632  1,665  800
                                                             ------ ------ ----
          Provision for income taxes........................ $4,856 $2,844 $800
                                                             ====== ====== ====

                               BEA SYSTEMS, INC.

   The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (34 percent) to income tax expense is as follows (in thousands):

                                                      Fiscal year ended
                                                         January 31,
                                                  ---------------------------
                                                    1999     1998      1997
                                                  --------  -------  --------
   Tax benefit at U.S. statutory rate............ $(15,888) $(6,822) $(29,605)
   Nondeductible amortization of intangible
    assets.......................................    6,511    2,720    11,842
   Valuation allowance...........................    8,316    6,491    18,886
   Unbenefitted foreign losses...................    3,442       -         -
   Foreign income taxes in excess of the
    statutory rate...............................    1,056      397        -
   Nondeductible acquisition expenses............    1,036       -         -
   Other.........................................      383       58      (323)
                                                  --------  -------  --------
     Provision for income taxes.................. $  4,856  $ 2,844  $    800
                                                  ========  =======  ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                             Fiscal year ended
                                                                January 31,
                                                             ------------------
                                                               1999      1998
                                                             --------  --------
   Deferred tax assets:
     Accruals and reserves.................................. $  6,749  $  2,594
     Net operating loss carryforwards.......................    3,958     5,799
     Property, equipment and intangible assets..............   32,364    18,496
     Other..................................................    1,332       950
                                                             --------  --------
   Total deferred tax assets................................   44,403    27,839
   Valuation allowance......................................  (44,403)  (27,839)
                                                             --------  --------
       Net deferred tax assets.............................. $     -   $     -
                                                             ========  ========

   Realization of deferred tax assets is dependent on future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets at January 31, 1999 and 1998, has been established to reflect these uncertainties. The valuation allowance increased (decreased) by approximately $16.6 million and ($300,000) in fiscal years 1999 and 1998, respectively. Approximately $6.5 million of the valuation allowance at January 31, 1999 relates to tax benefits associated with exercises of stock options which will reduce income taxes payable and be credited to additional paid-in capital when realized.

   As of January 31, 1999, the Company had federal net operating loss carryforwards of approximately $11.0 million, which will expire in 2009 through 2019. Utilization of net operating loss carryforwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carryforwards before full utilization.

   Pretax income (loss) from foreign operations was approximately $(25.7) and $8.5 million for fiscal 1999 and 1998, respectively.

                               BEA SYSTEMS, INC.

   Cash payment for income taxes were approximately $1.6 million, $422,000 and $539,000 for fiscal 1999, 1998 and 1997, respectively.

11. Series B Redeemable Convertible Preferred Stock

   At January 31, 1997, the Company had outstanding 19,847,800 shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock). At the time of the Company's initial public offering of common stock in April 1997, all of the outstanding Series B Preferred Stock and accumulated dividends of $1.2 million were converted into an aggregate of 3,772,077 shares of common stock and Class B common stock.

12. Stockholders' Equity

   The following table represents share activity for Redeemable Convertible Preferred Stock and Shareholders' Equity (Deficit):

                                          Series B
                                         redeemable
                                         convertible                   Class B
                                          preferred  Preferred Common  Common
(in thousands)                              stock      stock   stock    stock
--------------                           ----------- --------- ------  -------
Balance at January 31, 1996............      6,060     11,100   8,815       -
Issuance of Series A preferred stock...         -       6,311      -        -
Issuance of common stock...............         -          -    4,941       -
Shares issued under stock option
 plans.................................         -          -      404       -
Issuance of Series B redeemable
 convertible preferred stock...........     13,788         -       -        -
Issuance of common stock for services..         -          -       70       -
                                           -------    -------  ------  -------
Balance at January 31, 1997............     19,848     17,411  14,230       -
Issuance of common stock, net of costs
 of $3,062.............................         -          -   12,723       -
Shares issued under stock option and
 stock purchase plans..................         -          -    1,812       -
Issuance of Series B preferred stock
 net of issuance costs of $10..........         -         357      -        -
Issuance and exercise of common stock
 warrants..............................         -          -      364       -
Conversion of Series A and Series B
 preferred stock.......................    (19,848)   (17,166)  7,880   30,224
Conversion of debt obligations.........         -          -    1,743       -
                                           -------    -------  ------  -------
Balance at January 31, 1998............         -         602  38,752   30,224
Issuance of preferred and common
 stock.................................         -       3,619     191       -
Shares issued under stock option and
 stock purchase plans..................         -          -    3,573       -
Repurchase of common shares............         -          -     (317)      -
Conversion of preferred stock..........         -      (4,221)  4,221       -
Conversion of Class B common stock.....         -          -   12,400  (12,400)
                                           -------    -------  ------  -------
Balance at January 31, 1999............         -          -   58,820   17,824
                                           =======    =======  ======  =======

 Series A and B convertible preferred stock

   At January 31, 1997, BEA had outstanding 17,166,000 shares of Series A Preferred Stock. Each share of Series A Preferred Stock was convertible into two shares of common stock at any time at the option of the shareholder or automatically at the time of the initial public offering.

   In April 1997, the Company completed its initial public offering of common stock. The offering generated net proceeds of approximately $27.7 million from the sale of 5.4 million shares. In July 1997, the Company

                               BEA SYSTEMS, INC.

completed a follow-on public offering of its common stock. The offering generated net proceeds of approximately $110.4 million from the sale of 6.9 million shares of common stock. At the time of the initial public offering in April 1997, all outstanding shares of Series A Preferred Stock were converted into an aggregate of 34,332,000 shares of common stock and Class B common stock.

   At January 31, 1997, WebLogic had outstanding 245,000 shares of Series A Preferred Stock and no Series B Preferred Stock. At January 31, 1998, WebLogic had outstanding 245,000 shares of Series A Preferred Stock and 357,000 shares of Series B Preferred Stock.

   Upon the merger of BEA and WebLogic (see Note 4) all outstanding shares of WebLogic Series A and B Preferred Stock at January 31, 1998 were converted into approximately 601,720 shares of BEA common stock.

 Common Stock

   The Company has issued shares of its common stock to certain employees of the Company, pursuant to which the Company has the right to repurchase shares of common stock sold to such employees at the original issuance price upon the employee's termination of employment. The repurchase option expires at the rate of 1/48 of the total shares every month, subject to acceleration upon the occurrence of certain events. As of January 31, 1999, approximately 1.5 million shares were subject to the Company's right of repurchase.

 Class B common stock

   On March 19, 1997, BEA's Board of Directors authorized 35 million shares of an additional class of common stock (Class B Common Stock). All outstanding shares of Class B Common Stock are currently held by the Company's majority stockholder. The Class B Common Stock has the same rights, preferences, privileges and restrictions as the common stock, except that each share of Class B Common Stock is convertible into one share of common stock, has no voting rights except as required by Delaware law and has no right to vote for the election of directors. The shares of Class B Common Stock are convertible at the option of the holder into common stock, so long as such conversion does not result in the converting stockholder holding more than 49 percent of the Company's outstanding voting securities. The shares of Class B Common Stock could be automatically converted into a like number of shares of common stock upon the occurrence of certain events.

 Stock option plans

   Under the Company's stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company's common stock. Options generally vest over a four-year period and have terms of up to ten years. Annually, the number of shares available in the plan is automatically increased by an amount equal to 3.5 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year of the Company. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and must be at least equal to the fair market value of the stock on the grant date.

   Upon the merger of BEA and WebLogic, all of the WebLogic outstanding stock options were converted into BEA stock options. All such options were immediately exercisable on the date of grant and are subject to vesting; however, certain options became fully vested upon the merger. The Company has the right to repurchase unvested shares, which right lapses ratably over the vesting period.

                               BEA SYSTEMS, INC.

   Information with respect to option activity under the Company's stock option plans are summarized as follows:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                          Exercise     price
                                              Options       price       per
(shares in thousands)                       outstanding   per share    share
---------------------                       ----------- ------------- --------
Options outstanding at January 31, 1996....    2,244    $        0.29  $ 0.29
  Granted..................................    5,662    $ 0.01-$ 6.00  $ 1.15
  Exercised................................     (404)   $        0.29  $ 0.29
  Canceled.................................     (527)   $        0.66  $ 0.66
                                              ------
Options outstanding at January 31, 1997....    6,975    $ 0.01-$ 6.00  $ 0.96
  Granted..................................    6,059    $ 0.04-$24.13  $ 5.98
  Exercised................................   (1,840)   $ 0.04-$ 6.00  $ 0.35
  Canceled.................................   (1,176)   $ 0.04-$20.00  $ 1.88
                                              ------
Options outstanding at January 31, 1998....   10,018    $ 0.04-$24.13  $ 4.00
  Granted..................................    4,783    $10.00-$28.13  $20.00
  Exercised................................   (2,082)   $ 0.10-$20.00  $ 1.49
  Canceled.................................   (1,165)   $ 0.28-$27.00  $14.39
                                              ------
Options outstanding at January 31, 1999....   11,554    $ 0.10-$28.13  $10.21
                                              ======
Options exercisable at January 31, 1999....    3,935    $ 0.10-$28.13  $ 3.36
                                              ======
Options exercisable at January 31, 1998....    3,510    $ 0.04-$ 6.74  $ 0.49
                                              ======
Options exercisable at January 31, 1997....      405    $        0.29  $ 0.29
                                              ======
Options available for grant at January 31,
 1999......................................    7,475
                                              ======

   The weighted average grant date fair value of stock options was $14.21, $4.08 and $0.34 in fiscal years 1999, 1998 and 1997, respectively.

   The following table summarizes information about outstanding and exercisable stock options at January 31, 1999:

                                            Outstanding
                                    ---------------------------
                                            Weighted              Exercisable
                                             average            ---------------
                                            remaining  Weighted        Weighted
                                    Number contractual average  Number average
                                      of    life (in   exercise   of   exercise
(shares in thousands)               shares   years)     price   shares  price
---------------------               ------ ----------- -------- ------ --------
Range of per share exercise prices
  $ 0.10-$ 0.28....................    281    8.35      $ 0.27    281   $ 0.27
  $ 0.29...........................  2,562    7.20      $ 0.29  1,134   $ 0.29
  $ 0.46-$ 1.23....................  1,439    8.72      $ 1.04  1,375   $ 1.04
  $ 2.00-$ 6.00....................  1,642    7.90      $ 5.32    666   $ 5.35
  $ 9.25-$15.75....................  1,934    9.18      $13.13    233   $13.88
  $16.00-$21.94....................  1,844    9.10      $19.91    235   $18.45
  $22.25-$28.13....................  1,852    9.23      $24.20     11   $24.13
                                    ------                      -----
                                    11,554                      3,935
                                    ======                      =====

                               BEA SYSTEMS, INC.

 Employee stock purchase plan

   In March 1997, the Company's Board of Directors approved an Employee Stock Purchase Plan (the "Plan") for all employees meeting certain eligibility criteria. Under the Plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at 85 percent of fair market value as defined in the Plan. Annually, the number of shares available in the Plan automatically increased by an amount equal to 2.5 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year of the Company. At January 31, 1999, 1.9 million shares had been issued under the Plan and 3.9 million shares were reserved for issuance.

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

   Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "stock based awards") granted subsequent to January 31, 1995, under the fair value method of that statement. The fair value of the Company's stock based awards granted to employees in fiscal years 1998 and 1997, prior to the Company's initial public offering, was estimated using the minimum value method. Stock based awards granted in fiscal years 1999 and 1998, subsequent to the Company's initial public offerings, have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of stock based awards granted in fiscal years 1998 and 1997 under the minimum value method.

   The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                              Employee stock    Employee stock
                                                 options        purchase plan
                                              ----------------  ----------------
                                              1999  1998  1997  1999  1998  1997
                                              ----  ----  ----  ----  ----  ----
     Expected life (in years)................ 4.71   4.5   4.0    .5    .5    -
     Risk-free interest rate................. 5.14% 6.12% 5.00% 5.10% 6.25%   -
     Expected volatility.....................  .66   .60    -    .66   .60    -
     Dividends...............................   -     -     -     -     -     -

   The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company's stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards.

                               BEA SYSTEMS, INC.

   For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the awards' vesting period. The Company's pro forma information follows (in thousands, except per share amount):

                                                 Fiscal year ended January
                                                            31,
                                                 ----------------------------
                                                   1999      1998      1997
                                                 --------  --------  --------
      Pro forma net loss........................ $(86,884) $(25,713) $(88,859)
      Pro forma basic and diluted net loss per
       share.................................... $  (1.24) $  (0.49) $  (8.86)

   The fiscal year ending January 31, 2000 will be the first fiscal year in which the pro forma effects of FAS 123 will reflect the expense of four years' vesting. Therefore, the pro forma effects of FAS 123 for fiscal years 1999, 1998 and 1997 are not likely to be representative of the pro forma effects of future fiscal years.

 Deferred compensation

   In fiscal years 1997 and 1999, the Company recorded deferred compensation of $973,000 and $1,650,000 for certain common stock options granted at prices below the deemed fair market value of the Company's common stock on the date of grant. The amount of deferred compensation is being amortized as compensation expense over the vesting period of the underlying stock options. For the fiscal years ended January 31, 1999, 1998 and 1997, compensation expense recognized totaled $371,000, $244,000 and $128,000, respectively.

 Stockholder notes receivable

   In September 1995, the Company issued 3,050,000 shares of common stock to certain officers in exchange for cash of $325,000 and notes receivable of $544,000. The notes receivable are issued on full recourse terms and bear interest at 7 percent compounded semi-annually. The notes receivable are due on September 28, 2000 or within a specified period of time following termination of employment with the Company.

13. Comprehensive Loss

   The components of accumulated comprehensive loss are as follows (in thousands):

                                                                 Fiscal year
                                                                    ended
                                                                 January 31,
                                                                 ------------
                                                                 1999   1998
                                                                 -----  -----
      Foreign currency translation adjustment................... $(567) $(572)
      Unrealized loss on available-for-sale investments, net of
       tax......................................................   (27)   (19)
                                                                 -----  -----
      Total accumulated other comprehensive loss................ $(594) $(591)
                                                                 =====  =====

                               BEA SYSTEMS, INC.

   The related income tax effect allocated to each component of other comprehensive income are as follows:

                                                               Income
                                                      Amount     tax    Amount
                                                      before  (expense) net of
                                                       tax    benefit   taxes
                                                      ------  --------  ------
                                                          (in thousands)
   Fiscal Year 1999
   Foreign currency translation adjustment........... $   5     $ -     $   5
   Unrealized loss on available-for-sale
    investments......................................   (12)      4        (8)
                                                      -----     ---     -----
     Total other comprehensive loss..................    (7)      4        (3)
                                                      =====     ===     =====
   Fiscal Year 1998
   Foreign currency translation adjustment...........  (646)      -      (646)
   Unrealized loss on available-for-sale
    investments......................................   (27)      8       (19)
                                                      -----     ---     -----
     Total other comprehensive loss..................  (673)      8      (665)
                                                      =====     ===     =====
   Fiscal Year 1997
   Foreign currency translation adjustment...........    74       -        74
   Unrealized loss on available-for-sale
    investments......................................    -        -        -
                                                      -----     ---     -----
     Total other comprehensive income................    74       -        74
                                                      =====     ===     =====

14. Industry and Geographic Segment Information

   Information regarding the Company's operations by geographic areas at January 31, 1999, 1998 and 1997 and for the fiscal years then ended is as follows (in thousands):

                                                          Fiscal year ended
                                                             January 31,
                                                      -------------------------
                                                        1999     1998    1997
                                                      -------- -------- -------
   Total revenues:
     United States................................... $173,305 $ 96,170 $42,311
     Europe, Middle East and Africa..................   93,825   45,229  18,761
     Asia/Pacific and other..........................   21,912   25,048   3,494
                                                      -------- -------- -------
                                                      $289,042 $166,447 $64,566
                                                      ======== ======== =======
   Long-lived assets (at end of year):
     United States................................... $340,481 $127,849 $38,721
     Europe, Middle East and Africa..................   44,407   29,046  16,241
     Asia/Pacific and other..........................   18,123   17,308   4,314
                                                      -------- -------- -------
                                                      $403,011 $174,203 $59,276
                                                      ======== ======== =======

                               BEA SYSTEMS, INC.

15. Recent Accounting Pronouncements

   In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of BEA's fiscal year 2001. The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

   In June 1998, the Financial Accounting Standards Board released Statement of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. FAS 133 is effective for fiscal quarters beginning after June 15, 1999. The Company does not expect the adoption of FAS 133 to have a material impact to its financial position.

16. Litigation

   The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

17. Subsequent Event (unaudited)

   The Company has been named in litigation involving alleged patent and copyright infringement claims. Based on information currently available, the ultimate resolution of the pending legal proceeding is not likely to have a material adverse effect on the Company's financial position.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The following table sets forth certain information with respect to the executive officers and director of the Company as of April 30, 1999.

   Name                               Age                Position
   ----                               ---                --------
   William T. Coleman III...........   51 Chief Executive Officer and Chairman
                                           of the Board
   Edward W. Scott, Jr. ............   60 President
   Alfred S. Chuang.................   37 President, BEA WebXpress
   Barbara Britton..................   45 Vice President of Worldwide Services
   Steve L. Brown...................   46 Chief Financial Officer and Vice
                                           President of Finance and
                                           Administration
   Terence Dwyer....................   51 Vice President of Engineering
   Matthew S. Green.................   40 Vice President Worldwide Sales
   Joseph H. Menard.................   44 Vice President of Worldwide Marketing
   Deborah Stanley..................   49 President, eSolutions
   Carol A. Bartz(2)................   50 Director
   Cary J. Davis....................   32 Director
   Stewart K. P. Gross(1)...........   39 Director
   William H. Janeway(2)............   55 Director
   Dean O. Morton(1)................   67 Director

--------
(1) Member of Audit Committee

(2) Member of Compensation Committee

   Mr. Coleman is a founder of the Company and has been its Chief Executive Officer and Chairman of the Board of Directors since the Company's inception. Prior to founding the Company in January 1995, Mr. Coleman was employed by Sun Microsystems, Inc. from 1985 to January 1995, where his last position was Vice President and General Manager of its Sun Integration division. Mr. Coleman holds a B.S. from the Air Force Academy and a M.S. from Stanford University.

   Mr. Scott is a founder of the Company and has been President since February 1999. Mr. Scott was Executive Vice President of Worldwide Field Operations and a member of its Board of Directors from the Company's inception until February 1999. Prior to founding the Company in January 1995, Mr. Scott was employed by Pyramid Technology, Inc. as its Executive Vice President of Worldwide Sales and Marketing from September 1988 to April 1995 and by Sun Microsystems, Inc. from October 1985 to September 1988. Mr. Scott has a B.A. and an M.A. from Michigan State University and a Bachelor's Degree from Oxford University.

   Mr. Chuang is a founder of the Company and has been its President of BEA WebXpress since September 1998. Mr. Chuang was Executive Vice President of Product Development and Chief Technical Officer from the

Company's inception until September 1998. He served as a member of its Board of Directors from the Company's inception until September 1995. From 1986 to December 1994, Mr. Chuang worked at Sun Microsystems, Inc. in various positions, including Chief Technology Officer of Sun Integration Services and Corporate Director of Strategic Systems Development of Sun's Middleware Group. Mr. Chuang has a B.S. from the University of San Francisco and a M.S. from U.C. Davis.

   Ms. Britton, as Vice President of Worldwide Services, is responsible for BEA's services group, which includes consulting, training and support. Prior to joining BEA, Ms. Britton was employed by NCR from December 1992 to December 1994, where she was the managing partner of the Western Region Business Consulting organization and from December 1984 to December 1992 she held senior management positions with AT&T. Ms. Britton holds an MBA from Pepperdine University.

   Mr. Brown, as Chief Financial Officer and Vice President of Finance and Administration of BEA Systems, is responsible for finance, administration, human resources and information services. Mr. Brown comes to BEA from MicroUnity Systems Engineering, Inc. where he was vice president of finance for the privately held start-up company. Prior to MicroUnity, Mr. Brown spent 16 years in various financial positions at Hewlett-Packard, most recently as a group controller handling revenues of over $3 billion. Mr. Brown has a bachelor's degree with a marketing concentration from San Diego State University, and a master's degree in finance and accounting from the University of California, Los Angeles.

   Mr. Dwyer, as Vice President of Engineering, is responsible for ongoing architecture and development of products in BEA's Enterprise Division. Prior to joining BEA in February 1996, Mr. Dwyer held senior management positions with Novell from June 1993 to February 1996, USL and Bell Laboratories. Mr. Dwyer holds a Masters degree in Mathematics from Penn State University.

   Mr. Green, as Vice President Worldwide Sales, has over 15 years of experience managing sales, marketing, and professional services organizations with high technology companies. Mr. Green comes to BEA from Walker Interactive Systems where he was Vice President of Sales. Previously, Mr. Green served in a variety of sales and management positions with McDonnell Douglas' Information Systems Group from July 1986 to December 1987 and with Unisys Corporation from July 1981 to June 1986. Mr. Green has a bachelor's degree with a marketing and economics concentration from California State University, Chico.

   Mr. Menard, as Vice President of Worldwide Marketing has over 20 years of experience in marketing, sales, and product development in high technology companies. Prior to assuming his role as Vice President Worldwide Marketing, Mr. Menard spent 3 years in Europe as Vice President of Sales for BEA's Europe, Middle East and Africa region. Mr. Menard joined BEA from Novell, where he was Vice President and General Manager of the TUXEDO division from March 1993 to March 1996. Prior to that Mr. Menard was Vice President of Marketing at Unix Systems Laboratories, and before that spent 10 years at Digital in senior product and marketing management positions. He holds a degree in Electrical Engineering from Worcester Polytechnic Institute and a master's degree in Business Administration from Babson College.

   Ms. Stanley, as President of eSolutions is responsible for the eSolutions business unit recently formed to accelerate the delivery of mission-critical component based solutions. Prior to assuming Ms. Stanley's role as President of eSolutions, Ms. Stanley was Senior Vice President of Worldwide Field Operations for BEA. Ms. Stanley was employed at Migration Software Systems, Ltd., prior to joining BEA in September 1995, where she was Vice President of Sales and Marketing for the commercial and federal sectors from January 1994 to August 1995. Prior to Migration, Ms. Stanley held various senior management positions at Pyramid Technology. Ms. Stanley was also part of Sun Microsystems' Federal Division and a contracting officer for the United States Air Force. Ms. Stanley holds a bachelor's degree from the University of California, Los Angeles.

   Ms. Bartz has served as a director of the Company since November 1995. From April 1992 to the present, Ms. Bartz has served as the Chairman and Chief Executive Officer of Autodesk, Inc. From 1983 to April 1992, Ms. Bartz served in various positions with Sun Microsystems, Inc., most recently as Vice President of Worldwide

Field Operations. Ms. Bartz is a director of Autodesk, Inc., AirTouch Communications, Cadence Design Systems, Inc., Cisco Systems, Inc. and Network Appliance, Inc. Ms. Bartz holds a B.S. from the University of Wisconsin at Madison.

   Mr. Davis has served as a Director of Company since November 1995. Mr. Davis is a Managing Director of E.M. Warburg, Pincus & Company, LLC ("EMWP"), where he has been employed since October 1994. From August 1992 to September 1994, Mr. Davis was employed by Dell Computer Corporation, where his last position was Manager of Worldwide Desktop Marketing. Mr. Davis holds a B.A. from Yale University and an M.B.A. from Harvard University.

   Mr. Gross has served as a Director of the Company since September 1995. Mr. Gross is a Managing Director of EMWP and has been employed by EMWP since 1987. Prior to joining EMWP, Mr. Gross was employed at Morgan Stanley & Co. Mr. Gross is a director of TSI International Software, IA Corp, and several privately-held companies. Mr. Gross has a B.A. from Harvard University and an M.B.A. from Columbia University.

   Mr. Janeway has served as a Director of the Company since September 1995. Mr. Janeway has been a Managing Director of EMWP since July 1988. Prior to joining EMWP, Mr. Janeway was the Vice President and Director of Corporate Finance at F. Eberstadt & Co., Inc. from 1979 to July 1988. Mr. Janeway is a director of ECSoft Group plc, Industri-Matematik International Corp., Vanstar Corporation VERITAS Software Corporation, Radnet, Inc., Indus International, Inc., Armature Group Ltd. and several privately-held companies. Mr. Janeway has a B.A. from Princeton University and a Ph.D. from Cambridge University, where he studied as a Marshall Scholar.

   Mr. Morton has served as a Director of the Company since March 1996. Mr. Morton was Executive Vice President, Chief Operating Officer and a Director of the Hewlett-Packard Corporation until his retirement in October 1992, where he held various positions since 1960. Mr. Morton is a director of ALZA Corporation, KLA-Tencor Corporation, Raychem Corporation, The Clorox Company, Centigram Communications Corporation, and Kaiser Foundation Health Plan, Inc. Hospitals. He is a trustee of the State Street Research Group of Funds, The State Street Research Portfolios, Inc. and The Metropolitan Series Fund. Mr. Morton holds a B.S. from Kansas State University and an M.B.A. from Harvard University.

ITEM 11. EXECUTIVE COMPENSATION.

 Summary Compensation Table

   The following table sets forth certain information concerning compensation of (i) each person that served as the Company's Chief Executive Officer during the last fiscal year of the Company, and (ii) the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers"):

                                                             Long-Term
                                 Annual Compensation        Compensation
                          --------------------------------- ------------
                                                 Bonus and   Securities   All Other
                                         Salary  Commission  Underlying  Compensation
          Name            Fiscal Year(1)   ($)     ($)(2)   Options (#)      ($)
          ----            -------------- ------- ---------- ------------ ------------
William T. Coleman III..       1999      307,116  129,980      75,000         -
                               1998      223,269  267,404      44,804         -
                               1997      177,923  234,115          -          -
Edward W. Scott, Jr.....       1999      308,462   96,026      50,000         -
                               1998      198,077  269,043      34,804         -
                               1997      150,000  239,410          -          -
Deborah Stanley.........       1999      189,191  133,047      50,000         -
                               1998      142,800  274,375      90,000         -
                               1997      137,500  103,559          -          -
Matthew S. Green........       1999      155,599  205,298      50,000         -
                               1998      144,800  310,085      23,000         -
                               1997      129,399  102,894      50,000         -
Joseph H. Menard........       1999      167,944  415,292      25,000         -
                               1998      143,097  227,871      15,000         -
                               1997      107,692  179,804     100,000         -

--------
(1) Compensation reported for fiscal years ending January 31, 1997, January 31, 1998 and January 31, 1999.

(2) Includes bonus amounts earned in the fiscal year.

 Employment Agreements

   See Item 13. Certain Relationships and Related Transactions-Employment Agreements.

 Option Grants in Last Fiscal Year

   The following table provides certain information with respect to stock options granted to the Named Executive Officers during the fiscal year ended January 31, 1999. In addition, as required by the Securities and Exchange Commission rules, the table sets forth the potential realizable value over the term of the option (the period from the grant to the expiration date) based on assumed rates of stock appreciation of 5% and 10%, compounded annually. These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of the Common Stock.

                                       Individual Grants
                          --------------------------------------------  Potential Realizable
                          Number of                                    Value at Assumed Annual
                          Securities  % of Total                         Rate of StockPrice
                          Underlying   Options    Exercise             Appreciation for Option
                           Options    Granted to  Price per                    Term(3)
                           Granted   Employees in   Share   Expiration ------------------------
Name                        (#)(1)   Fiscal Year  ($/Sh)(2)    Date        5%          10%
----                      ---------- ------------ --------- ---------- ----------- ------------
William T. Coleman III..    75,000       1.21      $25.72     3/19/08  $ 1,213,081 $ 3,074,185

Edward W. Scott, Jr. ...    50,000        .81      $25.72     3/19/08      808,720   1,605,683

Matthew S. Green........    25,000        .40      $13.00    10/14/08      204,390     577,966
                            15,000        .24      $24.38     5/19/08      229,940     582,712
                            10,000        .16      $27.00     3/17/08      169,807     430,310

Joseph H. Menard........    10,000        .16      $13.00    10/14/08       81,756     207,186
                            15,000        .24      $24.38     5/19/08      229,939     582,712

Deborah Stanley.........    25,000        .40       24.37     5/19/08      383,232     971,186
                            25,000        .40       20.87     7/22/08      328,204     831,734

--------
(1) Each of these options vests over 4 years, 25% after the end of the first year and 1/48th each month thereafter, and has a 10-year term.

(2) The exercise price per share of options granted represented the fair value of the underlying shares of Common Stock, as determined by the Board of Directors, at the date the options were granted.

(3) The dollar amounts under these columns are the result of calculations at the 5 percent and 10 percent rates required by applicable regulations of the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of the common stock price. Assumes all options are exercised at the end of their respective ten-year terms. Actual gains, if any, on stock option exercises depend on the future performance of the common stock and overall market conditions, as well as the optionee's continued employment through the vesting period. The amounts reflected in this table may not be achieved.

 Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
 Values

   The following table sets forth certain information with respect to stock options exercised by the Named Executive Officers during fiscal year ending January 31, 1999, including the aggregate value of gains on the date of exercise. In addition, the table sets forth the number of shares covered by stock options as of January 31, 1999, and the value of "in-the-money" stock options, which represents the difference between the exercise price of a stock option and the market price of the shares subject to such option on January 31, 1999.

                                                 Number of Securities
                                                Underlying Unexercised     Value of Unexercised
                            Shares                    Options at          In-the-Money Options at
                          Acquired on  Value      January 31, 1999 (#)    January 31, 1999 ($)(1)
                           Exercise   Realized ------------------------- -------------------------
    Name                      (#)      ($)(1)  Exercisable Unexercisable Exercisable Unexercisable
    ----                  ----------- -------- ----------- ------------- ----------- -------------
William T. Coleman III..    22,664    $113,320      729        96,411      $ 5,693     $167,220
Edward W. Scott, Jr. ...        -           -    18,810        65,994      146,906      124,913
Matthew S. Green........    17,625     424,825   15,207        77,668      140,122      291,247
Joseph H. Menard........    50,300     973,231    2,408        62,292       30,710      466,093
Deborah Stanley.........    44,801     611,396   22,491       120,625      220,715      516,550

--------
(1) Value is based on the stock price of the Company's Common Stock at January 31, 1999 ($13.81), minus the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 31, 1999, for
(i) each person who is known by the Company to beneficially own more than 5% of the Company's Common Stock, (ii) each of the Company's directors, (iii) each of the officers appearing in the Summary Compensation Table below (the "Named Executive Officers") and (iv) all directors and executive officers as a group.

                                              Shares Beneficially Owned(1)
                                              ---------------------------------
   Directors, Executive Officers and 5%
   Shareholders                                  Number(2)        Percent(2)
   ------------------------------------       ----------------- ---------------
   Warburg, Pincus Ventures, L.P.(3)........         33,467,389           49.0%
   William T. Coleman III(4)................          2,533,797            3.7%
   Alfred S. Chuang(5)......................          1,691,275            2.5%
   Edward W. Scott, Jr.(6)..................          1,339,713            2.0%
   William H. Janeway(7)....................         33,467,389           49.0%
   Stewart K.P. Gross(7)....................         33,467,389           49.0%
   Cary J. Davis(7).........................         33,467,389           49.0%
   Carol A. Bartz(8)........................            245,349              *
   Dean O. Morton(9)........................            230,209              *
   Steve L. Brown(10).......................            293,957              *
   Deborah Stanley(11)......................            107,418              *
   Barbara Britton(12)......................             14,317              *
   Terrence Dwyer(13).......................             76,706              *
   Matthew S. Green(14).....................             41,624              *
   Joseph H. Menard(15).....................             95,706              *
   All executive officers and directors as a
    group (14 persons)(16)..................         40,137,460           58.8%

--------
  * Less than 1% of the outstanding Voting Common Stock

 (1) To the Company's knowledge, except as set forth in the footnotes on this table and subject to applicable community property laws, each person named in the table has sole voting and investment power with respect to the shares set forth opposite such person's name.

 (2) Based on 68,300,794 shares of voting Common Stock outstanding as of March 31, 1999, assuming the conversion into voting Common Stock of such number of shares (9,197,389) of non-voting Class B

    Common Stock held by Warburg, Pincus Ventures, L.P. ("Warburg") as would be necessary to maintain a 49% ownership interest by Warburg in all voting Common Stock. Does not include 8,626,165 shares of non-voting Class B Common Stock held by Warburg, which represents all non-voting Class B Common Stock outstanding, assuming the above conversion. Including such shares, Warburg would hold 42,093,554 shares or 54.7% of the Company's outstanding stock.

 (3) The sole general partner of Warburg is Warburg, Pincus & Co., a New York general partnership ("WP"). E.M. Warburg, Pincus & Co., LLC, a New York limited liability company ("EMWP"), manages Warburg. The members of EMWP are substantially the same as the partners of WP. Lionel I. Pincus is the managing partner of WP and the managing member of EMWP and may be deemed to control both WP and EMWP. WP has a 15% interest in the profits of Warburg as the general partner, and also owns approximately 1.5% of the limited partnership interests in Warburg. Messrs. Janeway, Gross and Davis, directors of the Company, are Managing Directors and members of EMWP and general partners of WP. As such, Messrs. Janeway, Gross and Davis may be deemed to have an indirect, pecuniary interest (within the meaning of Rule 16a-1 under the Exchange Act) in an indeterminate portion of the shares beneficially owned by Warburg and WP. The address for Warburg is 486 Lexington Avenue, New York, New York, 10017.

 (4) Includes shares held of record by the Coleman Family Trust, dated July 12, 1995, of which William T. and Claudia L. Coleman are co-trustees (the "Family Trust") and shares held of record by the Coleman Family Charitable Trust dated December 11, 1997 (the "Charitable Trust") of which William T. and Claudia L. Coleman are co-trustees. Also includes 27,972 shares subject to options exercisable within 60 days after March 31, 1999. The address for Mr. Coleman, the Family Trust and the Charitable Trust is c/o William T. Coleman III, BEA Systems, Inc., 2315 North First Street, San Jose, California, 95131.

 (5) Includes 70,000 shares held by the Courtney Z. Chuang Trust of which Mr. Chuang is the trustee. Also includes 19,638 shares subject to options exercisable within 60 days after March 31, 1999.

 (6) Includes shares held by the following trusts, of which Mr. Scott is the sole trustee (i) 10,000 shares held by Edward W. Scott, Jr. 1996 Irrevocable Living Trust for the Benefit of Eneida Sanchez UTA dated 9/17/96; (ii) 20,000 shares held by the Edward W. Scott, Jr. 1996 Irrevocable Living Trust for the Benefit of Carolina Gutierrez UTA dated 9/17/96; and (iii) 30,000 shares held by the Edward W. Scott, Jr. 1996 Irrevocable Living Trust for the Benefit of Reece D. Scott UTA dated 9/17/96. Also includes 10,000 shares held by Mr. Scott's wife and 37,927 shares subject to options exercisable within 60 days after March 31, 1999.

 (7) All of the shares indicated as owned by Mr. Janeway, Mr. Gross and Mr. Davis are owned directly by Warburg and are included because of Mr. Janeway's, Mr. Gross' and Mr. Davis' affiliation with Warburg. Mr. Janeway, Mr. Gross and Mr. Davis disclaim beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

 (8) Includes 20,833 shares subject to options exercisable within 60 days after March 31, 1999.

 (9) Includes 110,207 shares subject to options exercisable within 60 days after March 31, 1999.

(10) Includes 103,124 shares subject to options exercisable within 60 days after March 31, 1999.

(11) Includes 44,574 shares subject to options exercisable within 60 days after March 31, 1999.

(12) Includes 13,125 shares subject to options exercisable within 60 days after March 31, 1999.

(13) Includes 70,092 shares subject to options exercisable within 60 days after March 31, 1999.

(14) Includes 27,957 shares subject to options exercisable within 60 days after March 31, 1999.

(15) Includes 15,741 shares subject to options exercisable within 60 days after March 31, 1999.

(16) Includes 491,190 shares subject to options exercisable within 60 days after March 31, 1999. Includes 33,467,389 shares beneficially owned by Warburg, which shares are included because of the affiliation of Mr. Janeway, Mr. Gross and Mr. Davis with Warburg. Mr. Janeway, Mr. Davis and Mr. Gross each disclaim beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The following is a description of certain transactions and relationships entered into or existing during the fiscal year ended January 31, 1999 between the Company and certain affiliated parties. The Company believes that the terms of such transactions were no less favorable to the Company than could have been obtained from an unaffiliated party.

 Loans to Executive Officers

   On September 28, 1995, Messrs. Coleman, Scott and Chuang entered into full recourse, five-year promissory notes in connection with the purchase of certain shares of Common Stock from the Company. Such notes are secured by the purchased shares pursuant to security agreements entered into on the same date. The notes bear interest at 7% per annum. The unpaid balances on the promissory notes at March 31, 1999 were $123,280, $314,256 and $251,000, respectively.

   On December 12, 1995, Edward W. Scott, Jr., the Company's President issued a promissory note in the amount of $720,000 in favor of the Company for the purpose of financing real property. The note bears interest at 7% per annum and is secured by a deed of trust covering the real property acquired by Mr. Scott. Pursuant to its terms, the note is repayable upon expiration of Mr. Scott's employment agreement with the Company. The unpaid balance on the promissory note at March 31, 1999 was $720,000.

   On January 31, 1999, Joseph H. Menard, the Company's Vice President of Worldwide Marketing issued a promissory note in the amount of $400,000 in favor of the Company for the purpose of financing real property. The note bears interest at 7% per annum and is secured by a deed of trust covering the real property acquired by Mr. Menard. Pursuant to its terms, the note is repayable upon expiration of Mr. Menard's employment agreement with the Company. The unpaid balance on the promissory note at March 31, 1999 was $400,000.

 Employment Agreements

   The Company has entered into employment agreements with William T. Coleman III, Edward W. Scott, Jr. and Alfred S. Chuang (the "Employees"), each dated September 28, 1995 (the "Employment Agreements").

   The Employment Agreements provide for minimum annual salaries, which are reviewed annually. The Employees are also entitled to participate in any pension, bonus, insurance, savings or other employee benefit plans adopted by the Company.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Documents filed as a part of this Report

     (1) Index to Financial Statements

       The index to the financial statements included in Part II, Item 8 of this document are filed as part of this Report.

     (2) Financial Statement Schedules

       The financial statement schedule included in Part II, Item 8 of this document is files as part of this Report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (3) Exhibits

     Exhibit                             Description
     -------                             -----------
      2.1(5)  Agreement and Plan of Reorganization among BEA Systems, Inc.,
               WebLogic, Inc. and Charlotte acquisition Corp., dated as of
               September 24, 1998
      2.1(8)  Asset Purchase Agreement by and between NCR Corporation and BEA
               Systems, Inc.
      3.1(3)  Form of Registrant's Amended and Restated Certificate of
               Incorporation
      3.2(1)  Registrant's Bylaws, as currently in effect along with
               Certificate of Amendment of Bylaws
      4.1(1)  Investor Rights Agreements by and among the Registrant and the investors and the founders named therein
      4.3(4)  Form of Indenture Agreement for the 4% Convertible Notes due June
               15, 2005
      4.4(4)  Form of Promissory Note for the 4% Convertible Notes due June 15,
               2005
      4.5(4)  Form of Purchase Agreement for the 4% Convertible Notes due June
               15, 2005
      4.6(4)  Form of Registration Rights Agreement for the 4% Convertible
               Notes due June 15, 2005
     10.1(1)* Form of Indemnification Agreement between the Registrant and each of its executive officers and directors
     10.1(5)  Agreement and Plan of Reorganization among BEA Systems, Inc. and
               WebLogic, Inc. and Charlotte Acquisition Corp., dated as of
               September 24, 1998.
     10.1(7)  Stock Purchase Agreement among BEA Systems, Inc. and Leader
               Group, Inc., Jeffrey D. Peotler, Jeffrey M. Ryan, Kenneth R.
               Allen and Shareholders.
     10.1(1)* Employment Agreement between the Registrant and the three founders dated as of September 28, 1995
     10.2(1)  Form of Promissory Notes entered into between the Registrant,
               William T. Coleman III, Edward W. Scott, Jr. and Alfred S.
               Chuang each dated September 28, 1995
     10.3(1)  Promissory Note secured by deed of trust entered into between the
               Registrant and Edward W. Scott, Jr. and Cheryl S. Scott, dated
               December 12, 1995
     10.4(1)  Agreement between the Registrant and Novell, dated January 24,
               1996, and Amendments thereto
     10.5(1)  Lease Agreement between the Registrant and William H. and Leila
               A. Cilker dated November 15, 1995 and First Amendment thereto
     10.6(1)  Stock Purchase Agreement between the Registrant and Warburg,
               Pincus Ventures, L.P. dated September 28, 1995, and Amendments thereto
     10.7(1)* Registrant's 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder
     10.8(3)* Registrant's 1997 Stock Incentive Plan, including forms of agreements thereunder
     10.9(3)* Registrant's 1997 Employee Stock Purchase Plan, including forms of agreements thereunder
     10.10(1) Subordinated Bridge Line of Credit between the Registrant and
               Warburg, Pincus Ventures, L.P., dated January 22, 1997

      Exhibit                             Description
      -------                             -----------
     10.11(2)  License Agreement between the Registrant and Digital Equipment
                Corporation, dated January 31, 1997 and Amendments thereto
     10.12(2)* 1997 Management Bonus Plan
     10.13(6)  Lease agreement between the Registrant and Sobrado Interest III for premise located at 2315 North First Street, San Jose, dated
                December 26, 1997
     10.14(6)  Lease agreement between the Registrant and Sobrado Interest III for premise located at 2345 North First Street, San Jose, dated
                December 26, 1997
     11.1      Statement re: computation of loss per share (included on page 41 of this Report)
     12.1      Ratio of Earnings to Fixed Charges
     21.1      Subsidiaries of the Registrant
     23.1      Consent of Ernst & Young LLP, Independent Auditors
     27.1      Financial Data Schedules

--------
(1) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2, filed January 31, 1997

(2) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2/A, filed March 20, 1997

(3) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2/A, filed April 3, 1997

(4) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed September 9, 1998

(5) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed October 30, 1998

(6) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form 10-KSB, filed April 30, 1998

(7) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed August 10, 1998

(8) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form 8-K, filed June 30, 1998

 * Denotes a management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended January 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEA Systems, Inc.

                                               /s/ William T. Coleman III
                                          By: _________________________________
                                                  William T. Coleman III
                                                Chief Executive Officer and
                                                   Chairman of the Board
May 3, 1999

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                          Title                 Date
              ---------                          -----                 ----

     /s/ William T. Coleman III       Chief Executive Officer and   May 3, 1999
 ------------------------------------  Chairman of the Board
          William T. Coleman

      /s/ Edward W. Scott, Jr.        President                     May 3, 1999
 ------------------------------------
         Edward W. Scott, Jr.

         /s/ Steve L. Brown           Chief Financial Officer and   May 3, 1999
 ------------------------------------  Vice President of Finance
            Steve L. Brown             and Administration

         /s/ Carol A. Bartz           Director                      May 3, 1999
 ------------------------------------
            Carol A. Bartz

         /s/ Cary J. Davis            Director                      May 3, 1999
 ------------------------------------
            Cary J. Davis

      /s/ Stewart K. P. Gross         Director                      May 3, 1999
 ------------------------------------
         Stewart K. P. Gross

       /s/ William H. Janeway         Director                      May 3, 1999
 ------------------------------------
          William H. Janeway

         /s/ Dean O. Morton           Director                      May 3, 1999
 ------------------------------------
            Dean O. Morton

                               BEA SYSTEMS, INC.

                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                   Year Ended January 31, 1999, 1998 and 1997

                                  Balance at                        Balance at
                                 Beginning of                      Beginning of
                                    Period    Additions Deductions    Period
                                 ------------ --------- ---------- ------------
January 31, 1999
  Allowance for doubtful
   accounts.....................    $2,033      2,806     1,178       $3,661
January 31, 1998
  Allowance for doubtful
   accounts.....................     1,098      1,336       401        2,033
January 31, 1997
  Allowance for doubtful
   accounts.....................       400        698        -         1,098