Form 10-Q
period 1999-04-30
BEA SYSTEMS INC
filed 1999-06-15
CIK 1031798

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---
Act of 1934

For the quarterly period ended April 30, 1999

                                      OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                       Commission File Number:  0-22369



                               BEA SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)



               Delaware                                     77-0394711
     (State or other jurisdiction of                    (I. R. S. Employer
      incorporation or organization)                   Identification No. )


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

             Yes   X                                       No   __
                  ---

   As of May 31, 1999, there were approximately 59,350,000 shares of the Registrant's Common Stock outstanding and 17,824,000 shares of Registrant's Class B Common Stock outstanding.

================================================================================

                               BEA SYSTEMS, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                                --------
ITEM 1.   Financial Statements (Unaudited):

          Condensed Consolidated Statements of Operations
            Three months ended April 30, 1999 and 1998.........................................................     3

          Condensed Consolidated Balance Sheets
            April 30, 1999 and  January 31, 1999...............................................................     4

          Condensed Consolidated Statements of Cash Flows
            Three months ended April 30, 1999 and 1998.........................................................     5

          Notes to Condensed Consolidated Financial Statements.................................................     6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations...........................................................................................     8


ITEM 3.   Quantitative and Qualitative Disclosure about Market Risks...........................................    23


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.....................................................................    24

Signatures.....................................................................................................    25

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                          April 30,
                                                                               ----------------------------------
                                                                                   1999                   1998
                                                                               ------------           -----------
 Revenues:
          License fees                                                          $  55,906              $  40,619
          Services                                                                 29,669                 17,910
                                                                               ----------              ---------
                  Total revenues                                                   85,575                 58,529

 Cost of revenues:
          Cost of license fees                                                      1,165                    781
          Cost of services                                                         16,641                 11,464
          Amortization of certain acquired intangible assets                        6,840                  3,182
                                                                               ----------              ---------
                  Total cost of revenues                                           24,646                 15,427
                                                                               ----------              ---------
 Gross profit                                                                      60,929                 43,102

 Operating expenses:
          Sales and marketing                                                      41,790                 27,047
          Research and development                                                 12,044                 10,493
          General and administrative                                                9,107                  5,929
          Acquisition-related charges                                                   -                    491
                                                                               ----------              ---------
                   Total operating expenses                                        62,941                 43,960
                                                                               ----------              ---------
 Loss from operations                                                              (2,012)                  (858)

 Interest income/(expense) and other, net                                            (388)                   332
                                                                               ----------              ---------
 Loss before provision for income taxes                                            (2,400)                  (526)

 Provision for income taxes                                                         1,565                    623
                                                                               ----------              ---------
 Net loss                                                                          (3,965)                (1,149)
 Other comprehensive income/(loss):
         Foreign currency translation adjustments                                    (310)                   101
         Unrealized loss on available-for-sale investments, net of
            income taxes                                                              (22)                   (21)
                                                                               ----------              ---------
 Comprehensive loss                                                             $  (4,297)             $  (1,069)
                                                                               ==========              =========
 Basic and diluted net loss per share                                           $   (0.05)             $   (0.02)
                                                                               ==========              =========
 Shares used in computing basic and diluted net loss per share                     75,750                 67,379
                                                                               ==========              =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                 April 30, 1999      January 31, 1999
                                                                                ---------------     ------------------
                                                                                  (Unaudited)
                            ASSETS

Current assets:
     Cash and cash equivalents                                                    $   249,600           $   232,556
     Short-term investments                                                             3,732                 3,895
     Accounts receivable, net                                                          79,339                77,068
     Other current assets                                                               6,013                 4,279
                                                                                  -----------           -----------
          Total current assets                                                        338,684               317,798

Computer equipment, furniture and leasehold improvements, net                          19,657                17,185
Acquired intangible assets, net                                                        51,072                58,901
Other assets                                                                            8,957                 9,127
                                                                                  -----------           -----------
          Total assets                                                            $   418,370           $   403,011
                                                                                  ===========           ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Borrowing under lines of credit                                              $       679           $       679
     Accounts payable                                                                  10,430                 7,615
     Accrued liabilities                                                               50,035                47,747
     Accrued income taxes                                                               5,862                 5,991
     Deferred revenues                                                                 47,192                33,784
     Current portion of notes payable and capital lease obligations                        56                    43
                                                                                  -----------           -----------
          Total current liabilities                                                   114,254                95,859

Notes payable and other long-term obligations                                             397                   112
Convertible subordinated notes                                                        250,000               250,000
Commitments and contingencies

Stockholders' equity:
     Common stock                                                                          77                    77
     Additional paid-in capital                                                       243,885               243,097
     Accumulated deficit                                                             (187,081)             (183,116)
     Notes receivable from shareholders                                                  (544)                 (544)
     Deferred compensation                                                             (1,692)               (1,880)
     Accumulated other comprehensive loss                                                (926)                 (594)
                                                                                  -----------           -----------
          Total stockholders' equity                                                   53,719                57,040
                                                                                  -----------           -----------
          Total liabilities and stockholders' equity                              $   418,370           $   403,011
                                                                                  ===========           ===========


                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                         Three Months Ended
                                                                                             April 30,
                                                                                     -------------------------
                                                                                        1999           1998
                                                                                     ----------     ----------
Operating activities:
   Net loss                                                                          $   (3,965)    $   (1,149)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
       Depreciation and amortization                                                      1,865            609
       Amortization of deferred compensation                                                188            197
       Amortization of certain acquired intangible assets and
       acquisition-related charges                                                        7,829          3,383
       Amortization of debt issuance costs                                                  261              -
       Changes in operating assets and liabilities                                       14,279         (2,586)
       Other                                                                               (287)           (30)
                                                                                     ----------     ----------
Net cash provided by operating activities                                                20,170            424
                                                                                     ----------     ----------

Investing activities:
   Purchase of computer equipment, furniture and
     leasehold improvements                                                              (4,337)          (871)
   Payments for business combinations, net of cash acquired                                   -         (1,575)
   Net maturities/(purchases) of available-for-sale short-term investments                  141         (1,010)
                                                                                     ----------     ----------
Net cash used in investing activities                                                    (4,196)        (3,456)
                                                                                     ----------     ----------

Financing activities:
   Net borrowings under lines of credit                                                       -            964
   Net payments on notes payable and capital lease obligations                              (83)        (4,351)
   Proceeds from issuance of common stock and preferred stock, net                          788         12,122
                                                                                     ----------     ----------
Net cash provided by financing activities                                                   705          8,735
                                                                                     ----------     ----------

Net increase in cash and cash equivalents                                                16,679          5,703

Effect of exchange rate changes on cash                                                     365            101

Cash and cash equivalents at beginning of period                                        232,556         90,984
                                                                                     ----------     ----------
Cash and cash equivalents at end of period                                           $  249,600     $   96,788
                                                                                     ==========     ==========


                            See accompanying notes.

                               BEA SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

     The Company acquired Leader Group, Inc. ("Leader Group") on April 30, 1998 and WebLogic, Inc. ("WebLogic") on September 30, 1998 in merger transactions accounted for as poolings of interests. The results of operations for the three months ended April 30, 1998 have been restated to reflect the combined operations of the Company, Leader Group and WebLogic.

     The consolidated balance sheet at January 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Note 2. Earnings Per Share

     The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"). Under this standard, basic net loss per share is computed based on the weighted average number of shares of the Company's common stock. Diluted net loss per share is computed based on the weighted average number of shares of the Company's common stock and common equivalent shares (stock options, warrants, convertible notes and preferred stock), if dilutive.

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                                     Three months ended
                                                         April  30,
                                                  -------------------------
                                                     1999           1998
                                                  ----------     ----------
Basic and diluted loss per share:
Numerator:
  Net loss                                        $   (3,965)    $   (1,149)
                                                  ==========     ==========

Denominator:
  Weighted average shares                             76,853         69,217
  Shares subject to repurchase                        (1,103)        (1,838)
                                                  ----------     ----------
  Weighted average shares, net                        75,750         67,379
                                                  ==========     ==========

  Basic and diluted net loss per share            $    (0.05)    $    (0.02)
                                                  ==========     ==========

     The computation of basic and diluted net loss per share for the three months ended April 30, 1999 excludes the impact of the conversion of the 4% Convertible Subordinated Notes issued in June and July 1998 (See Note 3), which are convertible into 9,466,111 shares of common stock, as well as approximately
4.5 million stock options, as such impact would be antidilutive for the period presented.

     For the three months ended April 30, 1998, the net loss per share excludes the impact of approximately 321,000 stock options, as such would be antidilutive for the period presented.

Note 3.   Convertible Subordinated Debt Offering

     In June and July, 1998, the Company completed the sale of $250 million of 4% Convertible Subordinated Notes ("Notes") due June 15, 2005 in an offering to Qualified Institutional Buyers. The Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the Notes is convertible into common stock of the Company at a conversion rate of 37.87 shares per $1,000 principal amount of Notes (equivalent to an approximate conversion price of $26.41 per share). The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

Note 4.   Comprehensive Loss

On February 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income ("FAS 130"). This standard established new rules for the reporting and display of comprehensive loss and its components and requires unrealized gains or losses on the Company's available-for-sale securities and the foreign currency translation adjustments to be included in other comprehensive loss.

     The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                    Three months             Year ended
                                                                   ended April 30,           January 31,
                                                                  -----------------       -----------------
                                                                         1999                   1999
                                                                  -----------------       -----------------
Foreign currency translation adjustment                               $    (877)              $    (567)
Unrealized loss on available-for-sale investments, net of tax               (49)                    (27)
                                                                      ---------               ---------
Total accumulated other comprehensive loss                            $    (926)              $    (594)
                                                                      =========               =========

Note 5.   Industry and Geographic Segment Information

     Information regarding the Company's operations by geographic areas at April 30, 1999 and 1998 and for the three months then ended is as follows (in thousands):

                                                               Three months ended
                                                                   April 30,
                                                            -------------------------
                                                               1999           1998
                                                            ----------     ----------
          Total revenues
            United States                                   $   50,839     $   27,772
            Europe, Middle East and Africa (EMEA)               28,251         23,985
            Asia/Pacific and other                               6,485          6,772
                                                            ----------     ----------
                                                            $   85,575     $   58,529
                                                            ==========     ==========
          Long-lived assets (at April 30):
            United States                                   $   75,313     $   24,716
            Europe, Middle East and Africa                       2,892          2,620
            Asia/Pacific and other                               1,481          1,159
                                                            ----------     ----------
                                                            $   79,686     $   28,495
                                                            ==========     ==========

     Within EMEA, France represented 11 percent of total revenues for the three months ended April 30, 1999.

Note 6.   Commitments and Contingencies

     The Company has been named in litigation involving alleged patent and copyright infringement claims. Based on information currently available, the ultimate resolution of the pending legal proceeding is not likely to have a material adverse effect on the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of BEA Systems, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding growth in the middleware market, consolidation of companies serving the middleware market and opportunities for BEA related thereto, future acquisitions or licensing transactions, building sales capacity and pursuing partnerships with other companies, future cost and expense levels, expected timing and amount of amortization expenses related to past acquisitions, the adequacy of resources to meet future cash requirements, future hiring, evaluation and resolution of the Year 2000 problem, and expenses associated with the Year 2000 problem. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Year 2000 Compliance" and "Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

Overview

     BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of cross-platform middleware solutions for enterprise applications. BEA's products and services help enable mission-critical distributed applications to work seamlessly in client/server, Internet, and legacy environments. BEA provides transactional, messaging, and distributed object-based software, as well as an industry-leading Java Web application server, for developing and deploying these enterprise applications. The newly expanded BEA WebLogic product suite provides component-based application servers for delivering mission-critical, Web-enabled applications. In addition to its broad software product line, BEA provides complete solutions to its customers through its full range of services including consulting, training, and support and extensive partner network. BEA's revenues are derived from fees for software licenses, customer support, education and consulting services.

     Potential Spending Freeze Related to Year 2000. Industry sources widely predict that many large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the year 2000. Large corporations represent the majority of BEA's customer base, and a material portion of our license fees come from new computer system deployments. BEA is monitoring its customer base, especially customers expected to place orders in late 1999, to determine their plans and have been informed by some of our customers that they intend to freeze. Many of these customers have informed BEA that they do not plan to freeze deployments, or do not plan to freeze projects involving BEA products. As a result, BEA believes that its business will not be materially affected by the anticipated freeze. However, BEA is also taking several management steps to reduce our exposure to a freeze in deployments, such as providing special incentives to our sales force during this time and focussing on transactions that are not dependent on new deployments of pending projects. However, if the freeze in deployments is larger than we anticipate, starts earlier or lasts longer than we anticipate, or affects our targeted customers to a greater degree than we anticipate, our revenues in late 1999 or early 2000 could be materially lower than expected. See "--Factors That May Impact Future Operating Results--Potential Fluctuations in Quarterly Operating Results."

     Acquisitions. Since its inception, BEA has acquired several companies and product lines, and distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the value of which is being amortized and charged to

BEA's operating results over periods ranging from four to ten quarters after completion of the acquisitions. BEA's management views the middleware market as growing but that companies serving that market are consolidating, and that this consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and services offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations beginning in the periods in which any such acquisition is completed.

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

     BEA eSolutions. In April 1999, BEA announced the formation of a concentration on developing and marketing a set of solutions for enterprise application integration and application development, especially in the area of electronic commerce. BEA's planned investment in this effort may affect BEA's anticipated overall financial results, particularly services revenues as a percentage of total revenues, cost of revenues as a percentage of total revenues, and research and development expense as a percentage of total revenues. In addition, investment in this project results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. The expenses adversely affect BEA's operating results in the short term and also in the long term if the anticipated benefits of such investment do not materialize.

     Change in Sales Cycles. Since mid fiscal 1999, BEA has experienced changes in sales cycles for its products. In September 1998, BEA completed its merger with WebLogic, Inc. ("WebLogic"), whose products tend to have a shorter sales cycle than BEA's enterprise application solutions. During the second half of fiscal 1999, an increasing number of BEA customers began negotiating licenses to use BEA's enterprise application solutions products as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single project transactions. In some cases, these architectural commitments have longer sales cycles than BEA's typical transactions, both because of the customer's decision cycle in adopting an architectural platform and because of heightened corporate approval requirements for larger contracts. In some cases, architectural commitment transactions have a shorter than usual sales cycle, in order for the customer to proceed with development of the new applications. These contrasting changes in the sales cycles and product mix may affect BEA's future quarterly revenues, revenue mix and operating results.

Results of Operations

Revenues

     BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased $27.0 million or 46 percent from the quarter ended April 30, 1998 to the quarter ended April 30, 1999. The increase reflects additional sales to existing customers, addition of new customer accounts and an increase in service offerings.

     License Revenues. License revenues increased 38 percent from the first quarter of fiscal 1999 to the first quarter of fiscal 2000. The increase in license revenues was mainly due to continued customer and market acceptance of the Company's products, and expansion of the Company's direct sales force. License revenues as a percentage of total revenues represented 65 percent and 69 percent of total revenues in the first quarter of fiscal 2000 and 1999, respectively. The decrease was attributable to the increase in service revenues as a result of the Company's increased focus on its service offerings.

     Service Revenues. Service revenues increased 66 percent in the first quarter of fiscal 2000 compared with the same quarter in fiscal 1999. Service revenues as a percentage of total revenues increased to 35 percent in the first quarter of fiscal 2000 from 31 percent in the first quarter of fiscal 1999. The increases were primarily due to increased charges for customer support resulting from increased license sales, an increase in consulting services offered by the Company, and increased numbers of service personnel and consultants.

     International Revenues. International revenues accounted for $34.7 million or 41 percent of total revenue in the quarter ended April 30, 1999 compared with $30.8 million or 53 percent in the same quarter of the prior fiscal year. The increase in international revenue dollars was the result of expansion of the Company's international sales force.

     Revenues from the European, Middle East and Africa region (EMEA) and Asia/Pacific region (APAC) increased in the first quarter of fiscal 2000 to $28.3 million and $6.3 million from $24.0 million and $5.9 million, respectively, in the same quarter of the prior fiscal year. Revenues from EMEA represented 33 percent of total revenues in the first quarter of fiscal 2000, compared with 41 percent in the same quarter of the prior fiscal year. Revenues from APAC represented 7 percent of total revenues in the first quarter of fiscal 2000, compared with 10 percent in the same quarter of the prior fiscal year. These decreases were the direct result of the expansion of the Company's domestic sales force and increased domestic revenue resulting from the acquisition of WebLogic.

Cost of Revenues

     Total cost of revenues represented 29 percent and 26 percent of total revenues in the quarter ended April 30, 1999 and 1998, respectively. The increase was due to the increase in service revenues as a percentage of total revenues, which carry a substantially higher cost of revenue than software licenses. Increased amortization charges related to acquisitions included in cost of revenues also contributed to the increase.

     Cost of Licenses. Cost of licenses includes expenses related to the purchase of disks and compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses represented 2 percent of license revenues for the first quarter of both fiscal 2000 and 1999.

     Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 45 percent in the first quarter of fiscal 2000 compared to the same quarter of the prior fiscal year. This increase was the result of the expansion of customer support centers in Europe and Asia, overall increased demand for the Company's services, and increased professional services headcount. Cost of services represented 56 percent and 64 percent of service revenues in the quarter ended April 30, 1999 and 1998, respectively. Cost of services as a percentage of service revenues decreased primarily as a result of nonrecurring fixed costs associated with the fiscal 1999 expansion of support centers in Europe and Asia. In the future, management expects the cost of services as a percentage of services revenue to range between 55 percent and 65 percent, as the Company continues to build its support and service organization.

     Amortization of Certain Acquired Intangible Assets. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $6.8 million and $3.2 million for the first quarter of fiscal years 2000 and 1999, respectively. The increase was primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 1999 acquisition of the TOP END products and the fiscal 1998 acquisition of the MessageQ and ObjectBroker products. In the future, amortization expense associated with these intangible assets recorded through April 30, 1999 is expected to total $6.8 million, $6.7 million and $6.5 million for the second, third and fourth quarter of fiscal 2000, approximately $21.6 million, $1.2 million, and $350,000 for the fiscal years ending January 31, 2001, 2002 and thereafter, respectively.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 55 percent in the first quarter of fiscal 2000 compared with the same quarter of the prior fiscal year. These expenses represented 49 percent and 46 percent of total revenues for the quarter ended April 30, 1999 and 1998, respectively. Sales and marketing expenses increased due to increased commissions on the Company's increased revenue base, the expansion of the Company's direct sales force and an increase in marketing personnel and programs. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased 15 percent in the first quarter of fiscal 2000 compared with the same quarter in fiscal 1999. Research and development expenses represented 14 percent and 18 percent of total revenues in the first quarter of fiscal 2000 and 1999, respectively. The increase in research and development spending in absolute dollars was attributed to an increase in software development personnel and related expenses. The decrease in research and development expenses as a percentage of total revenues was primarily due to the substantial increase in license and service revenues. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

     General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, information technology, facilities and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses increased 54 percent in the first quarter of fiscal 2000 compared with the same quarter of fiscal 1999. General and administrative expenses represented 10 percent of total revenues for both quarters ended April 30, 1999 and 1998, respectively. The increase in general and administrative spending was attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. Goodwill amortization totaled $989,000 and $201,000 in the first quarter of fiscal 2000 and 1999, respectively. In the future, amortization of goodwill recorded prior to April 30, 1999 is expected to total $989,000 for each of the remaining quarters in fiscal 2000, approximately $3.5 million, $1.4 million and $20,000 for fiscal years ending January 31, 2001, 2002 and thereafter, respectively.

     Acquisition related charges.   In fiscal 1999, acquisition related charges
were primarily related to expenses associated with the acquisition of Leader Group, Inc. ("Leader").

     Interest Expense; Interest Income and Other, Net. Interest expense was $2.5 million in the first quarter of fiscal 2000, compared with $1.1 million in the same quarter of the prior fiscal year. The increase was due to a higher average amount of outstanding borrowings, primarily due to the issuance of $250 million four percent Convertible Subordinated Notes ("Notes"). Interest income and other, net was $2.1 million and $1.4 million in the first quarter of fiscal 2000 and 1999, respectively. The increase in interest income was due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's debt and equity offerings.

     Provision for Income Taxes. While the Company has experienced operating losses to date, the Company has incurred income tax expense of approximately $1.6 million and $623,000 in the first quarters of fiscal years 2000 and 1999, respectively. The income tax expense consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increase in income taxes in the first quarter of fiscal 2000, relative to the same quarter of the prior fiscal year was primarily due to an overall increase in foreign corporate income taxes.

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

Liquidity and Capital Resources

     As of April 30, 1999, total cash, cash equivalents and short-term investments totaled $253.3 million, up from $236.5 million at January 31, 1999. The increase in cash, cash equivalents and short-term investments was primarily due to cash generated from operations.

     Cash generated from operating activities rose to $20.1 million in the first quarter of fiscal 2000, compared with $424,000 generated in the same quarter of the prior fiscal year. The primary source of cash generated from operations was an increase in deferred revenue and net income adjusted for non-cash transactions including depreciation and amortization.

     Investing activities consumed $4.2 million in cash during the first quarter of fiscal 2000, compared with $3.5 million in the same quarter of the prior fiscal year. Cash used for investing activities in the first quarter of fiscal 2000 was primarily due to purchases of computer equipment, furniture and leasehold improvements. In the same quarter of the prior fiscal year the primary use of cash for investing activities was due to the acquisition of certain assets of Penta Systems Technology, Inc. ("Penta").

     The Company generated $705,000 from financing activities in the first quarter of fiscal 2000, compared with $8.7 million in the same quarter of the prior fiscal year. The primary source of cash from financing activities in the first quarter of fiscal 2000 was the issuance of common stock by BEA and in the first quarter of fiscal 1999 was the issuance of preferred stock by WebLogic prior to BEA's acquisition of WebLogic.

     As of April 30, 1999, the Company's outstanding short and long-term debt obligations were $251.1 million, up from $250.8 million at January 31, 1999. At April 30, 1999, the Company's outstanding debt obligations consisted principally of the $250 million Notes.

     In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments, available lines of credit and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through April 30, 2000. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

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

     .    BEA WebLogic Enterprise

     .    BEA WebLogic Express

     .    BEA WebLogic Server

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

Risks of Year 2000 Issues

     Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. Worst case scenarios would include: corruption of data contained in the Company's internal information systems, hardware failure, and the failure of services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.). See "--Factors That May Impact Future Operating Results -Risks of Software Defects".

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

Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

     BEA was incorporated in January 1995 and therefore has a limited operating history. We have generated revenues to date primarily from sales of BEA TUXEDO, a software product to which we acquired worldwide distribution rights in February 1996, and from fees for related software products and services. We have also acquired a number of businesses, technologies and products, most recently WebLogic, Inc. ("WebLogic"). Our limited operating history and the difficulties of integrating a number of separate and independent business operations subject our business to numerous risks. At April 30, 1999, we had an accumulated deficit of approximately $187.1 million. In addition, in connection with certain acquisitions completed prior to April 30, 1999, we recorded approximately $234.2 million as intangible assets. Under Generally Accepted Accounting Principles, these intangible assets are required to be amortized in future periods. Approximately $183.1 million of these assets have been amortized as of April 30, 1999 and we expect to amortize the remaining approximately $51.1 million in future periods through our fiscal year ending January 31, 2004. We expect to amortize $23.0 million of such intangible assets over the remaining quarters of fiscal year ending January 31, 2000 and $25.1 million in the fiscal year ended January 31, 2001. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant, expenses related thereto. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to write off expenses sooner than we expect. Because of BEA's limited operating history and its ongoing write offs associated with prior acquisitions, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

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

     . the impact and duration of deteriorating economic and political conditions in Asia and related declines in Asian currency values

     .    market acceptance of middleware products

     .    the lengthy sales cycle for our products

     .    technological changes in computer systems and environments

     . the structure, timing and integration of acquisitions of businesses, products and technologies

     . whether we are able to develop, introduce and market new products on a timely basis

     . changes in our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of future new products and product enhancements from BEA or competitors

     .    whether we are able to expand our sales and marketing programs

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

     Industry sources widely predict that many large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the year 2000. Large corporations represent the majority of BEA's customer base, and a material portion of our license fees come from new computer system deployments. BEA is monitoring its customer base, especially customers expected to place orders in late 1999, to determine their plans and have been informed by some of our customers that they intend to freeze. BEA is also taking several management steps to reduce our exposure to a freeze in deployments, such as providing special incentives to our sales force during this time and focusing on transactions that are not dependent on new deployments of pending projects. However, if the freeze in deployments is larger than we anticipate, starts earlier or lasts longer than we anticipate, or affects our targeted customers to a greater degree than we anticipate, our revenues in late 1999 or early 2000 could be materially lower than expected. Furthermore, certain of our customers who intend to freeze deployments in late 1999 have informed us that they intend to accelerate their deployments. This could result in an unusual fluctuation of orders, in which an unusually large number of orders are received in the middle of 1999, then an unusual decrease in orders in subsequent quarters. Customer behavior, and consequently our orders, during this period will be unusually difficult to forecast.

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

Risks Associated with Past and Future Acquisitions

     From our inception in January 1995, we have made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. We acquired Leader Group, Inc. ("Leader") and a business unit of Penta Systems Technology, Inc. ("Penta") in the quarter ended April 30, 1998, TOP END in June 1998, the Entersoft Systems Corporation ("Entersoft") in July 1998, WebLogic, Inc. ("WebLogic") in September 1998 and Component Systems, LLC in May 1999. We intend to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

Product Concentration

     We currently derive the majority of our license and service revenues from BEA TUXEDO and from related products and services. Although we expect these products and services to continue to account for the majority of our revenues in the immediate future, we believe that BEA WebLogic will become an increasingly important revenue source. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO and BEA WebLogic, such as competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

Lengthy Sales Cycle

     Our customers typically use our products to integrate large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. Recently, we have experienced a significant increase in the number of million and multi-million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. Moreover, in contrast, during the second half of fiscal 1999, an increasing number of BEA customers began negotiating licenses to use BEA's enterprise application solutions as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single application transactions. In some cases, these architectural commitments also have longer sales cycles than BEA's typical single application transactions, because of both the customer's decision cycle in adopting an architectural platform and heightened corporate approval requirements for larger contracts. We believe general economic conditions that impact customers' capital investment decisions also affect our sales cycles. In addition, industry sources widely predict that large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the year 2000. If our customers stop deploying new computer systems, our revenues could be materially reduced and our operating results could be materially adversely affected, especially in the third and fourth quarters of calendar year

1999 (our fiscal year 2000). Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations and financial condition.

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

Competition

     The market for middleware, Web application servers and related services is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the middleware and application server marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released a product that includes certain basic application server functionality and has announced that it intends to include middleware functionality in future versions of its Windows 2000 operating system. In addition, there are companies offering and developing middleware and application integration software products and related services that directly compete with products we offer, such as New Era of Networks. Further, software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs basic middleware functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

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

     Microsoft has announced that it intends to include certain middleware functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows requires us to compete with Microsoft in the Windows marketplace, where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, its greater name recognition, its substantial installed base and the integration of its middleware functionality with Windows. We need to differentiate our products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability, and need to establish our products as more effective solutions to customers' needs. There can be no assurance that we will be able to successfully differentiate our products from those offered by Microsoft, or that Microsoft's entry into the middleware market will not materially adversely affect our business, operating results and financial condition.

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

International Operations

     International revenues accounted for 41 percent and 53 percent of our consolidated revenues for the three months ended April 30, 1999 and 1998, respectively. We sell our products and services through a network of branches and subsidiaries located in 24 countries worldwide. In addition, we also market through distributors in Europe and the Asia/Pacific region. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. General economic and political conditions in these foreign markets may also impact our international revenues. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that has led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of our Asian customers, which in turn has resulted in the delay of orders for our products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. As a result of such delays, our revenues from Asia for the fiscal year ended April 30, 1999 comprised a lower percentage of total revenues than we have historically experienced. We anticipate that weak Asian conditions will continue to adversely impact our financial results. It is difficult for us to predict the extent of the future impact of these conditions. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Management of Growth

     We are continuing to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 1,200 employees in over 52 offices in 24 countries at April 30, 1999. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. There can be no assurance that we will be able to successfully implement improvements to our management information and control systems in an efficient or timely manner or that, during the course of this implementation, we will not discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

Year 2000 Risks

     There can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to the Company. Moreover, our software directly and indirectly interacts with a large number of other hardware and software systems. Some of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging such customers to migrate to current product versions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 related failure. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

     The Company could also experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. Worst case scenarios would include: corruption of data contained in the Company's internal information systems, hardware failure, and the failure of services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.).

     In addition, a widely-predicted freeze in deployment of new computer systems by large corporations in the second half of fiscal year 2000 related to remediation of the Y2K problem could result in an unusual fluctuation of orders, in which an unusually large number of orders are received in the middle of 2000, followed by an unusual decrease in orders in subsequent quarters.

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

Expanding Distribution Channels and Reliance on Third Parties

     To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as system platform companies, packaged application software developers, systems integrators and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, OEMs and systems integrators. In particular, a significant part of our strategy is to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with additional ISVs to embed our middleware and Web application servers technology in their products. There can be no assurance that we will be able to successfully expand our direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, or otherwise further develop our relationships with indirect distribution channels. There also can be no assurance that any such expansion or additional license agreements would increase our revenues. Although we believe that our investments in the expansion of our direct sales force and in the establishment of other distribution channels through third parties ultimately will improve our operating results, to the extent that such investments are made and revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

     Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts due to the Year 2000 problem could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if BEA's software is not at fault, BEA could suffer material expense and material diversion of management time in defending any such lawsuits. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance".

Control by Management and Current Stockholders

     As of March 31, 1999, BEA's officers and directors and their affiliates, in the aggregate, had voting control over approximately 58.8 percent of BEA's voting Common Stock. In particular, Warburg, Pincus Ventures, L.P. ("Warburg") had effective voting control over approximately 49.0 percent of BEA's voting Common Stock and beneficially owned approximately 54.7 percent of BEA's Common Stock (which includes the non-voting Class B Common Stock owned by Warburg). As a result, these stockholders would be able to control all matters requiring majority stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg combined with BEA's officers and directors under certain circumstances could have the effect of delaying, or preventing a change in control of BEA.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange

     BEA's revenue originating outside the United States was 41 percent and 53 percent of total revenues for the three months ended April 30, 1999 and 1998, respectively. For the three months ended April 30, 1999 international revenues from EMEA and APAC represented 33 percent and 7 percent of total revenues. Within EMEA, France represented 11 percent of total revenues for the three months ended April 30, 1999. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

     The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies, principally U.K., France, Germany, Finland, Sweden, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Each month the Company marks to market the foreign exchange contracts based on the change in the foreign exchange rates with any resulting gain or losses recorded in the interest and other expenses.

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

     However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. At April 30, 1999 the average maturity of the Company's cash equivalents and investments was 17 days.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     The following exhibits are filed by attachment to this Form 10-Q:

          Exhibit          Description
          -------          -----------
          27.1             Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 30, 1999.

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

Dated:  June 14, 1999