Form 10-Q
period 1999-07-31
BEA SYSTEMS INC
filed 1999-09-14
CIK 1031798

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


                                   FORM 10-Q

(Mark One)

X    Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
-
     Act of 1934

For the quarterly period ended July 31, 1999

                                      OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to ________.

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

         Yes   X                                                 No  __
               -

     As of August 31, 1999, there were approximately 60,590,000 shares of the Registrant's Common Stock outstanding and 17,824,000 shares of Registrant's Class B Common Stock outstanding.

================================================================================

                               BEA SYSTEMS, INC.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                                                 Page No.
                                                                                                                --------
ITEM 1.   Financial Statements (Unaudited):

          Condensed Consolidated Statements of Operations
            Three and Six months ended July 31, 1999 and 1998...................................................    3

          Condensed Consolidated Balance Sheets
            July 31, 1999 and January 31, 1999..................................................................    4

          Condensed Consolidated Statements of Cash Flows
            Six months ended July 31, 1999 and 1998.............................................................    5

          Notes to Condensed Consolidated Financial Statements..................................................    6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations............................................................................................    8

ITEM 3.   Quantitative and Qualitative Disclosure about Market Risks............................................   22


PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders...................................................   24

ITEM 6.   Exhibits and Reports on Form 8-K......................................................................   24

Signatures......................................................................................................   25

PART I.   FINANCIAL INFORMATION

ITEM I.   FINANCIAL STATEMENTS


                               BEA SYSTEMS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                     Three months ended                 Six months ended
                                                                          July 31,                           July 31,
                                                                 --------------------------         ----------------------------
                                                                   1999             1998             1999              1998
                                                                 ----------      -----------        ----------       -----------
Revenues:
     License fees                                                $  64,897       $   45,893         $ 120,803        $   86,512
     Services                                                       38,315           21,678            67,984            39,588
                                                                 ---------       ----------         ---------        ----------
          Total revenues                                           103,212           67,571           188,787           126,100

Cost of revenues:
     Cost of license fees                                              952              842             2,117             1,623
     Cost of services                                               21,741           13,527            38,382            24,991
     Amortization of acquired intangible assets                      7,262            5,226            14,102             8,408
                                                                 ---------       ----------         ---------        ----------
          Total cost of revenues                                    29,955           19,595            54,601            35,022
                                                                 ---------       ----------         ---------        ----------
Gross profit                                                        73,257           47,976           134,186            91,078

Operating expenses:
     Sales and marketing                                            48,528           31,897            90,318            58,944
     Research and development                                       13,800           10,484            25,844            20,977
     General and administrative                                     10,977            6,236            20,087            12,165
     Acquisition-related charges                                         -           38,300                 -            38,791
                                                                 ---------       ----------         ---------        ----------
          Total operating expenses                                  73,305           86,917           136,249           130,877
                                                                 ---------       ----------         ---------        ----------
Loss from operations                                                   (48)         (38,941)           (2,063)          (39,799)

Interest income/(expense) and other, net                              (285)            (257)             (673)               75
                                                                 ---------       ----------         ---------        ----------
Loss before provision for income taxes                                (333)         (39,198)           (2,736)          (39,724)

Provision for income taxes                                           1,735            1,056             3,300             1,679
                                                                 ---------       ----------         ---------        ----------
Net loss                                                            (2,068)         (40,254)           (6,036)          (41,403)
Other comprehensive income/(loss):
     Foreign currency translation adjustments                          185              (65)             (125)               36
     Unrealized loss on available-for-sale investments, net of
       income taxes                                                    (94)             (16)             (116)              (37)
                                                                 ---------       ----------         ---------        ----------
Comprehensive loss                                               $  (1,977)      $  (40,335)        $  (6,277)       $  (41,404)
                                                                 =========       ==========         =========        ==========

Basic and diluted net loss per share                             $   (0.03)      $     (.59)        $   (0.08)       $    (0.61)
                                                                 =========       ==========         =========        ==========

Shares used in computing basic and diluted net loss per share       76,620           68,337            76,185            67,858
                                                                 =========       ==========         =========        ==========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                    July 31, 1999        January 31, 1999
                                                                                 -------------------   --------------------
                                                                                     (Unaudited)

                                   ASSETS
 Current assets:
      Cash and cash equivalents                                                   $         246,996      $          232,556
      Short-term investments                                                                 13,875                   3,895
      Accounts receivable, net                                                               94,866                  77,068
      Other current assets                                                                    6,874                   4,279
                                                                                  -----------------      ------------------
           Total current assets                                                             362,611                 317,798


 Computer equipment, furniture and leasehold improvements, net                               22,046                  17,185
 Acquired intangible assets, net                                                             50,169                  58,901
 Other assets                                                                                 9,078                   9,127
                                                                                  -----------------      ------------------
           Total assets                                                           $         443,904      $          403,011
                                                                                  =================      ==================



                    LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
      Borrowing under lines of credit                                             $               -      $              679
      Accounts payable                                                                        8,630                   7,615
      Accrued liabilities                                                                    60,827                  47,747
      Accrued income taxes                                                                    6,472                   5,991
      Deferred revenues                                                                      56,246                  33,784
      Current portion of notes payable and capital lease obligations                             38                      43
                                                                                  -----------------      ------------------
           Total current liabilities                                                        132,213                  95,859


 Notes payable and other long-term obligations                                                  860                     112
 Convertible subordinated notes                                                             250,000                 250,000
 Commitments and contingencies

 Stockholders' equity:
      Common stock                                                                               78                      77
      Additional paid-in capital                                                            252,785                 243,097
      Accumulated deficit                                                                  (189,149)               (183,116)
      Notes receivable from shareholders                                                       (544)                   (544)
      Deferred compensation                                                                  (1,504)                 (1,880)
      Accumulated other comprehensive loss                                                     (835)                   (594)
                                                                                  -----------------      ------------------
           Total stockholders' equity                                                        60,831                  57,040
                                                                                  -----------------      ------------------
           Total liabilities and stockholders' equity                             $         443,904      $          403,011
                                                                                  =================      ==================

                            See accompanying notes

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                          Six months ended
                                                                                              July 31,
                                                                                  -------------------------------
                                                                                      1999                1998
                                                                                  ------------        -----------
Operating activities:
    Net loss                                                                      $      (6,033)      $   (41,403)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                       3,429             1,720
       Amortization of deferred compensation                                                376               458
       Amortization of certain acquired intangible assets and
        acquisition-related charges                                                      16,688            47,708
       Amortization of debt issuance costs                                                  522               139
       Changes in operating assets and liabilities                                       14,268            (5,276)
       Other                                                                               (264)               (5)
                                                                                  -------------       -----------
Net cash provided by operating activities                                                28,986             3,341
                                                                                  -------------       -----------
    Amortization of acquired intangible assets

Investing activities:
    Purchase of computer equipment, furniture and
      leasehold improvements                                                             (8,203)           (5,188)
    Payments for business combinations, net of cash acquired                             (6,051)          (98,358)
    Net maturities/(purchases) of available-for-sale short-term investments             (10,096)         (206,646)
                                                                                  -------------       -----------
Net cash used in investing activities                                                   (24,350)         (310,192)
                                                                                  -------------       -----------

Financing activities:
    Net borrowings under lines of credit                                                   (679)              263
    Net payments on notes payable and capital lease obligations                            (102)          (12,731)
    Net proceeds from issuance of common stock and preferred stock                        9,689           249,870
                                                                                  -------------       -----------
Net cash provided by financing activities                                                 8,908           237,402
                                                                                  -------------       -----------


Net increase in cash and cash equivalents                                                13,544           (69,449)

Effect of exchange rate changes on cash                                                     896                67

Cash and cash equivalents at beginning of period                                        232,556            99,989
                                                                                  -------------       -----------
Cash and cash equivalents at end of period                                        $     246,996       $    30,607
                                                                                  =============       ===========

                            See accompanying notes.

                               BEA SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Basis of Presentation

     The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The results of operations for the three and six months ended July 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

     The Company acquired Leader Group, Inc. ("Leader Group") on April 30, 1998 and WebLogic, Inc. ("WebLogic") on September 30, 1998 in merger transactions accounted for as poolings of interests. The results of operations for the three and six months ended July 31, 1998 have been restated to reflect the combined operations of the Company, Leader Group and WebLogic.

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

     The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                              Three months ended             Six months ended
                                                   July 31,                      July 31,
                                           -------------------------     -------------------------
                                              1999           1998           1999           1998
                                           ----------     ----------     ----------     ----------
Basic and diluted loss per share:
Numerator:
  Net loss                                $   (2,068)    $  (40,254)    $  (6,036)     $  (41,403)
                                           ==========     ==========     ==========     ==========

Denominator:
  Weighted average shares                     77,539         69,991        77,196          69,604
  Shares subject to repurchase                  (919)        (1,654)       (1,011)         (1,746)
                                           ----------     ----------     ----------     ----------
  Weighted average shares, net                76,620         68,337        76,185          67,858
                                           ==========     ==========     ==========     ==========

  Basic and diluted net loss per share    $    (0.03)    $    (0.59)    $   (0.08)     $    (0.61)
                                           ==========     ==========     ==========     ==========

     The computations of basic and diluted net loss per share for the three and six months ended July 31, 1999 and 1998 excludes the impact of approximately 5.9 million and 5.5 million stock options, respectively, as well as the conversion of the 4% Convertible Subordinated Notes issued in June and July 1998 (See Note
3), which are convertible into 9,466,111 shares of common stock, as such impact would be antidilutive for the periods presented.

Note 3.  Convertible Subordinated Debt Offering

     In June and July, 1998, the Company completed the sale of $250 million of 4% Convertible Subordinated Notes ("Notes") due June 15, 2005 in an offering to Qualified Institutional Buyers. The Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the Notes is convertible into common stock of the Company at a conversion rate of 37.87 shares per $1,000 principal amount of Notes (equivalent to an approximate conversion price of $26.41 per share). The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually on June 15th and December 15th.

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

     The components of accumulated other comprehensive loss are as follows (in thousands):


                                                                      July 31,              January 31,
                                                                 -----------------       -----------------
                                                                        1999                   1999
                                                                 -----------------       -----------------
Foreign currency translation adjustment                               $    (692)              $    (567)
Unrealized loss on available-for-sale investments, net of tax              (143)                    (27)
                                                                      ---------               ---------
Total accumulated other comprehensive loss                            $    (835)              $    (594)
                                                                      =========               =========

Note 5.  Industry and Geographic Segment Information

     Information regarding the Company's operations by geographic areas at July 31, 1999 and 1998 and for the three and six months then ended is as follows (in thousands):

                                                 Three months ended           Six months ended
                                                      July 31,                     July 31,
                                             -------------------------    -------------------------
                                                1999           1998          1999           1998
                                             ----------     ----------    ----------     ----------
     Total revenues
       United States                         $   61,259     $   39,570    $  112,098     $   67,543
       Europe, Middle East and Africa (EMEA)     32,894         23,738        61,145         47,722
       Asia/Pacific and other                     9,059          4,263        15,544         10,835
                                             ----------     ----------    ----------     ----------
                                             $  103,212     $   67,571    $  188,787     $  126,100
                                             ==========     ==========    ==========     ==========
     Long-lived assets (at July 31):
       United States                         $   55,650     $   84,956
       Europe, Middle East and Africa             2,677          2,774
       Asia/Pacific and other                    22,966          8,966
                                             ----------     ----------
                                             $   81,293     $   96,696
                                             ==========     ==========

     Within EMEA, France represented 11 percent of total revenues for the three and six months ended July 31, 1999. Revenue is attributed to regions based upon customer location.

NOTE 6. Subsequent Event.

     In August 1999, the Company purchased Avitek, Inc. for approximately
$9.6 million in cash. The Company expects a significant portion of the purchase price to be allocated to intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations of BEA Systems, Inc. ("BEA" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding growth in the middleware market, consolidation of companies serving the middleware market and opportunities for BEA related thereto, future acquisitions or licensing transactions, building sales capacity and pursuing partnerships with other companies, future cost and expense levels, expected timing and amount of amortization expenses related to acquisitions, the adequacy of resources to meet future cash requirements, future hiring, evaluation and resolution of the Year 2000 problem, and expenses, costs and material disruptions in the Company's business related to the Year 2000 problem. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in this Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings, "Overview," "Year 2000 Compliance" and "Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

Overview

     BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of mission-critical Web and transaction middleware solutions for the world's largest enterprises. BEA's product line enables end-to-end, integrated solutions for electronic commerce and business-critical systems. BEA products include BEA TUXEDO, the industry's market share leader for distributed transaction management platforms; BEA WebLogic, a leading application server family providing CORBA and Java solutions; and BEA eLink, a solution for integrating enterprise applications. BEA also provides a broad suite of consulting, education, and customer support offerings to preserve and maximize technology investments in BEA products.

     Potential Spending Freeze Related to Year 2000. Industry sources widely predict that many large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the year 2000. Large corporations represent the majority of BEA's customer base, and a material portion of our license fees come from new computer system deployments. BEA is monitoring its customer base, especially customers expected to place orders in late 1999, to determine their plans and has been informed by some of our customers that they intend to stop deploying new computer systems in late 1999 and early 2000. However, BEA currently believes that its business will not likely be materially affected by these delays. BEA is also taking several management steps to reduce our exposure to Year 2000 deployment delays, such as providing special incentives to our sales force during this time and focussing on transactions that are not dependent on new deployments of pending projects. However, if the Year 2000 related delays in deployments are larger than we anticipate, start earlier or last longer than we anticipate, or involves more of our targeted customers than we anticipate, our revenues in late 1999 or early 2000 could be materially lower than expected. We also may experience reduced sales as customers reduce their budgets for and personnel allocated to middleware and web application software deployments due to increased expenditures and work on Year 2000 compliance. See "Factors That May Impact Future Operating Results--Potential Fluctuations in Quarterly Operating Results."

     Acquisitions. Since its inception, BEA has acquired several companies and product lines, and distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the value of which is being amortized and charged to BEA's operating results over periods ranging from two to five years after completion of the acquisitions. BEA's management views the middleware market as growing but that companies serving that market are consolidating, and that this consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and services offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations beginning in the periods in which any such acquisition is completed.

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

     BEA eSolutions and eLink. BEA is developing and marketing a set of solutions for enterprise application integration and application development, especially in the area of electronic commerce. BEA's planned investment in this effort may affect BEA's anticipated overall financial results, particularly service revenues as a percentage of total revenues, cost of revenues as a percentage of total revenues, and research and development expense as a percentage of total revenues. In addition, investment in this project results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. The expenses adversely affect BEA's operating results in the short term and also in the long term if the anticipated benefits of such investment do not materialize.

     Change in Sales Cycles. Since mid-fiscal 1999, BEA has experienced changes in sales cycles for its products. In September 1998, BEA completed its merger with WebLogic, Inc. ("WebLogic"), whose products tend to have a shorter sales cycle than BEA's enterprise application solutions. During the second half of fiscal 1999, an increasing number of BEA customers began negotiating licenses to use BEA's enterprise application solutions products as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single project transactions. In some cases, these architectural commitments have longer sales cycles than BEA's typical transactions, both because of the customer's decision cycle in adopting an architectural platform and because of heightened corporate approval requirements for larger contracts. In some cases, architectural commitment transactions have a shorter than usual sales cycle, in order for the customer to proceed with development of the new applications. These contrasting changes in the sales cycles and product mix may affect BEA's future quarterly revenues, revenue mix and operating results.

     Increase in Service Revenues as a Percentage of Total Revenues. Service revenues have increased as a percentage of total revenues, from 32 percent of total revenues in the quarter ended July 31, 1998 to 37 percent in the quarter ended July 31, 1999. Although gross margin on service revenues increased from 38 percent to 43 percent of service revenues over the same period, gross margin on service revenues is significantly lower than gross margin on license revenues. BEA has made a strategic decision to increase services, to as high as 40 percent of total revenues over the course of the next several quarters. BEA believes that its customer base is in the process of transitioning to mission-critical applications based on CORBA and Java programming models, but that customers typically do not have sufficient numbers of programmers experienced in building large, reliable systems on these programming models. BEA believes that by providing its customers with additional services, especially in architecting, building and deploying CORBA and Java systems and training customers' programmers to develop these systems, BEA will speed customers' deployment of systems based on our CORBA and Java platform products, resulting in license fees for use of those platform products. The increase in service revenues as a percentage of total revenues will have a negative impact on gross margins and could have a negative impact on operating margins if the increase in service revenues do no result in an increase in license revenues.

Results of Operations

Three and six months ended July 31, 1999 and 1998

Revenues

     BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased by $35.6 million, or 53 percent from the quarter ended July 31, 1998 to the quarter ended July 31, 1999. Total revenues also increased $62.7 million or 50 percent from the six months ended July 31, 1998 to the six months ended July 31, 1999. These increases reflect additional sales to existing customers, the addition of new customer accounts and an increase in product and service offerings.

     License Revenues. License revenues increased 41 percent from the second quarter of fiscal 1999 to the second quarter of fiscal 2000. For the six months ended July 31, 1999, license revenues increased $34.3 million or 40 percent from the six months ended July 31, 1998. The increases in license revenues were mainly due to continued customer and market acceptance of the Company's products, and expansion of the Company's direct sales force. License revenues as a percentage of total revenues represented 63 percent and 68 percent of total revenues in the second quarters of fiscal 2000 and 1999, respectively, and 64 percent and 69 percent of total revenues for the six month periods ended July 31, 1999 and 1998, respectively. The decreases in both the quarterly and six month period comparisons were attributable to the percentage increases in service revenues as a result of the Company's increased focus on its service offerings.

     Service Revenues. Service revenues increased 77 percent in the second quarter of fiscal 2000 compared with the same quarter in fiscal 1999. For the six months ended July 31, 1999, services revenues increased $28.4 million or 72 percent from the same period of the prior fiscal year. Service revenues as a percentage of total revenues represented 37 percent and 32 percent of total revenues in the second quarter of fiscal 2000 and 1999, respectively, and 36 percent and 31 percent of total revenues for the six months ended July 31, 1999 and 1998, respectively. These increases were primarily due to the increase in application and component development projects, increased charges for customer support resulting from increased license sales, an increase in consulting services offered by the Company, and increased numbers of service personnel and consultants.

     International Revenues. International revenues accounted for 41 percent of total revenue for the second quarter of both fiscal 2000 and 1999. For the six months ended July 31, 1999 and 1998, international revenues were 41 percent and 46 percent of total revenues, respectively. The increase in absolute dollars was the result of expansion of the Company's international sales force and the improvement in the economic conditions of the Asia/Pacific region.

     Revenues from the European, Middle East and Africa region ("EMEA") and Asia/Pacific region ("APAC") increased in the second quarters of fiscal 2000 and 1999 to $32.9 million and $8.6 million, respectively, from $23.7 million and $4.0 million in the same quarter of the prior fiscal year. Revenues from EMEA represented 32 percent of total revenues in the second quarter of fiscal 2000, compared with 35 percent in the same quarter of the prior fiscal year. Revenues from APAC represented 8 percent of total revenues in the second quarter of fiscal 2000, compared with 6 percent in the same quarter of the prior fiscal year. The decrease in EMEA was the direct result of the expansion of the Company's domestic sales force and increased domestic revenue resulting from the acquisition of WebLogic. The increase in APAC was primarily the result of the gradual improvement in the economic conditions in that region.

Cost of Revenues

     Total cost of revenues represented 29 percent of total revenues in both quarters ended July 31, 1999 and 1998.

     Cost of Licenses. Cost of licenses includes expenses related to the purchase of disks and compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses represented approximately 2 percent of license revenues for the second quarter of both fiscal 2000 and 1999, and the six month periods ended July 31, 1999 and 1998.

     Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 61 percent in the second quarter of fiscal 2000 compared to the same quarter of the prior fiscal year. For the six months ended July 31, 1999, cost of services increased $13.4 or 54 percent from the same period of the prior fiscal year. These increases were the result of the increase in application and component development projects, the expansion of customer support centers in Europe and Asia, overall increased demand for the Company's services, and increased professional services headcount. Cost of services represented 57 percent and 62 percent of service revenues in the quarters ended July 31, 1999 and 1998, respectively. For the six months ended July 31, 1999 and 1998, cost of services represented 56 percent and 63 percent of service revenues, respectively. Cost of services as a percentage of service revenues decreased primarily as a result of nonrecurring fixed costs associated with the fiscal 1999 expansion of support centers in Europe and Asia. In the future, management expects the cost of services as a percentage of services revenue to range between 55 percent and 65 percent, as the Company continues to build its support and service organization.

     Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $7.3 million and $5.2 million for the second quarter of fiscal years 2000 and 1999, respectively. For the six months ended July 31, 1999 and 1998, amortization of certain acquired intangible assets totaled $14.1 million and $8.4 million, respectively. These increases were primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 1999 acquisition of the TOP END product. In the future, amortization expense associated with intangible assets recorded through July 31, 1999 is expected to total $6.7 million and $6.5 million for the third and fourth quarter of fiscal 2000, approximately $21.2 million, $1.3 million, and $411,000 for the fiscal years ending January 31, 2001, 2002 and thereafter, respectively.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 52 percent in the second quarter of fiscal 2000 compared with the same quarter of the prior fiscal year. For the six months ended July 31, 1999, sales and marketing expenses increased $31.4 million or 53 percent from the same period of the prior fiscal year. These expenses represented 47 percent of total revenues for both quarters ended July 31, 1999 and 1998 and 48 percent and 47 percent of total revenues for the six month periods ended July 31, 1999 and 1998, respectively. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars.

     Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased 32 percent in the second quarter of fiscal 2000 compared with the same quarter in fiscal 1999. For the six months ended July 31, 1999, research and development expenses increased $4.9 million or 23 percent from the same period of the prior fiscal year. Research and development expenses represented 13 percent and 16 percent of total revenues in the second quarter of fiscal 2000 and 1999, respectively and 14 percent and 17 percent of total revenues in the six month periods ended July 31, 1999 and 1998, respectively. The increase in research and development spending in absolute dollars was attributed to an increase in software development personnel and related expenses. The decrease in research and development expenses as a percentage of total revenues was primarily due to the substantial increase in license and service revenues. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

     General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, information technology, facilities and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses increased 76 percent in the second quarter of fiscal 2000 compared with the same quarter of fiscal 1999. For the six months ended July 31, 1999, general and administrative expenses increased $7.9 million or 65 percent from the same period of the prior fiscal year. General and administrative expenses represented 11 percent and 9 percent of total revenues for the quarters ended July 31, 1999 and 1998, respectively and 11 percent and 10 percent of total revenues for the six month periods ended July 31, 1999 and 1998, respectively. The increases in general and administrative expenses were attributed to the increase in goodwill amortization, the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. Goodwill amortization totaled $1.6 million and $802,000 in the second quarter of fiscal 2000 and 1999, respectively. For the six months ended July 31, 1999 and 1998, goodwill amortization totaled $2.6 million and $1.0 million, respectively. In the future, amortization of goodwill recorded prior to July 31, 1999 is expected to total $2.0 million for each of the remaining quarters in fiscal 2000, approximately $7.4 million, $2.8 million for fiscal years ending January 31, 2001, 2002 and thereafter, respectively.

     Acquisition related charges. In the three and six month periods ended July 31, 1998, acquisition related charges were related to direct acquisition expenses and the write-off of in-process research and development costs associated with the acquisition of Leader Group, Inc. ("Leader") and the TOP END product from NCR.

     Interest Expense; Interest Income and Other, Net. Interest expense was $2.5 million in the second quarters of both fiscal 2000 and 1999. Interest expense is the result of the issuance of the $250 million four percent Convertible Subordinated Notes ("Notes"). Interest income and other, net was approximately $2.2 million in the second quarters of both fiscal 2000 and 1999.

     Provision for Income Taxes. While the Company has experienced operating losses to date, the Company has incurred income tax expense of approximately $1.7 million and $1.1 million in the second quarters of fiscal years 2000 and 1999, respectively. For the six months ended July 31, 1999 and 1998, income tax expense totaled approximately $3.3 million and $1.7 million, respectively. The income tax expense consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increase in income taxes in the second quarter of fiscal 2000, relative to the same quarter of the prior fiscal year was primarily due to an overall increase in foreign corporate income taxes.

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

Liquidity and Capital Resources

     As of July 31, 1999, total cash, cash equivalents and short-term investments totaled $260.9 million, up from $236.5 million at January 31, 1999. The increase in cash, cash equivalents and short-term investments was primarily due to cash generated from operations.

     Cash generated from operating activities rose to $29.0 million for the six months ended July 31, 1999, compared with $3.3 million generated in the same period of the prior fiscal year. The primary sources of cash generated from operations were an increase in deferred revenue and net income adjusted for non-cash transactions including depreciation and amortization.

     Investing activities consumed $24.3 million in cash during the six months ended July 31, 1999, compared with $310.2 million in the same period of the prior fiscal year. Cash used for investing activities in the first six months of fiscal 2000 was primarily due to purchases of short-term investments and computer equipment, furniture and leasehold improvements. In the same period of the prior fiscal year the primary use of cash for investing activities was primarily due to the purchases of short-term investments as well as the acquisition of the TOP END product.

     The Company generated $8.9 million from financing activities in the six months ended July 31, 1999, compared with $237.4 million in the same period of the prior fiscal year. The primary source of cash from financing activities in the first six months of fiscal 2000 was the issuance of common stock by BEA and in the same period of the prior fiscal year the primary source of cash was the sale of the Notes.

     As of July 31, 1999, the Company's outstanding short and long-term debt obligations were $250.9 million, up from $250.1 million at January 31, 1999. At July 31, 1999, the Company's outstanding debt obligations consisted principally of the $250 million Notes.

     In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of companies, products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through July 31, 2000. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

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

State of Readiness

         The Company has been evaluating the Year 2000 readiness of the most current versions of BEA WebLogic Enterprise, BEA TUXEDO and its other software products sold by the Company ("Products"). Internal information technology systems used in our operations ("IT Systems") and our non-IT Systems, such as security systems, building equipment, voice mail and other systems are also being evaluated for Year 2000 readiness. The Company's evaluation primarily covers: identification of all Products, IT Systems, and non-IT Systems; assessing business and customer satisfaction risks associated with such systems, creating action plans to address known risks, executing and monitoring action plans, and contingency planning.

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

         The Company has substantially tested BEA TOP END Security Services and confirmed its Year 2000 compliance.

         With respect to internal IT Systems and non-IT Systems, the Company has initiated an assessment of its internal IT Systems including third-party software and hardware technology and its non-IT Systems. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurance from such vendors that their systems are Year 2000 compliant. The Company has been informed by substantially all of its material business application software suppliers that their software is, or shortly will be, Year 2000 compliant. The software from these suppliers, such as PeopleSoft, Clarify and Microsoft, is used in the Company's financial, sales, customer support and administrative operations. Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Risks of Year 2000 Issues

         Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. Worst case scenarios would include: corruption of data contained in the Company's internal information systems, hardware failure, and the failure of services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.). See "Factors That May Impact Future Operating Results--Risks of Software Defects".

Contingency Plans

         The Company has not fully developed a comprehensive contingency plan to address situations that may result from the Year 2000. If additional Year 2000 compliance issues are discovered, the Company will evaluate the need for contingency plans relating to such issues.

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

Limited Operating History; Integration of Acquisitions; No Assurance of Profitability

         BEA was incorporated in January 1995 and therefore has a limited operating history. We have generated revenues to date primarily from sales of BEA TUXEDO, a software product to which we acquired worldwide distribution rights in February 1996, and from fees for related software products and services. We have also acquired a number of businesses, technologies and products, most recently WebLogic, Inc. ("WebLogic"). Our limited operating history and the difficulties of integrating a number of separate and independent business operations subject our business to numerous risks. At July 31, 1999, we had an accumulated deficit of approximately $189.1 million. In addition, in connection with certain acquisitions completed prior to July 31, 1999, we recorded approximately $242.1 million as intangible assets. Under Generally Accepted Accounting Principles, these intangible assets are required to be amortized in future periods. Approximately $191.9 million of these assets have been amortized as of July 31, 1999 and we expect to amortize the remaining approximately $50.2 million in future periods through our fiscal year ending January 31, 2003. We expect to amortize $17.2 million of such intangible assets over the remaining quarters of fiscal year ending January 31, 2000 and $28.6 million in the fiscal year ended January 31, 2001. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant, expenses related thereto. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to write off expenses sooner than we expect. Because of BEA's limited operating history and its ongoing write offs associated with prior acquisitions, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

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

         .    loss of key personnel

         .    fluctuations in foreign currency exchange rates

         . interpretations of the accounting pronouncements on software revenues recognition.

         Industry sources widely predict that many large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the Year 2000. Large corporations represent the majority of BEA's customer base, and a material portion of our license fees come from new computer system deployments. BEA is monitoring its customer base, especially customers expected to place orders in late 1999, to determine their plans and have been informed by some of our customers that they intend to stop deploying new computer systems. BEA is also taking several management steps to reduce our exposure to Year 2000 deployment delays, such as providing special incentives to our sales force during this time and focusing on transactions that are not dependent on new deployments of pending projects. However, if the Year 2000 related delays in deployments are larger than we anticipate, start earlier or last longer than we anticipate, or involves more of our targeted customers than we anticipate, our revenues in late 1999 or early 2000 could be materially lower than expected. Furthermore, certain of our customers who originally intended to delay deployments in late 1999 have informed us that they may accelerate their deployments. This could result in an unusual fluctuation of orders, in which an unusually large number of orders are received in the middle of 1999, then an unusual decrease in orders in subsequent quarters. Customer behavior, and consequently our orders, during this period will be unusually difficult to forecast.

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

Risks Associated with Past and Future Acquisitions

         From our inception in January 1995, we have made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. We acquired Leader Group, Inc. ("Leader Group") and a business unit of Penta Systems Technology, Inc. ("Penta") in the quarter ended April 30, 1998, TOP END in June 1998, the Entersoft Systems Corporation ("Entersoft") in July 1998, WebLogic, Inc. ("WebLogic") in September 1998, Component Systems, LLC in May 1999 and Avitek, Inc. ("Avitek") in August 1999. We intend to make additional acquisitions in the future, although there can be no assurance that suitable companies, divisions or products will be available for acquisition. Such acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

         Recently, the Financial Accounting Standards Board ("FASB") voted to eliminate pooling of interests accounting for acquisitions and considering the elimination of the immediate write-off of acquired in-process research and development. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to the Company's cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, the Company's results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes would not directly affect the purchase price for any such acquisitions, they would have the effect of increasing the reported expenses associated with any such acquisitions. To that extent, these changes may make it more difficult for the Company to acquire other companies, product lines or technologies.

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

Competition

         The market for middleware, application servers and related services is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of the middleware and application server marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released a product that includes certain basic application server functionality and has announced that it intends to include middleware functionality in future versions of its Windows 2000 operating system. In addition, there are companies offering and developing middleware and application integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary middleware software that supports these tools and performs basic middleware functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

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

International Operations

         International revenues accounted for 41 percent of our consolidated revenues for both quarters ended July 31, 1999 and 1998, respectively. We sell our products and services through a network of branches and subsidiaries located in 27 countries worldwide. In addition, we also market through distributors in Europe and the Asia/Pacific region. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business, in particular the French franc, the German mark, the British pound, the Japanese yen, the Australian dollar and the Korean won. General economic and political conditions in these foreign markets may also impact our international revenues. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that has led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of our Asian customers, which in turn has resulted in the delay of orders for our products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. We anticipate that weak Asian conditions may adversely impact our financial results. It is difficult for us to predict the extent of the future impact of these conditions. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Management of Growth

         We are continuing to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 1,400 employees in over 58 offices in 27 countries at July 31, 1999. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. There can be no assurance that we will be able to successfully implement improvements to our management information and control systems in an efficient or timely manner or that, during the course of this implementation, we will not discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

Dependence on Growth of Market for Middleware and Application Servers

         We sell our products and services in the middleware and application server markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing a presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of middleware technology. There can be no assurance that the markets for middleware technology and application servers and related services will continue to grow. If these markets fail to grow or grow more slowly than we currently anticipate, or if we experience increased competition in these markets, our business, results of operations and financial condition will be adversely affected.

Year 2000 Risks

         There can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs or liabilities to the Company, Moreover, our software directly and indirectly interacts with a large number of other hardware and software systems. Som of the Company's customers are running product versions that are not year 2000 compliant. The Company has been encouraging its customers to migrate to current product versions. In addition, there can be no assurances that the Company's current products do not contain undetected errors or defects associated with year 2000 date functions that may result in material costs to the Company. Moreover, our software directly and indirectly interacts with a large number of other hardware and software systems could contain defects associated with the year 2000 date. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material year 2000 related failure. Any year 2000 defect in our products or the software and hardware systems with which our products operate, as well as any year 2000 errors caused by older non-current products that were not upgraded by our customers, could expose us to litigation that could have a material adverse impact on the Company. The risks of such litigation may be particularly acute due to the mission-critical applications for which the Company's products are used. Some commentators have stated that a significant amount of litigation will arise out of year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

         The Company could also experience serious unanticipated negative consequences caused by undetected year 2000 defects in its internal systems, including third party software and hardware products. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. For example the Company could experience a (i) corruption of data contained in the Company's internal information systems or a (ii) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Any such events could have a material adverse impact on the Company. In addition, the Company could experience serious unanticipated negative consequences caused by the failure of services or products provided by third parties that are critical to the continued day-to-day operation of the Company, such as electrical power, telecommunications services, and shipping services (particularly outside of countries such as the United States where year 2000 remediation has progressed the furthest), which consequences could have a material adverse effect on the Company's business operations.

         In addition, a widely-predicted freeze in deployment of new computer systems by large corporations in the second half of calendar year 1999 related to remediation of the Y2K problem could result in an unusual fluctuation of orders, in which an unusually large number of orders are received in the middle of 2000, followed by an unusual decrease in orders in subsequent quarters.

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

Control by Management and Current Stockholders

         As of August 31, 1999, BEA's officers and directors and their affiliates, in the aggregate, had voting control over approximately 57 percent of BEA's voting Common Stock. In particular, Warburg, Pincus Ventures, L.P. ("Warburg") had effective voting control over approximately 48 percent of BEA's voting Common Stock (assuming the conversion of the non-voting Class B Common Stock owned by Warburg). As a result, these stockholders would be able to control all matters requiring majority stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg combined with BEA's officers and directors under certain circumstances could have the effect of delaying, or preventing a change in control of BEA.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange

         BEA's revenue originating outside the United States was 41 percent of total revenues for both quarters ended July 31, 1999 and 1998. For the three months ended July 31, 1999 international revenues from EMEA and APAC represented 32 percent and 8 percent of total revenues. Within EMEA, France represented 11 percent of total revenues for the three and six months ended July 31, 1999. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

         The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies, principally those of Western Europe, Sweden, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Each month the Company marks to market open foreign exchange contracts based on the change in the foreign exchange rates with any resulting gain or losses recorded in the interest and other expenses.

         The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred.

Interest Rates

         The Company invests its cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are only invested in short-term time deposits of the local operating bank.

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

         However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. At July 31, 1999 the average maturity of the Company's cash equivalents and investments was 22 days.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on July 19, 1999, the following individuals were elected to the Board of Directors:

                                               Votes For           Votes Withheld
                                           ------------------    ------------------
Edward W. Scott, Jr.                             46,248,871              184,135
Stewart K. P. Gross                              46,256,538              176,468
Carol A. Bartz                                   46,258,388              174,618

The following proposals were approved at the Company's Annual Meeting:

                                               Affirmative            Negative                Votes
                                                  Votes                 Votes               Withheld
                                            ------------------    ------------------    ------------------
1.    Amendment of the  Company's  1997
      Employee Stock Purchase Plan.               35,770,945            3,782,222             31,185

2.    Amendment of the  Company's  1997
      Stock Incentive Plan.                       34,455,033            5,099,011             30,308

3.    Amendment of the Company's
      Certificate of Incorporation.               43,692,590            2,701,512             38,904

4.    Ratify the appointment of Ernst
      & Young, LLP as independent
      auditors for the fiscal year
      ending January 31, 2000.                    46,339,768               28,810             64,428

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

         The following exhibits are filed by attachment to this Form 10-Q:

             Exhibit             Description
             -------             -----------
              27.1               Financial Data Schedule

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 31, 1999.

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

Dated:   September 14, 1999