Form 10-Q
period 1999-10-31
BEA SYSTEMS INC
filed 1999-12-13
CIK 1031798

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 1999

                                       OR

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
  Exchange Act of 1934 for the transition period from        to         .

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  As of November 30, 1999, there were approximately 61,366,000 shares of the Registrant's Common Stock outstanding and 17,824,000 shares of Registrant's Class B Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

                                                                            Page
                                                                            No.
                                                                            ----
 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Condensed Consolidated Financial Statements (Unaudited):

          Condensed Consolidated Statements of Operations and
           Comprehensive Loss
           Three and Nine months ended October 31, 1999 and 1998..........    2

          Condensed Consolidated Balance Sheets
           October 31, 1999 and January 31, 1999............ ........... .    3

          Condensed Consolidated Statements of Cash Flows
           Nine months ended October 31, 1999 and 1998....................    4

          Notes to Condensed Consolidated Financial Statements............    5

 ITEM 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................... ....................    8

 ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk......   26

 PART II. OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K................................   28

 Signatures................................................................  29

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)
                                  (Unaudited)

                                       Three months ended   Nine months ended
                                          October 31,          October 31,
                                       -------------------- ------------------
                                         1999       1998      1999      1998
                                       ---------  --------- --------  --------
Revenues:
  License fees........................ $  77,912  $ 53,394  $198,715  $139,906
  Services............................    48,542    27,520   116,526    67,108
                                       ---------  --------  --------  --------
    Total revenues....................   126,454    80,914   315,241   207,014
Cost of revenues:
  Cost of license fees................     1,310     1,073     3,427     2,696
  Cost of services....................    27,382    16,085    65,764    41,076
  Amortization of certain acquired
   intangible assets..................     6,925     7,878    21,027    16,286
                                       ---------  --------  --------  --------
    Total cost of revenues............    35,617    25,036    90,218    60,058
                                       ---------  --------  --------  --------
Gross profit..........................    90,837    55,878   225,023   146,956
Operating expenses:
  Sales and marketing.................    56,356    38,031   146,674    96,975
  Research and development............    16,754    11,083    42,598    32,060
  General and administrative..........    14,236     7,776    34,320    19,941
  Acquisition-related charges.........        -      3,453        -     42,244
                                       ---------  --------  --------  --------
    Total operating expenses..........    87,346    60,343   223,592   191,220
                                       ---------  --------  --------  --------
Income (loss) from operations.........     3,491    (4,465)    1,431   (44,264)
Interest income (expense) and other,
 net..................................       454      (252)     (219)     (177)
                                       ---------  --------  --------  --------
Income (loss) before provision for
 income taxes.........................     3,945    (4,717)    1,212   (44,441)
Provision for income taxes............     3,800     1,498     7,100     3,177
                                       ---------  --------  --------  --------
Net income (loss).....................       145    (6,215)   (5,888)  (47,618)
Other comprehensive income (loss):
  Foreign currency translation
   adjustments........................      (226)     (143)     (351)     (107)
  Unrealized gain (loss) on available-
   for-sale investments, net of income
   taxes..............................       (68)       18      (184)      (19)
                                       ---------  --------  --------  --------
Comprehensive loss.................... $    (149) $ (6,340) $ (6,423) $(47,744)
                                       =========  ========  ========  ========
Net income (loss) per share:
  Basic............................... $   (0.00) $  (0.09) $  (0.08) $  (0.70)
                                       =========  ========  ========  ========
  Diluted............................. $   (0.00) $  (0.09) $  (0.08) $  (0.70)
                                       =========  ========  ========  ========
Number of shares used in per share
 calculations:
  Basic...............................    77,820    70,660    76,730    68,792
                                       =========  ========  ========  ========
  Diluted.............................    85,290    70,660    76,730    68,792
                                       =========  ========  ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                              October 31, 1999 January 31, 1999
                                              ---------------- ----------------
                                                (Unaudited)
                   ASSETS
Current assets:
  Cash and cash equivalents..................    $ 231,311        $ 232,556
  Short-term investments.....................       46,190            3,895
  Accounts receivable, net...................      116,079           77,068
  Other current assets.......................       21,431            4,279
                                                 ---------        ---------
    Total current assets.....................      415,011          317,798

Computer equipment, furniture and leasehold
 improvements, net...........................       25,329           17,185
Acquired intangible assets, net..............       62,703           58,901
Other assets.................................        8,782            9,127
                                                 ---------        ---------
    Total assets.............................    $ 511,825        $ 403,011
                                                 =========        =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowing under lines of credit............    $      -         $     679
  Accounts payable...........................       14,185            7,615
  Accrued liabilities........................       90,075           47,747
  Accrued income taxes.......................        9,571            5,991
  Deferred revenues..........................       71,388           33,784
  Current portion of notes payable and
   capital lease obligations.................           29               43
                                                 ---------        ---------
    Total current liabilities................      185,248           95,859

Notes payable and other long-term
 obligations.................................       10,440              112
Convertible subordinated notes...............      250,000          250,000
Commitments and contingencies

Stockholders' equity:
  Common stock...............................           79               77
  Additional paid-in capital.................      258,067          243,097
  Accumulated deficit........................     (189,004)        (183,116)
  Notes receivable from shareholders.........         (544)            (544)
  Deferred compensation......................       (1,332)          (1,880)
  Accumulated other comprehensive loss.......       (1,129)            (594)
                                                 ---------        ---------
    Total stockholders' equity...............       66,137           57,040
                                                 ---------        ---------
    Total liabilities and stockholders'
     equity..................................    $ 511,825        $ 403,011
                                                 =========        =========


                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                           Nine months ended
                                                              October 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
Operating activities:
  Net loss............................................... $  (5,888) $ (47,618)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
  Depreciation and amortization..........................     5,273      3,021
    Amortization of deferred compensation................       548      2,675
    Amortization of certain acquired intangible assets
     and acquisition-related charges.....................    27,621     60,265
    Amortization of debt issuance costs..................       261        260
    Changes in operating assets and liabilities..........    31,734      8,189
    Other................................................      (399)      (483)
                                                          ---------  ---------

Net cash provided by operating activities................    59,150     26,309
                                                          ---------  ---------

Investing activities:
  Purchase of computer equipment, furniture and leasehold
   improvements..........................................   (13,170)    (9,104)
  Payments for business combinations, net of cash
   acquired..............................................   (19,524)  (103,378)
  Net maturities (purchases) of available-for-sale short-
   term investments......................................   (42,479)     4,856
                                                          ---------  ---------
Net cash used in investing activities....................   (75,173)  (107,626)
                                                          ---------  ---------

Financing activities:
  Net borrowings under lines of credit...................      (679)       303
  Net payments on notes payable and capital lease
   obligations...........................................      (373)   200,426
  Proceeds from issuance of common stock and preferred
   stock, net............................................    14,972     18,544
                                                          ---------  ---------
Net cash provided by financing activities................    13,920    219,273
                                                          ---------  ---------
Net increase (decrease) in cash and cash equivalents.....    (2,103)   137,956
Effect of exchange rate changes on cash..................       858       (107)
Cash and cash equivalents at beginning of period.........   232,556     90,984
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 231,311  $ 228,833
                                                          =========  =========


                            See accompanying notes.

                               BEA SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The results of operations for the three and nine months ended October 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2000.

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

Recent acquisitions

  The Company acquired Technology Resource Group ("TRG") on July 20, 1999 and Avitek, Inc. ("Avitek") on August 5, 1999 using the purchase method of accounting.

Note 2. Earnings Per Share

  Basic net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock and common equivalent shares (stock options, warrants, convertible notes and preferred stock), if dilutive.

  The following is a reconciliation of the numerators and denominators of diluted income (loss) per share computations (in thousands, except per share data):

                                            Three months       Nine months
                                                ended             ended
                                             October 31,       October 31,
                                           ----------------  -----------------
                                            1999     1998     1999      1998
                                           -------  -------  -------  --------
Numerator:
 Net income (loss)........................ $   145  $(6,215) $(5,984) $(47,618)
                                           =======  =======  =======  ========
Denominator:
 Denominator for basic net income (loss)
  per
  share-weighted average shares...........  78,555   72,130   77,649    70,446
Shares subject to repurchase..............    (735)  (1,470)    (919)   (1,654)
                                           -------  -------  -------  --------
 Denominator for basic net income (loss)
  per
  Share-weighted average shares, net......  77,820   70,660   76,730    68,792
 Dilutive potential common shares,
  using treasury stock method.............   7,470       -        -         -
                                           -------  -------  -------  --------
 Denominator for diluted net income (loss)
  per share...............................  85,290   70,660   76,730    68,792
                                           =======  =======  =======  ========
 Basic net income (loss) per share........ $  0.00  $ (0.09) $ (0.08) $  (0.70)
                                           =======  =======  =======  ========
 Diluted net income (loss) per share...... $  0.00  $ (0.09) $ (0.08) $  (0.70)
                                           =======  =======  =======  ========

  The computations of diluted net income (loss) per share for the three and nine months ended October 31, 1999 and 1998 exclude the impact of the conversion of the 4% Convertible Subordinated Notes issued in June and July 1998 (see Note 3), which are convertible into 9,466,111 shares of common stock, as such impact would be antidilutive for the periods presented. Additionally, the computations of diluted net income (loss) per share for the three months ended October 31, 1998 and the nine months ended October 31, 1999 and 1998 exclude the impact of options to purchase approximately 6.2 million, 6.0 million and 5.5 million shares, respectively as this would have an antidilutive effect on EPS for the periods presented.

Note 3. Convertible Subordinated Debt Offering

  In June and July, 1998, the Company completed the sale of $250 million of 4% Convertible Subordinated Notes ("Notes") due June 15, 2005 in an offering to Qualified Institutional Buyers. The Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the Notes is convertible into common stock of the Company at a conversion rate of
37.87 shares per $1,000 principal amount of Notes (equivalent to an approximate conversion price of $26.41 per share). The Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, for cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually on June 15th and December 15th.

Note 4. Comprehensive Income (Loss)

  The components of accumulated other comprehensive loss are as follows (in thousands):

                                                        October 31, January 31,
                                                           1999        1999
                                                        ----------- -----------
Foreign currency translation adjustment...............    $  (918)     $(567)
Unrealized loss on available-for-sale investments, net
 of tax...............................................       (211)       (27)
                                                          -------      -----
Total accumulated other comprehensive loss............    $(1,129)     $(594)
                                                          =======      =====

Note 5. Industry and Geographic Segment Information

  Through October 31, 1999, the Company has operated exclusively in one operating segment. Information regarding the Company's operations by geographic areas at October 31, 1999 and 1998 and for the three and nine months then ended is as follows (in thousands):

                                            Three months ended Nine months ended
                                               October 31,        October 31,
                                            ------------------------------------
                                              1999      1998     1999     1998
                                            --------- ----------------- --------
Total revenues
 United States............................. $  75,130 $ 53,768 $187,229 $121,312
 Europe, Middle East and Africa (EMEA).....    33,117   22,209   94,262   69,931
 Asia/Pacific..............................    17,802    4,676   32,734   14,346
 Other Non-United States...................       405      261    1,016    1,425
                                            --------- -------- -------- --------
                                            $ 126,454 $ 80,914 $315,241 $207,014
                                            ========= ======== ======== ========
                                                                 1999     1998
                                                               -------- --------
Long-lived assets:
 United States................................................ $ 92,465 $ 86,196
 Europe, Middle East and Africa...............................    2,707    2,872
 Asia/Pacific ................................................    1,519    1,401
 Other Non-United States......................................       27       51
                                                               -------- --------
                                                               $ 96,718 $ 90,520
                                                               ======== ========

  Within Asia/Pacific, Japan represented 11 percent and 7 percent of total revenues for the three and nine months ended October 31, 1999. Revenue is attributed to regions based on customer location.

Note 6. Subsequent Events

  In November 1999, the Company's Board of Directors approved a two-for-one split of the Company's common stock effected by a stock dividend applicable to stockholders of record on November 19, 1999 and is payable on December 19, 1999. Share amounts and related information have not been restated to reflect the stock split.

  In November 1999, the Company purchased The Theory Center ("TTC") through the issuance of 1,817,707 shares of common stock, valued at $64.75 per share, and the exchange of TTC options to purchase 910,600 shares of BEA common stock. The acquisition will be accounted for using the purchase method. While the Company expects a significant portion of the purchase price to be allocated to intangible assets, the valuation of the intangible assets and the allocation of the purchase price have not been completed.

  In December 1999, the Company intends to offer $300 million in convertible subordinated notes, with an additional $100 million of notes to cover over-allotments, if any, to qualified institutional investors, due 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of BEA Systems, Inc. ("BEA" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1999. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding growth in the market for our products market, consolidation of companies serving the middleware market and opportunities for BEA related thereto, future acquisitions or licensing transactions, the level of service revenues as a percentage of total revenues and the impact thereby on our operating results, the transition of our customer base to mission-critical application based on CORBA, Java and EJB programming models, speeding customers' deployment of systems based on our platform products, building sales capacity and pursuing partnerships with other companies, future cost, and expense and investment levels, (particularly cost of services), expected timing and amount of amortization expenses related to acquisitions, the adequacy of resources to meet future cash requirements, future hiring, evaluation and resolution of the Year 2000 problem, and expenses, costs, liabilities and material disruptions in the Company's business related to the Year 2000 problem. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in this Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings, "Overview," "Year 2000 Compliance" and "Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

Overview

  BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of mission-critical e-commerce infrastructure solutions for the world's largest enterprises. BEA's product line enables end-to-end, integrated solutions for electronic commerce and business-critical systems. BEA products include: BEA TUXEDO, the industry's market share leader for distributed transaction management platforms; BEA WebLogic, a leading application server family providing CORBA, Java and EJB solutions; BEA eLink, a solution for integrating enterprise applications; BEA Commerce Foundation, library of reusable components that enable rapid assembly of e-commerce applications. BEA also provides a broad suite of consulting, education, and customer support offerings to preserve and maximize technology investments in BEA products.

  Potential Spending Freeze Related to Year 2000. Industry sources widely predict that many large corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the year 2000. Large corporations represent the majority of BEA's customer base, and a material portion of our license fees come from new computer system deployments. BEA is monitoring our customer base, especially customers expected to place orders in late 1999, to determine their plans and has been informed by some customers that they intend to stop deploying new computer systems in late 1999 and early 2000. However, BEA currently believes that its business will not likely be materially affected by these delays. BEA is also taking several steps to reduce our exposure to year 2000 deployment delays, such as providing special incentives to our sales force during this time and focusing on transactions that are not dependent on new deployments of pending projects. However, if the year 2000 related delays in deployments are larger than we anticipate, start earlier or last longer than we anticipate, or involve more of our targeted customers than we anticipate, our revenues in late 1999 or early 2000 could be materially lower than expected. We also may experience reduced sales as customers reduce their budgets for and personnel allocated to middleware and web application software deployments due to increased expenditures and work on year 2000 compliance. See "Factors That May Impact Future Operating Results--Potential Fluctuations in Quarterly Operating Results."

  Acquisitions. Since its inception, BEA has acquired several companies and product lines, and distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to our existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the value of which is being amortized and charged to BEA's operating results over periods ranging from two to five years after completion of the acquisitions. BEA's management views the market for our products as growing but that companies serving that market are consolidating, and that this consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and services offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations beginning in the periods in which any such acquisition is completed.

  Investment in Distribution Channel. BEA is currently investing in building our sales capacity by aggressively hiring sales and technical sales support personnel, as well as aggressively pursuing partnerships with system platform companies, packaged application software developers, systems integrators and independent consultants, independent software tool vendors, and distributors. These investments result in an immediate increase in expenses, especially in sales and marketing, although the return on such investments, if any, is not anticipated to occur until future periods.

  BEA eSolutions and eLink. BEA is developing and marketing a set of solutions for enterprise application integration and application development, especially in the area of e-commerce. BEA's planned investment in this effort may affect BEA's anticipated overall financial results, particularly service revenues as a percentage of total revenues, cost of revenues as a percentage of total revenues, and research and development expense as a percentage of total revenues. In addition, investment in this project results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. The expenses adversely affect BEA's operating results in the short term and also in the long term if the anticipated benefits of such investment do not materialize.

  Change in Sales Cycles. Since mid-fiscal 1999, BEA has experienced changes in sales cycles for our products. In September 1998, BEA completed its merger with WebLogic, Inc. ("WebLogic"), whose products tend to have a shorter sales cycle than BEA's enterprise application solutions. In contrast, during the second half of fiscal 1999, an increasing number of BEA customers began negotiating licenses to use BEA's enterprise application solutions products as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single project transactions. In some cases, these architectural commitments have longer sales cycles than BEA's typical transactions, both because of the customer's decision cycle in adopting an architectural platform and because of heightened corporate approval requirements for larger contracts. In some cases, architectural commitment transactions have a shorter than usual sales cycle, in order for the customer to proceed with development of the new applications. These contrasting changes in the sales cycles and product mix may affect BEA's future quarterly revenues, revenue mix and operating results.

  Increase in Service Revenues as a Percentage of Total Revenues. Service revenues have increased as a percentage of total revenues, from 34 percent of total revenues in the quarter ended October 31, 1998 to 38 percent in the quarter ended October 31, 1999. Although gross margin on service revenues increased from 42 percent to 44 percent of service revenues over the same period, gross margin on service revenues is significantly lower than gross margin on license revenues. BEA has made a strategic decision to increase services, to as high as 40 percent of total revenues over the course of the next several quarters. BEA believes that its customer base is in the process of transitioning to mission-critical e-commerce applications based on CORBA, Java and EJB programming models, but that customers typically do not have sufficient numbers of programmers experienced in building large, reliable systems on these programming models. BEA believes that by providing its customers with additional services, especially in architecting, building and deploying CORBA, Java and EJB systems and training customers' programmers to develop these systems, BEA can speed customers' deployment of systems based on our CORBA, Java and EJB platform products. The increase in service revenues as a percentage of total revenues will have a negative impact on gross margins and could have a negative impact on operating margins if the increase in service revenues do no result in an increase in license revenues.

Results of Operations

Three and nine months ended October 31, 1999 and 1998

Revenues

  BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased by $45.5 million, or 56 percent from the quarter ended October 31, 1998 to the quarter ended October 31, 1999. Total revenues also increased $108.2 million or 52 percent from the nine months ended October 31, 1998 to the nine months ended October 31, 1999. These increases reflect additional sales to existing customers, the addition of new customer accounts and an increase in product and service offerings.

  License Revenues. License revenues increased 46 percent from the third quarter of fiscal 1999 to the third quarter of fiscal 2000. For the nine months ended October 31, 1999, license revenues increased $58.8 million or 42 percent from the nine months ended October 31, 1998. The increases in license revenues were mainly due to continued customer and market acceptance of the Company's products, and expansion of the Company's direct sales force. License revenues as a percentage of total revenues represented 62 percent and 66 percent of total revenues in the third quarters of fiscal 2000 and 1999, respectively, and 63 percent and 68 percent of total revenues for the nine month periods ended October 31, 1999 and 1998, respectively. The decreases in license revenues as a percentage of total revenues were attributable to the percentage increases in service revenues as a result of the Company's increased focus on its service offerings.

  Service Revenues. Service revenues increased 76 percent in the third quarter of fiscal 2000 compared with the same quarter in fiscal 1999. For the nine months ended October 31, 1999, service revenues increased $49.4 million or 74 percent from the same period of the prior fiscal year. Service revenues as a percentage of total revenues represented 38 percent and 34 percent of total revenues in the third quarter of fiscal 2000 and 1999, respectively, and 37 percent and 32 percent of total revenues for the nine months ended October 31, 1999 and 1998, respectively. These increases were primarily due to the increase in application and component development projects, increased charges for customer support resulting from increased license sales, an increase in consulting services offered by the Company, and increased numbers of service personnel and consultants.

  International Revenues. International revenues accounted for 41 and 34 percent of total revenue for the third quarter of fiscal 2000 and 1999, respectively. For the nine months ended October 31, 1999 and 1998, international revenues were 41 percent of total revenues. The increase in absolute dollars was the result of expansion of the Company's international sales force and an increase in sales to Japan and the rest of the Asia/Pacific ("APAC") region.

  Revenues from the European, Middle East and Africa region ("EMEA") and APAC region increased in the third quarter of fiscal 2000 to $33.1 million and $17.8 million, respectively, from $22.2 million and $4.7 million in the same quarter of the prior fiscal year. For the nine months ended October 31, 1999, revenues from the EMEA and APAC regions increased to $94.2 million and $32.7 million, respectively, from $69.9 million and $15.4 million for the same period of the prior fiscal year. Revenues from EMEA represented 26 percent of total revenues in the third quarter of fiscal 2000, compared with 27 percent in the same quarter of the prior fiscal year. Revenues from APAC represented 14 percent of total revenues in the third quarter of fiscal 2000, compared with 6 percent in the same quarter of the prior fiscal year. Within APAC, Japan represented 11 percent and 7 percent of total revenues for the three and nine months ended October 31, 1999, respectively. The decrease as a percentage of total revenue in EMEA was the direct result of the expansion of the Company's domestic sales force and increased domestic revenue resulting from the acquisition of WebLogic. The increase in APAC was primarily due to sales of licensed technology in Japan.

Cost of Revenues

  Total cost of revenues represented 28 and 31 percent of total revenues in the quarters ended October 31, 1999 and 1998, respectively. For each nine month period ended October 31, 1999 and 1998, total cost of revenues was 29 percent of total revenues. Cost of revenues in the third quarter of fiscal 2000 increased in absolute dollars over the same quarter a year ago due to an increase in associated revenues.

  Cost of Licenses. Cost of licenses includes expenses related to the purchase of disks and compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs. Cost of licenses represented approximately 2 percent of license revenues for the third quarter of fiscal 2000 and 1999, and each of the nine month periods ended October 31, 1999 and 1998.

  Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 70 percent in the third quarter of fiscal 2000 compared to the same quarter of the prior fiscal year. For the nine months ended October 31, 1999, cost of services increased $24.7 million or 60 percent from the same period of the prior fiscal year. These increases were the result of the increase in application and component development projects, the expansion of customer support centers in Europe and Asia, overall increased demand for the Company's services, and increased professional services headcount. Cost of services represented 56 percent and 58 percent of service revenues in the quarters ended October 31, 1999 and 1998, respectively. For the nine months ended October 31, 1999 and 1998, cost of services represented 56 percent and 61 percent of service revenues, respectively. Cost of services as a percentage of service revenues decreased primarily as a result of nonrecurring fixed costs associated with the fiscal 1999 expansion of support centers in Europe and Asia. In the future, management expects the cost of services as a percentage of services revenue to range between 55 percent and 65 percent, as the Company continues to build its support and service organization.

  Amortization of Acquired Intangible Assets. The amortization of acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $6.9 million and $7.9 million for the third quarter of fiscal years 2000 and 1999, respectively. For the nine months ended October 31, 1999 and 1998, amortization of certain acquired intangible assets totaled $21.0 million and $16.3 million, respectively. The decrease in the third quarter of fiscal year 2000 in comparison to the same quarter of the prior fiscal year was primarily due to assets becoming fully amortized as of the quarter ended October 31, 1998. The increase for the nine months ended October 31, 1999 was primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 2000 acquisitions of Component Systems, LLC ("Component Systems"), Avitek, Inc. ("Avitek") and Technology Resource Group, Inc. ("TRG"). In the future, amortization expense associated with intangible assets recorded through October 31, 1999 is expected to total $7.1 million for the fourth quarter of fiscal 2000, approximately $23.8 million, $3.7 million, and $2 million for the fiscal years ending January 31, 2001, 2002 and thereafter, respectively.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel, and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 48 percent in the third quarter of fiscal 2000 compared with the same quarter of the prior fiscal year. For the nine months ended October 31, 1999, sales and marketing expenses increased $49.7 million or 51 percent from the same period of the prior fiscal year. These expenses represented 45 and 47 percent of total revenues for the quarters ended October 31, 1999 and 1998, respectively, and 47 percent of total revenues for each of the nine month periods ended October 31, 1999 and 1998. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods in absolute dollars.

  Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased 51 percent in the third quarter of fiscal 2000 compared with the same quarter in fiscal 1999. For the nine months ended October 31, 1999, research and development expenses increased $10.5 million or 33 percent from the same period of the prior fiscal year. Research and development expenses represented 13 percent and 14 percent of total revenues in the third quarter of fiscal 2000 and 1999, respectively, and 14 percent and 15 percent of total revenues in the nine month periods ended October 31, 1999 and 1998, respectively. The increase in research and development spending in absolute dollars was attributed to an increase in software development personnel and related expenses. The slight decrease in research and development expenses as a percentage of total revenues was primarily due to the substantial increase in license and service revenues. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

  General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, information technology, facilities and general management functions, as well as the amortization of goodwill associated with various acquisitions. General and administrative expenses increased 83 percent in the third quarter of fiscal 2000 compared with the same quarter of fiscal 1999. For the nine months ended October 31, 1999, general and administrative expenses increased $14.4 million or 72 percent from the same period of the prior fiscal year. General and administrative expenses represented 11 and 10 percent of total revenues for the quarters ended October 31, 1999 and 1998, respectively, as well as for the nine month periods ended October 31, 1999 and 1998, respectively. The increases in general and administrative expenses were attributed to the increase in goodwill amortization, the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. Goodwill amortization totaled $4.0 million and approximately $1.0 million in the third quarter of fiscal 2000 and 1999, respectively. For the nine months ended October 31, 1999 and 1998, goodwill amortization totaled $6.6 million and $1.7 million, respectively. Going forward, amortization of goodwill recorded prior to October 31, 1999 is expected to total $3.5 million for the fourth quarter of fiscal 2000, approximately $15.2 million, $6.7 million for fiscal years ending January 31, 2001, 2002 and thereafter, respectively.

  Acquisition related charges. In the three and nine months ended October 31, 1998, acquisition related charges were related to direct acquisition expenses and the write-off of in-process research and development costs associated with the acquisition of Leader Group, Inc. ("Leader") and the TOP END product from NCR.

  Interest Expense; Interest Income and Other, Net. Interest expense was $2.5 million and $3.3 million for the quarters ended October 31, 1999 and 1998, respectively. Interest expense is the result of the issuance of the $250 million 4 percent Convertible Subordinated Notes ("Notes"). Interest income and other was approximately $3.0 million in the third quarters of both fiscal 2000 and 1999.

  Provision for Income Taxes. The Company has incurred income tax expense of approximately $3.8 million and $1.5 million in the third quarters of fiscal years 2000 and 1999, respectively. For the nine months ended October 31, 1999 and 1998, income tax expense totaled approximately $7.1 million and $3.2 million, respectively. The income tax expense consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increase in income taxes in the third quarter of fiscal 2000, relative to the same quarter of the prior fiscal year was primarily due to an overall increase in foreign corporate income taxes.

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

Liquidity and Capital Resources

  As of October 31, 1999, total cash, cash equivalents and short-term investments totaled $277.5 million, up from $236.5 million at January 31, 1999. The increase in cash, cash equivalents and short-term investments was primarily due to cash generated from operations.

  Cash generated from operating activities rose to $59.0 million for the nine months ended October 31, 1999, compared with $26.3 million generated in the same period of the prior fiscal year. The primary sources of cash generated from operations were an increase in deferred revenue and net income adjusted for non-cash transactions including depreciation and amortization.

  Investing activities consumed $75.1 million in cash during the nine months ended October 31, 1999, compared with $107.6 million in the same period of the prior fiscal year. Cash used for investing activities in the first nine months of fiscal 2000 was primarily due to purchases of short-term investments and computer equipment, furniture and leasehold improvements. In the same period of the prior fiscal year, the primary use of cash for investing activities was the acquisition of the TOP END product.

  The Company generated $13.9 million from financing activities in the nine months ended October 31, 1999, compared with $219.3 million in the same period of the prior fiscal year. The primary source of cash from financing activities in the first nine months of fiscal 2000 was the issuance of common stock by BEA and in the same period of the prior fiscal year the primary source of cash was proceeds from the sale of the Notes (see Note 3).

  As of October 31, 1999, the Company's outstanding short and long-term debt obligations were $260.5 million, up from $250.8 million at January 31, 1999. At October 31, 1999, the Company's outstanding debt obligations consisted principally of the $250 million Notes.

  In addition to normal operating expenses, cash requirements are expected for financing anticipated growth, payment of outstanding debt obligations and the acquisition of companies, products and technologies and in-licensing of products complementary to the Company's business. The Company believes that existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy currently anticipated cash requirements through October 31, 2000. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

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

  The Company has substantially tested BEA TOP END Security Services and confirmed its Year 2000 compliance.

  With respect to internal IT Systems and non-IT Systems, the Company has initiated an assessment of our internal IT Systems including third-party software and hardware technology and our non-IT Systems. To the extent that the Company is not able to test the technology provided by third-party vendors, the Company is seeking assurance from such vendors that their systems are Year 2000 compliant. The Company has been informed by substantially all of our material business application software suppliers that their software is, or shortly will be, Year 2000 compliant. The software from these suppliers, such as PeopleSoft, Clarify and Microsoft, is used in the Company's financial, sales, customer support and administrative operations. Further, the Company relies, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of the Company's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on the Company's financial condition and results of operations.

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

Risks of Year 2000 Issues

  Although we do not believe that we will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and the Company's own software products. Worst case scenarios would include: corruption of data contained in the Company's internal information systems, hardware failure, and the failure of services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, Internet services, etc.). See "Factors That May Impact Future Operating Results-If our products contain software defects, it could harm our revenues and expose us to litigation".

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

Significant unanticipated fluctuations in our quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price.

  Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance.

  We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

  .  difficulty predicting the size and timing of customer orders

  .  introduction or enhancement of our products or our competitors' products

  . general economic conditions, which can affect our customers' capital investment levels and the length of our sales cycle

  . a widely-predicted freeze in deployment of new computer systems by large corporations in late 1999 and first quarter of 2000, related to remediation of the Year 2000 problem

  .  any slowdown in use of the Internet for commerce

  .  recent hiring may prove excessive if growth rates are not maintained

  . the structure, timing and integration of acquisitions of businesses, products and technologies, including The Theory Center

  .  the terms and timing of financing activities

  .  market acceptance of our products

  .  the lengthy sales cycle for our products

  .  technological changes in computer systems and environments

  . whether we are able to develop, introduce and market new products on a timely basis

  . changes in our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from BEA or competitors

  .  whether we are able to expand our sales and marketing programs

  . the mix of our products and services sold and mix of distribution channels

  .  whether we are able to meet our customers' service requirements

  . costs associated with acquisitions, including the acquisition of The Theory Center

  . the impact and duration of deteriorated economic and political conditions in Asia

  .  loss of key personnel

  .  fluctuations in foreign currency exchange rates

  . interpretations of the accounting pronouncements on software revenue recognition.

  As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

  An increasing portion of our revenues is derived from large orders as customers deploy our products throughout their organizations or choose to standardize on our products for their system architecture. Increases in the dollar size of individual license transactions also increase the risk of fluctuation in future quarterly results. If we cannot generate large customer orders, or customers delay or cancel such orders in a particular quarter, it will have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Additionally, our operating expenses are based in part on our expectations for future revenues and are relatively fixed in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

Our limited operating history and need to continue to integrate our acquisitions makes it difficult to predict our future results
  We were incorporated in January 1995 and therefore have a limited operating history. We have generated revenues to date primarily from sales of BEA TUXEDO, a software product to which we acquired worldwide distribution rights in February 1996, and from fees for related software products and services. We have also acquired a number of businesses, technologies and products, most recently in November 1999 The Theory Center. Our limited operating history and the need to integrate a number of separate and independent business operations subject our business to numerous risks. At October 31, 1999, we had an accumulated deficit of approximately $189 million. In addition, in connection with certain acquisitions completed prior to October 31, 1999, we recorded approximately $265 million as intangible assets. Under Generally Accepted Accounting Principles, these intangible assets are required to be amortized in future periods. Approximately $203 million of these assets have been amortized as of October 31, 1999 and we expect to amortize the remaining approximately $63 million in future periods through our fiscal year ending January 31, 2003. We expect to amortize $11 million of such intangible assets over the remaining quarter of the fiscal year ending January 31, 2000 and $39 million in the fiscal year ending January 31, 2001. A substantial portion of the $100 million purchase price for The Theory Center will be recorded as intangible assets and amortized in the fiscal year ended January 31, 2001 and over future periods. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to write off expenses sooner than we expect. Because of our limited operating history and ongoing write-offs associated with our prior acquisitions, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

The price of our common stock and our notes may fluctuate significantly

  The market price for our common stock and, in turn, the market price of the notes, may be affected by a number of factors, including developments in the Internet or software industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises in their stock prices, that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock and, in turn, the market price of the notes.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

  From our inception in January 1995, we have made several strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. We acquired Leader Group, Inc. ("Leader Group") and a business unit of Penta Systems Technology, Inc. ("Penta") in the quarter ended April 30, 1998, NCR's TOP END technology in June 1998, the Entersoft Systems Corporation ("Entersoft") in July 1998, WebLogic, Inc. ("WebLogic") in September 1998, Component Systems, LLC in May 1999, Technology Resource Group, Inc. ("TRG") in July 1999, Avitek, Inc. ("Avitek") in August 1999, and The Theory Center ("TTC") in November 1999. In addition we and Warburg recently formed an independent company, which company has entered into an agreement to purchase the Visual Cafe product line of Symantec's Internet Tools Division. It is possible we may not achieve any of the financial or strategic benefits of this transaction. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

  Recently, the Financial Accounting Standards Board ("FASB") voted to eliminate pooling of interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA's cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes would not directly affect the purchase price for any of these acquisitions, they would have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.

Our revenues are derived primarily from two main product and services lines, and a decline in demand or prices for either could substantially adversely affect our operating results

  We currently derive the majority of our license and service revenues from BEA TUXEDO and BEA WebLogic and from related products and services. Although we expect these products and services to continue to account for the majority of our revenues in the immediate future, we believe that BEA WebLogic will become an increasingly important revenue source. As a result, factors adversely affecting the pricing of or demand for BEA TUXEDO and BEA WebLogic, such as competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

  Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced a significant increase in the number of million and multi-million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. Moreover during the second half of fiscal 1999, an increasing number of our customers began negotiating licenses to use our enterprise application solutions as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single application transactions. In some cases, these architectural commitments also have longer sales cycles than our typical single application transactions, because of both the customer's decision cycle in adopting an architectural platform and heightened corporate approval requirements for larger contracts. We believe general economic conditions that impact customers' capital investment decisions also affect our sales cycles.

  In addition, industry sources widely predict that many corporations will stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the Year 2000. We have been informed by some of our customers that they intend to freeze deploying new computer systems in late December 1999 and early 2000. Furthermore, some of our customers may have accelerated their purchases and deployments of our products in advance of these freezes. These factors could cause an unusual fluctuation in our orders and if our customers stop deploying new computer systems, our revenues could be materially reduced and our operating results could be materially adversely affected, especially in the fourth quarter of calendar year 1999 (our fiscal Year 2000) and the first quarter of calendar 2000. Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations and financial condition.

  Although we use a standard license agreement which meets the revenue recognition criteria under current generally accepted accounting principles, we must often negotiate and revise terms and conditions of this standard agreement, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. In addition, while we do not expect the Statement of Position 97-2, Software Revenues Recognition, ("SOP 97-2") and SOP 98-4 and SOP 98-9, which amend certain provisions of SOP 97-2, to have a material impact on our revenues and earnings, detailed implementation guidelines of the standard have not yet been issued. Once issued, such detailed guidance could lead to unanticipated changes in our current revenue recognition practices and such changes could have an adverse impact on revenues and earnings.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

  The market for application server and integration software, and related software components and services is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released a product that includes certain basic application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including Windows 2000. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to our enterprise application server and integration solutions. In addition, there are companies offering and developing application server and integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their toolsets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

  Our principal competitors currently include hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM and Sun Microsystems are the primary hardware vendors who offer a line of application server and integration solutions for its customers. IBM's sale of application server and integration functionality along with its IBM proprietary hardware systems requires us to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware and software sales. Due to these factors, if we do not differentiate our products based on functionality, interoperability with non-IBM systems, performance and reliability, and establish our products as more effective solutions to customers' needs our revenues and operating results will suffer.

  Microsoft has announced that it intends to include certain application server and integration functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows requires us to compete with Microsoft in the Windows marketplace, where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, its greater name recognition, its substantial installed base and the integration of its application server and integration functionality with Windows. We need to differentiate our products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability, and need to establish our products as more effective solutions to customers' needs. We may not be able to successfully differentiate our products from those offered by Microsoft, and Microsoft's entry into the application server and integration market could materially adversely affect our business, operating results and financial condition.

  In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon our business, operating results and financial condition.

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues and increase our costs

  Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us.

  As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of this source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, and they could design around patents and other intellectual property rights we hold.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

  It is possible that third parties could claim our current or future products infringe their rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely effect our business, operating results and financial condition. These type of claims might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition.

Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks

  International revenues accounted for 41 and 34 percent of our consolidated revenues for the quarters ended October 31, 1999 and 1998, respectively. We sell our products and services through a network of branches and subsidiaries located in 24 countries worldwide. In addition, we also market through distributors in Europe and the Asia/Pacific region. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where BEA does business. General economic and political conditions in these foreign markets may also impact our international revenues. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that have led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of our Asian customers, which in turn has resulted in the delay of orders for our products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. We anticipate that weak Asian conditions may continue to adversely impact our financial results. It is difficult for us to predict the extent of the future impact of these conditions. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

If we are unable to manage our growth, our business will suffer

  We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 1,800 employees in over 52 offices in 24 countries at November 30, 1999. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. It is possible we will not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

If the market for application servers and integration software does not grow as quickly as we expect, our revenues will be harmed

  We sell our products and services in the application server and integration markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing a presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. There can be no assurance that the markets for application server and integration technology and related services will continue to grow. If these markets fail to grow or grow more slowly than we currently anticipate, or if we experience increased competition in these markets, our business, results of operations and financial condition will be adversely affected.

Year 2000 issues could negatively affect our business

  It is possible that our current products contain undetected errors or defects associated with Year 2000 date functions that may result in material costs or liabilities to us. Moreover, our software directly and indirectly interacts with a large number of other hardware and software systems, each of which may contain or introduce such undetected errors or defects. Some of our customers are running product versions that are not Year 2000 compliant. We have been encouraging our customers to migrate to current product versions. We are unable to predict to what extent our business may be affected if our software or the systems that operate in conjunction with our software experience a material Year 2000 related failure. Any Year 2000 defect in our products or the software and hardware systems with which our products operate, as well as any Year 2000 errors caused by older non-current products that were not upgraded by our customers, could expose us to litigation that could have a material adverse impact on us. The risks of such litigation may be particularly acute due to the mission-critical applications for which our products are used. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

  We could also experience serious unanticipated negative consequences caused by undetected Year 2000 defects in our internal systems, including third party software and hardware products. Internal systems are primarily composed of third-party software and third-party hardware which contain embedded software and our own software products. For example we could experience a (i) corruption of data contained in our internal information systems or a (ii) failure of hardware, software, or other information technology systems, causing an interruption or failure of normal business operations. Any such events could have a material adverse impact on our operating results. In addition, we could experience serious unanticipated negative consequences caused by the failure of services or products provided by third parties that are critical to the continued our day-to-day operation, such as electrical power, telecommunications services, and shipping services (particularly outside of countries such as the United States where Year 2000 remediation has progressed the furthest), which consequences could have a material adverse effect on our business operations.

  In addition, a widely-predicted freeze in deployment of new computer systems by large corporations at the end of calendar year 1999 related to remediation of the Year 2000 problem could result in an unusual fluctuation of orders, with a temporarily positive impact on orders received in mid and late 1999, followed by an unusual decrease in orders in subsequent quarters.

If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop new products and increase revenue

  We believe our future success will depend upon our ability to attract and retain highly skilled personnel including our founders, Messrs. William T. Coleman III, Alfred S. Chuang and other key members of management. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

Our failure to maintain ongoing sales through distribution channels will result in lower revenues

  To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as system platform companies, packaged application software developers, systems integrators and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, OEMs and systems integrators. In particular, a significant part of our strategy is to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with additional ISVs to embed our Web application servers in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, and otherwise further develop our relationships with indirect distribution channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

  We rely on informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sale process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long term relationship with these third parties, and that these third parties will not successfully meet the needs of our customers.

If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

  The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

If our products contain software defects, it could harm our revenues and expose us to litigation

  The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix these defects or errors. These defects and errors could also cause damage to our reputation, loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, these defects and errors could have a material and adverse effect on our business, results of operations and financial condition.

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

  Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of anyone of these parts due to the Year 2000 problem could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

Warburg, Pincus Ventures, L.P. and our current management can control matters requiring stockholder approval

  As of November 30, 1999, our officers and directors and their affiliates, in the aggregate, had voting control over approximately 44 percent of our voting common stock. In particular, Warburg,

Pincus Ventures, L.P. ("Warburg") had effective voting control over approximately 38 percent of our voting common stock (assuming the conversion of the non-voting Class B common stock owned by Warburg). As a result, these stockholders would be able to control matters requiring majority stockholder approval, including the election of directors and approval of significant corporate transactions. The voting power of Warburg combined with our officers and directors under certain circumstances could have the effect of delaying, or preventing a change in control.

Recent accounting pronouncements could cause us to defer revenue

  The American Institute of Certified Public Accountants has issued a series of recent pronouncements which address revenue recognition in the software industry, including SOP 97-2, SOP 98-4, and SOP 98-9. These pronouncements principally focus on concepts versus specific implementation guidance. We believe we are in compliance with these standards, but the software industry and the accounting profession are currently discussing a wide range of potential interpretations which may result in the issuance of more pronouncements or interpretive guidance. As future guidance becomes available or if the software industry broadly adopts certain practices which are different from BEA's current revenue recognition practices which could have a material diverse effect on our business practices, financial condition, or results of operations.

  We have not fully assessed our ability to comply with SOP 98-9 using current business practices. However, we believe that SOP 98-9 may require significantly more revenues to be deferred for certain types of transactions.

We have a high debt balance and large interest obligations

  At October 31, 1999, we had approximately $260 million of long-term indebtedness. As a result of this indebtedness, our principal and interest payment obligations are substantial. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our earnings are insufficient to cover our fixed charges. See "Selected Consolidated Financial Data."

  We will require substantial amounts of cash to fund scheduled payments of interest on the notes, payment of the principal amount of the notes, payment of principal and interest on our other indebtedness, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient increases in cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange

  BEA's revenue originating outside the United States was 41 and 34 percent of total revenues for the quarters ended October 31, 1999 and 1998, respectively. For the three months ended October 31, 1999 international revenues from EMEA and APAC represented 26 percent and 14 percent of total revenues. International sales are generated mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

  The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies, principally those of Western Europe, Sweden, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Each month the Company marks to market open foreign exchange contracts based on the change in the foreign exchange rates with any resulting gain or losses recorded interest and other expenses.

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

  However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. At October 31, 1999 the average maturity of the Company's cash equivalents and investments was 24 days.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  The following exhibits are filed by attachment to this Form 10-Q:

     Exhibit   Description
     -------   -----------
     10.1      Registrant's 1997 Employee Stock Purchase Plan, including forms of agreements thereunder (1) *
     10.2      Registrant's 1997 Stock Incentive Plan, including forms of agreements thereunder (1) *
     27.1      Financial Data Schedule

(1) Previously filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended January 31, 1999 and incorporated herein by reference.
*  Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 31, 1999.

                                   SIGNATURES

  Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BEA SYSTEMS, INC.
                                          (Registrant)

                                          /s/ Steve l. Brown
                                          _____________________________________
                                          Steve L. Brown
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial and Chief
                                          Accounting Officer)

Dated: December 13, 1999

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                         ITEM CAPTION
-------  ----------------------------------------------------------------------------------------
10.1     Registrant's 1997 Employee Stock Purchase Plan, including forms of agreements thereunder

10.2     Registrant's 1997 Stock Incentive Plan, including forms of agreements thereunder

27.1     Financial Data Schedule