Form 10-K
period 2000-01-31
BEA SYSTEMS INC
filed 2000-05-01
CIK 1031798

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

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the fiscal year ended January 31, 2000

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price at which the common equity was sold on March 31, 2000, as reported on the Nasdaq National Market, was approximately $10,794,968,000. Shares of common equity held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

   As of March 31, 2000, there were approximately 371,585,000 shares of the Registrant's common stock outstanding, as adjusted to reflect the Registrant's two-for-one stock split effected on April 24, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                   FORM 10-K
                   For the Fiscal Year Ended January 31, 2000

                                     INDEX

                                                                                                  Page
                                                                                                  ----
                                     PART I.
Item 1.   Business................................................................................   1

Item 2.   Properties..............................................................................   7

Item 3.   Legal Proceedings.......................................................................   7

Item 4.   Submission of Matters to a Vote of Security Holders.....................................   8


                                    PART II.

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters....................   8

Item 6.   Selected Financial Data.................................................................   9

Item 7.   Management's Discussion and Analysis of Financial Conditions and Results of Operations..  10

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk..............................  25

Item 8.   Consolidated Financial Statements and Supplementary Data................................  27

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....  55


                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................  55

Signatures.......................................................................................   58

                                    PART I

FORWARD-LOOKING INFORMATION

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, all text under the heading "Business--Strategy" and statements regarding continued hiring in direct sales, support and professional services, devoting substantial resources to product development, and continuing to license and acquire software technologies and businesses, and (ii) in Item 7, statements regarding additional acquisitions, return on investment, investing in services offerings, expected timing and amount of amortization expenses, investment in sales channel expansion and marketing programs, and future hiring. These forward-looking statements involve risks and uncertainties, and it is important to note that BEA's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K.

ITEM 1. BUSINESS.

Overview

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-commerce infrastructure software that helps companies of all sizes build e-commerce systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. BEA's products are marketed and sold worldwide through a network of BEA sales offices, as well as hardware vendors, independent software vendors ("ISVs") and systems integrators ("SIs") that are BEA partners and distributors. The Company's products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, telecommunications, airlines, retail, manufacturing, package delivery, insurance and government, in many cases using the Internet as a system component. BEA's products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for BEA products are typically priced on a per-user, per-application basis, but BEA also offers licenses priced per server and time-based enterprise licenses.

   The Company's core business has been providing infrastructure for high-volume transaction systems, such as telecommunications billing applications, commercial bank ATM networks and account management systems, credit card billing systems and securities trading account management systems. These distributed systems must scale to process high transaction volumes and accommodate large numbers of users. As the Internet and e-commerce continue to develop, increasing transaction loads are being placed on Web-based systems, such as retail and business-to-business e-commerce sites. In addition, systems that historically had been strictly internal are now being extended to the Internet, such as telecommunications, bank and credit card account information.

   BEA provides an e-commerce transaction platform that is designed to address this demand and help companies quickly develop and integrate e-business initiatives and reliably deliver a wider range of dynamic, personalized services.

Industry Background

   Over the past decade, the information systems of many large organizations have evolved from traditional mainframe-based systems to distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Despite these benefits, large-scale mission-critical applications that enable and support fundamental business processes, such as airline reservations, credit card processing, and customer billing and support systems, have largely remained in mainframe environments. For several decades, the high levels of reliability, scalability, security, manageability and control required for these complex, transaction-intensive systems have been provided by application server functionality included in the mainframe operating system. Mainframe environments, however, suffer from several shortcomings, including inflexibility, lengthy development and maintenance cycles, and limited, character-based user interfaces. Increasingly, these shortcomings are forcing many organizations to seek solutions, such as those offered by BEA, that will enable them to overcome the limitations of distributed computing for mission-critical applications while providing the robust computing infrastructure previously unavailable outside the mainframe environment.

   In addition, many businesses are using the World Wide Web as a node of these infrastructures. Businesses use the Internet as a means of selling products to consumers and distributors, buying components or whole products from suppliers, opening new customer accounts, scheduling service installation, providing account information and customer care, enabling reservations, funds transfers, bill payments and securities trading, and gathering information about customers and their buying habits. Many businesses also use intranets for functions such as inventory control, decision support, logistics, reservations, customer care and provisioning, and sometimes use extranets to make similar information and applications available to their suppliers or distributors. Achieving the full benefits of the Internet and e-commerce requires fully integrating business-to-consumer or business-to-business Web-based applications with existing enterprise applications, such as shipping, inventory control, billing, payroll, and general ledger. In order to fully integrate these internal applications with Web-based systems, the internal applications must be electronically linked to each other and must be built on a flexible, reliable, scalable, secure infrastructure that can connect to the Web and support the demanding loads that result from heavy Internet traffic.

   An e-commerce transaction involves much more than simply the purchase of an item over the Web. In order to perform a single e-business transaction, a robust e-commerce system must process several distinct computer transactions. A typical e-commerce request, whether a consumer purchase, a corporate procurement of supplies, or an information search, generates a series of interconnected computer transactions. These computer transactions may include determining whether the ordered item is in stock, determining where the item is located, scheduling the item for shipping, processing payment and recording the transaction in the Company's financial records. In addition, many Web sites now gather information about users as they navigate the site. This information is stored, identified with the particular user, and compared with past behavior of the same and other users in order to personalize online interaction by recommending specific merchandise, offering personalized pricing, and displaying targeted advertising, all based on the user's profile. As e-commerce grows, an increasing number of e-business transactions generates increasing numbers of computer transactions, driving the demand for more scalable and reliable systems for managing them.

   BEA provides a broad family of cross-platform software and services for creating robust, reliable, personalized e-commerce sites, for robust, reliable back-end systems that support e-commerce sites and distributed operations, and for integrating these environments. BEA's products and services enable mission-critical, distributed applications to work seamlessly in client/server, Internet and legacy environments. Customers use BEA products as a deployment platform for Web-based applications, as a deployment platform for custom and packaged applications, and as a means for robust enterprise application integration ("EAI") among mainframe, client/server and Web-based applications. BEA also provides Enterprise Java Bean ("EJB") based components that perform common e-commerce functions, such as personalization, shopping cart, order tracking, inventory, and pricing. These components can be rapidly assembled into Web-based applications, and the application functionality provided by these components can easily be augmented with additional Java-based components developed by the end user, a systems integrator, a packaged application vendor, or BEA's consulting group. Customers also rely on BEA professional services offerings to develop system architectures, application designs, components or custom applications, to customize packaged applications and to integrate applications. Using BEA platforms, application components and services, BEA customers have been able to create robust e-commerce sites in a matter of weeks.

Strategy

   Our strategy is to extend our current leadership position in distributed transaction processing and Java-based Web application servers by penetrating new customer accounts, particularly e-commerce sites, through any of our three product lines or our professional services, and then to proliferate within those customers, servicing higher usage volumes and selling additional products. Key elements of our strategy include:

  . Increasing our direct and indirect sales capacity by hiring more direct sales representatives and by partnering with hardware vendors, systems integrators and value-added resellers. At the end of fiscal 2000, BEA had over 340 quota-bearing sales representatives, a 70 percent increase over the end of fiscal 1999.

  . Continuing to aggressively promote the embedding of our Web application server products in Web applications being developed by ISVs. ISVs who build on BEA application server products become resellers of those products, tied to sales of the ISV's packaged applications, and BEA typically receives a royalty on those sales.

  . Generating repeat business from existing customers through servicing increasing usage volumes and selling additional products or services. BEA often generates repeat business as customers increase their system capacity, expand into new territories or lines of business, or increase the number of applications installed on BEA platforms.

  . Enhancing our technology leadership through research and development efforts and through acquisition of complementary companies, products and technologies, to strengthen our end-to-end e-commerce platform offering and to offer increasing e-commerce application functionality. Through BEA's research and development efforts or acquisitions, BEA has embraced new standards, such as extensible markup language ("XML") and wireless application protocol ("WAP"), and has added important features and functionality to its product line. BEA products have won several key industry awards and have received strong recommendations from key industry analysts.

  . Developing new services offerings that focus on accelerating delivery of end-to-end e-commerce solutions based on robust transaction and application platforms. BEA continues to enhance its services offerings through acquisitions and aggressive hiring.

  . Driving the continuing adoption of enterprise Java, object-based solutions and e-commerce through development of products and participation in standards-setting bodies. BEA believes that EJB, object-based computing at the enterprise level, and electronic commerce will be important drivers for boosting demand for BEA solutions. BEA is participating in EJB standards setting groups, and is also providing the most complete implementation of EJB available today.

Customers

   The total number of licensees of BEA products and solutions is greater than 4,000 worldwide. BEA's target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed, users and diverse, heterogeneous computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2000, 1999 or 1998.

Sales and Marketing

   BEA's sales strategy is to pursue opportunities worldwide within large organizations and organizations that are establishing e-commerce businesses, through its direct sales, professional services and technical support organizations, complemented by indirect sales channels such as hardware OEMs, ISVs and systems integrators. The Company currently intends to continue to add to its direct sales, support and professional services organizations in major worldwide markets.

   Direct Sales Organization. BEA markets its software and services primarily through its direct sales organization. As of January 31, 2000, BEA had over 1250 employees in consulting, training, sales, support and marketing, including over 340 sales representatives, located in 70 offices in 29 countries. The Company typically uses a consultative, solution-oriented sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because the Company's solutions are typically used as a platform or integration tool for e-commerce initiatives or other applications that are critical to a customer's business, the Company focuses its initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

   Targeting Developers. BEA also markets its software directly to system and application developers. BEA makes trial developers copies of many of its products available for free download over its Web site. Over 100,000 copies were downloaded in fiscal 2000. In addition, BEA periodically provides developer training and trial licenses through technical seminars in various locations worldwide.

   Strategic Relations. An important element of the Company's sales and marketing strategy is to expand its relationships with third parties and strategic partners to increase the market awareness, demand and acceptance of BEA and its solutions. Partners have often generated and qualified sales leads, made initial customer contacts, assessed needs and recommended use of BEA solutions prior to BEA's introduction to the customer. A strategic partner can provide customers with additional resources and expertise, especially in vertical markets in which the partner has expertise, to help meet customers' system definition and application development requirements. Types of strategic alliances include:

   System platform companies. BEA's partners often act as resellers of BEA solutions, either under the BEA product name or integrated with the platform vendor's own software products, or recommend BEA products to their customers and prospects who are planning to implement high-end, mission-critical applications and Web-based applications on their hardware platform.

   Packaged application software developers. BEA licenses its software to packaged application software vendors. These vendors embed BEA software as an infrastructure for the applications they supply; giving these applications increased distribution, scalability and portability across all platforms on which the embedded BEA product runs. Customers can also easily integrate other applications built using BEA solutions into these packaged applications.

   Systems integrators and independent consultants. Systems integrators often refer their customers to BEA, utilize BEA as a subcontractor in some situations, and build custom solutions on BEA products. BEA also works cooperatively with independent consulting organizations, often being referred to prospective customers by professional services organizations with expertise in high-end transactional applications.

   Distributors. To supplement the efforts of its direct sales force, BEA uses software distributors to sell its products in Europe, Asia, Latin America and, to a lesser degree, North America. As of January 31, 2000, the Company was represented by over 30 distributors.

   Professional Services. The Company believes that its professional services organization plays a key role in facilitating initial license sales and enabling customers to successfully architect, design, develop, deploy and manage systems and applications. Fees for professional services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed.

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

Competition

   The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including future versions of Windows 2000. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to our enterprise application server and integration solutions. In addition, there are companies offering and developing application server and integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

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

   In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of our current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline."

Product Development

   BEA's total research and development expenses were approximately $61.0 million, $42.6 million and $29.2 million in fiscal 2000, 1999 and 1998, respectively. The Company believes that its success will depend largely upon its ability to enhance existing products and develop or acquire new products that meet the needs of the rapidly evolving application server and application component marketplaces, and increasingly sophisticated and demanding customers. The Company intends to continue to devote substantial resources to expanding its product offerings, introducing new products and services, and offering higher levels of integration among its products.

   The Company has made substantial investments in technology acquisitions and product development. BEA TUXEDO was originally developed by AT&T Bell Labs, and had been revised by UNIX System Labs and Novell before BEA became the developer of the product in February 1996. BEA WebLogic was acquired through BEA's merger with WebLogic, Inc. in September 1998. Important additional products and technologies were gained through other of the Company's acquisitions. The Company intends to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results-- If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase."

   The Company's software development activities are conducted in various sites throughout the United States including San Jose and San Francisco, California; Dallas, Texas; Maynard, Massachussetts; Liberty Corners,

New Jersey; and Nashua, New Hampshire. As of January 31, 2000, the Company had a research and software development staff of over 340 professionals. The Company intends to continue to recruit and hire experienced software developers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results-- If the market for application servers, application integration and application component software does not grow as quickly as we expect, our revenues will be harmed."

Intellectual Property and Licenses

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

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of this source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights we hold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues and increase our costs."

Employees

   As of January 31, 2000, BEA had approximately 1,900 full-time employees, including 340 in research and development, 1250 in consulting, training, sales, support and marketing and 330 in administration. None of BEA's employees is represented by a collective bargaining agreement, and BEA has never experienced any work stoppage. BEA considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

   BEA's executive offices and those related to product development, corporate marketing and administrative functions, totaling approximately 224,000 square feet, are located in San Jose, California under leases expiring in 2007. The Company has signed agreements to sublease approximately 87,000 square feet. The Company also leases office space in various locations throughout the United States for sales, support and development personnel and BEA's foreign subsidiaries lease space for their operations. The Company owns substantially all of the equipment used in its facilities, except equipment held under capitalized lease arrangements. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future. See
Note 16 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations.

ITEM 3. LEGAL PROCEEDINGS.

   The Company is not currently party to any material legal proceedings. The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, the impact could be material to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   On April 6, 2000, a special meeting of stockholders of BEA was held to consider an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock and Class B Common Stock, par value $0.001 per share, which the Company is authorized to issue to 1,035,000,000 shares. The Company's Board of Directors had previously authorized a two-for-one stock split, to be effected in April 2000 in the form of a stock dividend, conditional upon stockholder approved of the amendment.

   The number of votes cast for the amendment was 285,882,348. The number of votes cast against or withheld for the amendment was 14,852,742. The number of abstentions and broker non-votes for the amendment was 37,712. The amendment was approved.

                                    PART II

   Note: On each of December 19, 1999 and April 24, 2000, the Company effected two-for-one common stock splits in the form of stock dividends. All common stock share information and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effects of the stock splits.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   Since its initial public offering on April 11, 1997, the Company's common stock has traded on the Nasdaq National Market under the symbol "BEAS." According to the Company's transfer agent, the Company had approximately 716 stockholders of record as of March 31, 2000. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

   The following table sets forth the high and low sales prices, as adjusted to reflect the two-for-one stock splits on each of December 19, 1999 and April 24, 2000, reported on the Nasdaq National Market for BEA common stock for the periods indicated:

                                                                   Low    High
                                                                  ------ ------
   Fiscal year ended January 31, 2000:
     Fourth Quarter.............................................. $11.46 $47.50
     Third Quarter...............................................   5.25  11.60
     Second Quarter..............................................   3.67   8.03
     First Quarter...............................................   3.33   4.63
   Fiscal year ended January 31, 1999:
     Fourth Quarter.............................................. $ 2.17 $ 6.63
     Third Quarter...............................................   3.13   6.32
     Second Quarter..............................................   4.57   6.97
     First Quarter...............................................   4.88   7.41

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

   During fiscal 2000, the Company had the following issuances of equity securities that were not either registered under the Securities Act of 1933, as amended, (the "Securities Act") or exempt from registration under Regulation S of the Securities Act:

   On November 19, 1999, the Company acquired The Theory Center ("TTC") through the issuance of 7,270,828 shares of BEA common stock and the exchange of TTC options for options to purchase 3,642,400 shares of BEA common stock. In issuing such securities, the Company relied upon Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering. In connection with each such transaction, the purchasers represented their intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. The purchasers had adequate access to information about the Company.

   In December 1999, the Company issued $550 million principal amount of 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes"), which are convertible, at the option of the debt holders, into approximately 15,873,000 shares of common stock. Such notes were sold to Qualified Institutional Buyers, as that term is defined in Rule 144A under the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA:

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                            As of or for the fiscal year ended January 31,
                            --------------------------------------------------
                               2000     1999(1)   1998(1)   1997(1)     1996
                            ----------  --------  --------  --------  --------
                                (in thousands, except per share data)
   Net revenues............ $  464,410  $289,042  $166,447  $ 64,566  $  5,133
   Net loss................    (19,574)  (51,582)  (22,912)  (87,834)  (17,740)
   Net loss per share,
    basic and diluted......      (0.06)    (0.18)    (0.11)    (2.21)    (0.19)
   Total assets............  1,258,841   403,011   174,203    59,276    18,953
   Long-term obligations...    578,489   250,112       766    49,540     4,287
   Redeemable convertible
    preferred stock........         -         -         -     83,120    24,448

--------
(1) Restated to include the results of Leader Group, Inc. and WebLogic, Inc., which were acquired in pooling of interests transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-commerce infrastructure software for e-commerce applications. BEA's products and services enable scalable and reliable e-commerce applications to work seamlessly in client/server, Internet, and legacy environments. BEA provides transactional, messaging, and distributed object-based software, as well as an industry-leading Java Web application server, for developing and deploying these e-commerce applications and for connecting e-commerce applications to legacy and mainframe applications. BEA also provides component-based application solutions for delivering scalable and reliable e-commerce applications. In addition to its broad software product line, BEA provides complete solutions to its customers through its extensive alliance network, and a full range of services, including consulting, training, and support. BEA's revenues are derived from fees for software licenses, customer support, education and consulting services.

   Acquisitions. Since its inception, BEA has acquired several companies and product lines, and distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the values of which are being amortized and charged to BEA's operating results over periods ranging from eight to twenty quarters after completion of the acquisitions. BEA's management views the e-commerce infrastructure software market as growing but that companies serving that market are consolidating, and that this consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and service offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisitions is impossible to predict and the charges associated with any such acquisitions could materially adversely affect BEA's results of operations beginning in the periods in which any such acquisitions are completed.

   Investment in Distribution Channel. BEA has been and is currently investing in building its sales capacity by aggressively hiring sales and technical sales support personnel, as well as aggressively pursuing partnerships with system platform companies, packaged application software developers, systems integrators and independent consultants, independent software tool vendors, and distributors. This investment results in an immediate increase in expenses, especially in sales and marketing, although the return on such investment, if any, is not anticipated to occur until future periods.

   Product Development. In April 1999, BEA announced a project to develop and market a set of solutions for enterprise application integration and component-based application development, especially in the area of electronic commerce. These efforts were significantly expanded with the acquisition of The Theory Center, Inc. ("TTC") in November 1999, and the announcement of an internal development project known as "Project E-Collaborate" in February 2000. BEA's planned investment in these efforts may affect BEA's anticipated overall financial results, particularly services revenues as a percentage of total revenues, cost of revenues as a percentage of total revenues, and research and development expense as a percentage of total revenues, and may create product transition concerns in BEA's customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term and also in the long-term if the anticipated benefits of such investment do not materialize.

   Change in Sales Cycles. Since mid fiscal 1999, BEA has experienced changes in sales cycles for its products. In September 1998, BEA completed its merger with WebLogic, Inc. ("WebLogic"), whose products tend to have a shorter sales cycle than BEA products at that time. Beginning in the second half of fiscal 1999, an increasing number of BEA customers began negotiating licenses to use BEA products as an architectural platform for several applications. These architectural commitments are larger in scope and potential revenue than single project transactions. In some cases, these architectural commitments have longer sales cycles than BEA's typical transactions, both because of the customer's decision cycle in adopting an architectural platform and because of heightened corporate approval requirements for larger contracts. In some cases, architectural commitment transactions have a shorter than usual sales cycle, in order for the customer to proceed with development of the new applications. These contrasting changes in the sales cycles and product mix may affect BEA's future quarterly revenues, revenue mix and operating results.

   Employer Payroll Taxes. The Company is subject to employer payroll taxes when employees exercise stock options. These payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. Because we are unable to predict how many stock options will be exercised, at what price and in which country, we are unable to predict what, if any, expense will be recorded in a future period.

Results of Operations

   The following table sets forth BEA's revenues, cost of revenues, operating expenses, interest expense and net loss as a percentage of total revenues for the fiscal years ended January 31, 2000, 1999, and 1998.

                                                       Fiscal year ended
                                                          January 31,
                                                       ---------------------
                                                       2000    1999    1998
                                                       -----   -----   -----
   Revenues:
     License fees.....................................  63.1 %  66.9 %  73.9 %
     Services.........................................  36.9    33.1    26.1
                                                       -----   -----   -----
       Total revenues................................. 100.0   100.0   100.0
   Cost of revenues:
     Cost of license fees(1)..........................   2.2     1.7     2.0
     Cost of services(1)..............................  57.1    59.8    62.7
     Amortization of certain acquired intangible
      assets..........................................   6.5     8.1     6.8
                                                       -----   -----   -----
       Total cost of revenues.........................  29.0    29.0    24.7
                                                       -----   -----   -----
   Gross margin.......................................  71.0    71.0    75.3
   Operating expenses:
     Sales and marketing..............................  45.5    48.1    46.7
     Research and development.........................  13.1    14.7    17.5
     General and administrative.......................   8.2     8.6    10.7
     Amortization of goodwill.........................   3.4     1.0     0.3
     Acquisition related charges......................   0.7    14.6     9.6
                                                       -----   -----   -----
   Income (loss) from operations......................   0.1   (16.0)   (9.5)
   Interest income (expense) and other, net...........  (1.3)   (0.2)   (2.6)
                                                       -----   -----   -----
   Loss before provision for income taxes.............  (1.2)  (16.2)  (12.1)
                                                       -----   -----   -----
   Provision for income taxes.........................   3.0     1.6     1.7
                                                       -----   -----   -----
   Net loss...........................................  (4.2)% (17.8)% (13.8)%
                                                       =====   =====   =====

--------
(1) Cost of license fees and cost of services are stated as a percentage of license fees and services, respectively.

 Revenues

   BEA's revenues are derived from fees for software licenses, consulting and education services and customer support. Total revenues increased $175.4 million or 60.7 percent from fiscal 1999 to fiscal 2000, and $122.6 million or
73.7 percent from fiscal 1998 to fiscal 1999. These increases reflect additional sales to existing customers, addition of new customer accounts, increases in product and service offerings, and a number of strategic acquisitions.

   License Revenues. License revenues increased 51.3 percent from fiscal 1999 to fiscal 2000 and increased 57.3 percent from fiscal 1998 to fiscal 1999. These increases were mainly due to continued customer and market acceptance of the Company's products, expansion of the Company's direct sales force, and introduction of new products and new versions of existing products.

   Service Revenues. Service revenues increased 79.6 percent from fiscal 1999 to fiscal 2000 and increased 119.8 percent from fiscal 1998 to fiscal 1999. Service revenues as a percentage of total revenues increased from 33.1 percent in fiscal 1999 to 36.9 percent in fiscal 2000 and increased from 26.1 percent in fiscal 1998 to 33.1 percent in fiscal 1999. The increases were primarily due to increased charges for customer support resulting from increased license sales, an increase in the types of consulting services sold by the Company, and increased number of service personnel and consultants as a result of the Company's increased focus on service offerings. We expect to continue investing in our services offerings, especially consulting services.

   International Revenues. International revenues accounted for $187.7 million or 40.4 percent of total revenues in fiscal 2000 compared with $115.7 million or 40.0 percent of total revenues in fiscal 1999 and $70.3 million or 42.2 percent in fiscal 1998. The increases were the result of expansion of the Company's international sales force and the acquisition of foreign distributors.

   During fiscal 2000 and 1999, Europe, Middle East and Africa ("EMEA") experienced a 50.4 and 107.4 percent revenue growth, respectively. Increased revenues from EMEA were due to increased demand for our products in Europe as well as growth of our European sales force. Asia/Pacific ("APAC") experienced a 125.9 percent revenue growth and a 15.2 percent decline in revenue in fiscal 2000 and 1999, respectively. Increased revenues from APAC in fiscal 2000 were due to increased demand for our products in Asia as well as growth of our Asia sales force. Decreased revenues from APAC in fiscal 1999 were due to the weakening of the Asian economy, which began in late fiscal 1998.

 Cost of Revenues

   Total cost of revenues represented 29.0 percent of total revenues in fiscal 2000 and 1999, and 24.7 percent in fiscal 1998, respectively. The increase in fiscal 1999 was due to the increase in cost of services, which carry a substantially higher cost of revenues than software licenses. Amortization charges included in cost of revenues also contributed to the increase in fiscal 1999, due to the Company's acquisition of TOP END from NCR Corporation.

   Cost of Licenses. Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs as well as royalties paid to third parties. Cost of licenses represented 2.2 percent, 1.7 percent and 2.0 percent of license revenues in fiscal 2000, 1999 and 1998, respectively. The decrease in fiscal 1999 as a percentage of license revenue was due to increased use of electronic delivery. The increase in fiscal 2000 as a percentage of license revenue was due to increased royalties paid to third parties, primarily resulting from license agreements signed in the third quarter. We expect cost of licenses to increase as a percentage of license revenue in fiscal 2001 because these license agreements will be in place for the full year.

   Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services represented 57.1 percent, 59.8 percent and 62.7 percent of service revenues in fiscal 2000, 1999 and 1998, respectively. Cost of services as a percentage of service revenues decreased in fiscal 2000 and 1999 as a result of spreading the fixed costs associated with the support centers over a larger revenue base. If consulting revenues increase as a percentage of service revenues, then cost of services could increase as a percentage of service revenues in fiscal 2001.

   Amortization of Certain Acquired Intangible Assets. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $30.4 million, $23.3 million and $11.3 million for fiscal 2000, 1999 and 1998, respectively. The increase is primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 2000 acquisition of TTC and the fiscal 1999 acquisition of TOP END. In the future, amortization expense associated with intangible assets recorded prior to January 31, 2000 is expected to total $34.8 million, $13.9 million, $7.9 million, and $5.1 million for the fiscal years ending January 31, 2001, 2002, 2003 and thereafter, respectively.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 52.2 percent in fiscal 2000 compared with fiscal 1999 and increased 78.6 percent in fiscal 1999 compared with fiscal 1998. These increases were due to increased commissions on the Company's increased revenue base, the expansion of the Company's direct sales force and an increase in marketing personnel and programs. Sales and marketing expenses decreased as a percentage of revenues to 45.5 percent in fiscal 2000 from 48.1 percent in fiscal 1999 due to spreading the increased sales and marketing expenses over a greater revenue base. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products and brand. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased
43.2 percent in fiscal 2000 compared with fiscal 1999 and increased 46.1 percent in fiscal 1999 compared with fiscal 1998. These increases were attributed to an increase in software development personnel and related expenses. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

   General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 52.9 percent in fiscal 2000 compared with fiscal 1999 and increased 52.8 percent in fiscal 1999 compared with fiscal 1998. The increases in general and administrative expenses were attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth.

   Amortization of Goodwill. Goodwill and amortization of goodwill increased in fiscal 2000 due to various acquisitions completed in fiscal 1999 and fiscal 2000. In the future, amortization of goodwill recorded prior to February 1, 2000 is expected to total $46.5 million, $37.9 million, $31.1 million and $25.9 million in fiscal 2001, 2002, 2003 and thereafter, respectively.

   Acquisition related charges. In connection with certain acquisitions, the Company acquired and expensed the cost of a number of research projects and products that were in process on the acquisition dates, in accordance with generally accepted accounting principles. In fiscal 2000, acquisition related charges were related to the write-off associated with the acquired in-process research and development relating to the acquisition of TTC.

In fiscal 1999, acquisition related charges were primarily related to the write-off associated with the acquired in-process research and development relating to the acquisition of TOP END. In fiscal 1998, acquisition related charges were related to the write-off associated with the acquired in-process research and development relating to the acquisition of certain products from Digital Equipment Corporation.

   In November 1999, BEA completed its merger with TTC. This resulted in the issuance of approximately 10.9 million shares of BEA common stock and stock options valued at approximately $156.9 million. The transaction was accounted for as a purchase with $3.0 million allocated to in-process technology, $124.5 million to goodwill and the remaining $29.4 million representing other intangible assets and liabilities assumed. The intangibles are being amortized on a straight-line basis over lives ranging from two to four years.

   An independent valuation of the purchased assets was performed to assist the Company in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed and in-process technology.

   Core technology and in-process technology were identified and valued through analysis of TTC's and BEA's current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

   The cost approach, which includes an analysis of the cost of reproducing or replacing the asset, was the methodology utilized in valuing component technology tools and assembled workforce. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing in-process technology, completed technology, patents and non-compete agreements. Each developmental project was evaluated to determine if there were any alternative future uses. This evaluation consisted of a specific review of each project, including the overall objectives of the project, progress toward such objectives, and uniqueness of the project. The net after-tax cash flows representing the cash flows generated by the respective core and in-process technologies were then discounted to present value. The discount was based upon an analysis of the weighted average cost of capital for the industry.

   Interest Expense; Interest Income and Other, Net. Interest expense was $20.4 million in fiscal 2000, compared to $10.4 million and $6.1 million in fiscal 1999 and 1998, respectively. The increase in fiscal 2000 was due to a higher average amount of outstanding borrowings, primarily due to the issuance of $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") in fiscal 2000 and premiums paid in connection with the conversion of a majority of the $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") which were outstanding for substantially all of fiscal 2000 but were issued during fiscal 1999. The increase in fiscal 1999 was due to a higher average amount of outstanding borrowings, primarily due to the issuance of the 2005 Notes. Interest income and other, net was $14.4 million, $9.9 million and $1.7 million in fiscal 2000, 1999 and 1998, respectively. The increase in interest income in fiscal 2000 and 1999 was due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's debt and equity offerings.

   The Company has a hedging program to minimize the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. Gains (losses) on foreign currency transactions, which are included in interest income and other, net, were $(287,000), $340,000 and $(600,000) in fiscal 2000, 1999 and 1998, respectively.

   The Company's international operations generally consist of sales and support organizations that generate revenues and incur service costs and marketing, general and administrative expenses in local currencies. Product costs, research and development, and corporate marketing and administrative expenses are primarily incurred in

U.S. dollars. Thus, a strengthening of local currencies against the U.S. dollar has a positive influence on international revenues translated into dollars and a negative effect on translated local costs and expenses. A weakening of local currencies has a negative effect on translated international revenues and a positive effect on translated local costs and expenses. BEA's hedging program is intended to moderate the impact of exchange rate changes on operating results and cash flow.

   Provision for Income Taxes. Although the Company has experienced operating losses to date, the Company has incurred income tax expense of approximately $13.9 million, $4.9 million and $2.8 million for fiscal 2000, 1999 and 1998, respectively. The income tax expense consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increase in income taxes for fiscal 2000 relative to fiscal 1999 is primarily due to an overall increase in foreign corporate income taxes and service revenues and an increase in domestic state current taxes due to the book/tax differences in the amortization of acquired intangibles and the timing of revenue recognition. The increase in income taxes for fiscal 1999 relative to fiscal 1998 is primarily due to an overall increase in foreign corporate income taxes.

   Under Statement of Financial Accounting Standards No.109 Accounting for Income Taxes ("FAS 109"), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes BEA's historical operating performance and the reported cumulative net losses from prior years, the Company has provided a valuation allowance against its net deferred tax assets to the extent they are dependent upon future taxable income for realization. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. A deferred tax asset has been established in fiscal 2000 to the extent of refundable US current federal income taxes payable. See Note 9 to the consolidated financial statements.

Liquidity and Capital Resources

   As of January 31, 2000, cash, cash equivalents and short-term investments totaled $803.1 million, up from $236.5 million at January 31, 1999. The increase in cash, cash equivalents and short-term investments was primarily due to proceeds from the 2006 Notes and cash generated from operations.

   Cash generated from operating activities rose to $95.2 million in fiscal 2000, compared with $27.4 million generated in fiscal 1999 and $2.4 million generated in fiscal 1998.

   Investing activities consumed $119.9 million in cash during fiscal 2000, compared with $107.8 million and $15.0 million in fiscal 1999 and 1998, respectively. Cash used for investing activities in fiscal 2000 was primarily for a number of strategic acquisitions amounting to $66.0 million, capital expenditures of $17.8 million and purchases of short-term investments of $38.0 million. Cash used for investing activities in fiscal 1999 was primarily for a number of strategic acquisitions amounting to $99.4 million, capital expenditures of $13.2 million and net sales of short-term investments of $4.8 million. Cash used for investing activities in fiscal 1998 was primarily for short-term investment purchases of $8.7 million, capital expenditures of $3.3 million and $2.9 million for a number of strategic acquisitions.

   The Company generated $554.2 million from financing activities in fiscal 2000, compared with $221.0 million and $100.4 million in fiscal 1999 and 1998, respectively. The primary source of cash from financing activities in fiscal 2000 was the issuance of the $550 million 2006 Notes, net of $14.7 million debt issuance costs. The primary source of cash from financing activities in fiscal 1999 was the issuance of the $250 million 2005 Notes net of $5.3 million debt issuance costs. The main use of cash for financing activities in fiscal 1999 was for the payment in full of the $38.7 million outstanding note payable to Novell related to acquisition of distribution rights for Tuxedo. The primary source of cash from financing activities in fiscal 1998 was from the issuance of common and preferred stock, partially offset by payments on the Company's outstanding notes payable and capital lease obligations.

   As of January 31, 2000, the Company's outstanding short and long-term debt obligations were $582.9 million, up from $250.8 million at January 31, 1999. At January 31, 2000, the Company's outstanding debt obligations consisted principally of the $572.5 million of convertible notes and $10.5 million of other short-term and long-term debt. During fiscal 2000, approximately $227.5 million of the 2005 Notes were converted into common stock. As of March 31, 2000, approximately 8.0 million shares of the 2005 Notes were converted into common stock. In addition, the Company is committed to a total of $84.1 million of lease payments under operating leases through 2007.

   In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through January 31, 2001. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

Year 2000 Compliance

 Impact of Year 2000

   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late fiscal 2000, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission-critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $1.1 million during fiscal 2000 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission-critical computer applications and those of its suppliers and vendors throughout fiscal 2001 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Effect of New Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. BEA is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption; however, the Company does not expect the adoption of SAB 101 to have a material impact to its financial position.

   In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-9, which amends certain provisions of SOP 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of BEA's fiscal year 2001. The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

   In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement 133" ("FAS 137") was issued. FAS

137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 effective February 1, 2001. The Company does not expect the adoption of FAS 133 to have a material impact to its financial position on results of operations.

Factors That May Impact Future Operating Results

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements in this Annual Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, all text under the heading "Business-Strategy" and statements regarding continued hiring in direct sales, support and professional services, devoting substantial resources to product development, and continuing to license and acquire software technologies and businesses, and (ii) in Item 7, statements regarding additional acquisitions, return on investment, investing in service offerings, expected timing and amount of amortization expenses, investment in sales channel expansion and marketing programs, and future hiring. These forward-looking statements involve risks and uncertainties, and it is important to note that BEA's actual results could differ materially from those projected or assumed in these forward-looking statements. Among the factors that could cause actual results to differ materially are the risks and uncertainties described in the risk factors below. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K.

 Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price.

   Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance.

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

  . whether we are able to successfully expand our sales and marketing programs

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

   An increasing portion of our revenues has been derived from large orders, as customers deployed our products throughout their organizations or chose to standardize on our products for their system architecture. Increases in the dollar size of individual license transactions have also increased the risk of fluctuation in future quarterly results. If we cannot generate large customer orders, or customers delay or cancel such orders in a particular quarter, it will have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations. Further, we are subject to employer payroll taxes when our employees exercise their stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes would be recorded as an expense and are assessed at tax rates that varies depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict, the amount, if any, of employer payroll expense will be recorded in a future period or the impact on our future financial results.

   Although we use a standard license agreement, which meets the revenue recognition criteria under current generally accepted accounting principles, we must often negotiate and revise terms and conditions of this standard agreement, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. In addition, while we believe that we are in compliance with Statement of Position 97-2, Software Revenues Recognition, ("SOP 97-2") and SOP 98-4 and SOP 98-9, which amend certain provisions of SOP 97-2, the American Institute of Certified Public Accountants has only issued some implementation guidelines for these standards and the accounting profession is still discussing a wide range of potential interpretations. These implementation guidelines, once finalized, could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower revenue and profits.

 Our limited operating history and need to continue to integrate our acquisitions makes it difficult to predict our future results

   We were incorporated in January 1995 and therefore have a limited operating history. We have generated revenues to date primarily from sales of BEA TUXEDO, a software product to which we acquired worldwide distribution rights in February 1996, and from BEA WebLogic, a software product which we acquired in September 1998, and fees for software products and services related to TUXEDO and WebLogic. We have also acquired a number of businesses, technologies and products, most recently The Theory Center, which was acquired in November 1999 and The Workflow Automation Corporation, which was acquired in March 2000. Our limited operating history and the need to integrate a number of separate and independent business operations subject our business to numerous risks. At January 31, 2000, we had an accumulated deficit of approximately $203.0 million. In addition, in connection with certain acquisitions completed prior to January 31, 2000, we recorded approximately $424.5 million as intangible assets and goodwill. Under Generally Accepted Accounting Principles, intangible assets and goodwill are required to be amortized in future periods. Approximately $221.4 million of these assets have been amortized as of January 31, 2000 and we expect to amortize the remaining approximately $203.1 million in future periods through our fiscal year ending January 31, 2005. We expect to amortize $81.3 million of such intangible assets and goodwill in the fiscal year ending January 31, 2001. A substantial portion of the $156.9 million purchase price for The Theory Center has been recorded as intangible assets and goodwill and amortized in the fiscal year ended January 31, 2000 and will be amortized over future periods. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

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

 The price of our common stock may fluctuate significantly

   The market price for our common stock may be affected by a number of factors, including developments in the Internet, software or technology industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices, that have often been unrelated to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

 If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

   From our inception in January 1995, we have made several strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. We acquired Leader Group, Inc. ("Leader Group") and a business unit of Penta

Systems Technology, Inc. ("Penta") in the quarter ended April 30, 1998, NCR's TOP END technology in June 1998, the Entersoft Systems Corporation ("Entersoft") in July 1998, WebLogic, Inc. ("WebLogic") in September 1998, Component Systems, LLC in May 1999, Technology Resource Group, Inc. ("TRG") in July 1999, Avitek, Inc. ("Avitek") in August 1999, and The Theory Center ("TTC") in November 1999. It is possible we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

   In addition, industry sources widely predicted that many corporations would stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the Year 2000. We have been informed by some of our customers that they intended to freeze deploying new computer systems in late December 1999 and early 2000. Furthermore, some of our customers may have accelerated their purchases and deployments of our products in advance of these freezes. These factors could cause an unusual fluctuation in our orders, and our revenues could be materially reduced and our operating results could be materially adversely affected, especially in the first quarter of calendar 2000. Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations and financial condition.

 If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

   The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including future versions of Windows 2000. Oracle is the primary relational database vendor offering products that are intended to serve as alternatives to our enterprise application server and integration solutions. In addition, there are companies offering and developing application server and integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

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

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of this source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights we hold.

 Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

   It is possible that third parties could claim our current or future products infringe their rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely effect our business, operating results and financial condition. These types of claims might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition.

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks

   International revenues accounted for 40.4 percent, 40.0 percent and 42.2 percent of our consolidated revenues for the fiscal years ended January 31, 2000, 1999 and 1998, respectively. We sell our products and services through a network of branches and subsidiaries located in 29 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where we do business.

   General economic and political conditions in these foreign markets may also impact our international revenues. Since the late summer of 1997, a number of Pacific Rim countries have experienced economic, banking and currency difficulties that have led to economic downturns in those countries. Among other things, the decline in value of Asian currencies, together with difficulties obtaining credit, has resulted in a decline in the purchasing power of our Asian customers, which in turn has resulted in the delay of orders for our products from certain Asian customers and is likely to result in further delays and, possibly the cancellation, of such orders. We anticipate that weak Asian economic conditions may continue to adversely impact our financial results. It is difficult for us to predict the extent of the future impact of these conditions. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

 If we are unable to manage our growth, our business will suffer

   We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 1,900 employees in over 70 offices in 29 countries at January 31, 2000. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. It is possible we will not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

 If the market for application servers, application integration and application component software does not grow as quickly as we expect, our revenues will be harmed

   We sell our products and services in the application server, application integration and application component markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing a presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. There can be no assurance that the markets for application server and integration technology and related services will continue to grow. If these markets fail to grow or grow more slowly than we currently anticipate, or if we experience increased competition in these markets, our business, results of operations and financial condition will be adversely affected.

 If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop new products and increase revenue

   We believe our future success will depend upon our ability to attract and retain highly skilled personnel including our founders, Messrs. William T. Coleman III and Alfred S. Chuang, and other key members of management. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

 Our failure to maintain ongoing sales through distribution channels will result in lower revenues

   To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers (ISVs), systems integrators and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, OEMs and systems integrators. In particular, a significant part of our strategy is to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with additional ISVs to embed our Web application servers in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure license agreements with additional ISVs on commercially reasonable terms or at all, and otherwise further develop our relationships with indirect distribution channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

   We rely on informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long term relationship with these third parties, and that these third parties will not successfully meet the needs of our customers.

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

 If our products contain software defects, it could harm our revenues and expose us to litigation

   The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation, loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

   Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

 We have a high debt balance and large interest obligations

   At January 31, 2000, we had approximately $572.5 million of long-term indebtedness in the form of convertible notes. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our earnings are insufficient to cover our fixed charges.

   We will require substantial amounts of cash to fund scheduled payments of interest on the notes, payment of the principal amount of the notes, payment of principal and interest on our other indebtedness, future capital expenditures and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange

   BEA's revenue originating outside the United States was 40.4 percent, 40.0 percent and 42.2 percent of total revenues in fiscal 2000, 1999 and 1998, respectively. International revenues from each geographic sub-region were less than 10 percent of total revenues. International sales are made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

   The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contacts in certain European and Asian currencies, principally the U.K., France, Germany, Finland,

Sweden, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Each month the Company marks to market the foreign exchange contracts based on the change in the foreign exchange rates with any resulting gain or losses recorded in the interest income and other, net line item.

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

   The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"). All of the cash equivalents, short-term and long-term investments are treated as "available-for-sale" under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. At January 31, 2000 the average maturity of the Company's cash equivalents and short-term investments was 14 days.

   The table below presents the principal amount, related weighted average interest rates and maturities for the Company's investment portfolio. Short-term investments are all in fixed rate instruments. The principal amounts approximate fair value at January 31, 2000.

   Table of investment securities (in thousands):

                                                         Principal    Average
                                                          Amount   Interest Rate
                                                         --------- -------------
   Cash and cash equivalents............................ $763,294      5.81%
   Restricted cash......................................    1,631      5.45%
   Short-term investments (0-1 years)...................   38,135      6.02%
                                                         --------
     Total cash and investment securities............... $803,060
                                                         ========

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

                               BEA SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
AUDITED FINANCIAL STATEMENTS
Report of Ernst & Young LLP, Independent Auditors.........................   28
Consolidated Balance Sheets as of January 31, 2000 and 1999...............   29
Consolidated Statements of Operations and Comprehensive Loss for the years
 ended January 31, 2000, 1999 and 1998....................................   30
Consolidated Statements of Redeemable Convertible Preferred Stock and
 Stockholders' Equity (Deficit) for the years ended January 31, 2000, 1999
 and 1998.................................................................   31
Consolidated Statements of Cash Flows for the years ended January 31,
 2000, 1999 and 1998......................................................   32
Notes to Consolidated Financial Statements................................   33

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BEA Systems, Inc.

   We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2000 and 1999 and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 21, 2000 (except for Note 17 as to which the date is April 24, 2000)

                               BEA SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                January 31,
                                                            --------------------
                                                               2000       1999
                                                            ----------  --------
                          ASSETS
Current assets:
  Cash and cash equivalents................................ $  763,294  $232,556
  Restricted cash..........................................      1,631     3,500
  Short-term investments...................................     38,135       395
  Accounts receivable, net of allowance for doubtful
   accounts of $5,512 and $3,661 at January 31, 2000 and
   1999, respectively......................................    133,069    77,068
  Other current assets.....................................     35,248     4,279
                                                            ----------  --------
    Total current assets...................................    971,377   317,798
Computer equipment, furniture and leasehold improvements,
 net.......................................................     27,978    17,185
Goodwill, net of accumulated amortization of $19,200 and
 $3,436 at January 31, 2000 and 1999, respectively.........    141,457     8,804
Acquired intangible assets, net............................     61,600    50,097
Other long-term assets.....................................     56,429     9,127
                                                            ----------  --------
    Total assets........................................... $1,258,841  $403,011
                                                            ==========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Borrowings under lines of credit......................... $       -   $    679
  Accounts payable.........................................     14,848     7,615
  Accrued liabilities......................................     92,673    47,747
  Accrued income taxes.....................................     27,021     5,991
  Deferred revenues........................................     96,537    33,784
  Current portion of notes payable.........................      4,454        43
                                                            ----------  --------
    Total current liabilities..............................    235,533    95,859
Notes payable and other long-term obligations..............      6,005       112
Convertible subordinated notes.............................    572,484   250,000
Commitments and contingencies..............................
Stockholders' equity:
  Preferred stock issuable in series-$0.001 par value,
   20,000 shares authorized; no shares designated or issued
   and outstanding.........................................         -         -
  Common stock--$0.001 par value; 1,000,000 and 342,060
   shares authorized at January 31, 2000 and 1999,
   respectively; 290,568 and 235,280 shares issued and
   outstanding at January 31, 2000 and 1999, respectively..        290       235
  Class B Common Stock--
   $0.001 par value; 140,000 shares authorized; 71,296
   shares issued and outstanding at January 31, 2000 and
   1999....................................................         71        71
  Additional paid-in capital...............................    650,128   243,097
  Accumulated deficit......................................   (202,951) (183,345)
  Notes receivable from stockholders.......................       (296)     (544)
  Deferred compensation....................................     (1,144)   (1,880)
  Accumulated other comprehensive loss.....................     (1,279)     (594)
                                                            ----------  --------
    Total stockholders' equity.............................    444,819    57,040
                                                            ----------  --------
    Total liabilities and stockholders' equity............. $1,258,841  $403,011
                                                            ==========  ========

                             See accompanying notes

                               BEA SYSTEMS, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)

                                                  Fiscal year ended January
                                                             31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
Revenues:
  License fees................................... $292,855  $193,511  $122,987
  Services.......................................  171,555    95,531    43,460
                                                  --------  --------  --------
    Total revenues...............................  464,410   289,042   166,447
                                                  --------  --------  --------
Cost of revenues:
  Cost of license fees...........................    6,445     3,225     2,435
  Cost of services...............................   98,005    57,167    27,261
  Amortization of certain acquired intangible
   assets........................................   30,391    23,290    11,336
                                                  --------  --------  --------
    Total cost of revenues.......................  134,841    83,682    41,032
                                                  --------  --------  --------
Gross profit.....................................  329,569   205,360   125,415
Operating expenses:
  Sales and marketing............................  211,445   138,926    77,765
  Research and development.......................   60,972    42,584    29,151
  General and administrative.....................   38,065    24,900    17,776
  Amortization of goodwill.......................   15,764     2,981       466
  Acquisition-related charges....................    3,000    42,244    16,000
                                                  --------  --------  --------
    Total operating expenses.....................  329,246   251,635   141,158
                                                  --------  --------  --------
Income (loss) from operations....................      323   (46,275)  (15,743)
Interest expense.................................  (20,417)  (10,426)   (6,054)
Interest income and other, net...................   14,437     9,975     1,729
                                                  --------  --------  --------
Loss before provision for income taxes...........   (5,657)  (46,726)  (20,068)
Provision for income taxes.......................   13,917     4,856     2,844
                                                  --------  --------  --------
Net loss.........................................  (19,574)  (51,582)  (22,912)
Other comprehensive income (loss):
  Foreign currency translation adjustments.......     (395)        5      (646)
  Unrealized loss on available-for-sale
   investments, net of income taxes..............     (290)       (8)      (19)
                                                  --------  --------  --------
Comprehensive loss............................... $(20,259) $(51,585) $(23,577)
                                                  ========  ========  ========
Basic and diluted net loss per share............. $  (0.06) $  (0.18) $  (0.11)
                                                  ========  ========  ========
Shares used in computing basic and diluted net
 loss per share..................................  310,817   280,988   210,764
                                                  ========  ========  ========

                             See accompanying notes

                               BEA SYSTEMS, INC.

     CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
                        STOCKHOLDERS' EQUITY (DEFICIT)
                         (in thousands, except shares)

                                                                 Stockholders' Equity (Deficit)
                   Series B   ----------------------------------------------------------------------------------------------------
                  redeemable                   Class
                  convertible                    B                              Notes                   Accumulated      Total
                   preferred  Preferred Common common Additional              receivable                   other     stockholders'
                     stock      stock   stock  stock   paid-in   Accumulated     from       Deferred   comprehensive    equity
                    amount     amount   amount amount  capital     deficit   stockholders compensation income (loss)   (deficit)
                  ----------- --------- ------ ------ ---------- ----------- ------------ ------------ ------------- -------------
Balance at
January 31,
1997............   $ 20,780     $ 17     $ 57   $ -    $ 32,694   $(106,879)    $(544)      $  (845)      $    74      $(75,426)
Issuance of
common stock,
net of issuance
costs of
$3,062..........         -         -       51     -     138,156         (39)       -             -             -        138,168
Common shares
issued under
stock option and
stock
purchase plans..         -         -        7     -       3,887          (5)       -             -             -          3,889
Issuance of
Series B
Preferred Stock,
net of issuance
costs of $10....         -         1       -      -         989          -         -             -             -            990
Issuance and
exercise of
common stock
warrants........         -         -        1     -         790          (1)       -             -             -            790
Accretion of
cumulative
dividends on
Series B
Redeemable
Convertible
Preferred
Stock...........        268        -       -      -          -         (268)       -             -             -           (268)
Conversion of
Series A and
Series B
Preferred
Stock...........    (21,048)     (17)      32    121     21,027        (115)       -             -             -         21,048
Conversion of
debt
obligations.....         -         -        7     -      14,013          (5)       -             -             -         14,015
Amortization of
deferred
compensation....         -         -       -      -          -           -         -            244            -            244
Cash
distributions to
Leader Group
Founders........         -         -       -      -          -         (502)       -             -             -           (502)
Net loss........         -         -       -      -          -      (22,912)       -             -             -        (22,912)
Foreign currency
translation
adjustment......         -         -       -      -          -           -         -             -           (646)         (646)
Unrealized
losses on
available-for-
sale
investments, net
of tax..........         -         -       -      -          -           -         -             -            (19)          (19)
                   --------     ----     ----   ----   --------   ---------     -----       -------       -------      --------
Balance at
January 31,
1998............         -         1      155    121    211,556    (130,726)     (544)         (601)         (591)       79,371
Issuance of
common stock....         -         3       -      -      18,187          -         -             -             -         18,190
Common shares
issued under
stock option and
stock
purchase plans..         -         -       14     -      13,354         (10)       -         (1,650)           -         11,708
Conversion of
preferred
stock...........         -        (4)      16     -          -          (12)       -             -             -             -
Conversion of
Series B and
Series A Common
Stock...........         -         -       50    (50)        -           -         -             -             -             -
Amortization of
deferred
compensation....         -         -       -      -          -           -         -            371            -            371
Cash
distributions to
Leader Group
Founders........         -         -       -      -          -         (559)       -             -             -           (559)
Losses from
WebLogic for the
month ended
January 31,
1998............         -         -       -      -          -         (456)       -             -             -           (456)
Net loss........         -         -       -      -          -      (51,582)       -             -             -        (51,582)
Foreign currency
translation
adjustment......         -         -       -      -          -           -         -             -              5             5
Unrealized
losses on
available-for-
sale
investments, net
of tax..........         -         -       -      -          -           -         -             -             (8)           (8)
                   --------     ----     ----   ----   --------   ---------     -----       -------       -------      --------
Balance at
January 31,
1999............         -         -      235     71    243,097    (183,345)     (544)       (1,880)         (594)       57,040
Issuance of
common stock....         -         -        7     -     156,886          (4)       -             -             -        156,889
Common shares
issued under
stock option and
stock
purchase plans..         -         -       14     -      27,820         (11)       -             -             -         27,823
Conversion of
debt
obligations.....         -         -       34     -     222,325         (17)       -             -             -        222,342
Repayment of
notes receivable
from
shareholders....         -         -       -      -          -           -        248            -             -            248
Amortization of
deferred
compensation....         -         -       -      -          -           -         -            736            -            736
Net loss........         -         -       -      -          -      (19,574)       -             -             -        (19,574)
Foreign currency
translation
adjustment......         -         -       -      -          -           -         -             -           (395)         (395)
Unrealized
losses on
available-for-
sale
investments, net
of tax..........         -         -       -      -          -           -         -             -           (290)         (290)
                   --------     ----     ----   ----   --------   ---------     -----       -------       -------      --------
Balance at
January 31,
2000............   $     -      $  -     $290   $ 71   $650,128   $(202,951)    $(296)      $(1,144)      $(1,279)     $444,819
                   ========     ====     ====   ====   ========   =========     =====       =======       =======      ========

                            See accompanying notes

                               BEA SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Fiscal year ended January
                                                            31,
                                                ------------------------------
                                                  2000       1999       1998
                                                ---------  ---------  --------
Operating activities:
  Net loss..................................... $ (19,574) $ (51,582) $(22,912)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization..............     7,309      4,377     2,586
    Amortization of deferred compensation......       736        371       244
    Amortization of certain acquired intangible
     assets and goodwill and write-off of in-
     process research and development..........    49,155     66,643    27,796
    Debt conversion premium....................     8,054         -         -
    Other......................................       309       (614)      358
    Changes in operating assets and
     liabilities, net of business combinations:
      Accounts receivable......................   (54,386)   (28,856)  (22,631)
      Other current assets.....................    (9,365)      (923)    5,765
      Other long-term assets...................      (913)       311        53
      Accounts payable.........................     6,688      1,706     2,039
      Accrued liabilities......................    44,942     17,189     2,842
      Deferred revenues........................    62,231     18,821     6,219
                                                ---------  ---------  --------
Net cash provided by operating activities......    95,186     27,443     2,359
                                                ---------  ---------  --------
Investing activities:
  Purchases of computer equipment, furniture
   and leasehold improvements..................   (17,807)   (13,188)   (3,322)
  Payments for business combinations, net of
   cash acquired...............................   (65,980)   (99,432)   (2,925)
  Decrease in restricted cash..................     1,869         -         -
  Purchases of available-for-sale short-term
   investments.................................   (38,030)    (1,374)   (8,708)
  Sales of available-for-sale short-term
   investments.................................        -       6,187        -
                                                ---------  ---------  --------
Net cash used in investing activities..........  (119,948)  (107,807)  (14,955)
                                                ---------  ---------  --------
Financing activities:
  Net payments under lines of credit...........      (679)    (1,200)   (7,171)
  Proceeds from convertible debt, notes payable
   and capital lease obligations...............   535,352    244,698     6,123
  Payments on shareholder notes receivable.....       248         -         -
  Payments on notes payable and capital lease
   obligations.................................      (498)   (45,717)  (41,143)
  Distributions................................        -        (559)     (502)
  Debt conversion premium......................    (8,054)        -         -
  Proceeds from issuance of common and
   preferred stock, net........................    27,823     23,902   143,047
                                                ---------  ---------  --------
Net cash provided by financing activities......   554,192    221,124   100,354
                                                ---------  ---------  --------
Net increase in cash and cash equivalents......   529,430    140,760    87,758
Effect of exchange rate changes on cash........     1,308        812      (646)
Cash and cash equivalents at beginning of
 year..........................................   232,556     90,984     3,872
                                                ---------  ---------  --------
Cash and cash equivalents at end of year....... $ 763,294  $ 232,556  $ 90,984
                                                =========  =========  ========

                             See accompanying notes

                               BEA SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

 Description of business

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-commerce infrastructure software for e-commerce applications. BEA's products and services enable scalable and reliable e-commerce applications to work seamlessly in client/server, Internet, and legacy environments. BEA provides transactional, messaging, and distributed object-based software, as well as a Java Web application server, for developing and deploying these e-commerce applications and for connecting e-commerce applications to legacy and mainframe applications. BEA also provides component-based solutions for delivering scalable and reliable e-commerce applications. In addition to its broad software product line, BEA provides complete solutions to its customers through its extensive partner network and a full range of services including consulting, training, and support.

 Principles of consolidation

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated. Operations of businesses acquired and accounted for as purchases are consolidated as of the date of acquisition. On April 30, 1998, the Company acquired Leader Group Inc. ("Leader Group") and on September 30, 1998 acquired WebLogic, Inc. ("WebLogic") in merger transactions accounted for as poolings of interests. All financial information for all dates and periods prior to these mergers has been restated to reflect the combined operations of the Company, Leader Group and WebLogic.

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

   The Company hedges a portion of its exposure on certain intercompany receivables and payables denominated in foreign currencies using forward foreign exchange contracts, which are recorded at fair value based on spot exchange rates at each balance sheet date. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded currently in interest and other expense and offset by corresponding gains and losses on the foreign currency accounts being hedged. Net gains (losses) resulting from foreign currency transactions, were approximately $(287,000), $340,000 and $(600,000) in fiscal 2000, 1999 and 1998, respectively.

 Cash, cash equivalents and short-term investments

   Cash and cash equivalents consist of highly liquid investments including commercial paper, money market and taxable municipal bonds with maturities of 90 days or less from the date of purchase. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximates their fair market value.

                               BEA SYSTEMS, INC.

   Short-term investments consist principally of commercial paper and time deposits with remaining maturities of one year or less. The Company determines the appropriate classification of its short-term investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments in the Company's portfolio are classified as "available-for-sale" and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

 Concentration of credit risk

   The Company invests its cash, cash equivalents and short-term investments with financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

   The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2000, 1999 or 1998. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 1999.

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

 Acquired intangible assets and goodwill

   Acquired intangible assets consist of purchased technology, purchased software, distribution rights, patents, licenses, trademarks, non-compete agreements, assembled workforce and customer base related to the Company's acquisitions accounted for using the purchase method. Amortization of these purchased intangibles and goodwill is calculated on the straight-line basis over the respective estimated useful lives of the assets ranging from twenty-four to sixty months. Amortization of purchased technology, purchased software, distribution rights, patents, licenses, trademarks, non-compete agreements, assembled workforce and customer base is included as a component of cost of revenues, while amortization of goodwill is included in operating expenses. Acquired in-process research and development without alternative future use is charged to operations when acquired.

 Long-lived assets

   In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("FAS 121"), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No such impairments have been identified with respect to the Company's long-lived assets, which consist primarily of acquired intangible assets, computer equipment, furniture and leasehold improvements.

                               BEA SYSTEMS, INC.

 Software development costs

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

 Equity investments

   The Company invests in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over operations. For these investments in privately-held companies, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. Investments in which ownership exceeds 20 percent, but which are not majority-owned or controlled, are accounted for using the equity method. Under the equity method, the Company's proportionate share of net income or loss and amortization of the Company's net excess investment over its equity in net assets is included in net income or loss.

 Revenue recognition

   The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant vendor obligations are remaining to be fulfilled, the fee is fixed or determinable, and collectibility is probable.

   Services revenue includes consulting services, post-contract customer support and training. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. Actual results could differ from those estimates and, as a result, future gross margin on such contracts may be more or less than anticipated. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenues.

 Stock-based compensation

   The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As allowed under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation FAS 123, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with employee stock awards.

                               BEA SYSTEMS, INC.

 Net loss per share

   The Company computes net loss per share under the provisions of Statement of Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"). Basic net loss per share is computed based on the weighted average number of shares of the Company's common stock less the weighted average number of shares subject to repurchase. Diluted net loss per share is computed based on the weighted average number of shares of the Company's common stock and common equivalent shares (stock options, warrants, convertible notes and preferred stock), if dilutive.

   The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                                  Fiscal year ended January
                                                             31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
   Basic and diluted net loss per share:
   Numerator:
     Net loss...................................  $(19,574) $(51,582) $(22,912)
     Effect of Series B Redeemable Convertible
      Preferred Stock dividends.................        -         -       (268)
                                                  --------  --------  --------
     Net loss available to common stockholders..  $(19,574) $(51,582) $(23,180)
                                                  ========  ========  ========
   Denominator:
     Weighted average shares....................   314,126   287,064   218,852
     Weighted average shares subject to
      repurchase................................    (3,309)   (6,076)   (8,088)
                                                  --------  --------  --------
     Weighted average shares, net...............   310,817   280,988   210,764
                                                  --------  --------  --------
     Basic and diluted net loss per share.......  $  (0.06) $  (0.18) $  (0.11)
                                                  ========  ========  ========

   The computation of diluted net loss per share for the fiscal years ended January 31, 2000, 1999 and 1998 excludes the impact of options to purchase
52.3 million, 21.6 million and 23.7 million shares of common stock, respectively; the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") and the $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes"), which are convertible into 15.8 million and 3.4 million shares of common stock, respectively; and
2.4 million shares of convertible preferred stock at January 31, 1998; as such impact would be antidilutive for the periods presented.

 Segment information

   The Company follows Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment.

 Recent accounting pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. BEA is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2000. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption, however, the Company does not expect the adoption of SAB 101 to have a material impact to its financial position.

                               BEA SYSTEMS, INC.

   In December 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-9, which amends certain provisions of Statement of Position ("SOP") 97-2 and extends the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 until the beginning of BEA's fiscal year 2001. The Company is currently evaluating the impact of SOP 98-9 on its financial statements and related disclosures.

   In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 effective February 1, 2001. The Company does not expect the adoption of FAS 133 to have a material impact to its financial position or results of operations.

2. Financial Instruments

 Available-for-sale securities

   The following is a summary of available-for-sale securities at January 31, 2000 and 1999 (in thousands):

                                  January 31, 2000              January 31, 1999
                            ----------------------------- -----------------------------
                                        Gross                         Gross
                            Amortized unrealized   Fair   Amortized unrealized   Fair
                              cost      losses    value     cost      losses    value
                            --------- ---------- -------- --------- ---------- --------
   Commercial paper........ $311,782    $(151)   $311,631 $117,188     $(35)   $117,153
   Money market............  446,106       -      446,106   82,476       -       82,476
   Time deposits...........      602       -          602    3,895       -        3,895
                            --------    -----    -------- --------     ----    --------
                            $758,490    $(151)   $758,339 $203,559     $(35)   $203,524
                            ========    =====    ======== ========     ====    ========

   Included in the above table are securities with fair values totaling $718.5 million and $199.6 million at January 31, 2000 and 1999, respectively, which are classified as cash and cash equivalents and $39.8 million and $3.9 million at January 31, 2000 and 1999, respectively, which are classified as restricted cash and short-term investments in the accompanying consolidated balance sheets. All short-term investments mature within six months. At January 31, 2000 and 1999, restricted cash includes cash equivalents of $1.4 million, none in 1999, respectively, which collaterize standby letters of credit and restricted time deposits of $250,000 and $3.5 million, respectively, which collateralize borrowings (see Note 8).

                               BEA SYSTEMS, INC.

 Foreign currency contracts

   The Company enters into forward foreign currency contracts to reduce the exposure to foreign currency fluctuations as a result of certain intercompany assets and liabilities denominated in foreign currencies. At January 31, 2000 and 1999, the Company had outstanding forward foreign currency contracts with a notional amount of approximately $44.2 million and $20.0 million, respectively. Substantially all of the Company's forward foreign currency contracts have maturities of 90 days or less. The fair value of forward foreign currency contracts is estimated based on the spot rate of each of the various hedged currencies as of the end of the period.

   The Company's forward foreign currency contracts notional amounts outstanding at January 31, 2000 and 1999 were as follows (in thousands):

                                                                 January 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
   Contracts to purchase foreign currency (sell U.S. dollars)
    during the following year:
     Euro dollars............................................  $21,800 $    -
     British pounds..........................................   10,300   1,600
     German marks............................................       -    3,100
     Japanese yen............................................    2,700   2,500
     French francs...........................................       -    5,100
     Swiss francs............................................    2,800     100
     Swedish krona...........................................    3,200   1,600
     Finnish markka..........................................       -    2,600
     Other...................................................      600     200
                                                               ------- -------
                                                               $41,400 $16,800
                                                               ======= =======

   Contracts to sell foreign currency (purchase U.S. dollars)
    during the following year:
     Euro dollars............................................  $ 2,000 $    -
     German marks............................................       -      300
     Japanese yen............................................       -      600
     Swiss francs............................................       -      400
     Finnish markka..........................................       -      600
     Other...................................................      800   1,300
                                                               ------- -------
                                                               $ 2,800 $ 3,200
                                                               ======= =======

                               BEA SYSTEMS, INC.

 Fair value of financial instruments

   The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                   January 31,
                                       --------------------------------------
                                             2000                1999
                                       ------------------  ------------------
                                       Carrying    Fair    Carrying    Fair
                                        amount    value     amount    value
                                       --------  --------  --------  --------
   Financial assets:
     Cash and cash equivalents........ $763,294  $763,294  $232,556  $232,556
     Restricted cash..................    1,631     1,631     3,500     3,500
     Short-term investments...........   38,135    38,135       395       395
   Financial liabilities:
     Borrowings under lines of
      credit..........................       -         -        679       679
     Notes payable, capital lease
      obligations and other long-term
      obligations (including current
      portion)........................   10,459    10,459       155       155
     Convertible subordinated 2006
      Notes...........................  550,000   598,200        -         -
     Convertible subordinated 2005
      Notes...........................   22,484   128,400   250,000   183,500
     Forward foreign currency
      contracts.......................     (780)     (780)     (206)     (206)

   The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value of the 2005 and 2006 notes exceeds the carrying amount at January 31, 2000, however, the Company's obligation to settle the notes will at no time be greater than their face or carrying value unless a discretionary debt conversion premium is negotiated with the holders of the notes.

   For certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, and notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of forward foreign currency contracts was based on the estimated amount at which they could be settled based on quoted exchange rates. The fair values of the convertible subordinated notes are estimated using quoted market prices.

3. Computer Equipment, Furniture and Leasehold Improvements

   Computer equipment, furniture and leasehold improvements consist of the following (in thousands):

                                                                 January 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer equipment......................................... $17,290  $ 8,953
   Furniture and equipment....................................  11,722    6,621
   Leasehold improvements.....................................  13,269    8,273
   Furniture and equipment under capital leases...............   1,510    1,789
                                                               -------  -------
                                                                43,791   25,636
   Accumulated depreciation and amortization.................. (15,813)  (8,451)
                                                               -------  -------
                                                               $27,978  $17,185
                                                               =======  =======

   Accumulated amortization for furniture and equipment under capital leases was approximately $936,000 and $693,000 at January 31, 2000 and 1999, respectively.

                               BEA SYSTEMS, INC.

4. Business Combinations

 The Theory Center

   On November 19, 1999, BEA completed its acquisition of The Theory Center, Inc. ("TTC"). Under the terms of the acquisition agreement, each outstanding share of TTC common stock was converted into 0.7918276 shares of BEA common stock. This resulted in the issuance of 7,270,828 shares of BEA common stock, valued at $16.1875 per share. In addition, TTC options were exchanged for options to purchase 3,642,400 shares of BEA common stock and TTC warrants were exchanged for warrants to purchase 80,000 shares of BEA common stock. As of January 31, 2000, approximately 763,436 shares were held in escrow, with distributions in May 2000 and 2002. The transaction was accounted for as a purchase. The total cost of the acquisition was approximately $156.9 million.

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other tangible assets........................... $  2,122
   Liabilities assumed................................................   (6,495)
   Acquired in-process research and development.......................    3,000
   Goodwill...........................................................  124,493
   Intangible assets..................................................   33,800
                                                                       --------
                                                                       $156,920
                                                                       ========

   A valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed and in-process technology.

   Core technology and in-process technology were identified and valued through analysis of TTC's and BEA's current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

   The cost approach, which includes an analysis of the cost of reproducing or replacing the asset, was the methodology utilized in valuing component technology tools and assembled workforce. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing in-process technology, completed technology, patents and non-compete agreements. Each developmental project was evaluated to determine if there were any alternative future uses. This evaluation consisted of a specific review of each project, including the overall objectives of the project, progress toward such objectives, and uniqueness of the project. The net after-tax cash flows representing the cash flows generated by the respective core and in-process technologies were then discounted to present value. The discount was based upon an analysis of the weighted average cost of capital for the industry.

                               BEA SYSTEMS, INC.

   Supplemental pro forma information reflecting the acquisition of TTC as if it occurred at the beginning of each fiscal year (in thousands, unaudited):

                                                                January 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Revenue.................................................. $465,420  $289,042
   Net loss.................................................  (59,029)  (86,980)
   Net loss per share.......................................    (0.19)    (0.60)

   This pro forma information assumes that the acquisition of TTC occurred as of the beginning of each fiscal period presented. Such information is not necessarily representative of the actual results that would have occurred for those periods.

 WebLogic, Inc. and Leader Group, Inc.

   On September 30, 1998 the Company issued 30,572,480 shares of its common stock to acquire WebLogic, Inc., a San Francisco-based software company, in a transaction accounted for as a pooling of interests. The Company's financial statements include WebLogic's results of operations and cash flows for all periods presented. Prior to pooling with BEA, WebLogic's fiscal year followed the calendar year. Accordingly, the Company's consolidated financial statements for the fiscal year ended January 31, 1998 include the financial position of WebLogic as of December 31, 1997, and its statement of operations, stockholders equity and cash flows for the year ended December 31, 1997.

   On April 30, 1998, the Company issued 2,242,816 shares of its common stock to acquire Leader Group, Inc., a Denver-based private company specializing in consulting solutions for the development, deployment and delivery of mission-critical distributed object applications, in a transaction accounted for as a pooling of interests. The Company's consolidated financial statements include the results of operations, financial position and cash flows of Leader Group for the periods presented. In connection with the transaction, the Company incurred approximately $491,000 in merger-related expenses consisting primarily of legal and other professional fees in the first quarter of fiscal year 1999.

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

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other intangible assets.......................... $ 7,907
   Liabilities assumed.................................................  (1,007)
   Developed technology................................................  39,500
   Acquired in-process research and development........................  38,300
   Goodwill............................................................   7,700
                                                                        -------
                                                                        $92,400
                                                                        =======

                               BEA SYSTEMS, INC.

 Digital Equipment Corporation

   On March 26, 1997, the Company completed an agreement with Digital Equipment Corporation ("Digital") to acquire exclusive worldwide rights to MessageQ, ObjectBroker and other related products. The purchase price (including $308,000 direct acquisition costs) was approximately $20.1 million. The acquisition was accounted for using the purchase method. Of the aggregate consideration, $5.0 million was paid in cash on closing and aggregate payments of $17.0 million were due pursuant to a convertible promissory note. Interest was imputed on the convertible promissory note at 8 percent, which resulted in the recorded liability of approximately $14.0 million on a present value basis. In addition, the Company granted Digital a warrant to purchase 2,000,000 shares of common stock at a price of $1.50 per share.

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other tangible assets............................ $ 6,017
   Liabilities assumed.................................................  (6,247)
   Acquired in-process research and development........................  16,000
   Developed technology................................................   3,700
   Goodwill............................................................     613
                                                                        -------
                                                                        $20,083
                                                                        =======

   In August 1997, the Company and Digital entered into an agreement whereby the Company issued 3,703,700 shares of Common Stock and paid $4,925,000 in full settlement of the convertible promissory note. Additionally, the Company issued 1,456,088 shares of common stock to Digital in accordance with the terms of Digital's exercise of the entire warrant as provided for in the warrant agreement.

5. Acquired Intangible Assets

   Acquired intangible assets consist of the following (in thousands):

                                                               January 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Purchased technology, distribution rights and other..... $123,751  $ 89,157
   Trademarks and tradenames...............................   12,317     5,017
                                                            --------  --------
                                                             136,068    94,174
   Accumulated amortization................................  (74,468)  (44,077)
                                                            --------  --------
                                                            $ 61,600  $ 50,097
                                                            ========  ========

6. Other Long-Term Assets

   Other assets consist of the following (in thousands):

                                                                  January 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------- ------
   Equity investment in WebGain, Inc. .......................... $37,000 $   -
   Other equity investments in private companies................   1,060     -
   Notes receivable from executive officers.....................   1,787  1,120
   Debt issuance costs..........................................  14,962  6,641
   Long-term prepaids and deposits..............................   1,349  1,216
   Other long-term assets.......................................     271    150
                                                                 ------- ------
                                                                 $56,429 $9,127
                                                                 ======= ======

                               BEA SYSTEMS, INC.

   During fiscal 2000, the Company purchased 7,400,000 shares of WebGain, Inc. Series A Preferred Stock for $37.0 million, representing a 48 percent ownership interest. Warburg Pincus Equity Partners, L.P. and affiliated entities, which are direct or indirect affiliates of BEA, hold the remaining ownership of WebGain, Inc.

   Notes receivable from executive officers of the Company are for the financing of real property. These notes, which are secured by deeds of trust on real property, bear interest at 7 percent per annum and are due and payable on the earlier of dates ranging from January 1, 2001 to December 23, 2004 or the termination of the executive's employment with the Company. The notes may be repaid at any time prior to the due date. In March 2000, a note receivable, for approximately $871,000, was repaid in full.

   During fiscal 2000, the Company incurred $14.7 million debt issuance costs in connection with the issuance of the 2006 Notes due December 15, 2006 (see
Note 8). The costs are being amortized to interest expense over 84 months, the original life of the 2006 Notes. In fiscal 1999, the Company incurred $7.3 million debt issuance costs in connection with the issuance of the 2005 Notes due June 15, 2005 (see Note 8). During fiscal 2000, approximately $227.5 million of the 2005 Notes were converted to common stock and related interest of approximately $8.1 million was charged to interest expense. The remaining costs are being amortized to interest expense on a straight-line basis, which approximates the effective interest method over 84 months, the original life of the 2005 Notes. The unamortized balance of debt issuance costs included in other long-term assets at January 31, 2000 and 1999 were approximately $15.0 million and $6.6 million, respectively.

7. Accrued Liabilities

   Accrued liabilities consist of the following (in thousands):

                                                                  January 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
   Accrued payroll and related liabilities..................... $43,059 $32,120
   Accrued sales taxes.........................................  11,230   3,871
   Other accrued liabilities...................................  38,384  11,756
                                                                ------- -------
                                                                $92,673 $47,747
                                                                ======= =======

8. Line of Credit, Notes Payable and Other Long-Term Obligations

 Borrowings under lines of credit

   At January 31, 2000, the Company had no borrowings under its line of credit agreements. At January 31, 1999, the Company had outstanding $700,000, pursuant to a revolving line of credit arrangement with commercial lenders in Hong Kong. The maximum credit available under the arrangement was $2.5 million and borrowings available under the line totaled approximately $1.8 million at January 31, 1999. Borrowings under the credit arrangement bear interest at a rate of 9.125 percent.

                               BEA SYSTEMS, INC.

 Notes payable and other long-term obligations

   Notes payable and other long-term obligations consist of the following (in thousands):

                                                                January 31,
                                                                -------------
                                                                 2000    1999
                                                                -------  ----
   Capital lease obligations................................... $    -   $ 88
   Other notes payable.........................................      36    67
   Acquisition-related liabilities.............................   9,600    -
   Other long-term obligations.................................     823    -
                                                                -------  ----
                                                                 10,459   155
   Less amounts due within one year............................  (4,454)  (43)
                                                                -------  ----
   Notes payable and other long-term obligations due after one year....................................................... $ 6,005  $112
                                                                =======  ====

   Scheduled maturities of notes payable and other long-term obligations are as follows (in thousands):

                                                                     Other long-
                                                              Notes     term
                                                             payable obligations
                                                             ------- -----------
   January 31,
     2001...................................................   $21     $ 4,433
     2002...................................................    15       5,947
     2003...................................................    -           21
     2004...................................................    -           22
                                                               ---     -------
                                                               $36     $10,423
                                                               ===     =======

 Convertible subordinated debt offerings

   In December 1999, the Company completed the sale of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") in an offering to Qualified Institutional Buyers. The 2006 Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time on or after December 20, 2002, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

   In June and July 1998, the Company completed the sale of the $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") in an offering to Qualified Institutional Buyers. The 2005 Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the 2005 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 151.48 shares per $1,000 principal amount of 2005 Notes (equivalent to an approximate conversion price of $6.60 per share). The 2005 Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually. During fiscal 2000, approximately $227.5 million of the 2005 Notes were converted to common stock, leaving approximately $22.5 million as remaining principal. The Company incurred $8.1 million of debt conversion premium, which was charged to interest expense.

                               BEA SYSTEMS, INC.

9. Income Taxes

   The components of the provisions for income taxes consist of the following (in thousands):

                                                              January 31,
                                                         ----------------------
                                                          2000     1999   1998
                                                         -------  ------ ------
   Federal:
     Current............................................ $ 5,731  $1,420 $  879
     Deferred...........................................  (3,800)     -      -
   State:
     Current............................................   5,093     804    300
   Foreign:
     Current............................................   6,893   2,632  1,665
                                                         -------  ------ ------
       Provision for income taxes....................... $13,917  $4,856 $2,844
                                                         =======  ====== ======

   The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

                                                         January 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Tax benefit at U.S. statutory rate............ $ (1,980) $(16,355) $(7,023)
   State income taxes, net of federal benefit....    3,310       523      195
   Nondeductible amortization of intangible
    assets.......................................    2,336     6,511    2,720
   Purchase adjustment...........................   11,830        -        -
   Valuation allowance...........................  (16,585)    8,316    6,491
   Unbenefitted foreign losses...................    5,173     3,442       -
   Foreign income and withholding taxes..........    6,893     1,056      397
   Nondeductible transaction expenses............    2,819     1,036       -
   Other.........................................      121       327       64
                                                  --------  --------  -------
     Provision for income taxes.................. $ 13,917  $  4,856  $ 2,844
                                                  ========  ========  =======

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                                January 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Deferred tax assets:
     Deferred revenue....................................... $  8,486  $    834
     Accruals and reserves..................................   13,195     5,915
     Net operating loss carryforwards.......................      525     3,958
     Property, equipment and intangible assets..............   26,319    32,364
     Other..................................................       -      1,332
                                                             --------  --------
   Total deferred tax assets................................   48,525    44,403
   Valuation allowance......................................  (44,725)  (44,403)
                                                             --------  --------
       Net deferred tax assets.............................. $  3,800  $     -
                                                             ========  ========

                               BEA SYSTEMS, INC.

   Realization of deferred tax assets is primarily dependent on future taxable income, if any, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2000 and 1999, has been established to reflect these uncertainties. A deferred tax asset has been established in fiscal 2000 to the extent of refundable U.S. current federal income taxes payable. The valuation allowance increased by approximately $322,000 and $16.6 million in fiscal years 2000 and 1999, respectively. Approximately $25.5 million and $6.5 million of the valuation allowance at January 31, 2000 and 1999, respectively, relates to tax benefits associated with exercises of stock options which will reduce income taxes payable and be credited to additional paid-in capital when realized.

   As of January 31, 2000, the Company had federal net operating loss carryforwards of approximately $1.5 million, which will expire in 2009 through 2019. Utilization of net operating loss carryforwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carryforwards before full utilization.

   Pretax income (loss) from foreign operations was approximately $(25.2) million, $(25.7) million and $8.5 million for fiscal 2000, 1999 and 1998, respectively.

10. Series B Redeemable Convertible Preferred Stock

   At January 31, 1997, the Company had outstanding 79,391,200 shares of Series B Redeemable Convertible Preferred Stock (Series B Preferred Stock). At the time of the Company's initial public offering of common stock in April 1997, all of the outstanding Series B Preferred Stock and accumulated dividends were converted into common stock and Class B Common Stock.

                               BEA SYSTEMS, INC.

11. Stockholders' Equity

 Share activity

   The following table represents changes in shares of preferred and common stock:

                                         Series B
                                        redeemable
                                        convertible                    Class B
                                         preferred  Preferred Common   common
(in thousands)                             stock      stock    stock    stock
--------------                          ----------- --------- -------  -------
Balance at January 31, 1997...........     79,392     69,644   56,920       -
Issuance of common stock, net of costs
 of $3,062............................         -          -    50,892       -
Shares issued under stock option and
 stock purchase plans.................         -          -     7,248       -
Issuance of Series B Preferred Stock
 net of issuance costs of $10.........         -       1,428       -        -
Issuance and exercise of common stock
 warrants.............................         -          -     1,456       -
Conversion of Series A and Series B
 Preferred Stock......................    (79,392)   (68,664)  31,520  120,896
Conversion of debt obligations........         -          -     6,972       -
                                          -------    -------  -------  -------
Balance at January 31, 1998...........         -       2,408  155,008  120,896
Issuance of preferred and common
 stock................................         -      14,476      764       -
Shares issued under stock option and
 stock purchase plans.................         -          -    14,292       -
Repurchase of common shares...........         -          -    (1,268)      -
Conversion of preferred stock.........         -     (16,884)  16,884       -
Conversion of Class B Common Stock....         -          -    49,600  (49,600)
                                          -------    -------  -------  -------
Balance at January 31, 1999...........         -          -   235,280   71,296
Issuance of common stock..............         -          -     7,272       -
Shares issued under stock option and
 stock purchase plans.................         -          -    13,552       -
Conversion of debt obligations........         -          -    34,464       -
                                          -------    -------  -------  -------
Balance at January 31, 2000...........         -          -   290,568   71,296
                                          =======    =======  =======  =======

 Stock splits

   In December 1999, the Company completed a two-for-one common stock split in the form of a stock dividend. All common stock share information and per share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the effect of the stock split.

 Series A and B convertible preferred stock

   In April 1997, the Company completed its initial public offering of common stock. The offering generated net proceeds of approximately $27.7 million from the sale of 21.6 million shares. In July 1997, the Company completed a follow-on public offering of its common stock. The offering generated net proceeds of approximately $110.4 million from the sale of 27.6 million shares of common stock. At the time of the initial public offering in April 1997, all outstanding shares of Series A Preferred Stock were converted into common stock and Class B Common Stock.

   At January 31, 1997, WebLogic had outstanding 980,000 shares of Series A Preferred Stock and no Series B Preferred Stock. At January 31, 1998, WebLogic had outstanding 980,000 shares of Series A Preferred Stock and 1.4 million shares of Series B Preferred Stock. Upon the merger of BEA and WebLogic (see
Note 4) all outstanding shares of WebLogic Series A and B Preferred Stock at January 31, 1998 were converted into approximately 2.4 million shares of BEA common stock.

                               BEA SYSTEMS, INC.

 Common stock

   In July 1999, the Company's stockholders approved an amendment to the Company's certificate of Incorporation to increase the authorized shares of common stock from 342,060,000 shares to 1,000,000,000 shares.

   The Company has issued shares of its common stock to certain employees of the Company, pursuant to which the Company has the right to repurchase shares of common stock sold to such employees at the original issuance price upon the employee's termination of employment. The repurchase option expires at the rate of 1/48 of the total shares every month, subject to acceleration upon the occurrence of certain events. As of January 31, 2000, approximately 3.3 million shares were subject to the Company's right of repurchase.

   The Company has reserved shares of common stock for future issuance at January 31, 2000 as follows (in thousands):

   Shares reserved for Incentive Stock Option Plans.................... 103,614
   Shares reserved for Employee Stock Purchase Plan....................   6,492
   Outstanding warrants................................................     229
   Shares reserved for conversion of convertible notes payable (2005
    Notes and 2006 Notes)..............................................  19,279
                                                                        -------
     Total common stock reserved for future issuance................... 129,614
                                                                        =======

   Outstanding warrants have exercise prices ranging from $0.31 to $0.56 per share with expiration dates ranging from January 28, 2003 to September 24, 2004.

 Class B common stock

   In March 1997, BEA's Board of Directors authorized 140 million shares of an additional class of common stock (Class B Common Stock). The Class B Common Stock has the same rights, preferences, privileges and restrictions as the common stock, except that each share of Class B Common Stock is convertible into one share of common stock, has no voting rights except as required by Delaware law and has no right to vote for the election of directors. The shares of Class B Common Stock are convertible at the option of the holder into common stock, so long as such conversion does not result in the converting stockholder holding more than 49 percent of the Company's outstanding voting securities. The shares of Class B Common Stock could be automatically converted into a like number of shares of common stock upon the occurrence of certain events.

 Deferred compensation

   In fiscal years 1997 and 1999, the Company recorded deferred compensation of approximately $973,000 and $1,650,000, respectively, for certain common stock options granted at prices below the deemed fair market value of the Company's common stock on the date of grant. The amount of deferred compensation is being amortized as compensation expense over the vesting period of the underlying stock options. For the fiscal years ended January 31, 2000, 1999 and 1998, compensation expense recognized totaled $736,000, $371,000 and $244,000, respectively.

 Stockholder notes receivable

   In September 1995, the Company issued 12,200,000 shares of common stock to certain officers in exchange for cash of $325,000 and notes receivable of $544,000. The notes receivable are issued on full recourse terms and bear interest at 7 percent compounded semi-annually. The notes receivable are due on September 28, 2000

                               BEA SYSTEMS, INC.

or within a specified period of time following termination of employment with the Company. In fiscal 2000, $248,000 of these notes was repaid to the Company.

12. Employee Benefit Plans

 Stock option plans

   Under the Company's stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company's common stock. Options generally vest over a four-year period and have terms of up to ten years. Annually, the number of shares available in the plan is automatically increased by an amount up to 6.0 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock purchase plan, not to exceed 24 million shares per fiscal year. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and must be at least equal to the fair market value of the stock on the grant date.

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

   Information with respect to option activity under the Company's stock option plans are summarized as follows:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                          Exercise     price
                                              Options     price per     per
   (shares in thousands)                    outstanding     share      share
   ---------------------                    ----------- ------------- --------
   Options outstanding at January 31,
    1997...................................    27,900   $0.003-$ 1.50  $0.24
     Granted...............................    24,236   $0.01 -$ 6.04  $1.50
     Exercised.............................    (7,360)  $0.01 -$ 1.50  $0.09
     Canceled..............................    (4,704)  $0.01 -$ 5.00  $0.47
                                              -------
   Options outstanding at January 31,
    1998...................................    40,072   $0.01 -$ 6.04  $1.00
     Granted...............................    19,132   $2.50 -$ 7.04  $5.00
     Exercised.............................    (8,328)  $0.03 -$ 5.00  $0.38
     Canceled..............................    (4,660)  $0.07 -$ 6.75  $3.60
                                              -------
   Options outstanding at January 31,
    1999...................................    46,216   $0.03 -$ 7.04  $2.56
     Granted...............................    42,746   $0.07 -$41.35  $8.56
     Exercised.............................   (10,235)  $0.03 -$ 6.75  $1.62
     Canceled..............................   (11,041)  $0.03 -$34.97  $4.54
                                              -------
   Options outstanding at January 31,
    2000...................................    67,686   $0.03 -$41.35  $6.17
                                              =======
   Options exercisable at January 31,
    2000...................................    18,564   $0.03 -$41.35  $1.71
                                              =======
   Options available for grant at January
    31, 2000...............................    35,927
                                              =======

   The weighted average grant date fair value of stock options was $8.79, $3.55 and $1.02 in fiscal years 2000, 1999 and 1998, respectively.

                               BEA SYSTEMS, INC.

   The following table summarizes information about outstanding and exercisable stock options at January 31, 2000:

                                           Outstanding           Exercisable
                                   --------------------------- ---------------
                                           Weighted
                                            average
                                           remaining  Weighted        Weighted
                                   Number contractual average  Number average
                                     of    life (in   exercise   of   exercise
   (shares in thousands)           shares   years)     price   shares  price
   ---------------------           ------ ----------- -------- ------ --------
   Range of per share exercise
    prices
     $ 0.03-$ 0.07................  7,516    6.83      $ 0.07   6,526  $0.07
     $ 0.12-$ 1.00................  5,176    7.70      $ 0.38   4,350  $0.35
     $ 1.50-$ 2.75................  4,814    8.60      $ 1.70   2,568  $1.61
     $ 2.88-$ 3.72................  5,006    8.52      $ 3.36     870  $3.31
     $ 3.75-$ 3.94................  4,452    8.95      $ 3.82     474  $3.84
     $ 3.97-$ 4.28................  5,002    9.11      $ 4.04      36  $4.10
     $ 4.33.......................  5,008    9.29      $ 4.33      14  $4.33
     $ 4.41-$ 5.49................  5,480    8.43      $ 5.05   1,798  $5.02
     $ 5.50-$ 5.99................  5,490    9.19      $ 5.77     634  $5.62
     $ 6.03-$ 6.61................  4,642    8.91      $ 6.23   1,208  $6.24
     $ 6.72-$ 7.89................  5,292    9.42      $ 6.91      86  $6.75
     $ 8.24-$18.13................  4,576    9.73      $11.55      -   $  -
     $20.32-$41.35................  5,232    9.40      $29.35      -   $  -
                                   ------                      ------
                                   67,686                      18,564
                                   ======                      ======

 Employee stock purchase plan

   In March 1997, the Company's Stockholders approved an Employee Stock Purchase Plan (the "Plan") for all employees meeting certain eligibility criteria. Under the Plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at 85 percent of fair market value as defined in the Plan. Annually, the number of shares available in the Plan automatically increase by an amount equal to 6.0 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock option plan, not to exceed 24 million shares per fiscal year. At January 31, 2000, 5.4 million shares had been issued under the Plan and 6.5 million shares were reserved for issuance.

 401(k) plan

   The Company has a 401(k) Profit Sharing Plan (the "Plan") that allows eligible employees to contribute up to 15 percent of their annual compensation to the Plan, subject to certain limitations. The Company matches employee contributions at a rate of 3 percent of salary, up to a maximum of $1,500. Employee contributions vest immediately, whereas Company matching contributions vest at a rate of 25 percent per year of employment. The Plan also allows the Company to make discretionary contributions; however, none have been made to date.

 Accounting for stock-based compensation

   The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under

                               BEA SYSTEMS, INC.

APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company's financial statements.

   Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "stock based awards") granted subsequent to January 31, 1995, under the fair value method of that statement. The fair value of the Company's stock based awards granted to employees in fiscal years 1998 and 1997, prior to the Company's initial public offering, was estimated using the minimum value method. Stock based awards granted in fiscal years 2000, 1999 and 1998, subsequent to the Company's initial public offerings, have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of stock based awards granted in fiscal years 1998 and 1997 under the minimum value method.

   The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                             Employee stock    Employee stock
                                                options        purchase plan
                                             ----------------  ----------------
                                             2000  1999  1998  2000  1999  1998
                                             ----  ----  ----  ----  ----  ----
   Expected life (in years)................. 4.30  4.71  4.50    .5    .5    .5
   Risk-free interest rate.................. 5.93% 5.14% 6.12% 5.62% 5.10% 6.25%
   Expected volatility......................  .81   .66   .60   .81   .66   .60
   Dividends................................   -     -     -     -     -     -

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

   For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the awards' vesting period. The Company's pro forma information follows (in thousands, except per share amount):

                                                        January 31,
                                                 ----------------------------
                                                   2000      1999      1998
                                                 --------  --------  --------
   Pro forma net loss........................... $(61,707) $(86,884) $(25,713)
   Pro forma basic and diluted net loss per
    share....................................... $  (0.20) $  (0.31) $  (0.12)

                               BEA SYSTEMS, INC.

13. Comprehensive Loss

   The components of accumulated comprehensive loss are as follows (in thousands):

                                                                  January 31,
                                                                 --------------
                                                                  2000    1999
                                                                 -------  -----
   Foreign currency translation adjustment.....................  $  (962) $(567)
   Unrealized loss on available-for-sale investments, net of
    tax of $124 and $12 in fiscal 2000 and 1999, respectively..     (317)   (27)
                                                                 -------  -----
   Total accumulated other comprehensive loss..................  $(1,279) $(594)
                                                                 =======  =====


   The related income tax effect allocated to each component of other comprehensive income are as follows (in thousands):

                                                               Income
                                                      Amount     tax    Amount
                                                      before  (expense) net of
                                                       tax     benefit  taxes
                                                      ------  --------- ------
   Fiscal 2000
     Foreign currency translation adjustment......... $(395)    $ -     $(395)
     Unrealized loss on available-for-sale
      investments....................................  (414)     124     (290)
                                                      -----     ----    -----
       Total other comprehensive loss................ $(809)    $124    $(685)
                                                      =====     ====    =====
   Fiscal 1999
     Foreign currency translation adjustment......... $   5     $ -     $   5
     Unrealized loss on available-for-sale
      investments....................................   (12)       4       (8)
                                                      -----     ----    -----
       Total other comprehensive loss................ $  (7)    $  4    $  (3)
                                                      =====     ====    =====
   Fiscal 1998
     Foreign currency translation adjustment......... $(646)    $ -     $(646)
     Unrealized loss on available-for-sale
      investments....................................   (27)       8      (19)
                                                      -----     ----    -----
       Total other comprehensive loss................ $(673)    $  8    $(665)
                                                      =====     ====    =====

14. Industry and Geographic Segment Information

   Information regarding the Company's operations by geographic areas at January 31, 2000, 1999 and 1998 and for the fiscal years then ended is as follows (in thousands):

                                                     Fiscal year ended January
                                                                31,
                                                     --------------------------
                                                       2000     1999     1998
                                                     -------- -------- --------
   Total revenues:
     United States.................................. $276,755 $173,305 $ 96,170
     Europe, Middle East and Africa.................  141,097   93,825   45,229
     Asia/Pacific and other.........................   46,558   21,912   25,048
                                                     -------- -------- --------
                                                     $464,410 $289,042 $166,447
                                                     ======== ======== ========
   Long-lived assets (at end of year):
     United States.................................. $264,865 $340,481 $127,849
     Europe, Middle East and Africa.................    3,610   44,407   29,046
     Asia/Pacific and other.........................   18,989   18,123   17,308
                                                     -------- -------- --------
                                                     $287,464 $403,011 $174,203
                                                     ======== ======== ========

                               BEA SYSTEMS, INC.

   The Company assigns revenues and assets to geographic areas based on the location from which the invoice is generated.

15. Supplemental Cash Flow Disclosures

   Cash payments for interest were $11.0 million (exclusive of the debt conversion premium of $8.1 million), $7.2 million and $6.2 million for fiscal 2000, 1999 and 1998, respectively. Cash payment for income taxes were approximately $6.3 million, $1.6 million and $422,000 for fiscal 2000, 1999 and 1998, respectively. In fiscal 2000, the holders converted approximately $227.5 million of the 2005 Notes into common stock. The value of stock issued in business acquisitions for fiscal 2000 was $117.7 million.

16. Commitments and Contingencies

 Operating Leases

   The Company leases its facilities under operating lease arrangements. The Company entered into agreements to sublease portions of this space. Certain of the leases provide for specified annual rent increases as well as options to extend the lease beyond the initial term.

   Approximate annual minimum operating lease commitments and sublease rental income are as follows (in thousands):

                                                                        Sublease
   January 31,                                              Commitments  income
   -----------                                              ----------- --------
     2001..................................................   $14,367    $3,716
     2002..................................................    12,114     1,299
     2003..................................................    11,341       369
     2004..................................................    10,907        43
     2005..................................................     9,804        -
     Thereafter............................................    25,530        -
                                                              -------    ------
       Total minimum lease payments........................   $84,063    $5,427
                                                              =======    ======

   Total rent expense charged to operations for the fiscal years ended January 31, 2000, 1999 and 1998 was approximately $16.9 million, $11.8 million and $6.0 million, respectively. Rental income for the facilities under sublease was $3.6 million for the year ended January 31, 2000 and insignificant for the years ended January 31, 1999 and 1998.

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

 Employer Payroll Taxes

   The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. During fiscal 2000, the Company

                               BEA SYSTEMS, INC.

recorded employer payroll taxes related to stock option exercises of approximately $2.0 million. Because the Company is unable to predict these employer payroll taxes the Company is unable to predict what, if any, expense will be recorded in a future period.

 Related Party Transactions

   During fiscal 2000, the Company extended two $5.0 million unsecured lines of credit to certain officers of the Company. As of January 31, 2000, there were no outstanding borrowings under the lines of credit.

17. Subsequent Events

   In April 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock and Class B Common Stock to 1,035,000,000 shares.

   In addition, in April 2000, the Company's Board of Directors approved a two-for-one common stock split effected as a stock dividend. Shareholders of record on April 7, 2000 (the record date) received a dividend of one share for every share held on that date. The shares were distributed on April 24, 2000. All share information and per share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the effect of the stock split.

18. Subsequent Events (unaudited)

   On March 21, 2000, the Company purchased Workflow Automation Corporation, Inc. ("Workflow") through the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share. The acquisition will be accounted for using the purchase method. While the Company expects a significant portion of the purchase price to be allocated to intangible assets, the valuation of the intangible assets and the allocation of the purchase price have not been completed.

   During March 2000, the Company made an additional $5.0 million investment in WebGain, Inc. In April 2000, the Company issued an $18.0 million 8% Convertible Note to WebGain, Inc., due April 2005. The Note is convertible, at the option of the lender, at any time into Series A Preferred Stock. Subsequent to these investments, the Company's ownership percentage remains at 48%.

   On April 19, 2000, the Company completed its acquisition of The Object People, Inc. ("TOP"). The purchase price was approximately $20.5 million in cash. The acquisition will be accounted for using the purchase method and the Company expects a significant portion of the purchase price to be allocated to intangible assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a) Documents filed as a part of this Report

     (1) Index to Financial Statements

       The index to the financial statements included in Part II, Item 8 of this document is filed as part of this Report.

     (2) Financial Statement Schedules

       The financial statement schedule included in Part II, Item 8 of this document is filed as part of this Report. All of the other schedules are omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

     (3) Exhibits

     Exhibit                             Description
     -------                             -----------
      2.1(5)  Agreement and Plan of Reorganization among BEA Systems, Inc.,
               WebLogic, Inc. and Charlotte acquisition Corp., dated as of
               September 24, 1998
      2.1(8)  Asset Purchase Agreement by and between NCR Corporation and BEA
               Systems, Inc.
      3.1(3)  Form of Registrant's Amended and Restated Certificate of
               Incorporation
      3.2(1)  Registrant's Bylaws, as currently in effect along with
               Certificate of Amendment of Bylaws
      3.3     Form of Registrant's Amended and Restated Certificate of
               Incorporation
      4.1(1)  Investor Rights Agreements by and among the Registrant and the investors and the founders named therein
      4.3(4)  Form of Indenture Agreement for the 4% Convertible Notes due June
               15, 2005
      4.4(4)  Form of Promissory Note for the 4% Convertible Notes due June 15,
               2005
      4.5(4)  Form of Purchase Agreement for the 4% Convertible Notes due June
               15, 2005
      4.6(4)  Form of Registration Rights Agreement for the 4% Convertible
               Notes due June 15, 2005
      4.7(9)  Form of Indenture Agreement for the 4% Convertible Notes due
               December 15, 2006
      4.8(9)  Form of Promissory Note for the 4% Convertible Notes due December
               15, 2006
      4.9(9)  Form of Purchase Agreement for the 4% Convertible Notes due
               December 15, 2006
      4.10(9) Form of Registration Rights Agreement for the 4% Convertible
               Notes due December 15, 2006
     10.1(1)* Form of Indemnification Agreement between the Registrant and each of its executive officers and directors
     10.1(5)  Agreement and Plan of Reorganization among BEA Systems, Inc. and
               WebLogic, Inc. and Charlotte Acquisition Corp., dated as of
               September 24, 1998.
     10.1(7)  Stock Purchase Agreement among BEA Systems, Inc. and Leader
               Group, Inc., Jeffrey D. Peotler, Jeffrey M. Ryan, Kenneth R.
               Allen and Shareholders.
     10.1(1)* Employment Agreement between the Registrant and the three founders dated as of September 28, 1995

     Exhibit                              Description
     -------                              -----------
     10.2(1)   Form of Promissory Notes entered into between the Registrant,
                William T. Coleman III, Edward W. Scott, Jr. and Alfred S.
                Chuang each dated September 28, 1995
     10.3(1)   Promissory Note secured by deed of trust entered into between the Registrant and Edward W. Scott, Jr. and Cheryl S. Scott,
                dated December 12, 1995
     10.4(1)   Agreement between the Registrant and Novell, dated January 24,
                1996, and Amendments thereto
     10.5(1)   Lease Agreement between the Registrant and William H. and Leila
                A. Cilker dated November 15, 1995 and First Amendment thereto
     10.6(1)   Stock Purchase Agreement between the Registrant and Warburg,
                Pincus Ventures, L.P. dated September 28, 1995, and Amendments thereto
     10.7(1)*  Registrant's 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder
     10.8(3)*  Registrant's 1997 Stock Incentive Plan, including forms of agreements thereunder
     10.9(3)*  Registrant's 1997 Employee Stock Purchase Plan, including forms of agreements thereunder
     10.10(1)  Subordinated Bridge Line of Credit between the Registrant and
                Warburg, Pincus Ventures, L.P., dated January 22, 1997
     10.11(2)  License Agreement between the Registrant and Digital Equipment
                Corporation, dated January 31, 1997 and Amendments thereto
     10.12(2)* 1997 Management Bonus Plan
     10.13(6)  Lease agreement between the Registrant and Sobrado Interest III for premise located at 2315 North First Street, San Jose, dated
                December 26, 1997
     10.14(6)  Lease agreement between the Registrant and Sobrado Interest III for premise located at 2345 North First Street, San Jose, dated
                December 26, 1997
     10.15     Employment Agreement between the Registrant and Alfred S. Chuang dated as of September 1, 1999
     10.16     Employment Agreement between the Registrant and William T.
                Coleman III dated as of September 1, 1999
     10.17     Promissory Note secured by deed of trust entered into between the Registrant and Joe Menard and Laura Menard, dated December
                15, 1999
     10.18     Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated
                September 24, 1999
     10.19     First amendment to lease between the Registrant and Russ
                Building for premise located at 235 Montgomery Street, San
                Francisco, dated March 15, 2000
     10.20     Registrant's 2000 Non-Qualified Stock Incentive Plan, including forms of agreements thereunder
     10.21     Promissory Note secured by deed of trust entered into between the Registrant and Ivan Koon and Irene Li-Ping Chueng, dated
                December 7, 1999
     11.1      Statement re: computation of loss per share (included on page 36 of this Report)
     12.1      Ratio of Earnings to Fixed Charges
     21.1      Subsidiaries of the Registrant
     23.1      Consent of Ernst & Young LLP, Independent Auditors
     27.1      Financial Data Schedules

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

(5) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed October 30, 1998

(6) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form 10-KSB, filed April 30, 1998

(7) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed August 10, 1998

(8) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form 8-K, filed June 30, 1998

(9) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed March 13, 2000.

 * Denotes a management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K and 8-K/A

     Reports on Form 8-K and 8-K/A were filed by the Company during the last quarter of the fiscal year ended January 31, 2000 for the acquisition of The Theory Center. Proforma financial statements were filed on January 18, 2000 for the period ended October 31, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEA Systems, Inc.

                                          By:    /s/ William T. Coleman III ___
                                                  William T. Coleman III
                                                Chief Executive Officer and
                                                   Chairman of the Board
April 28, 2000

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                        Title                 Date
              ---------                        -----                 ----

     /s/ William T. Coleman III       Chief Executive Officer   April 28, 2000
 ------------------------------------  and Chairman of the
                                       Board
        William T. Coleman III

        /s/ Alfred S. Chuang          President, Chief          April 28, 2000
 ------------------------------------  Operating Officer
           Alfred S. Chuang            and Director

       /s/ William M. Klein           Chief Financial Officer   April 28, 2000
 ------------------------------------  and Executive Vice
                                       President--
                                       Administration
           William M. Klein

         /s/ Carol A. Bartz           Director                  April 28, 2000
 ------------------------------------
            Carol A. Bartz

         /s/ Cary J. Davis            Director                  April 28, 2000
 ------------------------------------
            Cary J. Davis

      /s/ Stewart K. P. Gross         Director                  April 28, 2000
 ------------------------------------
         Stewart K. P. Gross

       /s/ William H. Janeway         Director                  April 28, 2000
 ------------------------------------
          William H. Janeway
         /s/ Robert L. Joss           Director                  April 28, 2000
 ------------------------------------
            Robert L. Joss
         /s/ Dean O. Morton           Director                  April 28, 2000
 ------------------------------------
            Dean O. Morton

                               BEA SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   Year Ended January 31, 2000, 1999 and 1998

                                 (in thousands)

                            Balance at                       Balance at
                           beginning of                        end of
                              period    Additions Deductions   period
                           ------------ --------- ---------- ----------
January 31, 2000
  Allowance for doubtful
   accounts...............    $3,661     $3,312     $1,461     $5,512
January 31, 1999
  Allowance for doubtful
   accounts...............     2,033      2,806      1,178      3,661
January 31, 1998
  Allowance for doubtful
   accounts...............     1,098      1,336        401      2,033