Form 10-Q
period 2000-04-30
BEA SYSTEMS INC
filed 2000-06-14
CIK 1031798

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2000

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

                                Yes [X]  No [_]

  As of May 31, 2000, there were approximately 374,701,000 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements (Unaudited):
          Condensed Consolidated Statements of Operations and
           Comprehensive Loss
           Three months ended April 30, 2000 and 1999...............      3
          Condensed Consolidated Balance Sheets
           April 30, 2000 and January 31, 2000......................      4
          Condensed Consolidated Statements of Cash Flows
           Three months ended April 30, 2000 and 1999...............      5
          Notes to Condensed Consolidated Financial Statements......      6
 ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................     10
          Quantitative and Qualitative Disclosure about Market
 ITEM 3.   Risks....................................................     24
 PART II. OTHER INFORMATION
 ITEM 2.  Changes in Securities and Use of Proceeds.................     24
 ITEM 6.  Exhibits and Reports on Form 8-K..........................     24
 Signatures..........................................................    25

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             AND COMPREHENSIVE LOSS
                     (in thousands, except per share data)
                                  (Unaudited)

                                                          Three months ended
                                                               April 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Revenues:
  License fees........................................... $  85,239  $  55,906
  Services...............................................    68,443     29,669
                                                          ---------  ---------
    Total revenues.......................................   153,682     85,575
Cost of revenues:
  Cost of license fees...................................     3,775      1,165
  Cost of services.......................................    40,413     16,641
  Amortization of certain acquired intangible assets.....     9,983      6,840
                                                          ---------  ---------
    Total cost of revenues...............................    54,171     24,646
                                                          ---------  ---------
Gross profit.............................................    99,511     60,929
Operating expenses:
  Sales and marketing....................................    68,695     41,790
  Research and development...............................    18,879     12,044
  General and administrative.............................    10,864      8,118
  Amortization of goodwill...............................    12,195        989
  Acquisition-related charges............................     2,200          -
                                                          ---------  ---------
    Total operating expenses.............................   112,833     62,941
                                                          ---------  ---------
Loss from operations.....................................   (13,322)    (2,012)
Interest income (expense) and other, net.................     4,146       (388)
                                                          ---------  ---------
Loss before provision for income taxes...................    (9,176)    (2,400)
Provision for income taxes...............................    (3,207)    (1,565)
                                                          ---------  ---------
Net loss.................................................   (12,383)    (3,965)
Other comprehensive income (loss):
  Foreign currency translation adjustments...............       142       (310)
  Unrealized loss on available-for-sale investments, net
   of income taxes.......................................      (240)       (22)
                                                          ---------  ---------
Comprehensive loss....................................... $ (12,481) $  (4,297)
                                                          =========  =========
Basic and diluted net loss per share..................... $   (0.03) $   (0.01)
                                                          =========  =========
Shares used in computing basic and diluted net loss per
 share...................................................   366,950    303,000
                                                          =========  =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         April 30,    January
                                                           2000       31, 2000
                                                        -----------  ----------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  775,882   $  763,294
  Restricted cash......................................      1,905        1,631
  Short-term investments...............................      1,354       38,135
  Accounts receivable, net.............................    145,398      133,069
  Other current assets.................................     42,050       35,248
                                                        ----------   ----------
    Total current assets...............................    966,589      971,377
Computer equipment, furniture and leasehold
 improvements, net.....................................     33,891       27,978
Goodwill, net..........................................    172,712      141,457
Acquired intangible assets, net........................     57,863       61,600
Other long-term assets.................................     85,391       56,429
                                                        ----------   ----------
    Total assets....................................... $1,316,446   $1,258,841
                                                        ==========   ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $   18,942   $   14,848
  Accrued liabilities..................................    106,382       92,673
  Accrued income taxes.................................     11,580       27,021
  Deferred revenues....................................    118,802       96,537
  Current portion of notes payable, other long-term
   obligations and capital lease obligations...........      2,083        4,454
                                                        ----------   ----------
    Total current liabilities..........................    257,789      235,533
Notes payable and other long-term obligations..........     18,083        6,005
Convertible subordinated notes.........................    564,464      572,484
Commitments and contingencies
Stockholders' equity:
  Common stock.........................................        374          361
  Additional paid-in capital...........................    693,703      650,128
  Accumulated deficit..................................   (215,338)    (202,951)
  Notes receivable from shareholders...................       (296)        (296)
  Deferred compensation................................       (956)      (1,144)
  Accumulated other comprehensive loss.................     (1,377)      (1,279)
                                                        ----------   ----------
    Total stockholders' equity.........................    476,110      444,819
                                                        ----------   ----------
    Total liabilities and stockholders' equity......... $1,316,446   $1,258,841
                                                        ==========   ==========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                          Three months ended
                                                               April 30,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
Operating activities:
  Net loss............................................... $ (12,383) $  (3,965)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization........................     2,333      1,865
    Amortization of deferred compensation................       188        188
    Amortization of certain acquired intangible assets
     and acquisition-related charges.....................    24,379      7,829
    Amortization of debt issuance costs..................       561        261
    Debt conversion premium..............................       236          -
    Changes in operating assets and liabilities..........    18,164     14,279
    Other................................................       967       (287)
                                                          ---------  ---------
Net cash provided by operating activities................    34,445     20,170
                                                          ---------  ---------
Investing activities:
  Purchase of computer equipment, furniture and leasehold
   improvements..........................................    (7,618)    (4,337)
  Payments for business combinations, net of cash
   acquired..............................................   (55,288)         -
  Net maturities of available-for-sale short-term
   investments...........................................    36,791        141
                                                          ---------  ---------
Net cash used in investing activities....................   (26,115)    (4,196)
                                                          ---------  ---------
Financing activities:
  Net borrowings under lines of credit...................     1,882          -
  Net payments on notes payable, other long-term
   obligations and capital lease obligations.............    (8,557)       (83)
  Debt conversion premium................................      (236)         -
  Proceeds from issuance of common stock and preferred
   stock, net............................................    12,487        788
                                                          ---------  ---------
Net cash provided by financing activities................     5,576        705
                                                          ---------  ---------
Net increase in cash and cash equivalents................    13,906     16,679
Effect of exchange rate changes on cash..................      (794)       365
Cash and cash equivalents at beginning of period.........   764,675    232,556
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $ 777,787  $ 249,600
                                                          =========  =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

  The consolidated balance sheet at January 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

  Services revenue includes consulting services, post-contract customer support and training. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. Actual results could differ from those estimates and, as a result, future gross margin on such contracts may be more or less than anticipated. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one-year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenues.

 Recent acquisitions

  On March 21, 2000, the Company purchased The Workflow Automation Corporation ("Workflow") with $4.9 million in cash and through the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share. The acquisition was accounted for using the purchase method. An independent valuation was completed, in which the majority of the purchase price was allocated to intangible assets.

  On April 19, 2000, the Company completed its acquisition of the services business of The Object People, Inc. ("TOP"). The purchase price was approximately $20.5 million in cash. The acquisition was accounted for using the purchase method with a significant portion of the purchase price allocated to intangible assets.

 Recent investments

  During March 2000, the Company made an additional $5.0 million investment in WebGain, Inc. In April 2000, WebGain, Inc. issued an $18.0 million 8% Convertible Note to the Company, due April 2005. The Note is convertible, at the option of the lender, at any time into Series A Preferred Stock. Subsequent to these investments, the Company's ownership percentage remains at 48%. During the first quarter of fiscal 2001, the

Company invested in several other privately held companies for a total of approximately $7.0 million. These investments are accounted for under the cost method, as ownership is less than 20 percent and the Company does not have significant influence over operations.

 Stock split

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

Note 2. Supplemental Cash Flow Disclosures

  In the first quarter of fiscal 2001, the holders converted approximately $8.0 million of the 2005 Notes into common stock. The value of stock issued in business acquisitions for the first quarter in fiscal 2001 was approximately $23.2 million.

Note 3. Net Loss Per Share

  The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"). Under this standard, basic net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock outstanding. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock and common equivalent shares (stock options, warrants, convertible notes and preferred stock), if dilutive.

  The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                                Three months ended April 30,
                                                ----------------------------
                                                     2000            1999
                                                --------------  --------------
      Numerator:
       Net loss...............................  $      (12,383) $       (3,965)
                                                ==============  ==============
      Denominator:
       Weighted average shares................         369,017         307,412
       Weighted average shares subject to
        repurchase............................          (2,067)         (4,412)
                                                --------------  --------------
       Weighted average shares, net...........         366,950         303,000
                                                ==============  ==============
       Basic and diluted net loss per share...  $        (0.03) $        (0.01)
                                                ==============  ==============

  The computation of basic and diluted net loss per share for the three months ended April 30, 2000 excludes the impact of options to purchase 49.9 million shares of common stock, the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") and the $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes"), which are convertible into 15.9 million and 2.2 million shares of common stock, respectively, as such impact would be antidilutive for the period presented.

  The computation of basic and diluted net loss per share for the three months ended April 30, 1999 excludes the impact of the conversion of the 2005 Notes (See Note 3), which were convertible into approximately 9.5 million shares of common stock, as well as approximately 4.5 million stock options, as such impact would be antidilutive for the period presented.

Note 4. Convertible Subordinated Debt Offering

  In December 1999, the Company completed the sale of the 2006 Notes in an offering to Qualified Institutional Buyers. The 2006 Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time on or after December 20, 2002, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

  In June and July 1998, the Company completed the sale of the 2005 Notes in an offering to Qualified Institutional Buyers. The 2005 Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the 2005 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 151.48 shares per $1,000 principal amount of 2005 Notes (equivalent to an approximate conversion price of $6.60 per share). The 2005 Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually. At the end of the first quarter of fiscal 2001, approximately $235.5 million of the 2005 Notes had been converted to common stock, leaving approximately $14.5 million as remaining principal. The Company incurred $236,000 of debt conversion premium in the quarter ended April 30, 2000, which was charged to interest expense.

Note 5. Comprehensive Loss

  The components of accumulated comprehensive loss are as follows (in thousands):

                                                                April 30,
                                                              ---------------
                                                               2000     1999
                                                              -------  ------
      Foreign currency translation adjustment................ $  (820) $ (877)
      Unrealized loss on available-for-sale investments, net
       of tax................................................    (557)    (49)
                                                              -------  ------
      Total accumulated other comprehensive loss............. $(1,377) $ (926)
                                                              =======  ======

Note 6. Industry and Geographic Segment Information

  Information regarding the Company's operations by geographic areas at April 30, 2000 and at January 31, 2000 and for the three months then ended is as follows (in thousands):

                                                Three months ended April 30,
                                                ----------------------------
                                                    2000             1999
                                                --------------  ---------------
      Total revenues
       United States..........................  $       88,989   $       50,839
       Europe, Middle East and Africa (EMEA)..          48,321           28,251
       Asia/Pacific (APAC)....................          15,396            6,345
       Other Non-United States................             976              140
                                                --------------   --------------
                                                $      153,682   $       85,575
                                                ==============   ==============
                                                  April 30,       January 31,
                                                    2000             2000
                                                --------------  ---------------
      Long-lived assets
       United States..........................  $      343,081   $      264,865
       Europe, Middle East and Africa (EMEA)..           4,010            3,610
       Asia/Pacific (APAC)....................           1,889            1,724
       Other Non-United States................             877           17,265
                                                --------------   --------------
                                                $      349,857   $      287,464
                                                ==============   ==============

  The Company assigns revenues and assets to geographic areas based on the location from which the invoice is generated.

  The UK represented 15 percent of total revenues for the three months ended April 30, 2000 and France represented 11 percent of total revenues for the three months ended April 30, 1999.

Note 7. Commitments and Contingencies

 Litigation

  The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain, and the impact of an unfavorable outcome could be material to the Company.

 Employer Payroll Taxes

  The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. For the quarter ended April 30, 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $2.2 million. Because the Company is unable to predict these employer payroll taxes, the Company is unable to predict what, if any, expense will be recorded in a future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of BEA Systems, Inc. ("BEA" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding additional acquisitions, seasonality, return on investment, statements regarding increase in service revenues as a percentage in total revenues, planned investment in product development, investing in services offerings, increase in cost of licenses, devoting substantial resources to product development, continued hiring, continuing to make additional acquisitions. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Year 2000 Compliance," "Effect of New Accounting Pronouncements" and "Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

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

  Acquisitions. Since its inception, BEA has acquired several companies and product lines, and distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the values of which are being amortized and charged to BEA's operating results over periods ranging from two to five years after completion of the acquisitions. BEA's management views the middleware markets for its products as growing, but that companies serving those markets are consolidating. This consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and services offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations beginning in the periods in which any such acquisition is completed.

  Seasonality. As is common in the software industry, we believe that our fourth quarter orders are favorably impacted by a variety of factors including year-end capital purchases by larger corporate customers and the commission structure for our sales force. This increase typically results in first quarter customer orders being lower than orders received in the immediately preceding fourth quarter. BEA anticipates that this seasonal impact is likely to continue.

  Investment in Distribution Channel. BEA is currently investing in building its sales and consulting capacity by aggressively hiring sales, technical sales support and consulting personnel, as well as aggressively pursuing relationships with system platform companies, packaged application software developers, systems integrators and independent consultants, independent software vendors, and distributors. This investment results in an immediate increase in expenses, especially in sales and marketing, although the return on such investments, if any, is not anticipated to occur until future periods.

  Increase in Service Revenues as a Percentage of Total Revenues. Service revenues have increased as a percentage of total revenues. BEA believes that its customer base is in the process of transitioning to mission-critical applications based on CORBA, Java and EJB programming models, but that customers typically do not have sufficient numbers of system architects and programmers experienced in building large, reliable systems on these programming models. BEA anticipates that by providing its customers with additional services, especially in architecting, building and deploying CORBA, Java and EJB systems and training system architects and customers' programmers to develop these systems, BEA can help facilitate customers' deployment of systems based on our CORBA, Java and EJB platform products. The increase in service revenues as a percentage of total revenues will have a negative impact on gross margins and could have a negative impact on operating margins if the increase in service revenues do not result in an increase in license revenues.

  Product Development. In Fiscal 2001, BEA continues to invest in product development, particularly BEA WebLogic Collaborate (formerly known as "Project e-Collaborate"), BEA WebLogic Commerce-Server and BEA WebLogic Personalization Server. BEA WebLogic Collaborate is business-to-business integration software that provides an open, scalable and dynamic way to rapidly create and manage multi-party trading exchanges. BEA WebLogic Commerce-Server and BEA WebLogic Personalization Server enable companies to quickly deliver highly personalized e-commerce applications. BEA's planned investment in these efforts may affect BEA's anticipated overall financial results, particularly cost of revenues as a percentage of total revenues, research and development expense as a percentage of total revenues and may create product transition concerns in BEA's customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term and also in the long-term if the anticipated benefits of such investment do not materialize.

Results of Operations

 Revenues

  BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased by $68.1 million or 79.6 percent from the quarter ended April 30, 1999 to the quarter ended April 30, 2000. The increase reflects rapid adoption of our solutions for e-commerce systems resulting in additional sales to existing customers and to new customer accounts and increases in demand for consulting services.

  License Revenues. License revenues increased 52.5 percent from the first quarter of fiscal 2000 to the first quarter of fiscal 2001. The increase in license revenues was mainly due to rapid adoption of our products for e-commerce systems and expansion of the Company's direct sales force and introduction of new products and new versions of existing products. License revenues as a percentage of total revenues represented 55.5 percent and 65.3 percent of total revenues in the first quarters of fiscal 2001 and 2000, respectively. The percentage decrease was attributable to the significant increase in service revenues as a result of increased demand for the Company's consulting services.

  Service Revenues. Service revenues increased 130.7 percent in the first quarter of fiscal 2001 compared with the same quarter in fiscal 2000. Service revenues as a percentage of total revenues increased to 44.5 percent in the first quarter of fiscal 2001 from 34.7 percent in the first quarter of fiscal 2000. The increase was primarily due to increased revenues from consulting resulting from an increased customer base, an increase in the types of consulting services sold by the Company, and increased number of service personnel and consultants as a result of the Company's increased focus on service offerings. We expect to continue investing in our services offerings, especially consulting services.

  International Revenues. International revenues accounted for $64.7 million or 42.1 percent of total revenue in the quarter ended April 30, 2000 compared with $34.7 million or 40.6 percent in the same quarter of the prior fiscal year.

  Revenues from the European, Middle East and Africa region ("EMEA") and Asia/Pacific region ("APAC") increased in the first quarters of fiscal 2001 and 2000 to $48.3 million and $15.4 million, respectively, from $28.3 million and $6.3 million in the same quarter of the prior fiscal year. Revenues from EMEA represented 31.5 percent of total revenues in the first quarter of fiscal 2001, compared with 33.0 percent in the same quarter of the prior fiscal year. Revenues from APAC represented 10.0 percent of total revenues in the first quarter of fiscal 2001, compared with 7.4 percent in the same quarter of the prior fiscal year.

 Cost of Revenues

  Total cost of revenues represented 35.2 percent and 28.8 percent of total revenues in the quarters ended April 30, 2000 and 1999, respectively. The increase was primarily due to the increase in service revenues as a percentage of total revenues. Service revenues carry a substantially higher cost of revenues than software licenses. Amortization charges included in cost of revenues also contributed to the increase.

  Cost of Licenses. Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs as well as royalties paid to third parties. Cost of licenses represented
4.4 percent and 2.1 percent of license revenues in the first quarters of fiscal 2001 and 2000, respectively. The increase in the first quarter of fiscal 2001 as a percentage of license revenue was due to increased royalties paid to third parties, primarily resulting from license and reseller agreements signed in the third quarter of fiscal 2000. We expect cost of licenses to increase as a percentage of license revenue in fiscal 2001 because these license agreements will be in place for the full year.

  Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 142.9 percent in the first quarter of fiscal 2001 compared to the same quarter of the prior fiscal year. This increase was the result of overall increased demand for the Company's consulting services, increased professional services headcount and the expansion of customer support centers in Europe and Asia. Cost of services represented 59.0 percent and 56.1 percent of service revenues in the quarters ended April 30, 2000 and 1999, respectively. Cost of services as a percentage of service revenues increased as a result of increased consulting costs attributable to increased consulting revenues.

  Amortization of Certain Acquired Intangible Assets. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $10.0 million and $6.8 million for the first quarters of fiscal 2001 and 2000, respectively. The increase was primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 2000 acquisition of The Theory Center, Inc. ("TTC"). In the future, amortization expense associated with these intangible assets recorded prior to April 30, 2000 is expected to total $10.2 million, $9.8 million and $6.9 million for the second, third and fourth quarters of fiscal 2001, respectively, and approximately $15.9 million, $9.1 million, and $5.9 million for the fiscal years ending January 31, 2002, 2003 and thereafter, respectively.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 64.4 percent in the first quarter of fiscal 2001 compared with the same quarter of the prior fiscal year. The increase was due to increased commissions on the Company's increased revenue base, the expansion of the Company's direct sales force and an increase in marketing personnel and programs. Sales and marketing expenses decreased as a percentage of revenues to 44.7 percent in fiscal 2001 from 48.8 percent in fiscal 2000 due to the allocation of the increased sales and marketing expenses over a larger revenue base. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products and brand. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods.

  Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased
56.8 percent in the first quarter of fiscal 2001 compared with the same quarter in fiscal 2000. Research and development expenses represented 12.3 percent and 14.1 percent of total revenues in the first quarters of fiscal 2001 and 2000, respectively. The decrease in research and development expenses as a percentage of total revenues was primarily due to the allocation of the increased research and development expenses over a larger revenue base. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

  General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 33.8 percent in the first quarter of fiscal 2001 compared with the same quarter of fiscal 2000. General and administrative expenses represented 7.1 percent and 9.5 percent of total revenues for the quarters ended April 30, 2000 and 1999, respectively. The increase in general and administrative spending was attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. The decrease in general and administrative expenses as a percentage of total revenues was primarily due to the allocation of the increased general and administrative expenses over a larger revenue base.

  Amortization of Goodwill. Amortization of goodwill increased in the first quarter of fiscal 2001, compared to the first quarter of fiscal 2000, due to goodwill resulting from various acquisitions completed in fiscal 2000 and the first quarter of fiscal 2001. In the future, amortization of goodwill recorded prior to April 30, 2000 is expected to total $13.1 million, $13.0 million and $13.0 million for the second, third and fourth quarters of fiscal 2001, respectively, and approximately $43.6 million, $36.9 million, and $31.7 million for the fiscal years ending January 31, 2002, 2003 and thereafter, respectively.

  Acquisition related charges. In connection with The Workflow Automatic Corporation ("Workflow") acquisition, the Company acquired and expensed the cost of a number of research projects and products that were in process on the acquisition dates, in accordance with generally accepted accounting principles. In the first quarter of fiscal 2001, acquisition related charges were related to the write-off associated with the acquired in-process research and development of approximately $2.2 million relating to this acquisition.

  Interest Expense; Interest Income and Other, Net. Interest expense was $6.0 million in the first quarter of fiscal 2001, compared with $2.5 million in the same quarter of the prior fiscal year. The increase was due to a higher average amount of outstanding borrowings, primarily due to the issuance of $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") in fiscal 2000. Interest income and other, net was $10.1 million and $2.1 million in fiscal 2001 and 2000, respectively. The increase in interest income was due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's debt and equity offerings.

  Provision for Income Taxes. Although the Company has experienced operating losses to date, the Company has incurred income tax expense of approximately $3.2 million and $1.6 million in the first quarter of fiscal years 2001 and 2000, respectively. The income tax expense consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increase in income taxes in the first quarter of fiscal 2001, relative to the same quarter of the prior fiscal year is primarily due to an overall increase in foreign corporate income taxes and service revenues and an increase in domestic state current taxes due to book/tax difference in the amortization of acquired intangibles and the timing of revenue recognition.

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

Liquidity and Capital Resources

  As of April 30, 2000, cash, cash equivalents and short-term investments totaled $779.1 million, down from $803.1 million at January 31, 2000. The decrease in cash, cash equivalents and short-term investments was primarily due to cash used in the acquisition of the services business of The Object People, Inc. ("TOP") and the Company's strategic equity investments in privately-held companies offset primarily by $34.4 million cash generated from operations.

  Cash generated from operating activities rose to $34.4 million in the first quarter of fiscal 2001, compared with $20.2 million generated in the same quarter of fiscal 2000.

  Investing activities consumed $26.1 million in cash during the first quarter of fiscal 2001, compared with $4.2 million in the same quarter of the prior fiscal year. Cash used for investing activities in the first quarter of fiscal 2001 was primarily for a strategic acquisition and equity investments in privately-held companies amounting to an aggregate of $55.3 million and capital expenditures of $7.6 million, net of maturities of short-term investments of $36.8 million. In the same quarter of the prior fiscal year the primary use of cash for investing activities was due to purchases of computer equipment, furniture and leasehold improvements.

  The Company generated $5.6 million from financing activities in the first quarter of fiscal 2001, compared with $705,000 in the same quarter of fiscal 2000. The primary source of cash from financing activities in both the first quarters of fiscal 2001 and 2000 was the issuance of common stock by BEA pursuant to stock option exercises.

  As of April 30, 2000, the Company's outstanding short and long-term debt obligations were $584.6 million, up from $582.9 million at January 31, 2000. At April 30, 2000, the Company's outstanding debt obligations consisted principally of the $564.5 million of convertible notes and $20.1 million of other short-term and long-term debt. At January 31, 2000, the Company's outstanding debt obligations consisted principally of $572.5 million of convertible notes and $10.5 million of other short-term and long-term debt.

  In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through April 30, 2001. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

Year 2000 Compliance

 Impact of Year 2000

  In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late fiscal 2000, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout fiscal 2001.

Effect of New Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March 2000. BEA is required to adopt the provisions of SAB 101 in its second fiscal quarter of 2001. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption; however, the Company does not currently expect that the adoption of SAB 101 will have a material impact to its financial position or results of operations.

  In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement 133" ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company expects to adopt FAS 133 effective February 1, 2001. The Company does not currently expect that the adoption of FAS 133 will have a material impact to its financial position or results of operations.

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Factors That May Impact Future Operating Results

  BEA Systems, Inc. operates in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations.

 Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in or stock price.

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

  .  difficulty predicting the size and timing of customer orders

  .  introduction or enhancement of our products or our competitors' products

  . the mix of our products and services sold and mix of distribution channels

  . general economic conditions, which can affect our customers' capital investment levels and the length of our sales cycle

  . changes in our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from BEA or competitors

  . whether we are able to develop, introduce and market new products on a timely basis any slowdown in use of the Internet for commerce

  .  recent hiring may prove excessive if growth rates are not maintained

  . the structure, timing and integration of acquisitions of businesses, products and technologies, including The Workflow Automation Corporation and the services business of The Object People, Inc.

  .  the terms and timing of financing activities

  .  market acceptance of our products

  .  the lengthy sales cycle for our products

  .  technological changes in computer systems and environments

  . whether we are able to successfully expand our sales and marketing programs

  .  whether we are able to meet our customers' service requirements

  . costs associated with acquisitions, including the acquisitions of The Workflow Automation Corporation and the services business of The Object People, Inc.

  .  loss of key personnel

  .  fluctuations in foreign currency exchange rates

  As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

  A significant portion of our revenues has been derived from large orders, as customers deployed our products throughout their organizations or chose to standardize on our products for their system architecture. Increases in the dollar size of individual license transactions have also increased the risk of fluctuation in future quarterly results. If we cannot generate large customer orders, or customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

  As is common in the software industry, we believe that our fourth quarter orders are favorably impacted by a variety of factors including year-end capital purchases by larger corporate customers and the commission structure for our sales force. This increase typically results in first quarter customer orders being lower than orders received in the immediately preceding fourth quarter. BEA anticipates that this seasonal impact is likely to continue.

  Although we use a standard license agreement, which meets the revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of this standard agreement, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. In addition, while we believe that we are in compliance with Statement of Position 97-2, Software Revenues Recognition, ("SOP 97-2") and SOP 98-4 and SOP 98-9, which amend certain provisions of SOP 97-2, the American Institute of Certified Public Accountants continues to issue some implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower revenue and profits.

 Our limited operating history and need to continue to integrate our acquisitions makes it difficult to predict our future results

  We were incorporated in January 1995 and therefore have a limited operating history. We have generated revenues to date primarily from sales of BEA TUXEDO, a software product to which we acquired worldwide distribution rights in February 1996, and from BEA WebLogic, a software product which we acquired in September 1998, and fees for software products and services related to TUXEDO and WebLogic. We have also acquired a number of businesses, technologies and products, most recently The Workflow Automation Corporation ("Workflow"), which was acquired in March 2000 and the services business of The Object People, Inc. ("TOP"), which was acquired in April 2000. Our limited operating history and the need to integrate a number of separate and independent business operations subject our business to numerous risks. At April 30,

2000, we had an accumulated deficit of approximately $215.3 million. In addition, in connection with certain acquisitions completed prior to April 30, 2000, we recorded approximately $474.2 million as intangible assets and goodwill. Under Generally Accepted Accounting Principles, intangible assets and goodwill are required to be amortized in future periods. Approximately $243.6 million of these assets have been amortized as of April 30, 2000 and we expect to amortize the remaining amount of approximately $230.6 million in future periods through our fiscal year ending January 31, 2005. We expect to amortize $65.9 million of such intangible assets and goodwill over the remaining quarters of fiscal 2001. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

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

 If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

  From our inception in January 1995, we have made several strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. We acquired Leader Group, Inc. ("Leader Group") and a business unit of Penta Systems Technology, Inc. ("Penta") in the quarter ended April 30, 1998, NCR's TOP END technology in June 1998, the Entersoft Systems Corporation ("Entersoft") in July 1998, WebLogic, Inc. ("WebLogic") in September 1998, Component Systems, LLC in May 1999, Technology Resource Group, Inc. ("TRG") in July 1999, Avitek, Inc. ("Avitek") in August 1999, The Theory Center in November 1999, Workflow in March 2000 and TOP in April 2000. It is possible we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

  In addition, industry sources widely predicted that many corporations would stop deploying new computer systems in late 1999 and early 2000, in order to avoid disrupting their computer systems before the Year 2000. Conversely, some of our customers may have accelerated their purchases and deployments of our products in advance of the year 2000.These factors could cause an unusual fluctuation in our orders, and our revenues could be materially reduced and our operating results could be materially adversely affected. Any significant change in customer buying decisions or sales cycles for our products could have a material adverse effect on our business, results of operations and financial condition.

 If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

  The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including future versions of Windows 2000. Oracle recently announced plans to introduce a new version of its application server product in the summer of 2000. In addition, there are companies offering and developing application server and integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

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

 Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

  It is possible that third parties could claim our current or future products infringe their rights including their patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely effect our business, operating results and financial condition. These types of claims might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition.

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks

  International revenues accounted for 41.1 percent and 40.6 percent of our consolidated revenues for the three months ended April 30, 2000 and 1999, respectively. We sell our products and services through a network of branches and subsidiaries located in 29 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where we do business.

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

 If we are unable to manage our growth, our business will suffer

  We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 2,100 employees in over 70 offices in 29 countries at April 30, 2000. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. It is possible we will not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

  Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of anyone of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

 We have a high debt balance and large interest obligations

  At April 30, 2000, we had approximately $564.5 million of long-term indebtedness in the form of convertible notes. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our earnings are insufficient to cover our fixed charges.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

  For financial market risks related to changes in interest rates and foreign currency exchange rates, refer to Part II: Item 7a, "Quantitative and Qualitative Disclosure About Market Risks," in the Company's Annual Report on Form 10-K for the year ended January 31, 2000.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  In connection with the acquisition of The Workflow Automation Corporation ("Workflow"), effective March 21, 2000, the Company exchanged approximately $4.9 million cash and issued 470,718 shares of its Common Stock, valued at $49.41 per share, to the former shareholders of Workflow at a conversion ratio of 2263.04 shares of BEA Common Stock for each share of Workflow stock. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were registered for resale on a form S-3 (File No. 333-34956) registration statement declared effective May 30, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

    27  Financial Data Schedule

  (b) Reports on Form 8-K:

    None

                                  SIGNATURES

  Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BEA SYSTEMS, INC.
                                          (Registrant)

                                          /s/ William M. Klein
                                          -------------------------------
                                          William M. Klein
                                          Chief Financial Officer and
                                          Executive Vice President--
                                           Administration
                                          (Duly Authorized Officer and
                                          Principal Financial Officer or Chief
                                          Accounting Officer)

Dated: June 14, 2000