Form 10-Q
period 2000-07-31
BEA SYSTEMS INC
filed 2000-09-14
CIK 1031798

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

For the quarterly period ended July 31, 2000

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

                                Yes [X]  No [_]

  As of August 31, 2000, there were approximately 380,046,000 shares of the Registrant's Common Stock outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

                                                                        Page No.
                                                                        --------
 PART I.  FINANCIAL INFORMATION
 ITEM 1.  Financial Statements (Unaudited):
          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) Three and Six months ended
           July 31, 2000 and 1999....................................       3
          Condensed Consolidated Balance Sheets
           July 31, 2000 and January 31, 2000........................       4
          Condensed Consolidated Statements of Cash Flows
           Six months ended July 31, 2000 and 1999...................       5
          Notes to Condensed Consolidated Financial Statements.......       6
 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      10
          Quantitative and Qualitative Disclosure about Market
 ITEM 3.   Risks.....................................................      24
 PART II. OTHER INFORMATION
 ITEM 4.  Submission of Matters to a Vote of Security Holders........      24
 ITEM 6.  Exhibits and Reports on Form 8-K...........................      24
 Signatures...........................................................     25

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (Unaudited)

                                      Three months
                                          ended         Six months ended
                                        July 31,            July 31,
                                    ------------------  ------------------
                                      2000      1999      2000      1999
                                    --------  --------  --------  --------
Revenues:
  License fees..................... $104,195  $ 64,897  $189,434  $120,803
  Services.........................   81,826    38,315   150,269    67,984
                                    --------  --------  --------  --------  ---
    Total revenues.................  186,021   103,212   339,703   188,787

Cost of revenues:
  Cost of license fees.............    4,503       952     8,278     2,117
  Cost of services.................   47,891    21,741    88,304    38,382
  Amortization of certain acquired
   intangible assets...............   10,184     7,262    20,167    14,102
                                    --------  --------  --------  --------  ---
    Total cost of revenues.........   62,578    29,955   116,749    54,601
                                    --------  --------  --------  --------  ---
Gross profit.......................  123,443    73,257   222,954   134,186

Operating expenses:
  Sales and marketing..............   76,969    48,528   145,664    90,318
  Research and development.........   21,574    13,800    40,453    25,844
  General and administrative.......   12,619     9,380    23,483    17,501
  Amortization of goodwill.........   14,309     1,597    26,504     2,586
  Acquisition-related charges......       -         -      2,200        -
                                    --------  --------  --------  --------  ---
    Total operating expenses.......  125,471    73,305   238,304   136,249
                                    --------  --------  --------  --------  ---
Loss from operations...............   (2,028)      (48)  (15,350)   (2,063)

Interest income (expense) and
 other, net........................    5,547      (285)    9,693      (673)
                                    --------  --------  --------  --------  ---
Income (loss) before provision for
 income taxes......................    3,519      (333)   (5,657)   (2,736)

Provision for income taxes.........    1,250     1,735     4,457     3,300
                                    --------  --------  --------  --------  ---
Net income (loss)..................    2,269    (2,068)  (10,114)   (6,036)
Other comprehensive income (loss):
  Foreign currency translation
   adjustments.....................     (444)      185      (302)     (125)
  Unrealized loss on available-for-
   sale investments, net of income
   taxes...........................     (265)      (94)     (505)     (116)
                                    --------  --------  --------  --------
Comprehensive income (loss)........ $  1,560  $ (1,977) $(10,921) $ (6,277)
                                    ========  ========  ========  ========  ===
Net income (loss) per share:
  Basic............................ $   0.01  $  (0.01) $  (0.03) $  (0.02)
                                    ========  ========  ========  ========  ===
  Diluted.......................... $   0.01  $  (0.01) $  (0.03) $  (0.02)
                                    ========  ========  ========  ========  ===
Number of shares used in per share
 calculations:
  Basic............................  374,440   306,480   370,699   304,740
                                    ========  ========  ========  ========  ===
  Diluted..........................  421,640   306,480   370,699   304,740
                                    ========  ========  ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                      January
                                                         July 31,       31,
                                                           2000         2000
                                                        -----------  ----------
                                                        (Unaudited)
                        ASSETS

Current assets:
  Cash and cash equivalents............................ $  702,228   $  763,294
  Restricted cash......................................      1,989        1,631
  Short-term investments...............................     94,785       38,135
  Accounts receivable, net.............................    162,500      133,069
  Other current assets.................................     48,041       35,248
                                                        ----------   ----------
    Total current assets...............................  1,009,543      971,377

Computer equipment, furniture and leasehold
 improvements, net.....................................     43,143       27,978
Goodwill, net..........................................    163,702      141,457
Acquired intangible assets, net........................     47,980       61,600
Investments in equity securities.......................     81,851       38,060
Other long-term assets.................................     19,628       18,369
                                                        ----------   ----------
    Total assets....................................... $1,365,847   $1,258,841
                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................... $   14,963   $   14,848
  Accrued liabilities..................................    113,446       92,673
  Accrued income taxes.................................     11,981       27,021
  Deferred revenues....................................    141,814       96,537
  Current portion of notes payable, other long-term
   obligations and capital lease obligations ..........        606        4,454
                                                        ----------   ----------
    Total current liabilities..........................    282,810      235,533

Notes payable and other long-term obligations..........     21,668        6,005
Convertible subordinated notes.........................    561,941      572,484
Commitments and contingencies

Stockholders' equity:
  Common stock.........................................        379          361
  Additional paid-in capital...........................    715,179      650,128
  Accumulated deficit..................................   (213,069)    (202,951)
  Notes receivable from shareholders...................       (198)        (296)
  Deferred compensation................................       (777)      (1,144)
  Accumulated other comprehensive loss.................     (2,086)      (1,279)
                                                        ----------   ----------
    Total stockholders' equity.........................    499,428      444,819
                                                        ----------   ----------
    Total liabilities and stockholders' equity......... $1,365,847   $1,258,841
                                                        ==========   ==========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                            Six months ended
                                                                July 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Operating activities:
  Net loss................................................. $(10,114) $ (6,036)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization..........................    4,934     3,429
    Amortization of deferred compensation..................      367       376
    Amortization of certain acquired intangible assets and
     acquisition-related charges...........................   50,238    16,688
    Amortization of debt issuance costs....................    1,108       522
    Debt conversion premium................................      236        -
    Changes in operating assets and liabilities............   19,274    14,254
    Other..................................................    2,107      (264)
                                                            --------  --------
Net cash provided by operating activities..................   68,150    28,969
                                                            --------  --------

Investing activities:
  Purchase of computer equipment, furniture and leasehold
   improvements............................................  (19,471)   (8,203)
  Payments for business combinations, net of cash acquired
   and investments in equity securities....................  (75,052)   (6,051)
  Net purchases of available-for-sale short-term
   investments.............................................  (56,905)  (10,096)
                                                            --------  --------
Net cash used in investing activities...................... (151,428)  (24,350)
                                                            --------  --------

Financing activities:
  Net borrowings under lines of credit.....................    1,978      (679)
  Net payments on notes payable, other long-term
   obligations and capital lease obligations...............  (10,927)     (116)
  Debt conversion premium..................................     (236)       14
  Proceeds from notes receivable...........................    1,191        -
  Net proceeds received for employee stock purchases.......   33,559     9,706
                                                            --------  --------
Net cash provided by financing activities..................   25,565     8,925
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......  (57,713)   13,544
Effect of exchange rate changes on cash....................   (2,745)      896
Cash and cash equivalents at beginning of period...........  764,675   232,556
                                                            --------  --------
Cash and cash equivalents at end of period................. $704,217  $246,996
                                                            ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

  The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts reported in prior periods have been reclassified for comparative purposes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

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

  Services revenue includes consulting services, post-contract customer support and customer training. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Consulting revenue and the related cost of services are recognized on a time and materials basis. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one-year) and customer training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenues.

 Recent acquisitions

  On March 21, 2000, the Company purchased The Workflow Automation Corporation ("Workflow") with $4.9 million in cash and the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share. The acquisition was accounted for using the purchase method. An independent valuation was completed, in which the majority of the purchase price was allocated to intangible assets.

  On April 19, 2000, the Company completed its acquisition of the services business of The Object People, Inc. ("TOP"). The purchase price was approximately $20.5 million in cash. The acquisition was accounted for using the purchase method with a significant portion of the purchase price allocated to intangible assets.

 Recent investments

  During fiscal 2000, the Company purchased 7,400,000 shares of WebGain, Inc. Series A Preferred Stock for $37.0 million, representing a 48 percent ownership interest on the acquisition date. Warburg Pincus Equity Partners, L.P. and affiliated entities, which are direct or indirect affiliates of BEA, hold the remaining non-employee ownership of WebGain, Inc. During March 2000, the Company made an additional $5.0 million investment in WebGain, Inc. In April 2000, WebGain, Inc. issued an $18.0 million 8% Convertible Note to the Company, due April 2005. The Note is convertible, at the option of the Company, at any time into Series A Preferred Stock. Subsequent to these investments, the Company's ownership percentage in WebGain, Inc. remains at 48 percent.

                               BEA SYSTEMS, INC.

  During the first and second quarters of fiscal 2001, the Company invested in several other privately held companies for a total of approximately $21.8 million. These investments are accounted for under the cost method, as ownership is less than 20 percent and the Company does not have significant influence over their operations.

 Stock split

  In April 2000, the Company completed a two-for-one common stock split in the form of a stock dividend. All share information and per share amounts in the accompanying consolidated financials statements reflect the effect of the stock split.

Note 2. Supplemental Cash Flow Disclosures

  For the six months ended July 31, 2000, the holders converted approximately $10.5 million of the outstanding $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") into common stock. The value of stock issued in business acquisitions for the six months ended July 31, 2000 was approximately $23.2 million.

Note 3. Net Income (Loss) Per Share

  The Company has adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"). Under this standard, basic net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock outstanding. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock and common equivalent shares (stock options, warrants and convertible notes), if dilutive.

  The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                       Three months ended    Six months ended
                                            July 31,             July 31,
                                       --------------------  -----------------
                                         2000       1999       2000     1999
                                       ---------  ---------  --------  -------
      Numerator:
       Numerator for basic net income
        (loss) per share:
        Net income (loss)............  $   2,269  $  (2,068) $(10,114) $(6,036)
                                       =========  =========  ========  =======
       Numerator for diluted net
        income (loss) per share:
        Net income (loss)............  $   2,269  $  (2,068) $(10,114) $(6,036)
        Interest and amortization
         charges for 2005 Notes, net
         of taxes....................        125          -         -        -
                                       ---------  ---------  --------  -------
        Adjusted net income (loss)...  $   2,394  $  (2,068) $(10,114) $(6,036)
                                       =========  =========  ========  =======
      Denominator:
       Denominator for basic net
        income per share--weighted
        average shares...............    375,717    310,156   372,371  308,784
       Weighted average shares
        subject to repurchase........     (1,277)    (3,676)   (1,672)  (4,044)
                                       ---------  ---------  --------  -------
       Denominator for basic net
        income per share, weighted
        average shares, net .........    374,440    306,480   370,699  304,740
       Weighted average dilutive
        potential common shares,
        Using treasury stock method..     47,200          -         -        -
                                       ---------  ---------  --------  -------
       Denominator for diluted net
        income per share.............    421,640    306,480   370,699  304,740
                                       =========  =========  ========  =======
       Basic net income (loss) per
        share........................  $    0.01  $   (0.01) $  (0.03) $ (0.02)
                                       =========  =========  ========  =======
       Diluted net income (loss) per
        share........................  $    0.01  $   (0.01) $  (0.03) $ (0.02)
                                       =========  =========  ========  =======

                               BEA SYSTEMS, INC.

  The computation of diluted net income per share for the three months ended July, 31, 2000 includes the impact of options to purchase approximately 44.1 million shares of common stock, the conversion of the 2005 Notes which are convertible into approximately 1.8 million shares of common stock, and approximately 1.3 million shares of common stock which are subject to repurchase. The $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") are excluded from the computation of basic and diluted net income per share as the impact would be antidilutive for the periods presented.

  The computation of basic and diluted net loss per share for the six months ended July 31, 2000 excludes the impact of options to purchase approximately
47.0 million shares of common stock, the conversion of the 2006 Notes and the remaining 2005 Notes, which are convertible into approximately 15.9 million and approximately 1.8 million shares of common stock, respectively, and approximately 1.7 million shares of common stock which are subject to repurchase as such impact would be antidilutive for the period presented.

  The computation of basic and diluted net loss per share for the three and six months ended July 31, 1999 excludes the impact of approximately 23.7 million and approximately 20.9 million stock options as well as the conversion of the 2005 Notes (See Note 4), which were convertible into approximately 37.9 million shares of common stock and approximately 3.7 million and approximately
4.0 million shares of common stock which are subject to repurchase, respectively, as such impact would be antidilutive for the periods presented.

Note 4. Convertible Subordinated Debt Offering

  In June and July 1998, the Company completed the sale of the 2005 Notes in an offering to Qualified Institutional Buyers. The 2005 Notes are subordinated to all existing and future senior indebtedness of the Company, and the principal amount of the 2005 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 151.48 shares per $1,000 principal amount of 2005 Notes (equivalent to an approximate conversion price of $6.60 per share). The 2005 Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually. At the end of the second quarter of fiscal 2001, $238.1 million of the 2005 Notes had been converted to common stock, leaving approximately $11.9 million as remaining principal. The Company incurred no debt conversion premium in the quarter ended July 31, 2000 and $236,000 of debt conversion premium in the quarter ended April 30, 2000, which was charged to interest expense.

Note 5. Comprehensive Loss

  The components of accumulated comprehensive loss are as follows (in thousands):

                                                           July
                                                            31,    January 31,
                                                           2000       2000
                                                          -------  -----------
      Foreign currency translation adjustment............ $(1,264)   $  (962)
      Unrealized loss on available-for-sale investments,
       net of tax........................................    (822)      (317)
                                                          -------    -------
      Total accumulated other comprehensive loss......... $(2,086)   $(1,279)
                                                          =======    =======

Note 6. Commitments and Contingencies

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

                               BEA SYSTEMS, INC.

 Employer Payroll Taxes

  The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. For the three and six months ended July 31, 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $3.2 million and $5.5 million, respectively. For both the three and six months ended July 31, 1999, the employer payroll taxes related to stock option exercises were not significant. Because the Company is unable to predict these employer payroll taxes, the Company is unable to predict what, if any, expense will be recorded in a future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of the financial condition and results of operations of BEA Systems, Inc. ("BEA" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding increased transaction loads on web-based systems, the extension of computer systems to the Internet, middleware market growth, opportunity for expansion of our business, additional acquisitions, seasonality, return on investment, increases in service revenues as a percentage in total revenues, planned investment in product development, investing in services offerings, increase in cost of licenses, increase in sales and marketing expenses, devoting substantial resources to product development, continued hiring, expected amortization of goodwill, continuing to make additional acquisitions and the effects of the adoption of new accounting pronouncements. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Effect of New Accounting Pronouncements" and "Factors That May Impact Future Operating Results", as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

Overview

  BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-commerce infrastructure software that helps companies of all sizes build e-commerce systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. BEA's products are marketed and sold worldwide through a network of BEA sales offices, as well as hardware vendors, independent software vendors ("ISVs") and systems integrators ("SIs") that are BEA partners and distributors. The Company's products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, telecommunications, airlines, retail, manufacturing, package delivery, insurance and government, in many cases using the Internet as a system component. BEA's products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for BEA products are typically priced on a per-user, per-central processing unit basis, but BEA also offers licenses priced on a per-server basis.

  The Company's core business has been providing infrastructure for Web-based systems and high-volume transaction systems, such as Web-based retail sites, inventory systems, telecommunications billing applications, commercial bank ATM networks and account management systems, credit card billing systems and securities trading account management systems. These Web-based and distributed systems must be highly available, scale to process high transaction volumes and accommodate large numbers of users. As the Internet and e-commerce continue to develop and become more richly integrated, systems that historically had been strictly internal are now being extended to the Internet, such as telecommunications, bank and credit card account information.

  BEA provides an e-commerce transaction platform that is designed to address this demand and help companies quickly develop and integrate e-business initiatives and reliably deliver a wider range of dynamic, personalized services. In addition, BEA provides a personalization engine and components used to build common e-commerce functionality, such as online catalog, dynamic pricing, shopping cart and order processing.

  Acquisitions. Since its inception, BEA has acquired several companies and product lines, as well as distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the values of which are being amortized and charged to BEA's operating results over periods ranging from two to five years after completion of the acquisitions. BEA's management views the middleware markets for its products as growing, but that companies serving those markets are consolidating. This consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and service offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations beginning in the periods in which any such acquisition is completed.

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

  Investment in Distribution Channel. BEA is currently investing in building its sales and consulting capacity by aggressively hiring sales, technical sales support and consulting personnel, as well as aggressively pursuing relationships with system platform companies, packaged application software developers, systems integrators and independent consultants, independent software vendors, and distributors. This investment results in an immediate increase in expenses, especially in sales and marketing.

  Increase in Service Revenues as a Percentage of Total Revenues. Service revenues have increased as a percentage of total revenues. BEA believes that its customer base has been in the process of transitioning to mission-critical applications based on CORBA, Java and EJB programming models, but that customers typically have not had sufficient numbers of system architects and programmers experienced in building large, reliable systems on these programming models. BEA believes that by providing its customers with additional services, especially in architecting, building and deploying CORBA, Java and EJB systems and training system architects and customers' programmers to develop these systems, BEA can help facilitate customers' deployment of systems based on our CORBA, Java and EJB platform products. The increase in service revenues as a percentage of total revenues will have a negative impact on gross margins and could have a negative impact on operating margins if the increase in service revenues does not result in a concurrent increase in license revenues.

  Product Development. In Fiscal 2001, BEA continues to invest in product development, particularly BEA WebLogic Collaborate(TM) (formerly known as "Project e-Collaborate"), BEA WebLogic Commerce-Server(TM) and BEA WebLogic Personalization Server(TM). BEA WebLogic Collaborate(TM) is business-to-business integration software that provides an open, scalable and dynamic way to rapidly create and manage multi-party trading exchanges. BEA WebLogic Commerce-Server(TM) and BEA WebLogic Personalization Server(TM) enable companies to quickly deliver highly personalized e-commerce applications. BEA's planned investment in these efforts may affect BEA's anticipated overall financial results, particularly cost of revenues as a percentage of total revenues, research and development expense as a percentage of total revenues and may create product transition concerns in BEA's customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term and also in the long-term if the anticipated benefits of such investment do not materialize.

Results of Operations

 Three and six months ended July 31, 2000 and 1999

 Revenues

  BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased 80.2 percent from the quarter ended July 31, 1999 to the quarter ended July 31, 2000. Total revenues also increased 79.9 percent from the six months ended July 31, 1999 to the six months ended July 31, 2000. These increases reflect the rapid adoption of our solutions for e-commerce systems resulting in additional sales to existing customers and to new customer accounts and increases in demand for consulting services.

  License Revenues. License revenues increased 60.6 percent from the second quarter of fiscal 2000 to the second quarter of fiscal 2001. For the six months ended July 31, 2000, license revenues increased 56.8 percent from the six months ended July 31, 1999. These increases were mainly due to rapid adoption of our products for e-commerce systems and expansion of the Company's direct sales force and introduction of new products and new versions of existing products. License revenues as a percentage of total revenues represented 56.0 percent and 62.9 percent of revenues in the second quarters of fiscal 2001 and 2000, respectively, and 55.8 percent and 64.0 percent of total revenues for the six months ended July 31, 2000 and 1999, respectively. These percentage decreases were attributable to the significant increase in service revenues as a result of increased demand for the Company's consulting services.

  Service Revenues. Service revenues increased 113.6 percent in the second quarter of fiscal 2001 compared with the same quarter in fiscal 2000. For the six months ended July 31, 2000, service revenues increased 121.0 percent from the same period of the prior fiscal year. Service revenues as a percentage of total revenues represented 44.0 percent and 37.1 percent of total revenues in the second quarter of fiscal 2001 and 2000, respectively, and 44.2 percent and
36.0 percent of total revenues for the six months ended July 31, 2000 and 1999, respectively. These increases were primarily due to the increased revenues from consulting resulting from an increased customer base and increased number of service personnel and consultants as a result of the Company's increased focus on service offerings. We expect to continue investing in our services offerings, especially consulting and education services.

International Revenues. International revenues accounted for 41.5 percent of total revenue in the quarter ended July 31, 2000 compared with 40.7 percent in the same quarter of the prior fiscal year. For the six months ended July 31, 2000 and 1999, international revenues were 41.8 percent and 40.6 percent of total revenues, respectively.

  Revenues from the European, Middle East and Africa region ("EMEA") and Asia/Pacific region ("APAC") increased in the second quarter of fiscal 2001 to $54.5 million and $20.2 million, respectively, from $32.9 million and $8.6 million in the same quarter of the prior fiscal year. Revenues from EMEA represented 29.3 percent of total revenues in the second quarter of fiscal 2001, compared with 31.9 percent in the same quarter of the prior fiscal year and 30.3 percent compared with 32.4 percent for the six month periods ended July 31, 2000 and 1999, respectively. Revenues from APAC represented 10.8 percent of total revenues in the second quarter of fiscal 2001, compared with
8.3 percent in the same quarter of the prior fiscal year and 10.5 percent compared with 7.9 percent for the six month periods ended July 31, 2000 and 1999, respectively. Revenues from other non-United States regions were immaterial.

 Cost of Revenues

  Total cost of revenues represented 33.6 percent and 29.0 percent of total revenues in the quarters ended July 31, 2000 and 1999, respectively. For the six months ended July 31, 2000 and 1999, cost of revenues represented 34.4 percent and 28.9 percent, respectively. The increases were primarily due to the increase in service revenues as a percentage of total revenues. Service revenues carry a substantially higher cost of revenues than software licenses. Amortization charges included in cost of revenues also contributed to the increase.

  Cost of Licenses. Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs as well as royalties paid to third parties. Cost of licenses represented
4.3 percent and 1.5 percent of license revenues in the second quarters of fiscal 2001 and 2000, respectively. For the six months ended July 31, 2000 and 1999, cost of licenses represented 4.4 percent and 1.8 percent of license revenues, respectively. These increases were due to increased royalties paid to third parties, primarily resulting from license and reseller agreements signed in the third quarter of fiscal 2000. We expect cost of licenses to increase as a percentage of license revenue in fiscal 2001 because the terms of these license agreements continue through our full fiscal year.

  Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 120.3 percent in the second quarter of fiscal 2001 compared to the same quarter of the prior fiscal year. For the six months ended July 31, 2000, cost of services increased 130.1 percent from the same period of the prior fiscal year. These increases were the result of overall increased demand for the Company's consulting services, increased professional services' headcount and the expansion of customer support centers in Europe and Asia. Cost of services represented 58.5 percent and 56.7 percent of service revenues in the quarters ended July 31, 2000 and 1999, respectively. For the six months ended July 31, 2000 and 1999, cost of services represented 58.8 percent and
56.5 percent of service revenues, respectively. These increases were a result of increased consulting costs attributable to increased consulting revenues.

  Amortization of Certain Acquired Intangible Assets, included in Cost of Revenues. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $10.2 million and $7.3 million for the second quarters of fiscal 2001 and 2000, respectively. For the six months ended July 31, 2000 and 1999, amortization of certain acquired intangible assets included in cost of revenues totaled $20.2 million and $14.1 million, respectively. These increases were primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 2000 acquisition of The Theory Center, Inc. ("TTC"). In the future, amortization expense associated with these intangible assets recorded prior to July 31, 2000 is expected to total $10.1 million and $6.9 million for the third and fourth quarters of fiscal 2001, respectively, and approximately $15.9 million, $9.1 million, and $6.0 million for the fiscal years ending January 31, 2002, 2003 and thereafter, respectively.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 58.6 percent in the second quarter of fiscal 2001 compared with the same quarter of the prior fiscal year. For the six months ended July 31, 2000, sales and marketing expenses increased 61.3 percent from the same period of the prior fiscal year. These increases were due to increased commissions on the Company's increased revenue base, the expansion of the Company's direct sales force and an increase in marketing personnel and programs. Sales and marketing expenses decreased as a percentage of revenues to 41.4 percent from 47.0 percent in the second quarters ended July 31, 2000 and 1999, respectively, and to 42.9 percent from 47.8 percent for the six months ended July 31, 2000 and 1999, respectively. These decreases were due to the allocation of the increased sales and marketing expenses over a larger revenue base. The Company expects to continue to invest in sales channel expansion and marketing programs to promote the Company's products and brand. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods.

  Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased
56.3 percent in the second quarter of fiscal 2001 compared with the same quarter in fiscal 2000. For the six months ended July 31, 2000, research and development expenses increased 56.5 percent from the same period of the prior fiscal year. These increases were attributed to an increase in product development personnel and related expenses. Research and development expenses represented 11.6 percent and 13.4 percent of total revenues in the second quarters of fiscal 2001 and 2000, respectively, and
11.9 percent and 13.7 percent of total revenues in the six months ended
July 31, 2000 and 1999, respectively. These decreases were primarily due to the allocation of the increased research and development expenses over a larger revenue base. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

  General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 34.5 percent in the second quarter of fiscal 2001 compared with the same quarter of fiscal 2000. For the six months ended July 31, 2000, general and administrative expenses increased 34.2 percent from the same period of the prior fiscal year. These increases were attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. General and administrative expenses represented 6.8 percent and 9.1 percent of total revenues for the quarters ended July 31, 2000 and 1999, respectively, and 6.9 percent and 9.3 percent of total revenues for the six month periods ended July 31, 2000 and 1999, respectively. These decreases were primarily due to the allocation of the increased general and administrative expenses over a larger revenue base.

  Amortization of Goodwill. Amortization of goodwill increased in the second quarter of fiscal 2001, compared to the second quarter of fiscal 2000, due to goodwill resulting from various acquisitions completed in fiscal 2000 and in the first half of fiscal 2001. In the future, amortization of goodwill recorded prior to July 31, 2000 is expected to total $14.6 million for both the third and fourth quarters of fiscal 2001, respectively, and approximately $50.1 million, $43.3 million, and $41.1 million for the fiscal years ending January 31, 2002, 2003 and thereafter, respectively.

  Acquisition related charges. In the second quarters of fiscal 2001 and 2000, respectively, there were no acquisition-related charges. For the six months ended July 31, 2000, acquisition related charges were related to the write-off associated with the acquired in-process research and development of approximately $2.2 million relating to The Workflow Automation Corporation ("Workflow") acquisition, which occurred in the first quarter of fiscal 2001.

  Interest Expense; Interest Income and Other, Net. Interest expense was $5.6 million in the second quarter of fiscal 2001, compared with $2.5 million in the same quarter of the prior fiscal year. For the six months ended July 31, 2000, interest expense increased to $11.6 million, compared to $5.1 million for the same period of the prior fiscal year. These increases were due to a higher average amount of outstanding borrowings, primarily due to the issuance of $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") in fiscal 2001 and 2000. Interest income and other, net in the second quarter of fiscal 2001 and 2000 was $11.1 million and $2.2 million, respectively, and for the six months ended July 31, 2000 and 1999 was $21.3 million and $4.4 million, respectively. These increases were due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's debt and equity offerings.

  Provision for Income Taxes. The Company has provided income taxes of $1.3 million and $4.5 million for the quarter and six months ended July 31, 2000, respectively, as compared to $1.7 million and $3.3 million for the quarter and six months ended July 31, 1999. The income tax expense provided in both years consist primarily of US federal minimum tax, US current state income taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The income taxes provided for in the quarter ended July 31, 2000 were slightly lower than in the comparable quarter ended July 31, 1999 due to a difference in the mix of foreign profit levels and local country tax rates. The increase in income taxes provided through the first six months of fiscal 2001 relative to the same period in the prior fiscal year was primarily due to an overall increase in US federal minimum tax, US current state income taxes, and foreign withholding taxes.

  Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("FAS 109"), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes BEA's historical operating performance and the reported cumulative net losses from prior years, the Company has provided a valuation allowance against its net deferred tax assets to the extent that they are dependent upon future taxable income for realization. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

  As of July 31, 2000, cash, cash equivalents and short-term investments totaled $799.0 million, down from $803.1 million at January 31, 2000. The decrease in cash, cash equivalents and short-term investments was primarily due to cash used in the acquisition of the services business of The Object People, Inc. ("TOP") and the Company's strategic equity investments in privately-held companies, offset primarily by $68.2 million of cash generated from operations.

  Cash generated from operating activities rose to $68.2 million for the six months ended July 31, 2000, compared with $29.0 million generated in the same period of the prior fiscal year. Cash provided by operating activities for the six months ended July 31, 2000, resulted primarily from depreciation, amortization and deferred revenues, net of an increase in accounts receivable. Cash provided by operating activities for the six months ended July 31, 1999, resulted primarily from depreciation, amortization and deferred revenues, net of an increase in accounts receivable.

  Investing activities consumed $151.4 million for the six months ended July 31, 2000, compared with $24.4 million in the same period of the prior fiscal year. Cash used for investing activities for the first six months of fiscal 2001 was primarily for a strategic acquisition and equity investments in privately-held companies amounting to an aggregate of $75.0 million, capital expenditures of $19.5 million and purchases of short-term investments of $56.9 million. In the same period of the prior fiscal year the primary use of cash for investing activities was due to purchases of short-term investments and purchases of computer equipment, furniture and leasehold improvements.

  The Company generated $25.6 million from financing activities in the first six months of fiscal 2001, compared with $8.9 in the same period of fiscal 2000. The primary source of cash from financing activities in both the first six months of fiscal 2001 and 2000 was the proceeds received from employee stock purchases and the issuance of common stock by BEA pursuant to stock option exercises.

  As of July 31, 2000, the Company's outstanding short and long-term debt obligations were $584.2 million, up from $582.9 million at January 31, 2000. At July 31, 2000, the Company's outstanding debt obligations consisted principally of the $561.9 million of convertible notes and $22.3 million of other short-term and long-term debt. At January 31, 2000, the Company's outstanding debt obligations consisted principally of $572.5 million of convertible notes and $10.4 million of other short-term and long-term debt.

  In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through July 31, 2001. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

Effect of New Accounting Pronouncements

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") and amended it in March 2000. BEA is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2001. The Company is currently reviewing the provisions of SAB 101 and has not fully assessed the impact of its adoption; however, the Company does not currently expect that the adoption of SAB 101 will have a material impact to its financial position or results of operations.

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

  In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

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

  Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks in March and April 2000.

  We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

  .  difficulty predicting the size and timing of customer orders

  .  the mix of our products and services sold

  .  mix of distribution channels

  . whether our strategy to further establish and expand our relationships with distributors is successful

  .  introduction or enhancement of our products or our competitors' products

  . general economic conditions, which can affect our customers' capital investment levels and the length of our sales cycle

  . changes in our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from BEA or competitors

  . whether we are able to develop, introduce and market new products on a timely basis and whether any new products are accepted in the market

  .  any slowdown in use of the Internet for commerce

  .  recent hiring may prove excessive if growth rates are not maintained

  . the structure, timing and integration of acquisitions of businesses, products and technologies

  .  the terms and timing of financing activities

  .  potential fluctuations in demand or prices of our products and services

  .  the lengthy sales cycle for our products

  .  technological changes in computer systems and environments

  . whether we are able to successfully expand our sales and marketing programs

  .  whether we are able to meet our customers' service requirements

  .  costs associated with acquisitions

  .  loss of key personnel

  .  fluctuations in foreign currency exchange rates

  As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

  A material portion of our revenues has been derived from large orders, as customers deployed our products. Increases in the dollar size of individual license transactions have also increased the risk of fluctuation in future quarterly results. The majority of our revenue is derived from a large number of small development orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill a majority of our orders within the quarter, with the substantial majority of our orders received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

  Although we use a standard license agreement, which meets the revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of this standard agreement, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenues Recognition, ("SOP 97-2") and SOP 98-4 and SOP 98-9, which amend certain provisions of SOP 97-2, the American Institute of Certified Public Accountants continues to issue some implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). BEA is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2001. Additional implementation guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower revenue and profits.

 Our limited operating history and need to continue to integrate our acquisitions makes it difficult to predict our future results

  We were incorporated in January 1995 and therefore have a limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic(TM), a software product which we acquired in September 1998, and from BEA TUXEDO(TM), a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic and TUXEDO. We have also acquired a number of additional businesses, technologies and products. Our limited operating history and the need to integrate a number of separate and independent business operations subject our business to numerous risks. At July 31, 2000, we had an accumulated deficit of approximately $213.1 million. In addition, in connection with certain acquisitions completed prior to July 31, 2000, we recorded approximately $479.8 million as intangible assets and goodwill. Under Generally Accepted Accounting Principles, intangible assets and goodwill are required to be amortized in future periods. Approximately $268.1 million of these assets have been amortized as of July 31, 2000 and we expect to amortize the remaining amount of approximately $211.7 million in future periods through our fiscal year ending January 31, 2005. We expect to amortize $46.2 million of such intangible assets and goodwill over the remaining quarters of fiscal 2001. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will be profitable in any future period and recent operating results should not be considered indicative of future financial performance.

 Our revenues are derived primarily from two main product and services lines, and a decline in demand or prices for either could substantially adversely affect our operating results

  We currently derive the majority of our license and service revenues from BEA WebLogic(TM), BEA TUXEDO(TM) and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic(TM) and BEA TUXEDO(TM), such as competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition.

 Our failure to maintain ongoing sales through distribution channels will result in lower revenues

  To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers (ISVs), systems integrators and independent consultants (SIs), independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, OEMs and systems integrators. In particular, in August 2000, we announced a significant initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with additional ISVs to embed our Web application servers in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise further develop our relationships with indirect distribution channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

  In addition, we already rely on informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long term relationship with these third parties, and that these third parties will not successfully meet the needs of our customers.

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

 The price of our common stock may fluctuate significantly

  The market price for our common stock may be affected by a number of factors, including developments in the Internet, software or technology industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices, that have often been unrelated to the operating performance of such companies, such as the declines in the stock prices of BEA and many such companies in March and April 2000. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

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

  Recently, the Financial Accounting Standards Board ("FASB") proposed to eliminate pooling of interests accounting for acquisitions and the ability to write-off in-process research and development has been limited by recent pronouncements. The effect of these changes would be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA's cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes would not directly affect the purchase price for any of these acquisitions, they would have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.

 The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

  Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multi-million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products.

 If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

  The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system and hardware vendors such as IBM, Sun Microsystems and database vendors such as Oracle. Microsoft has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including future versions of Windows 2000. Oracle and IBM recently announced plans to invest significant amounts of money, engineering resources and marketing efforts in pursuing products that compete with ours. In addition, there are companies offering and developing application server and integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

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

  Microsoft has announced that it intends to include certain application server and integration functionality in future versions of its Windows 2000 operating system. Microsoft has also introduced a product that includes certain basic application server functionality. The bundling of competing functionality in versions of Windows requires us to compete with Microsoft in the Windows marketplace, where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, its greater name recognition, its substantial installed base and the integration of its application server and integration functionality with Windows. We need to differentiate our products from Microsoft's based on a number of criteria including scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability, and need to establish our products as more effective solutions to customers' needs. We may not be able to successfully differentiate our products from those offered by Microsoft, and Microsoft's entry into the application server and integration market could materially adversely affect our business, operating results and financial condition.

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

 Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

  It is possible that third parties could claim our current or future products infringe their rights including their patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely effect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages on settlement amounts, cease offering any subject technology and require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition.

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks

  International revenues accounted for 41.8 percent and 40.6 percent of our consolidated revenues for the six months ended July 31, 2000 and 1999, respectively. We sell our products and services through a network of branches and subsidiaries located in 28 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where we do business.

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

 If we are unable to manage our growth, our business will suffer

  We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 2,400 employees in over 75 offices in 28 countries at July 31, 2000. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. It is possible we will not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

 We have a high debt balance and large interest obligations

  At July 31, 2000, we had approximately $561.9 million of long-term indebtedness in the form of convertible notes. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our earnings are insufficient to cover our fixed charges.

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the Company's Annual Meeting of Stockholders held on July 28, 2000, the following individuals were elected to the Board of Directors:

                                                                         Votes
                                                             Votes For  Withheld
                                                            ----------- --------
      William T. Coleman, III.............................. 335,369,929 489,562
      William H. Janeway................................... 335,333,813 525,678

The following proposals were approved at the Company's Annual Meeting:

                                                   Affirmative Negative  Votes
                                                      Votes     Votes   Withheld
                                                   ----------- -------- --------
      1. Election of Directors...................  335,333,813 489,562   36,116
      2. Ratify the appointment of Ernst & Young,
       LLP as independent auditors for the fiscal
       year ending January 31, 2001..............  335,630,675 107,755  121,061

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

Dated: September 14, 2000