Form 10-Q
period 2000-10-31
BEA SYSTEMS INC
filed 2000-12-15
CIK 1031798

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

  For the quarterly period ended October 31, 2000

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 30, 2000, there were approximately 384,502,000 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
 PART I.  FINANCIAL INFORMATION

 ITEM 1.  Financial Statements (Unaudited):

          Condensed Consolidated Statements of Operations and
          Comprehensive Income (Loss) Three and Nine months ended
          October 31, 2000 and 1999.................................       3

          Condensed Consolidated Balance Sheets October 31, 2000 and
          January 31, 2000..........................................       4

          Condensed Consolidated Statements of Cash Flows Nine
          months ended October 31, 2000 and 1999....................       5

          Notes to Condensed Consolidated Financial Statements......       6

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................      11

 ITEM 3.  Quantitative and Qualitative Disclosure about Market
          Risks.....................................................      26

 PART II. OTHER INFORMATION

 ITEM 6.  Exhibits and Reports on Form 8-K..........................      27

 Signatures..........................................................     28

                         PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (Unaudited)

                                          Three months
                                              ended         Nine months ended
                                           October 31,         October 31,
                                        ------------------  ------------------
                                          2000      1999      2000      1999
                                        --------  --------  --------  --------
Revenues:
  License fees......................... $128,202  $ 77,912  $317,636  $198,715
  Services.............................   95,812    48,542   246,081   116,526
                                        --------  --------  --------  --------
    Total revenues.....................  224,014   126,454   563,717   315,241
Cost of revenues:
  Cost of license fees.................    4,894     1,310    13,172     3,427
  Cost of services.....................   55,702    27,382   144,006    65,764
  Amortization of certain acquired
   intangible assets...................   10,438     6,925    30,605    21,027
                                        --------  --------  --------  --------
    Total cost of revenues.............   71,034    35,617   187,783    90,218
                                        --------  --------  --------  --------
Gross profit...........................  152,980    90,837   375,934   225,023
Operating expenses:
  Sales and marketing..................   88,838    56,356   234,502   146,674
  Research and development.............   23,277    16,754    63,730    42,598
  General and administrative...........   15,832    10,228    39,315    27,726
  Amortization of goodwill.............   15,964     4,008    42,468     6,594
  Acquisition-related charges..........      --        --      2,200       --
                                        --------  --------  --------  --------
    Total operating expenses...........  143,911    87,346   382,215   223,592
                                        --------  --------  --------  --------
Income (loss) from operations..........    9,069     3,491    (6,281)    1,431
Interest income (expense) and other,
 net...................................    6,099       454    15,792      (219)
                                        --------  --------  --------  --------
Income before provision for income
 taxes.................................   15,168     3,945     9,511     1,212
Provision for income taxes.............    6,925     3,800    11,382     7,100
                                        --------  --------  --------  --------
Net income (loss)......................    8,243       145    (1,871)   (5,888)
Other comprehensive income (loss):
  Foreign currency translation
   adjustments.........................   (2,755)     (226)   (3,057)     (351)
  Unrealized gain (loss) on available-
   for-sale investments, net of income
   taxes...............................      380       (68)     (125)     (184)
                                        --------  --------  --------  --------
Comprehensive income (loss)............ $  5,868  $  ( 149) $ (5,053) $ (6,423)
                                        ========  ========  ========  ========
Net income (loss) per share:
  Basic................................ $   0.02  $  (0.00) $  (0.01) $  (0.02)
                                        ========  ========  ========  ========
  Diluted.............................. $   0.02  $  (0.00) $  (0.01) $  (0.02)
                                        ========  ========  ========  ========
Number of shares used in per share
 calculations:
  Basic................................  380,950   311,280   374,113   306,920
                                        ========  ========  ========  ========
  Diluted..............................  430,590   344,069   374,113   306,920
                                        ========  ========  ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        October 31,   January
                                                           2000       31, 2000
                                                        -----------  ----------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  782,445   $  763,294
  Restricted cash......................................      1,988        1,631
  Short-term investments...............................     75,659       38,135
  Accounts receivable, net.............................    186,616      133,069
  Other current assets.................................     42,738       35,248
                                                        ----------   ----------
    Total current assets...............................  1,089,446      971,377
  Computer equipment, furniture and leasehold
   improvements, net...................................     49,749       27,978
  Goodwill, net........................................    149,718      141,457
  Acquired intangible assets, net......................     54,902       61,600
  Investments in equity and debt securities, net.......     93,920       38,060
  Other long-term assets...............................     18,616       18,369
                                                        ----------   ----------
    Total assets....................................... $1,456,351   $1,258,841
                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..................................... $    9,082   $   14,848
  Accrued liabilities..................................    144,719       92,673
  Accrued income taxes.................................     18,181       27,021
  Deferred revenues....................................    179,127       96,537
  Current portion of notes payable, other long-term
   obligations and capital lease obligations...........        607        4,454
                                                        ----------   ----------
    Total current liabilities..........................    351,716      235,533
Notes payable and other long-term obligations..........     18,920        6,005
Convertible subordinated notes.........................    561,771      572,484
Commitments and contingencies
Stockholders' equity:
  Common stock.........................................        384          361
  Additional paid-in capital...........................    733,695      650,128
  Accumulated deficit..................................   (204,826)    (202,951)
  Notes receivable from shareholders...................       (198)        (296)
  Deferred compensation................................       (650)      (1,144)
  Accumulated other comprehensive loss.................     (4,461)      (1,279)
                                                        ----------   ----------
    Total stockholders' equity.........................    523,944      444,819
                                                        ----------   ----------
    Total liabilities and stockholders' equity......... $1,456,351   $1,258,841
                                                        ==========   ==========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                            Nine months ended
                                                               October 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
Operating activities:
  Net loss................................................. $ (1,871) $ (5,888)
  Adjustments to reconcile net loss to net cash provided by
   operating activities:
    Depreciation and amortization..........................    8,346     5,273
    Amortization of deferred compensation..................      494       548
    Amortization of certain acquired intangible assets and
     acquisition-related Charges...........................   76,773    27,621
    Amortization of debt issuance costs....................    1,652       261
    Debt conversion premium................................      236       --
    Changes in operating assets and liabilities............   61,888    28,930
    Other..................................................    2,362      (399)
                                                            --------  --------
Net cash provided by operating activities..................  149,880    56,346
                                                            --------  --------
Investing activities:
  Purchase of computer equipment, furniture and leasehold
   improvements............................................  (29,489)  (13,170)
  Payments for business combinations, net of cash acquired
   and investments in equity securities.................... (101,890)  (19,524)
  Purchases of available-for-sale short-term investments,
   net of sales and maturities.............................  (38,006)  (42,479)
                                                            --------  --------
Net cash used in investing activities...................... (169,385)  (75,173)
                                                            --------  --------
Financing activities:
  Net borrowings under lines of credit.....................    2,529      (679)
  Net payments on notes payable, other long-term
   obligations and capital lease Obligations...............  (11,392)     (373)
  Debt conversion premium..................................     (236)      --
  Proceeds from notes receivable...........................    1,191       --
  Net proceeds received for employee stock purchases.......   51,913    17,776
                                                            --------  --------
Net cash provided by financing activities..................   44,005    16,724
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents.......   24,500    (2,103)
Effect of exchange rate changes on cash....................   (5,349)      858
Cash and cash equivalents at beginning of period...........  763,294   232,556
                                                            --------  --------
Cash and cash equivalents at end of period................. $782,445  $231,311
                                                            ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts reported in prior periods have been reclassified for comparative purposes. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2000. The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2001.

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

   Services revenue includes consulting services, post-contract customer support and training. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Consulting revenue and the related cost of services are primarily recognized on a time and materials basis. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenues.

 Recent acquisitions

   On October 3, 2000, the Company purchased Bauhaus Technologies, Inc. ("Bauhaus"). The purchase price was approximately $19.8 million in cash. The acquisition was accounted for using the purchase method with a significant portion of the purchase price allocated to intangible assets.

   On April 19, 2000, the Company completed its acquisition of the services business of The Object People, Inc. ("TOP"). The purchase price was approximately $20.5 million in cash. The acquisition was accounted for using the purchase method with a significant portion of the purchase price allocated to intangible assets.

   On March 21, 2000, the Company purchased The Workflow Automation Corporation ("Workflow") with $4.9 million in cash and the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share. The acquisition was accounted for using the purchase method with the majority of the purchase price allocated to intangible assets.

   Due to the immateriality of the acquired entities, pro forma information for these acquisitions, as if they had been acquired at the start of the periods presented, is not required.

                               BEA SYSTEMS, INC.

 Investments in equity securities

   BEA has a non-voting preferred stock and convertible debt interest (representing approximately 45 percent ownership interest) in WebGain, Inc. ("WebGain"), a private company, that has experienced operating losses since its inception. Other shareholders of WebGain include venture capital funds managed by E.M. Warburg, Pincus & Co., Inc., of which certain BEA directors are Managing Directors. To the extent that WebGain's aggregate losses exceed its common stockholders' equity, BEA would begin recognizing losses in a manner similar to the equity method of accounting, with such losses being limited to the extent of BEA's investment in and loans to WebGain. As of October 31, 2000, BEA has an investment in and loans to the company aggregating $60 million and no obligation to provide additional funding. Based on WebGain's historical financial results and current estimates of WebGain's future operations, BEA does not expect to recognize WebGain losses in the immediate future, if ever. However, the amount of any future WebGain losses and the period in which BEA would begin recognizing such losses, if ever, is subject to several factors that cannot be predicted with certainty. Factors include: timing and size of any future acquisitions by WebGain, amount of WebGain's operational profits or losses, dilution or disposition of BEA's ownership of WebGain below the threshold for equity accounting, or conversion of BEA's ownership interest into common stock. If BEA is ever required to recognize WebGain losses, such losses could be material in relation to BEA's net income or loss at that time.

 Other investments in equity securities

   During the first three quarters of fiscal 2001, the Company invested in several other privately held companies for a total of approximately $34.3 million. These investments are accounted for under the cost method, as ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the operations of these investee companies. The Company has derived revenues from several of these companies, which, in the aggregate, are less than $5.0 million, representing less than 1 percent of total revenues.

 Stock split

   In April 2000, the Company completed a two-for-one common stock split in the form of a stock dividend. All share information and per share amounts in the accompanying consolidated financials statements reflect the effect of the stock split.

 Effect of new accounting pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") and amended it in March 2000. BEA is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2001. The Company does not expect that the adoption of SAB 101 will have a material impact to the Company's financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning

                               BEA SYSTEMS, INC.

after June 15, 2000. The Company will adopt FAS 133 effective February 1, 2001. The Company does not currently expect that the adoption of FAS 133 will have a material impact to its financial position or results of operations.

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

Note 2. Supplemental Cash Flow Disclosures

   For the nine months ended October 31, 2000, approximately $10.7 million of the 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") was converted into common stock. The value of stock issued in business acquisitions for the nine months ended October 31, 2000 was approximately $23.2 million.

Note 3. Net Income (Loss) Per Share

   Basic net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock outstanding less shares subject to the Company's right to repurchase, which lapses ratably. Diluted net income
(loss) per share is computed based on the weighted average number of shares of the Company's outstanding common stock and common equivalent shares (stock options, warrants and convertible notes), if dilutive. The treasury stock method is used to calculate the dilution effect of stock options and warrants. The as-if-converted method is used to calculate the dilution effect of the convertible subordinated notes.

                               BEA SYSTEMS, INC.

   The following is a reconciliation of the numerators and denominators of the basic and diluted loss per share computations (in thousands, except per share data):

                                            Three months       Nine months
                                            ended October     ended October
                                                 31,               31,
                                           ----------------  -----------------
                                            2000     1999      2000     1999
                                           -------  -------  --------  -------
Numerator:
  Numerator for basic net income (loss)
   per share:
    Net income (loss)..................... $ 8,243  $   145  $( 1,871) $(5,888)
                                           =======  =======  ========  =======
  Numerator for diluted net income (loss)
   per share:
    Net income (loss)..................... $ 8,243  $   145  $( 1,871) $(5,888)
    Interest and amortization charges for
     2005 Notes, net of Taxes.............      80      --        --       --
                                           -------  -------  --------  -------
    Adjusted net income (loss)............ $ 8,323  $   145  $( 1,871) $(5,888)
                                           =======  =======  ========  =======
Denominator:
  Denominator for basic net income per
   share--weighted Average shares......... 381,283  314,221   375,339  310,596
  Weighted average shares subject to
   repurchase.............................    (333)  (2,941)   (1,226)  (3,676)
                                           -------  -------  --------  -------
  Denominator for basic net income per
   share, weighted Average shares, net.... 380,950  311,280   374,113  306,920
  Weighted average dilutive potential
   common shares:
    Options, warrants and shares subject
     to repurchase........................   2,120   32,789       --       --
    Convertible notes.....................  47,520      --        --       --
                                           -------  -------  --------  -------
  Denominator for diluted net income per
   share.................................. 430,590  344,069   374,113  306,920
                                           =======  =======  ========  =======
  Basic net income (loss) per share....... $  0.02  $ (0.00) $  (0.01) $ (0.02)
                                           =======  =======  ========  =======
  Diluted net income (loss) per share..... $  0.02  $ (0.00) $  (0.01) $ (0.02)
                                           =======  =======  ========  =======

   The computation of diluted net income per share for the three months ended October, 31, 2000 includes the impact of options to purchase approximately 47.5 million shares of common stock and the conversion of the 2005 Notes which are convertible into approximately 1.8 million shares of common stock, and approximately 0.3 million shares of common stock which are subject to repurchase. The $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") are excluded from the computation of diluted net income per share as the impact would be antidilutive.

   The computation of basic and diluted net loss per share for the nine months ended October 31, 2000 excludes approximately 1.2 million shares of common stock which are subject to repurchase, options to purchase approximately 47.2 million shares of common stock and the conversion of the 2006 Notes and the remaining 2005 Notes, which are convertible into approximately 15.9 and approximately 1.9 million shares of common stock, respectively, as such impact would be antidilutive.

   The computation of diluted net income per share for the three months ended October, 31, 1999 includes the impact of options to purchase approximately 29.9 million shares of common stock and approximately 2.9 million shares of common stock which are subject to repurchase. The 2005 Notes are excluded from the computation of diluted net income per share as the impact would be antidilutive.

   The computation of basic and diluted net loss per share for the nine months ended October 31, 1999 excludes approximately 3.7 million shares of common stock which are subject to repurchase, options to

                               BEA SYSTEMS, INC.

purchase approximately 23.9 million shares of common stock as well as the conversion of the 2005 Notes (See Note 4), which were convertible into approximately 37.9 million shares of common stock, as such impact would be antidilutive.

Note 4. Convertible Subordinated Debt Offering

   The Company has two Convertible Subordinated Notes (the "2005 Notes" and the "2006 Notes" or "Notes") which are subordinated to all existing and future senior indebtedness of the Company. The principal amounts of the Notes are convertible at the option of the holder at any time into common stock of the Company at their respective conversion rates. At the end of the third quarter of fiscal 2001, none of the 2006 Notes have been converted to common stock and approximately $238.2 million of the 2005 Notes had been converted to common stock, leaving approximately $550.0 million and $11.8 million as remaining principal, respectively. The Company incurred no debt conversion premium in the quarter ended October 31, 2000 and $236,000 of debt conversion premium in the nine month period ended October 31, 2000, which was charged to interest expense.

Note 5. Accumulated Other Comprehensive Loss

   The components of accumulated other comprehensive loss are as follows (in thousands):

                                                       October 31, January 31,
                                                          2000        2000
                                                       ----------- -----------
      Foreign currency translation adjustment.........   $(4,019)    $  (962)
      Unrealized loss on available-for-sale
       investments, net of tax........................      (442)       (317)
                                                         -------     -------
      Total accumulated other comprehensive loss......   $(4,461)    $(1,279)
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

 Employer Payroll Taxes

   The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. For the three and nine months ended October 31, 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $3.1 million and $8.5 million, respectively. For both the three and nine months ended October 31, 1999, the employer payroll taxes related to stock option exercises were not significant. Because the Company is unable to predict these employer payroll taxes, the Company is unable to predict what, if any, expense will be recorded in a future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of BEA Systems, Inc. ("BEA" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2000. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding future operating results, the extension of computer systems to the Internet, opportunity for expansion of our business, additional acquisitions or licensing of technology, seasonality of orders, continuation of certain products and services accounting for a majority of revenues, continued investment in product development, product releases, growth in markets, consolidation among companies, investing in sales channels and marketing programs, increases in sales and marketing expenses and research and development expenses, devoting substantial resources to product development, continued hiring, expected amortization of goodwill, continuing to make additional acquisitions, satisfaction of cash requirements, the effects of the adoption of new accounting pronouncements, the recognition of operating losses from WebGain, the establishment of product distribution arrangements and the improvement in financial reporting and controls. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Effect of New Accounting Pronouncements" and "Factors That May Impact Future Operating Results", as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

Overview

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-business infrastructure software that helps companies of all sizes build e-business systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. BEA's products are marketed and sold worldwide primarily through BEA's direct sales force, and also through hardware vendors, independent software vendors ("ISVs") and systems integrators ("SIs") that are BEA partners and distributors. BEA's products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, telecommunications, airlines, services, retail, manufacturing, package delivery, insurance and government. The BEA WebLogic E-Business Platform provides infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. BEA's products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for BEA products are typically priced on a per-central processing unit basis, but BEA also offers licenses priced on a per-user basis.

   The Company's core business has been providing infrastructure for e-business systems and high-volume transaction systems, such as Web-based retail sites, inventory systems, telecommunications billing applications, commercial bank ATM networks and account management systems, credit card billing systems and securities trading account management systems. These Web-based and distributed systems must be highly available, scale to process high transaction volumes and accommodate large numbers of users. As the Internet and e-commerce continue to develop and become more richly integrated, systems that historically had been strictly internal are now being extended to the Internet, such as telecommunications, bank and credit card account information.

   BEA provides an e-business platform that is designed to address this demand and help companies quickly develop and integrate e-business initiatives and reliably deliver a wider range of dynamic, personalized services. In addition, BEA provides a personalization engine and components used to build common e-commerce functionality, such as online catalog, dynamic pricing, shopping cart and order processing.

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

   Investment in Distribution Channel. BEA is currently investing in building its direct sales and consulting capacity by aggressively hiring sales, technical sales support and consulting personnel. In addition, in August 2000, BEA announced a major planned investment in expansion of its indirect distribution network through stronger relationships with system platform companies, packaged application software developers, systems integrators and independent consultants, independent software vendors, and distributors. These investments result in an immediate increase in expenses, especially in sales and marketing, and diversion of revenue-bearing training services to training of participants in the indirect channel.

   Service Revenues as a Percentage of Total Revenues. As of October 31, 2000, service revenues increased as a percentage of total revenues. BEA believes that its customer base has been in the process of transitioning to mission-critical applications based on Java, EJB, and, in some cases, CORBA, programming models, but that customers typically have not had sufficient numbers of system architects and application developers experienced in building large, reliable systems on these programming models. BEA believes that by providing its customers with additional services, especially in architecting, building and deploying Java, EJB and CORBA systems, and training system architects and customers' application developers to develop these systems, BEA can help facilitate customers' deployment of systems based on our platform products. An important element of the strategy of investing in an indirect distribution channel is to supplement BEA's services offerings through relationships with systems integrators, allowing BEA to focus on architecture services and increase the number of projects available for licensing BEA's products through systems integrators' application development efforts. Investment in these efforts results in an immediate increase in expenses, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Product Development. In Fiscal 2001, BEA continues to invest in product development, particularly BEA WebLogic Collaborate(TM), BEA WebLogic Commerce Server(TM), BEA WebLogic Personalization Server(TM) and new releases of BEA WebLogic Server(TM). BEA WebLogic Collaborate(TM) is business-to-business integration software that provides an open, scalable and dynamic way to rapidly create and manage multi-party trading exchanges. BEA WebLogic Commerce Server(TM) and BEA WebLogic Personalization Server(TM) help enable companies to quickly deliver highly personalized e-commerce applications. BEA WebLogic Server(TM) accounts for the majority of BEA's license revenues and is a platform for Java and EJB applications. BEA recently announced a major release of this product, which adds new transaction, multicasting, Java messaging services and XML support, as well as other features; the release is scheduled to become generally available in the fourth quarter of fiscal 2001. BEA's planned investment in these efforts may affect BEA's anticipated overall financial results, particularly cost of revenues as a percentage of total revenues and research and development expense as a percentage of total revenues, and may create product transition concerns in BEA's customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Acquisitions. Since its inception, BEA has acquired several companies and product lines, as well as distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the values of which are being amortized and charged to BEA's operating results over periods ranging from two to five years after completion of the acquisitions. BEA's management views the markets for its products as growing, and that companies serving those markets are consolidating. This consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and service offerings and to add new, related lines of business. BEA anticipates that it will make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations, beginning in the periods in which any such acquisition is completed.

Results of Operations

 Three and nine months ended October 31, 2000 and 1999

 Revenues

   BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased 77.2 percent from the quarter ended October 31, 1999 to the quarter ended October 31, 2000. Total revenues also increased 78.8 percent from the nine months ended October 31, 1999 to the nine months ended October 31, 2000. These increases reflect the continued adoption of our solutions for e-business systems, resulting in additional sales to existing customers and new customer accounts, and increases in demand for consulting services.

   License Revenues. License revenues increased 64.5 percent from the third quarter of fiscal 2000 to the third quarter of fiscal 2001. For the nine months ended October 31, 2000, license revenues increased 59.8 percent from the nine months ended October 31, 1999. These increases were mainly due to adoption of our products for e-commerce systems, expansion of our direct sales force and introduction of new products and new versions of existing products. License revenues as a percentage of total revenues represented 57.2 percent and 61.6 percent of revenues in the third quarters of fiscal 2001 and 2000, respectively, and 56.3 percent and 63.0 percent of total revenues for the nine months ended October 31, 2000 and 1999, respectively. These percentage decreases were attributable to the significant increase in service revenues as a result of increased demand for, and capacity of, our consulting services offerings.

   Service Revenues. Service revenues increased 97.4 percent in the third quarter of fiscal 2001 compared with the same quarter in fiscal 2000. For the nine months ended October 31, 2000, service revenues increased 111.2 percent from the same period of the prior fiscal year. Service revenues as a percentage of total revenues represented 42.8 percent and 38.4 percent of total revenues in the third quarters of fiscal 2001 and 2000, respectively, and 43.7 percent and 37.0 percent of total revenues for the nine months ended October 31, 2000 and 1999, respectively. These increases were primarily due to the increased revenues from consulting resulting from an increased customer base and increased number of service personnel and consultants as a result of the Company's increased focus on service offerings.

   International Revenues. International revenues accounted for 40.6 percent of total revenue in both quarters ended October 31, 2000 and 1999. For the nine months ended October 31, 2000 and 1999, international revenues were 41.3 percent and 40.6 percent of total revenues, respectively.

   Revenues from the European, Middle East and Africa region ("EMEA") and Asia/Pacific region ("APAC") increased in the third quarter of fiscal 2001 to $60.4 million and $28.0 million, respectively, from

$33.1 million and $17.8 million in the same quarter of the prior fiscal year. Revenues from EMEA represented 27.0 percent of total revenues in the third quarter of fiscal 2001, compared with 26.2 percent in the same quarter of the prior fiscal year and 29.0 percent compared with 29.9 percent for the nine month periods ended October 31, 2000 and 1999, respectively. Revenues from APAC represented 12.5 percent of total revenues in the third quarter of fiscal 2001, compared with 14.1 percent in the same quarter of the prior fiscal year and
11.3 percent compared with 10.4 percent for the nine month periods ended October 31, 2000 and 1999, respectively. Revenues from other non-United States regions were immaterial.

 Cost of Revenues

   Total cost of revenues represented 31.7 percent and 28.2 percent of total revenues in the quarters ended October 31, 2000 and 1999, respectively. For the nine months ended October 31, 2000 and 1999, cost of revenues represented 33.3 percent and 28.6 percent, respectively. The increases were primarily due to the increase in service revenues as a percentage of total revenues. Service revenues carry a substantially higher cost of revenues than software licenses. Amortization charges included in cost of revenues also contributed to the increase.

   Cost of Licenses. Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs as well as royalties paid to third parties. Cost of licenses represented
3.8 percent and 1.7 percent of license revenues in the third quarters of fiscal 2001 and 2000, respectively. For the nine months ended October 31, 2000 and 1999, cost of licenses represented 4.1 percent and 1.7 percent of license revenues, respectively. These increases were due to increased royalties paid to third parties, which occurred in the fourth quarter of fiscal 2000.

   Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 103.4 percent in the third quarter of fiscal 2001 compared to the same quarter of the prior fiscal year. For the nine months ended October 31, 2000, cost of services increased 119.0 percent from the same period of the prior fiscal year. These increases were the result of overall increased demand for the Company's consulting services, increased professional services' headcount and the expansion of customer support centers in Europe and Asia. Cost of services represented 58.1 percent and 56.4 percent of service revenues in the quarters ended October 31, 2000 and 1999, respectively. For the nine months ended October 31, 2000 and 1999, cost of services represented 58.5 percent and 56.4 percent of service revenues, respectively. These percentage increases in cost of services overall were a result of increased costs attributable to increased consulting services, which carry a higher cost than other services.

   Amortization of Certain Acquired Intangible Assets, included in Cost of Revenues. The amortization of certain acquired intangible assets, consisting of developed technology, distribution rights, trademarks and tradenames, totaled $10.4 million and $6.9 million for the third quarters of fiscal 2001 and 2000, respectively. For the nine months ended October 31, 2000 and 1999, amortization of certain acquired intangible assets included in cost of revenues totaled $30.6 million and $21.0 million, respectively. These increases were primarily due to intangible assets resulting from a number of strategic acquisitions, particularly the fiscal 2000 acquisition of The Theory Center, Inc. ("TTC"). In the future, amortization expense associated with these intangible assets recorded prior to October 31, 2000 is expected to total $8.7 million for the fourth quarter of fiscal 2001, and approximately $23.0 million, $15.1 million, and $8.1 million for the fiscal years ending January 31, 2002, 2003 and thereafter, respectively.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 57.6 percent in the third quarter of fiscal 2001 compared with the same quarter of the prior fiscal year. For the nine months ended October 31, 2000, sales and marketing expenses increased 59.9 percent from the same period of the prior fiscal year. These increases were due to increased commissions on the Company's increased revenue base, the expansion of the Company's direct sales force and an increase in marketing personnel and programs. Sales and marketing expenses decreased as a percentage of revenues to 39.7 percent from 44.6 percent in the third quarters ended October 31, 2000 and 1999, respectively, and to
41.6 percent from 46.5 percent for the nine months ended October 31, 2000 and 1999, respectively. These decreases were due to the allocation of the increased sales and marketing expenses over a larger revenue base. The Company expects to continue to invest in expansion of the direct and indirect sales channels, as well as marketing programs to promote the Company's products and brand. Accordingly, the Company expects sales and marketing expenses to continue to increase in future periods.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased 38.9 percent in the third quarter of fiscal 2001 compared with the same quarter in fiscal 2000. For the nine months ended October 31, 2000, research and development expenses increased 49.6 percent from the same period of the prior fiscal year. These increases were attributed to an increase in product development personnel and related expenses. Research and development expenses represented 10.4 percent and 13.2 percent of total revenues in the third quarters of fiscal 2001 and 2000, respectively, and 11.3 percent and 13.5 percent of total revenues in the nine months ended October 31, 2000 and 1999, respectively. These decreases were primarily due to the allocation of the increased research and development expenses over a larger revenue base. The Company expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

   General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 54.8 percent in the third quarter of fiscal 2001 compared with the same quarter of fiscal 2000. For the nine months ended October 31, 2000, general and administrative expenses increased 41.8 percent from the same period of the prior fiscal year. These increases were attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. General and administrative expenses represented 7.1 percent and 8.1 percent of total revenues for the quarters ended October 31, 2000 and 1999, respectively, and 7.0 percent and 8.8 percent of total revenues for the nine month periods ended October 31, 2000 and 1999, respectively. These decreases were primarily due to the allocation of the increased general and administrative expenses over a larger revenue base.

   Amortization of Goodwill. Amortization of goodwill increased in the third quarter of fiscal 2001, compared to the third quarter of fiscal 2000, due to goodwill resulting from various acquisitions completed in fiscal 2000 and in the first nine months of fiscal 2001. In the future, amortization of goodwill recorded prior to October 31, 2000 is expected to total $15.6 million for the fourth quarter of fiscal 2001, and approximately $54.2 million, $45.3 million, and $34.6 million for the fiscal years ending January 31, 2002, 2003 and thereafter, respectively.

   Acquisition related charges. In the third quarters of fiscal 2001 and 2000, respectively, there were no acquisition-related charges. For the nine months ended October 31, 2000, acquisition related charges were related to the write-off associated with the acquired in-process research and development of approximately $2.2 million relating to The Workflow Automation Corporation ("Workflow") acquisition, which occurred in the first quarter of fiscal 2001.

   Interest Expense; Interest Income and Other, Net. Interest expense was $5.6 million in the third quarter of fiscal 2001, compared with $2.5 million in the same quarter of the prior fiscal year. For the nine months ended October 31, 2000, interest expense increased to $17.2 million, compared to $7.5 million for the same period of the prior fiscal year. These increases were due to a higher average amount of outstanding borrowings, primarily due to the issuance of $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") in the last quarter of fiscal 2000. Interest income and other, net in the third quarter of fiscal 2001 and 2000 was $11.7 million and $3.0 million, respectively, and for the nine months ended October 31, 2000 and 1999 was $33.0 million and $7.3 million, respectively. These increases were due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's debt and equity offerings.

   Provision for Income Taxes. The Company has provided for income taxes of $6.9 million and $11.4 million for the quarter and nine months ended October 31, 2000, respectively, as compared to $3.8 million and $7.1 million for the quarter and nine months ended October 31, 1999. The income tax expense provided in both years consist primarily of US federal minimum tax, US current state income taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increases in income taxes provided for in the quarter ended October 31, 2000 and through the first nine months of fiscal 2001, relative to the same periods in the prior fiscal year, were primarily due to an overall increase in US federal minimum tax, US current state income taxes, and foreign withholding taxes.

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

Liquidity and Capital Resources

   As of October 31, 2000, cash, cash equivalents and short-term investments totaled $860.1 million, up from $803.1 million at January 31, 2000. The increase in cash, cash equivalents and short-term investments was primarily due to cash generated from operations, in the amount of $149.9 million, offset by cash used in the acquisitions of the services business of Bauhaus Technologies, Inc. ("Bauhaus") and The Object People, Inc. ("TOP"), and the Company's strategic equity investments in privately-held companies.

   Cash generated from operating activities rose to $149.9 million for the nine months ended October 31, 2000, compared with $56.3 million generated in the same period of the prior fiscal year. Cash provided by operating activities for the nine months ended October 31, 2000 and 1999, respectively, resulted primarily from net income adjustments made for non-cash items such as acquisition related charges and depreciation, as well as increases in deferred revenues and accrued liabilities, offset by increases in accounts receivable.

   Investing activities consumed $169.4 million for the nine months ended October 31, 2000, compared with $75.2 million in the same period of the prior fiscal year. Cash used for investing activities for the first nine months of fiscal 2001 was primarily for strategic acquisitions and equity investments in privately-held companies amounting to an aggregate of $101.9 million, capital expenditures of $29.5 million and purchases of short-term investments of $38.0 million. In the same period of the prior fiscal year the primary use of cash for investing activities was due to purchases of short-term investments and purchases of computer equipment, furniture and leasehold improvements.

   The Company generated $44.0 million from financing activities in the first nine months of fiscal 2001, compared with $16.7 in the same period of fiscal 2000. The primary source of cash from financing activities in both the first nine months of fiscal 2001 and 2000 was the proceeds received from employee stock purchases and the issuance of common stock by BEA pursuant to stock option exercises.

   As of October 31, 2000, the Company's outstanding short and long-term debt obligations were $581.3 million, up from $582.9 million at January 31, 2000. At October 31, 2000, the Company's outstanding debt obligations consisted principally of the $561.8 million of convertible notes and $19.5 million of other short-term and long-term debt. At January 31, 2000, the Company's outstanding debt obligations consisted principally of $572.5 million of convertible notes and $10.4 million of other short-term and long-term debt.

   In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through October 31, 2001. However, the Company expects to make additional acquisitions and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

Effect of New Accounting Pronouncements

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") and amended it in March 2000. BEA is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2001. The Company does not expect that the adoption of SAB 101 will have a material impact to the Company's financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In July 1999, FAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company will adopt FAS 133 effective February 1, 2001. The Company does not currently expect that the adoption of FAS 133 will have a material impact to its financial position or results of operations.

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

 Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price

   Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks in March, April and November 2000.

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

   A material portion of our revenues has been derived from large orders, as customers deployed our products. Increases in the dollar size of some individual license transactions have also increased the risk of fluctuation in future quarterly results. The majority of our revenue is derived from a large number of small development orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

   We are subject to employer payroll taxes when our employees exercise their stock options. The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes are recorded as an expense and are assessed at tax rates that vary depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

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

   Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenues Recognition, ("SOP 97-2") and SOP 98-4 and SOP 98-9, which amend certain provisions of SOP 97-2, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). BEA is required to adopt the provisions of SAB 101 in its fourth fiscal quarter of 2001. Additional implementation guidelines and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to recognize lower revenue and profits.

 It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

   We were incorporated in January 1995 and therefore have a limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic(TM), a software product which we acquired in September 1998, and from BEA TUXEDO(TM), a software product to which we acquired worldwide distribution rights in

February 1996, and fees for software products and services related to WebLogic and TUXEDO. We have also acquired a number of additional businesses, technologies and products. Our limited operating history and the need to integrate a number of separate and independent business operations subject our business to numerous risks. At October 31, 2000, we had an accumulated deficit of approximately $204.8 million. In addition, in connection with certain acquisitions completed prior to October 31, 2000, we recorded approximately $499.1 million as intangible assets and goodwill. Under Generally Accepted Accounting Principles, intangible assets and goodwill are required to be amortized in future periods. Approximately $294.5 million of these assets have been amortized as of October 31, 2000, and we expect to amortize the remaining amount of approximately $204.6 million in future periods through our fiscal year ending January 31, 2005. We expect to amortize $24.3 million of such intangible assets and goodwill over the remaining quarter of fiscal 2001. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will be profitable in any future period, and recent operating results should not be considered indicative of future financial performance.

   BEA has a non-voting preferred stock and convertible debt interest (representing approximately 45 percent ownership interest) in WebGain, Inc. ("WebGain"), a private company, that has experienced operating losses since its inception. Other shareholders of WebGain include venture capital funds managed by E.M. Warburg, Pincus & Co., Inc., of which certain BEA directors are Managing Directors. To the extent that WebGain's aggregate losses exceed its common stockholders' equity, BEA would begin recognizing losses in a manner similar to the equity method of accounting, with such losses being limited to the extent of BEA's investment in and loans to WebGain. As of October 31, 2000, BEA has an investment in and loans to the company aggregating $60 million and no obligation to provide additional funding. Based on WebGain's historical financial results and current estimates of WebGain's future operations, BEA does not expect to recognize WebGain losses in the immediate future, if ever. However, the amount of any future WebGain losses and the period in which BEA would begin recognizing such losses, if ever, is subject to several factors that cannot be predicted with certainty. Factors include: timing and size of any future acquisitions by WebGain, amount of WebGain's operational profits or losses, dilution or disposition of BEA's ownership of WebGain below the threshold for equity accounting, or conversion of BEA's ownership interest into common stock. If BEA is ever required to recognize WebGain losses, such losses could be material in relation to BEA's net income or loss at that time.

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

 Any failure to maintain ongoing sales through distribution channels could result in lower revenues

   To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers (ISVs), systems integrators and independent consultants (SIs), independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, OEMs and systems integrators. In particular, in August 2000, we announced a significant initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with additional ISVs to embed our Web application servers in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately develop our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. If we invest resources in these types of expansion and our revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

 If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

   The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server product), respond to changing customer requirements and develop and introduce in a timely manner new products (such as our WebLogic Collaborate product) that keep pace with technological and market developments and emerging industry standards. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

 The price of our common stock may fluctuate significantly

   The market price for our common stock may be affected by a number of factors, including developments in the Internet, software or technology industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of BEA and many such companies in March, April and November 2000. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

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

 If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

   The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system and hardware vendors, such as IBM and Sun Microsystems, and database vendors, such as Oracle. In addition, another of our competitors, Microsoft, has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including future versions of Windows 2000. IBM and Oracle recently announced plans to invest significant amounts of money, engineering resources and marketing efforts in pursuing products that compete with ours. In addition, there are companies offering and developing application server and integration software products and related services that directly compete with products we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

   Our principal competitors currently include hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM and Sun Microsystems are the primary hardware vendors who offer a line of application server and integration solutions for its customers. IBM's sale of application server and integration functionality along with its IBM proprietary hardware systems requires us to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware and software sales. Due to these factors, if we do not differentiate our products based on functionality, interoperability with non-IBM systems, performance and reliability, and establish our products as more effective solutions to customers' needs, our revenues and operating results will suffer.

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

 Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

   It is possible that third parties could claim our current or future products infringe their rights including their patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages on settlement amounts, cease offering any subject technology and require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition.

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks

   International revenues accounted for 40.6 percent of our consolidated revenues for both the nine months ended October 31, 2000 and 1999, respectively. We sell our products and services through a network of branches and subsidiaries located in 30 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where we do business.

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

 If we are unable to manage our growth, our business will suffer

   We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 2,600 employees in over 89 offices in 30 countries at October 31, 2000. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. It is possible we will not be able to successfully implement improvements to our management information and control systems in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

 We have a high debt balance and large interest obligations

   At October 31, 2000, we had approximately $561.8 million of long-term indebtedness in the form of convertible notes. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our earnings are insufficient to cover our fixed charges.

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

                                          BEA SYSTEMS, INC.
                                          (Registrant)

                                          /s/ William M. Klein
                                          _____________________________________
                                          William M. Klein
                                          Chief Financial Officer and
                                          Executive Vice President--
                                           Administration
                                          (Duly Authorized Officer and
                                           Principal Financial Officer)
Dated: December 15, 2000