Form 10-K
period 2001-01-31
BEA SYSTEMS INC
filed 2001-05-01
CIK 1031798

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

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
  For the fiscal year ended January 31, 2001

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was sold on March 30, 2001, as reported on the Nasdaq National Market, was approximately $10,245,747,000. Shares of common equity held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

   As of March 30, 2001, there were approximately 392,420,640 shares of the Registrant's common stock outstanding.
                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be held July 11, 2001 are incorporated by reference in Part
                         III of this Form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                   FORM 10-K
                   For the Fiscal Year Ended January 31, 2001

                                     INDEX

                                                                          Page
                                                                          ----
                                  PART I

 Item 1.  Business......................................................    1
 Item 2.  Properties....................................................    8
 Item 3.  Legal Proceedings.............................................    8
 Item 4.  Submission of Matters to a Vote of Security Holders...........    8

                                 PART II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters......................................................    8
 Item 6.  Selected Financial Data.......................................    9
 Item 7.  Management's Discussion and Analysis of Financial Conditions
           and Results of Operations....................................   10
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk....   27
 Item 8.  Consolidated Financial Statements and Supplementary Data......   30
 Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.....................................   61

                                 PART IV

 Item 10. Directors and Executive Officers of the Registrant............   61
 Item 11. Executive Compensation........................................   61
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...................................................   61
 Item 13. Certain Relationships and Related Transactions................   61
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
           8-K..........................................................   61
 Signatures..............................................................  64

                                    PART I

FORWARD-LOOKING INFORMATION

   This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E (this "Annual Report") of the Securities and Exchange Act of 1934 (the "Exchange Act"). All statements in this Annual Report other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, all text under the heading "Business-- Strategy," statements regarding continued hiring in direct sales, support and services, indirect distribution channels, devoting substantial resources to product development, continuing to license and acquire software technologies and businesses, and continuing to recruit and hire experienced software developers, (ii) in Item 2, the statement regarding the adequacy of the Company's existing facilities to meet anticipated needs, (iii) in Item 3, the statement regarding the non-materiality of the liability of claims arising in the ordinary course of business, (iv) in Item 5, the statement regarding payment of cash dividends in the future, (v) in Item 7, statements regarding seasonal impacts, additional acquisitions, return on investment, investing in services offerings, improvement of total gross margins, expected timing and amount of amortization expenses, investment in sales channel expansion and marketing programs, commitment of substantial resources to product development and engineering, increase in general and administrative expenses, expansion of operations, sufficiency of cash to meet cash requirements, continuation of certain products accounting for the majority of revenues, distribution arrangements, and future hiring. These forward-looking statements involve risks and uncertainties, and it is important to note that BEA's actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Impact Future Operating Results." All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should consult the risk factors listed from time to time in the Company's Reports on Forms 10-Q and 8-K.

ITEM 1. BUSINESS.

Overview

   BEA Systems, Inc. ("BEA" or the "Company") is a leading e-business infrastructure software company. BEA's customers use BEA products as a deployment platform for Internet-based applications, including custom-built and packaged applications, and as a means for robust enterprise application integration among mainframe, client/server and Internet-based applications. In addition, BEA provides Enterprise Java Bean ("EJB")-based components which perform functions such as personalization, shopping cart, order tracking, inventory and pricing that are used in developing custom applications.

   The Company's products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, insurance, telecommunications, services, airlines, package delivery, software, retail, manufacturing, government, healthcare, communications and utilities. The BEA WebLogic E-Business Platform(TM) provides infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. BEA's products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for BEA products are typically priced on a per-central processing unit basis, but BEA also offers licenses priced on a per-user basis.

   BEA's products are marketed and sold worldwide through a network of BEA sales offices, the Company's Web site at www.bea.com, as well as distributors and alliances with hardware vendors, independent software vendors ("ISVs"), application service providers ("ASPs") and systems integrators ("SIs").

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

Products

   BEA provides a broad family of cross-platform software and services.

   BEA E-Commerce Server Products. BEA's application servers are software programs that function as the platform for applications that run in Internet or client/server environments, much like the operating system is the platform for applications that run on personal computers. In its role as an application platform, BEA's application server products perform a wide variety of services for applications, such as balancing loads among the hardware in the system, detecting and accommodating hardware unavailability (either through crashes or planned maintenance), brokering transactions within e-business systems between the Web-based user, the application and the database. By delegating a substantial portion of processing logic from the application to the application server, application servers create a standardized transaction processing environment which leads to extremely high levels of scalability, enhanced performance, increased availability and improved reliability.

   BEA E-Commerce Application Component Products. BEA's commerce servers help enable adaptable e-commerce applications that personalize customer interactions. With out-of-the-box commerce and personalization functionality, BEA customers can quickly build e-commerce sites that capture their customers' preferences and enhance their customer experience.

   BEA E-Commerce Integration Products. BEA delivers a comprehensive integration solution that enables businesses to manage interactions among their customers, suppliers and trading partners as well as among internal computer systems and legacy applications.

   BEA E-Commerce Services. Customers also rely on BEA's services offerings to develop system architectures, application designs, components or custom applications, to customize packaged applications and to integrate applications. Using BEA platforms, application components and services, BEA customers have been able to create robust e-commerce sites in a matter of weeks.

Strategy

   BEA's strategy is to extend its current leadership position in Java-based Web application servers and distributed transaction processing by penetrating new customer accounts, particularly e-commerce sites, through its products or services, and then to proliferate within those customers, servicing higher usage volumes and selling additional products. Key elements of BEA's strategy include:

  . Increasing direct sales capacity by hiring more direct sales representatives and by enabling the Web as an effective sales and communication channel. At the end of fiscal 2001, BEA had over 600 quota-bearing sales representatives, a 60 percent increase over the end of fiscal 2000. In addition, system and application developers are able to download free trial versions through the Company's Web site at www.bea.com.

  . Increasing indirect sales capacity by aggressively allying with ISVs, ASPs, SIs, hardware vendors and value added resellers. At the end of fiscal 2001, BEA had signed more than 1,500 customer and channel partnerships and alliances to promote, sell and service BEA products.

  . Generating repeat business from existing customers through servicing increasing usage volumes and selling additional products or services. BEA often generates repeat business as customers increase their system capacity, expand into new territories or lines of business, or increase the number of applications installed on BEA platforms.

  . Enhancing technology leadership through research and development efforts and through acquisition of complementary companies, products and technologies. Through BEA's research and development efforts or acquisitions, BEA has embraced new standards, such as Wireless Application Protocol ("WAP"), Simple Object Access Protocol ("SOAP") and Electronic Business XML ("ebXML"), and has added important features and functionality to its product line. BEA products have won several key industry awards and have received strong recommendations from key industry analysts.

  . Driving the continuing adoption of Enterprise Java, object-based solutions and e-business through development of products and participation in standards-setting bodies. BEA believes that EJB, object-based computing at the enterprise level, and electronic business will be important drivers for boosting demand for BEA solutions. BEA is participating in EJB standards setting groups and is also providing the most complete implementation of EJB available today.

Customers

   The total number of licensees of BEA products and solutions is greater than 9,400 worldwide. BEA's target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse, heterogeneous computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2001, 2000 or 1999.

Sales and Marketing

   BEA's sales strategy is to pursue opportunities worldwide within large organizations and organizations that are establishing e-businesses, through its direct sales, services and technical support organizations, complemented by indirect sales channels such as hardware original equipment manufacturers ("OEMs"), ISVs, ASPs and SIs. The Company currently intends to continue to add to its direct sales and support organizations in major worldwide markets, as well as investing in building its indirect distribution channel through relationships with SIs, packaged application developers and others.

   Direct Sales Organization. BEA markets its software and services primarily through its direct sales organization. As of January 31, 2001, BEA had over 1,970 employees in consulting, training, sales, support and marketing, including over 600 sales representatives, located in 90 offices in 30 countries. BEA is currently investing in building its direct sales capacity by aggressively hiring sales and technical sales support personnel. The Company typically uses a consultative, solution-oriented sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because the Company's solutions are typically used as a platform or integration tool for e-commerce initiatives or other applications that are critical to a customer's business, the Company focuses its initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

   Targeting Developers. BEA also markets its software directly to system and application developers. BEA makes available trial developer copies of many of its products available for free download over its Web site. There were over 900,000 downloads of BEA software in fiscal 2001. In addition, BEA periodically provides developer training and trial licenses through technical seminars in various locations worldwide. BEA also maintains a developers' Web site, with over 180,000 registered developers as of the end of fiscal 2001. The developers' Web site is designed to create a community among developers who use BEA products, providing a forum to exchange technical information and sample code, as well as feedback to BEA on BEA products and industry directions that BEA should pursue.

   Strategic Relations. An important element of the Company's sales and marketing strategy is to expand its relationships with third parties and strategic allies to increase the market awareness, demand and acceptance of BEA and its solutions. Allies have often generated and qualified sales leads, made initial customer contacts, assessed needs, recommended use of BEA solutions prior to BEA's introduction to the customer, and introduced BEA at high levels within the customer organization. A strategic ally can provide customers with additional resources and expertise, especially in vertical or geographic markets in which the partner has expertise, to help meet customers' system definition and application development requirements. Types of strategic alliances include:

     System platform companies. BEA's allies often act as resellers of BEA solutions, either under the BEA product name or integrated with the platform vendor's own software products, or recommend BEA products to their customers and prospects.

     Packaged application software developers. BEA licenses its software to packaged application software vendors. These vendors build on BEA software as an infrastructure for the applications they supply, giving these applications increased distribution, scalability and portability across all platforms on which the BEA platform runs. Customers can also easily integrate other applications built using BEA solutions with these packaged applications.

     Application service providers. ASPs buy and maintain the hardware, infrastructure software and application software necessary for Web sites and e-businesses, and rent access to these systems to their customers, primarily small and medium sized businesses, who do not have the resources or the desire to buy and maintain these systems themselves. BEA licenses its software to ASPs who use it as an exclusive or optional feature in their systems.

     Systems integrators and independent consultants. SIs often refer their customers to BEA, utilize BEA as a subcontractor in some situations, and build custom solutions on BEA products. BEA also works cooperatively with independent consulting organizations, often being referred to prospective customers by services organizations with expertise in high-end transactional applications.

     Distributors. To supplement the efforts of its direct sales force, BEA uses software distributors to sell its products in Europe, Asia, Latin America and, to a lesser degree, North America. As of January 31, 2001, the Company was represented by 36 distributors.

   Services. The Company believes that its services organization plays an important role in facilitating initial license sales and enabling customers to successfully architect, design, develop, deploy and manage systems and applications. Fees for services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. BEA's services organization works directly with end user customers and also with SIs. In addition, the Company offers introductory and advanced classes and training programs at the Company's offices, customer sites and training centers worldwide. These classes and training programs cover the use of BEA products and are designed for end user customers, SIs and packaged application developers.

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

Customer and Distributor Support

   The Company believes that a high level of customer support is integral to the successful marketing and sale of BEA solutions. Mission-critical applications require rapid support response and problem resolution. The Company's world-wide support and sales presence enhances its ability to rapidly respond, and to handle support in local languages, which the Company believes gives it an advantage over many of its competitors. The Company offers a variety of support offerings. Broad support offerings such as 7x24 support contracts are also available, typically on an annual fee basis. Telephone hot line support is offered worldwide at either a standard or around-the-clock level, depending on customer requirements. The Company maintains product and technology experts on call at all times worldwide and has support call centers located in San Jose, California; Paris, France; Yokohama, Japan; Seoul, Korea and Brisbane, Australia.

Competition

   The market for application server and integration software, and related software components and services, is highly competitive. BEA's competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and Hewlett-Packard and database vendors such as Oracle. Microsoft has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including its .NET Web services initiative. In addition, there are other companies offering and developing application server and integration software products and related services that directly compete with products the Company offers. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those the Company offers. A number of BEA's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than the Company.

   BEA's principal competitors currently include hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM, Sun Microsystems and Hewlett-Packard are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM's sale of application server and integration functionality along with its IBM proprietary hardware systems requires BEA to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware and software sales. Due to these factors, if the Company does not differentiate its products based on functionality, interoperability with non-IBM systems, performance and reliability, and establish its products as more effective solutions to customers' needs, its revenues and operating results will suffer.

   Microsoft has announced that it intends to include certain application server and integration functionality in its .NET Web services initiative. The bundling of competing functionality in versions of .NET servers requires BEA to compete with Microsoft in the Web services marketplace, where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, its greater name recognition, its substantial installed base and the integration of its broad product line and features into a Web services environment. The Company needs to differentiate its products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability, and needs to establish its products as more effective solutions to customers' needs. The Company may not be able to successfully differentiate its products from those offered by Microsoft, and Microsoft's entry into the application server and integration market could materially adversely affect the Company's business, operating results and financial condition.

   In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of its current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures could require BEA to reduce the price of its products and related services, which could materially adversely affect its business, operating results and financial condition. The Company may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon its business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline."

Product Development

   BEA's total research and development expenses were approximately $89.2 million, $61.0 million and $42.6 million in fiscal 2001, 2000 and 1999, respectively. The Company believes that its success will depend largely upon its ability to enhance existing products and develop or acquire new products that meet the needs of the rapidly evolving application server and application component marketplaces, and of increasingly sophisticated and demanding customers. The Company intends to continue to devote substantial resources to expanding its product offerings, introducing new products and services, and offering higher levels of integration among its products.

   BEA continues to invest in product development, particularly BEA WebLogic Collaborate(TM), BEA WebLogic Commerce Server(TM), BEA WebLogic Personalization Server(TM) and new releases of BEA WebLogic Server(TM). BEA WebLogic Collaborate(TM) is business-to-business integration software that provides an open, scalable and dynamic way to rapidly create and manage multi-party trading exchanges. BEA WebLogic Commerce Server(TM) and BEA WebLogic Personalization Server(TM) help enable companies to quickly deliver highly personalized e-commerce applications. BEA WebLogic Server(TM) accounts for the majority of BEA's license revenues and is a platform for Java and EJB applications. BEA recently announced a major release of BEA WebLogic Server(TM), which adds new transaction, multicasting, Java messaging services and XML support, as well as other features. BEA's planned investment in these efforts may affect BEA's anticipated overall financial results, particularly cost of revenues as a percentage of total revenues and research and development expense as a percentage of total revenues, and may create product transition concerns in BEA's customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize. The Company intends to continue to consider the licensing and acquisition of complementary software technologies and businesses where appropriate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Impact Future Operating Results--If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase."

   The Company's software development activities are conducted in various sites throughout the United States including San Jose and San Francisco, California; Plano, Texas; Maynard, Massachussetts; Liberty Corner, New Jersey; Nashua, New Hampshire; Boulder, Colorado; and Toronto, Canada. As of January 31, 2001, the Company had a research and software development staff of over 500 professionals. The Company intends to continue to recruit and hire experienced software developers. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop new products and increase revenue.

Intellectual Property and Licenses

   BEA's success depends upon its proprietary technology. The Company relies on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. It is possible that other companies could successfully challenge the validity or scope of BEA's patents and that BEA's patents may not provide a competitive advantage to BEA.

   As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners and into license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use its products or technology without authorization, or develop similar technology independently. In particular, the Company has, in the past, provided certain hardware OEMs with access to its source code, and any unauthorized publication or proliferation of this source code could materially adversely affect its business, operating results and financial condition. It is difficult for BEA to police unauthorized use of its products, and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of its proprietary rights may not be adequate and its competitors could independently develop similar technology, duplicate its products, or design around patents and other intellectual property rights the Company holds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues and increase our costs."

Employees

   As of January 31, 2001, BEA had approximately 3,000 full-time employees, including 500 in research and development, 1,970 in consulting, training, sales, support and marketing and 530 in administration. None of BEA's employees are represented by a collective bargaining agreement, and BEA has never experienced any work stoppage. BEA considers its relations with its employees to be good.

ITEM 2. PROPERTIES.

   BEA's executive offices and those related to product development, corporate marketing and administrative functions, totaling approximately 224,000 square feet, are located in San Jose, California under leases expiring in 2007. The Company has subleased approximately 36,000 square feet of such offices. The Company also leases office space in various locations throughout the United States for sales, support and development personnel, and BEA's foreign subsidiaries lease space for their operations. The Company owns substantially all of the equipment used in its facilities, except equipment held under capitalized lease arrangements. The Company believes its existing facilities will be adequate to meet its anticipated needs for the foreseeable future. See
Note 15 of Notes to Consolidated Financial Statements for information regarding the Company's lease obligations. In the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to its San Jose, California offices to construct additional corporate offices and research and development facilities. See Note 17 of Notes to Consolidated Financial Statements for information regarding the Company's lease agreement in fiscal 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                    PART II

   On each of December 19, 1999 and April 24, 2000, the Company effected two-for-one common stock splits in the form of stock dividends. All common stock share information and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effects of the stock splits.

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

   Since its initial public offering on April 11, 1997, the Company's common stock has traded on the Nasdaq National Market under the symbol "BEAS." According to the Company's transfer agent, the Company had approximately 717 stockholders of record as of March 30, 2001. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

   The following table sets forth the high and low sales prices, as adjusted to reflect the two-for-one stock splits on each of December 19, 1999 and April 24, 2000, reported on the Nasdaq National Market for BEA common stock for the periods indicated:

                                                                   Low    High
                                                                  ------ ------
   Fiscal year ended January 31, 2001:
     Fourth Quarter.............................................. $41.75 $84.13
     Third Quarter...............................................  41.00  89.50
     Second Quarter..............................................  29.38  62.50
     First Quarter...............................................  25.50  78.88
   Fiscal year ended January 31, 2000:
     Fourth Quarter.............................................. $11.45 $47.50
     Third Quarter...............................................   5.25  11.59
     Second Quarter..............................................   3.67   8.03
     First Quarter...............................................   3.33   4.63

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

   During the fourth quarter of fiscal 2001, the Company had no issuances of equity securities that were not either registered under the Securities Act of 1933, as amended, (the "Securities Act") or exempt from registration under Regulation S of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA:

   The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

                               As of or for the fiscal year ended January 31,
                            -----------------------------------------------------
                             2001(2)   2000(2)   1999(1)(2) 1998(1)(2) 1997(1)(2)
                            --------- ---------  ---------- ---------- ----------
                                   (in thousands, except per share data)
   Total revenues.......... $ 819,760 $ 464,410   $289,042   $166,447   $64,566
   Net income (loss).......    17,082   (19,574)   (51,582)   (22,912)  (87,834)
   Net income (loss) per
    share:
   Basic...................      0.05     (0.06)     (0.18)     (0.11)    (2.21)
   Diluted.................      0.04     (0.06)     (0.18)     (0.11)    (2.21)
   Total assets............ 1,592,336 1,258,841    403,011    174,203    59,276
   Long-term obligations
    (3)....................   564,082   578,489    250,112        766    49,540
   Redeemable convertible
    preferred stock........        -         -          -          -     83,120

--------
(1) Restated to include the results of Leader Group, Inc. and WebLogic, Inc., which were acquired in pooling of interests transactions. In addition, all share and per-share amounts have been restated to reflect the two-for-one common stock splits on each of December 19, 1999 and April 24, 2000.
(2) No cash dividends have been declared or paid in any period presented.
(3) Excludes any long-term deferred tax liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-business infrastructure software that helps companies of all sizes build e-business systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. BEA's products are marketed and sold worldwide primarily through BEA's direct sales force, and also through hardware vendors, independent software vendors ("ISVs") and systems integrators ("SIs") that are BEA partners and distributors. BEA's products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, telecommunications, airlines, services, retail, manufacturing, package delivery, insurance and government. The BEA WebLogic E-Business Platform(TM) provides infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. BEA's products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for BEA products are typically priced on a per-central processing unit basis, but BEA also offers licenses priced on a per-user basis.

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

   Investment in Distribution Channels. BEA is currently expanding its direct sales capacity by aggressively hiring sales and technical sales support personnel. In addition, in August 2000, BEA announced a major planned investment in expansion of its indirect distribution network through stronger relationships with system platform companies, packaged application software developers, SIs and independent consultants, ISVs, and distributors. These investments result in an immediate increase in expenses, especially in sales and marketing.

   Service Revenues as a Percentage of Total Revenues. For the year ended January 31, 2001, service revenues increased as a percentage of total revenues. BEA believes that its customer base has been in the process of transitioning to mission-critical applications based on Java, Enterprise Java Beans ("EJB"), and, in some cases, CORBA programming models, but that customers typically have not had sufficient numbers of system architects and application developers experienced in building large, reliable systems on these programming models. BEA believes that by providing its customers with additional services, especially in architecting, building and deploying Java, EJB and CORBA systems, and training system architects and customers' application developers to develop these systems, BEA can help facilitate customers' deployment of systems based on our platform products. An important element of our strategy of investing in an indirect distribution channel is to supplement BEA's service offerings through relationships with SIs and other strategic partners, allowing BEA to focus on architecture services and increase the number of projects available for licensing BEA's products through SIs' application development efforts. Investment in these efforts results in an immediate increase in expenses, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Over the four quarters of fiscal 2001, as we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our lower-margin consulting services. As a result, services revenue as a percentage of total revenue has dropped from 44.5 percent in the first quarter of fiscal 2001 to
37.9 percent in the fourth quarter of fiscal 2001. This trend may continue or even worsen, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens.

   Product Development. In fiscal 2001, BEA continued to invest in product development, particularly BEA WebLogic Collaborate(TM), BEA WebLogic Commerce Server(TM), BEA WebLogic Personalization Server(TM) and new releases of BEA WebLogic Server(TM). BEA WebLogic Collaborate(TM) is business-to-business integration software that provides an open, scalable and dynamic way to rapidly create and manage multi-party trading exchanges. BEA WebLogic Commerce Server(TM) and BEA WebLogic Personalization Server(TM) help enable companies to quickly deliver highly personalized e-commerce applications. BEA WebLogic Server(TM) accounts for the majority of BEA's license revenues and is a platform for Java and EJB applications. BEA recently announced a major release of BEA WebLogic Server(TM), which adds new transaction, multicasting, Java messaging services and XML support, as well as other features. This release became generally available in the fourth quarter of fiscal 2001. BEA's planned investment in these efforts may affect BEA's anticipated overall financial results, particularly cost of revenues as a percentage of total revenues and research and development expense as a percentage of total revenues, and may create product transition concerns in BEA's customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Acquisitions. Since its inception, BEA has acquired several companies and product lines, as well as distribution rights to product lines. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the values of which are being amortized and charged to BEA's operating results over periods ranging from two to five years after completion of the acquisitions. BEA's management views the markets for its products as growing, and that companies serving those markets are consolidating. This consolidation presents an opportunity for BEA to further expand its product lines and functionality, distribution capacity and service offerings and to add new, related lines of business. BEA anticipates that it may make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations, beginning in the periods in which any such acquisition is completed.

   Employer Payroll Taxes. The Company is subject to employer payroll taxes when employees exercise stock options. These payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. During fiscal 2001, the Company incurred $13.3 million of employer payroll tax expense resulting from employee exercises of stock options. Because we are unable to predict how many stock options will be exercised, at what price and in which country, we are unable to predict what, if any, expense will be recorded in a future period.

Results of Operations

   The following table sets forth certain line items in BEA's consolidated statements of operations as a percentage of total revenues for the fiscal years ended January 31, 2001, 2000, and 1999.

                                                        Fiscal year ended
                                                           January 31,
                                                        --------------------
                                                        2001   2000    1999
                                                        -----  -----   -----
   Revenues:
     License fees......................................  58.1%  63.1%   66.9%
     Services..........................................  41.9   36.9    33.1
                                                        -----  -----   -----
       Total revenues.................................. 100.0  100.0   100.0
   Cost of revenues:
     Cost of license fees(1)...........................   4.1    2.2     1.7
     Cost of services(1)...............................  57.6   57.1    59.8
     Amortization of certain acquired intangible
      assets...........................................   4.7    6.5     8.1
                                                        -----  -----   -----
       Total cost of revenues..........................  31.2   29.0    29.0
                                                        -----  -----   -----
   Gross margin........................................  68.8   71.0    71.0
   Operating expenses:
     Sales and marketing...............................  40.9   45.5    48.1
     Research and development..........................  10.9   13.1    14.7
     General and administrative........................   7.0    8.2     8.6
     Amortization of goodwill..........................   7.2    3.4     1.0
     Acquisition-related charges.......................   0.3    0.6    14.6
                                                        -----  -----   -----
   Income (loss) from operations.......................   2.5    0.1   (16.0)
   Interest income (expense) and other, net............   3.3   (1.3)   (0.2)
                                                        -----  -----   -----
   Income (loss) before provision for income taxes.....   5.8   (1.2)  (16.2)
   Provision for income taxes..........................   3.7    3.0     1.7
                                                        -----  -----   -----
   Net income (loss)...................................   2.1%  (4.2)% (17.8)%
                                                        =====  =====   =====

--------
(1) Cost of license fees and cost of services are stated as a percentage of license fees and services, respectively.

 Revenues

   BEA's revenues are derived from fees for software licenses, customer support, education and consulting services. Total revenues increased 76.5 percent to $819.8 million in fiscal 2001 from $464.4 million in fiscal 2000, when it increased 60.7 percent from $289.0 million in fiscal 1999. These increases reflect the continued adoption of our software solutions.

   License Revenues. License revenues increased 62.7 percent to $476.6 million in fiscal 2001 from $292.9 million in fiscal 2000, when it increased 51.3 percent from $193.5 million in fiscal 1999. These increases were mainly due to the rapid adoption of BEA WebLogic Server(TM) as well as the adoption of other products in our WebLogic E-Business Platform(TM), expansion of our direct sales force, introduction of new products and new versions of existing products. License revenues as a percentage of total revenues decreased from
63.1 percent in fiscal 2000 to 58.1 percent in fiscal 2001 and from 66.9 percent in fiscal 1999 to 63.1 percent in fiscal 2000. These percentage decreases were attributable to the significant increase in service revenues.

   Service Revenues. Service revenues increased 100.0 percent to $343.2 million in fiscal 2001 from $171.6 million in fiscal 2000, when it increased
79.6 percent from $95.5 million in fiscal 1999. Service revenues as a percentage of total revenues increased from 36.9 percent in fiscal 2000 to 41.9 percent in fiscal 2001 and increased from 33.1 percent in fiscal 1999 to 36.9 percent in fiscal 2000. The Company's service business experienced very strong growth in support, education and consulting, particularly outside the U.S. Over the four quarters of fiscal 2001, as we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our lower-margin consulting services.

   International Revenues. International revenues increased 81.8 percent to $341.1 million in fiscal 2001 from $187.7 million in fiscal 2000 and increased
62.1 percent from $115.7 in fiscal 1999. International revenues as a percent of total revenues were 41.6 percent, 40.4 percent and 40.0 percent in fiscal 2001, 2000 and 1999, respectively. Revenues from the Europe, Middle East and Africa region ("EMEA") increased by 70.2 percent and 50.4 percent during fiscal 2001 and 2000, respectively. Revenues from the Asia/Pacific region ("APAC") increased by 104.7 percent and 125.9 percent during fiscal 2001 and 2000, respectively. Revenues from other international regions were insignificant. The increases were the result of expansion of the Company's international sales force.

 Cost of Revenues

   Total cost of revenues increased 89.7 percent to $255.8 million in fiscal 2001 from $134.8 million in fiscal 2000, when it increased by 61.1 percent from $83.7 million in fiscal 1999. Total cost of revenues as a percentage of total revenues represented 31.2 percent in fiscal 2001 and 29.0 percent in fiscal 2000 and 1999, respectively. The increase in fiscal 2001 was primarily due to the increase in cost of services, which carry a substantially higher cost of revenues than software licenses. Amortization charges included in cost of revenues also contributed to the increase.

   Cost of Licenses. Cost of licenses increased 206.0 percent to $19.7 million in fiscal 2001 from $6.4 million in fiscal 2000, when it increased 99.8 percent from $3.2 million in fiscal 1999. Cost of licenses includes expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs as well as royalties paid to third parties. Cost of licenses represented 4.1 percent, 2.2 percent and 1.7 percent of license revenues in fiscal 2001, 2000 and 1999, respectively. The increases were primarily due to increases in royalties paid to third parties primarily resulting from license agreements signed in the third quarter of fiscal 2000 which were in place for all of fiscal 2001.

   Cost of Services. Cost of services increased 101.6 percent to $197.6 million in fiscal 2001 from $98.0 million in fiscal 2000, when it increased by
71.4 percent from $57.2 million in fiscal 1999. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services represented 57.6 percent, 57.1 percent and
59.8 percent of service revenues in fiscal 2001, 2000 and 1999, respectively. Cost of services as a percentage of service revenues increased slightly in fiscal 2001 compared to fiscal 2000 due to an increase in consulting costs offset by a higher mix of support revenues. In contrast, cost of services as a percentage of service revenues decreased in fiscal 2000 as compared to fiscal 1999 due to spreading costs over a higher mix of support revenues versus consulting revenues.

   Amortization of Certain Acquired Intangible Assets, included in Cost of Revenues. The amortization of certain acquired intangible assets, consisting primarily of developed technology, non-compete agreements, distribution rights, trademarks and tradenames, totaled $38.5 million, $30.4 million and $23.3 million in fiscal 2001, 2000 and 1999, respectively. These increases were primarily due to additional intangible assets acquired as a result of a number of strategic acquisitions completed in fiscal 2000 and 2001, particularly the acquisition of The Theory Center, Inc. ("TTC"), which was completed in the fourth quarter of fiscal 2000. In the future, amortization expense associated with intangible assets recorded prior to January 31, 2001 is expected to total approximately $26.1 million, $17.1 million, $9.0 million and $129,000 for the fiscal years ending January 31, 2002, 2003, 2004 and thereafter, respectively.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 58.7 percent to $335.5 million in fiscal 2001 from $211.4 million in fiscal 2000 and increased
52.2 percent in fiscal 2000 from $138.9 million in fiscal 1999. These increases were due to the expansion of the Company's direct sales force, increased commissions on the Company's increased revenue base, an increase in marketing personnel, logo re-branding and advertising campaigns to build brand awareness. Sales and marketing expenses decreased as a percentage of total revenues to 40.9 percent in fiscal 2001 from 45.5 percent in fiscal 2000 and from 48.1 percent in fiscal 1999. These decreases were due to spreading the increased sales and marketing expenses over a larger revenue base. The Company expects to continue to invest in the expansion of the direct and indirect sales channels, as well as marketing programs to promote the Company's products and brand. Accordingly, the Company expects sales and marketing expenses to increase in absolute dollars.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and facilities expenses. Total expenditures for research and development increased
46.4 percent to $89.2 million in fiscal 2001 from $61.0 million in fiscal 2000 and increased 43.2 percent in fiscal 2000 from $42.6 million in fiscal 1999. These increases were attributed to an increase in product development personnel and expenses associated with the release of several new products and product versions. Research and development expenses represented 10.9 percent of total revenues in fiscal 2001 and 13.1 percent and 14.7 percent in fiscal 2000 and 1999, respectively. These decreases were primarily due to spreading the increased research and development expenses over a larger revenue base. The Company believes that a significant level of research and development is required to remain competitive and expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

   General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 51.3 percent to $57.6 million in fiscal 2001 from $38.1 million in fiscal 2000 and increased 52.9 percent in fiscal 2000 from $24.9 million in fiscal 1999. These increases were attributed to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. We expect general and administrative expenses to increase in absolute dollars, as we expand our operations.

   Amortization of Goodwill. Amortization of goodwill increased in fiscal 2001 compared to fiscal 2000, due to goodwill resulting from various acquisitions completed in fiscal 2001 and 2000. Amortization of goodwill totaled $59.2 million, $15.8 million and $3.0 million in fiscal 2001, 2000 and 1999, respectively. In the future, amortization of goodwill recorded prior to January 31, 2001 is expected to total approximately $53.9 million, $47.4 million, $36.1 million, and $1.0 million for the fiscal years ending January 31, 2002, 2003, 2004 and thereafter, respectively.

   Acquisition related charges. In connection with certain acquisitions, the Company acquired and expensed the cost of a number of research projects and products that were in process on the acquisition dates. In fiscal 2001, acquisition related charges were related to the write-off of the acquired in-process research and development of approximately $2.2 million relating to The Workflow Automation Corporation ("Workflow") acquisition, which occurred in the first quarter of fiscal 2001. In fiscal 2000, acquisition related charges of $3.0 million were related to the write-off of acquired in-process research and development relating to the acquisition of The Theory Center ("TTC"), while in fiscal 1999, acquisition related charges of $42.2 million were primarily related to the acquisition of the TOP END enterprise middleware technology and product family of the NCR Corporation.

   In October 2000, the Company completed its purchase of Bauhaus Technologies Inc. ("Bauhaus"), an IT and e-commerce consulting company. The purchase price was approximately $19.8 million in cash, and the acquisition was accounted for using the purchase method of accounting. Substantially all of the purchase price was allocated to intangible assets, including assembled workforce, non-compete agreements, customer base and goodwill. The intangibles are being amortized on a straight-line basis over two to three years.

   In April 2000, the Company completed its purchase of the services business of The Object People, Inc. ("TOP"), headquartered in Ottawa, Canada. The purchase price was approximately $20.5 million in cash. The acquisition was accounted for using the purchase method of accounting with substantially all of the purchase price allocated to intangible assets, including assembled workforce and goodwill. The intangibles are being amortized on a straight-line basis over three years.

   In March 2000, the Company acquired Workflow, a software development company based in Toronto, Canada. Workflow was purchased with a combination of $4.9 million of cash and the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share, resulting in a total purchase price of approximately $28.6 million. The acquisition was accounted for using the purchase method with substantially all of the purchase price allocated to intangible assets, including purchased technology, non-compete agreements, assembled workforce and goodwill. The intangibles are being amortized on a straight-line basis over lives ranging from two to four years.

   An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets. The Company recorded a charge to income of $2.2 million or $0.01 per diluted share, resulting from the write-off of acquired research and development. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed, in-process technology, non-compete agreements and assembled workforce.

   Core technology and in-process technology were identified and valued through analysis of Workflow's and BEA's current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

   The cost approach, which includes an analysis of the cost of reproducing or replacing the asset, was the methodology utilized in valuing assembled workforce. The income approach, which includes an analysis of the markets, cash flows and risks associated with achieving such cash flows, was the methodology utilized in valuing core technology, completed technology, in-process technology, and non-compete agreements. Each developmental project was evaluated to determine if there were any alternative future uses. This evaluation consisted of a specific review of each project, including the overall objectives of the project, progress toward such objectives, and uniqueness of the project. The net after-tax cash flows representing the cash flows generated by the respective core and in-process technologies were then discounted to present value. The discount was based upon an analysis of the weighted average cost of capital for the industry.

   In November 1999, BEA completed its merger with TTC. TTC was purchased with the issuance of approximately 10.9 million shares of BEA common stock and stock options valued at approximately $154.9 million. An independent valuation of the purchased assets was performed to assist the Company in determining the fair value of each identifiable and intangible asset and in the allocation of the purchase price. The transaction was accounted for using the purchase method with $3.0 million allocated to in-process technology, $122.4 million to goodwill and the remaining $29.5 million representing other intangible assets and liabilities assumed. The intangibles, including purchased technology, trademarks and tradenames, non-compete agreements, assembled workforce and goodwill, are being amortized on a straight-line basis over lives ranging from two to four years.

   Interest Expense. Interest expense was $22.9 million in fiscal 2001, compared to $20.4 million and $10.4 million in fiscal 2000 and 1999, respectively. The increases in fiscal 2001 and 2000 as compared to fiscal 1999 were due to a higher average amount of outstanding borrowings, primarily due to the issuance of $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") in fiscal 2000 and premiums paid in connection with the conversion of a majority of the $250 million 4% Convertible Subordinated Notes due June 12, 2005 ("2005 Notes") which were issued during fiscal 1999 and outstanding for substantially all of fiscal 2000.

   Interest Income and Other, Net. Interest income and other, net increased
247.2 percent to $50.1 million in fiscal 2001 from $14.4 million in fiscal 2000 and increased 44.7 percent from $10.0 million in fiscal 1999. These amounts include interest income of $47.9 million, $15.7 million and $9.1 million in fiscal 2001, 2000 and 1999, respectively. The increases in interest income were due to the investment of higher average cash, cash equivalents and short-term investment balances, generated primarily from the Company's debt and equity offerings.

   The Company recognized other income and expense of approximately $2.2 million during fiscal 2001. Other income related primarily to a net gain of $18.6 million as a result of the sale of a portion of the Company's investment in WebGain, Inc. ("WebGain") Series A Preferred Stock and an $18.0 million convertible note receivable from WebGain to Warburg, Pincus Equity Partners, LP ("WP Equity Partners"). In exchange for these Series A Preferred Shares and the convertible note, the Company received a note receivable from WP Equity Partners for approximately $50.0 million. The net gain in the aforementioned transaction was offset by the write-down of approximately $16.2 million of certain investments in equity securities which were determined to be other than temporarily impaired.

   The Company has a hedging program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. Net gains and losses on foreign currency transactions, which are included in interest income and other, net, were $(787,000), $287,000, and $340,000 in fiscal 2001, 2000 and 1999, respectively.

   The Company's international operations generally consist of sales, distribution and support organizations that generate revenues and incur product and service costs, marketing and general and administrative expenses in local currencies. Research and development, corporate marketing and administrative expenses are primarily incurred in U.S. dollars. Thus, a strengthening of local currencies against the U.S. dollar has a positive influence on international revenues translated into dollars and a negative effect on translated local costs and expenses. A weakening of local currencies has a negative effect on translated international revenues and a positive effect on translated local costs and expenses. BEA's hedging program is intended to moderate the impact of exchange rate changes on operating results and cash flow.

   Provision for Income Taxes. The Company has provided for income taxes of $30.4 million, $13.9 million and $4.9 million for fiscal 2001, 2000, and 1999, respectively. The income tax expense provided in each year consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increases in income taxes for fiscal 2001 relative to fiscal 2000 and fiscal 2000 relative to fiscal 1999 are primarily due to an overall increase in foreign corporate income taxes and service revenues and an increase in domestic state current taxes due to book/tax differences in the amortization of acquired intangibles and the timing of revenue recognition.

   Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("FAS 109"), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes BEA's historical operating performance and the reported cumulative net losses from prior years, the Company has provided a valuation allowance against its net deferred tax assets to the extent that they are dependent upon future taxable income for realization. The Company intends to evaluate the realizability of the deferred tax assets on a quarterly basis. See Note 9 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

   As of January 31, 2001, cash, cash equivalents and short-term investments totaled $940.9 million, up from $801.4 million at January 31, 2000. The increase in cash, cash equivalents and short-term investments was primarily due to cash generated from increased operating profitability and the sale of common stock.

   Cash generated from operating activities rose to $225.3 million in fiscal 2001, compared with $95.2 million in fiscal 2000 and $27.4 million in fiscal 1999. The increases were primarily due to increased operating profitability, increases in deferred revenues and accrued liabilities, offset partially by an increase in accounts receivable.

   Investing activities consumed $156.7 million of cash during fiscal 2001, compared with $119.9 million and $107.8 million in fiscal 2000 and 1999, respectively. Cash used for investing activities in fiscal 2001 was primarily for a number of strategic acquisitions and investments in equity and debt securities amounting to approximately $122.8 million, capital expenditures of $35.3 million, an increase in restricted cash of $3.4 million and purchases of short-term investments of $186.9 million, offset by maturities of short-term investments of $191.7 million. Cash used for investing activities in fiscal 2000 was primarily for a number of strategic acquisitions amounting to $66.0 million, capital expenditures of $17.8 million and purchases of short-term investments of $70.9 million, offset by maturities of short-term investments of $32.9 million. Cash used for investing activities in fiscal 1999 was primarily for a number of strategic acquisitions amounting to $99.4 million, capital expenditures of $13.2 million and purchases of short-term investments of $1.4 million offset by maturities of short-term investments of $6.2 million.

   The Company generated $81.7 million of cash from financing activities in fiscal 2001, compared with $554.2 million and $221.1 million in fiscal 2000 and 1999, respectively. The primary source of cash from financing activities in fiscal 2001 was the proceeds received from employee stock purchases and the issuance of common stock by BEA pursuant to stock option exercises of $85.7 million, partially offset by payments on the Company's outstanding obligations of $11.8 million. The primary source of cash from financing activities in fiscal 2000 was the issuance of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes"), net of $14.6 million of debt issuance costs. The primary source of cash from financing activities in fiscal 1999 was the issuance of the $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") offset by $5.3 million of net debt issuance costs. The main use of cash for financing activities in fiscal 1999 was for the payment in full of the $38.7 million outstanding note payable to Novell, Inc. related to the acquisition of distribution rights for Tuxedo(TM).

   As of January 31, 2001, the Company's outstanding short and long-term obligations were $577.4 million, up from $582.9 million at January 31, 2000. At January 31, 2001, the Company's outstanding obligations consisted of $561.4 million of convertible notes and $16.0 million of other short-term and long-term obligations. At January 31, 2000, the Company's outstanding obligations consisted of $572.5 million of convertible notes and $10.4 million of other short-term and long-term obligations.

   During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company's San Jose, California headquarters to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $17.5 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease payments will fluctuate from time to time depending on short-term interest rates. The Company has an option to purchase the land at the end of the term of the lease for the lesser of $331 million or the outstanding lease balance or, prior to the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease. As part of the lease transaction, the Company has restricted approximately $330 million of its investment securities as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. The Company must maintain certain covenants, as defined in the lease.

   In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through January 31, 2002. However, the Company may make additional acquisitions and may need to raise additional capital through future debt or equity financings to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

Effect of New Accounting Pronouncements

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") and amended it in March 2000. The application of SAB 101 has not had a material impact on the Company's financial position or results of operations.

   In June 1998, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In July 1999, FAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company will adopt FAS 133 effective February 1, 2001. The Company does not currently expect that the adoption of FAS 133 will have a material impact to its financial position or results of operations.

Factors That May Impact Future Operating Results

   BEA. operates in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations.

 Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price

   Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks since March 2000 to March 2001.

   We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

  . recent adverse economic conditions, which may increase the likelihood that customers will unexpectedly delay or cancel orders and result in revenue shortfalls

  .  difficulty predicting the size and timing of customer orders

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

   A material portion of our revenues has been derived from large orders, as customers deployed our products. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. The majority of our revenue originates with a large number of small development orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders and result in revenue shortfalls. This risk is particularly relevant with respect to large customer orders which are more likely to be cancelled or delayed and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like BEA, sell enterprise-wide software solutions, have recently announced that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

   Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, ("SOP 97-2") as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). BEA has adopted the provisions of SAB 101 in its fourth fiscal quarter of 2001. Additional implementation guidelines and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

 Our revenues are derived primarily from two main products and related services, and a decline in demand or prices for either products or services could substantially adversely affect our operating results

   We currently derive the majority of our license and service revenues from BEA WebLogic(TM), BEA TUXEDO(TM) and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic(TM), BEA TUXEDO(TM) or related services, such as a general economic slowdown, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have recently experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our lower-margin consulting services. This trend may continue or even worsen, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens.

 Any failure to maintain ongoing sales through distribution channels could result in lower revenues

   To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers, ISVs, SIs and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, original equipment manufacturers ("OEMs") and SIs. In particular, in August 2000, we announced a significant initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products our ISV customers offer. We intend to seek distribution arrangements with additional ISVs to embed our Web application servers in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately develop our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. In particular, we need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to help ensure these indirect channels complement our direct channels. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

 It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

   We were incorporated in January 1995 and therefore have a limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic(TM), a software product which we acquired in September 1998, and from BEA TUXEDO(TM), a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic(TM) and TUXEDO(TM). We have also acquired a number of additional businesses, technologies and products. Our limited operating history and the need to integrate a number of separate and independent business operations subject our business to numerous risks. At January 31, 2001, we had an accumulated deficit of approximately $185.9 million. In addition, in connection with certain acquisitions completed prior to January 31, 2001, we recorded approximately $511.0 million as intangible assets and goodwill. Under current generally accepted accounting principles, intangible assets and goodwill are required to be amortized in future periods. Approximately $320.3 million of these assets have been amortized as of January 31, 2001, and we expect to amortize the remaining amount of approximately $190.7 million in future periods through our fiscal year ending January 31, 2005. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. We first reported an operating profit under generally accepted accounting principles in the second quarter of fiscal 2001. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will continue to be profitable in any future period, and recent operating results should not be considered indicative of future financial performance.

 If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

   The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server product), respond to changing customer requirements and develop and introduce in a timely manner new products (such as our WebLogic Collaborate product) that keep pace with technological and market developments and emerging industry standards. We are also developing products designed to provide components for applications (such as our WebLogic Commerce Server(TM), WebLogic Personalization Server(TM) and Campaign Manager products) in an effort to further build out and increase the value of the e-business software infrastructure platform we provide. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition.

 The price of our common stock may fluctuate significantly

   The market price for our common stock may be affected by a number of factors, including developments in the Internet, software or technology industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of BEA and many such companies since March 2000 to March 2001. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

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

   Recently, FASB proposed that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. FASB proposed that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the income statement. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If this proposal is adopted, our results of operations in periods following any such impairment could be materially adversely affected.

 The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

   Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multi-million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

 If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

   The market for application server and integration software, and related software components and services, is highly competitive. BEA's competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and Hewlett-Packard and database vendors such as Oracle. Microsoft has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including its .NET Web services initiative. In addition, there are other companies offering and developing application server and integration software products and related services that directly compete with products the Company offers. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those the Company offers. A number of BEA's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

   BEA's principal competitors currently include hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM, Sun Microsystems and Hewlett-Packard are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM's sale of application server and integration functionality along with its IBM proprietary hardware systems requires BEA to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware and software sales. Due to these factors, if the Company does not differentiate its products based on functionality, interoperability with non-IBM systems, performance and reliability, and establish its products as more effective solutions to customers' needs, its revenues and operating results will suffer.

   Microsoft has announced that it intends to include certain application server and integration functionality in its .NET Web services initiative. The bundling of competing functionality in versions of .NET servers requires BEA to compete with Microsoft in the Web services marketplace, where Microsoft has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, its greater name recognition, its substantial installed base and the integration of its broad product line and features into a Web services environment. The Company needs to differentiate its products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability, and needs to establish its products as more effective solutions to customers' needs. The Company may not be able to successfully differentiate its products from those offered by Microsoft, and Microsoft's entry into the application server and integration market could materially adversely affect the Company's business, operating results and financial condition.

   In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of its current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect the Company's ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures could require BEA to reduce the price of its products and related services, which could materially adversely affect the Company's business, operating results and financial condition. The Company may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon its business, operating results and financial condition.

 If the market for application servers, application integration and application component software does not grow as quickly as we expect, our revenues will be harmed

   We sell our products and services in the application server, application integration and application component markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing a presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. There can be no assurance that the markets for application server and integration technology and related services will continue to grow. Even if they do grow they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States. If these markets fail to grow or grow more slowly than we currently anticipate, or if we experience increased competition in these markets, our business, results of operations and financial condition will be adversely affected.

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

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks

   International revenues accounted for 41.6 percent, 40.4 percent and 40.0 percent of our consolidated revenues for the fiscal years ended January 31, 2001, 2000 and 1999, respectively. We sell our products and services through a network of branches and subsidiaries located in 30 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the US dollar and foreign currencies in markets where we do business.

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

 If we are unable to manage our growth, our business will suffer

   We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 3,000 employees in 90 offices in 30 countries at January 31, 2001. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls; reporting systems and procedures; and information technology infrastructure. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible we will not be able to successfully implement improvements to our management information, control systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

 Our strategy of investing in development-stage companies involves a number of risks and uncertainties

   We have invested, and expect to continue to invest, in development-stage companies. Each of these investments involves risks and uncertainties, including:

  .  diversion of management attention from our core business;

  . failure to leverage our relationship with these companies to access new technologies and new markets;

  . inability to value investments appropriately or to predict changes to the future value of investments;

  .  inability to manage investments effectively; and

  .  loss of cash invested

 We have a high debt balance and large interest obligations

   At January 31, 2001, we had approximately $561.4 million of long-term indebtedness, consisting of convertible notes. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our earnings are insufficient to cover our fixed charges. Also, in connection with a lease transaction for real estate in San Jose, California, we have restricted approximately $330 million out of $940.9 million of our otherwise unrestricted cash and cash equivalents and investment securities as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, payment of principal and interest on our other indebtedness, future capital expenditures, payments on our lease and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

 Power outages in California may adversely affect us.

   We have significant operations, including our headquarters, in the state of California and are dependent on a continuous power supply. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could delay the development and delivery of our products and services and otherwise disrupt communications with our customers or other third parties on whom we rely, such as SIs. Future interruptions could damage our reputation and could result in lost revenue, either of which could substantially harm our business and results of operations. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Exchange

   BEA's revenues originating outside the United States were 41.6 percent,
40.4 percent and 40.0 percent of total revenues in fiscal 2001, 2000 and 1999, respectively. The only geographic sub-region with revenues greater than 10 percent of total revenues in fiscal 2001 was the United Kingdom with 10.3 percent. International revenues from each geographic sub-region were less than 10 percent of total revenues in each of fiscal 2000 and 1999. International sales were made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

   The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies, principally the U.K., Korea, Canada, Sweden, Japan and Australia. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. The Company does not use foreign currency contracts for trading purposes. The Company does not currently hedge anticipated foreign currency-denominated revenues and expenses not yet incurred. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income and other, net. Net losses resulting from foreign currency transactions were approximately $787,000 for fiscal 2001.

   The Company's outstanding forward contracts as of January 31, 2001 are presented in the table below. This table presents the notional amount in U.S. dollars using the spot exchange rate in January 2001 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 90 days or less as of January 31, 2001.

                                                                       Notional
                                                                       Weighted
                                                                        Average
                                                           Notional    Exchange
                                                            Amount       Rate
                                                        -------------- ---------
                                                        (in thousands)
   Functional Currency--US Dollar
   Euros...............................................    $46,800         1.070
   British pounds......................................      6,900         0.675
   Japanese yen........................................     14,000       118.161
   Canadian dollars....................................      4,900         1.512
   Swiss francs........................................        100         1.630
   Korean won..........................................      5,400     1,291.306
   Australian dollars..................................      2,700         1.840
                                                           -------
       Total...........................................    $80,800
                                                           -------
   Functional Currency--EURO
   British pounds......................................    $ 6,600         0.680
   Swiss francs........................................      4,000         1.650
   Swedish krona.......................................      1,300         9.591
                                                           -------
       Total...........................................    $11,900
                                                           -------
       Grand Total.....................................    $92,700
                                                           =======

Interest Rates

   The Company invests its cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in short-term time deposits of the local operating bank.

   The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"). All of the cash equivalents, short-term and long-term investments are treated as "available-for-sale" under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. The Company's exposure, on its portfolio of marketable investments, to changes in short term interest rates is insignificant as of January 31, 2001 because the average holding period until maturity of the Company's cash equivalents and short-term investments was approximately 12 days.

   The table below presents the principal amount and related weighted average interest rates for the Company's investment portfolio. Short-term investments are all in fixed rate instruments.

   Table of investment securities (in thousands) at January 31, 2001:

                                                                        Average
                                                                 Fair   Interest
                                                                Value     Rate
                                                               -------- --------
   Cash and cash equivalents.................................. $907,635   6.17%
   Restricted cash............................................    4,998   6.05%
   Short-term investments (0-1 year)..........................   33,294   6.42%
   Long-term investments (1 year).............................   14,908   6.83%
                                                               --------
   Total cash and investment securities....................... $960,835
                                                               ========

   The Company is exposed to changes in short term interest rates through a lease the company entered into on February 13, 2001, which includes a variable short-term interest rate based on LIBOR. The annual lease expense will fluctuate from time to time depending on changes in LIBOR. A 1.64% increase in LIBOR will generate an increase in annual lease expense of approximately $287,000 beginning in year 3 of the lease.

Investments in equity securities

   The Company has made investments in several privately held companies totaling $67.1 million, several of which can still be considered in the start-up or development stages. These non-marketable investments are accounted for using the cost method as the Company does not have the ability to exercise significant influence. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that the Company could lose its entire initial investment in these companies. As a part of management's process of regularly reviewing these investments for impairment, the Company recorded a write-down of $16.2 million of certain investments which were determined to be permanently impaired in the fourth quarter of fiscal 2001.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

   Supplementary Quarterly Financial Data (unaudited):

                                                              Quarter Ended
                          ---------------------------------------------------------------------------------------
                          January 31, October 31, July 31, April 30,  January 31, October 31, July 31,  April 30,
                          ----------- ----------- -------- ---------  ----------- ----------- --------  ---------
                             2001        2000       2000     2000        2000        1999       1999      1999
                          ----------- ----------- -------- ---------  ----------- ----------- --------  ---------
                                                  (in thousands, except per share data)
Total revenues..........   $256,043    $224,014   $186,021 $153,682    $149,169    $126,454   $103,212   $85,575
Gross profit............   $188,069    $152,980   $123,443 $ 99,511    $104,546    $ 90,837   $ 73,257   $60,929
Net income (loss).......   $ 18,953    $  8,243   $  2,269 $(12,383)   $(13,686)   $    145   $ (2,068)  $(3,965)
Net income (loss) per
 share:
 Basic..................   $   0.05    $   0.02   $   0.01 $  (0.03)   $  (0.04)   $   0.00   $  (0.01)  $ (0.01)
 Diluted................   $   0.04    $   0.02   $   0.01 $  (0.03)   $  (0.04)   $   0.00   $  (0.01)    (0.01)

                               BEA SYSTEMS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
AUDITED FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors.........................  32

Consolidated Balance Sheets as of January 31, 2001 and 2000...............  33

Consolidated Statements of Operations and Comprehensive Income (Loss) for
 the years ended January 31, 2001, 2000 and 1999..........................  34

Consolidated Statements of Stockholders' Equity for the years ended
 January 31, 2001, 2000 and 1999..........................................  35

Consolidated Statements of Cash Flows for the years ended January 31,
 2001, 2000 and 1999......................................................  36

Notes to Consolidated Financial Statements................................  37

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BEA Systems, Inc.

   We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Palo Alto, California
February 21, 2001

                               BEA SYSTEMS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                             January 31,
                                                        ----------------------
                                                           2001        2000
                                                        ----------  ----------
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $  907,635  $  763,294
  Restricted cash......................................      4,998       1,631
  Short-term investments...............................     33,294      38,135
  Accounts receivable, net of allowance for doubtful
   accounts of $9,399 and $5,512 at January 31, 2001
   and 2000, respectively..............................    214,706     133,069
  Deferred tax assets..................................     20,035      13,520
  Other current assets.................................     26,223      21,728
                                                        ----------  ----------
    Total current assets...............................  1,206,891     971,377
Property and equipment, net............................     51,223      27,978
Goodwill, net of accumulated amortization of $78,392
 and $19,200 at January 31, 2001 and 2000,
 respectively..........................................    138,404     141,457
Acquired intangible assets, net........................     52,288      61,600
Deferred tax assets....................................      9,915          -
Other long-term assets.................................    133,615      56,429
                                                        ----------  ----------
    Total assets....................................... $1,592,336  $1,258,841
                                                        ==========  ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................     15,233      14,848
  Accrued liabilities..................................    133,092      92,673
  Accrued income taxes.................................     24,307      13,501
  Deferred tax liabilities.............................         -       13,520
  Deferred revenues....................................    203,947      96,537
  Current portion of notes payable and other
   obligations.........................................     13,321       4,454
                                                        ----------  ----------
    Total current liabilities..........................    389,900     235,533
Deferred tax liabilities...............................     32,350          -
Notes payable and other long-term obligations..........      2,661       6,005
Convertible subordinated notes.........................    561,421     572,484
Commitments and contingencies
Stockholders' equity:
  Common stock--$0.001 par value; 1,000,000 shares
   authorized; 390,196 and 290,568 shares issued and
   outstanding at January 31, 2001 and 2000,
   respectively........................................        390         290
  Class B common stock--$0.001 par value; 140,000
   shares authorized; 0 and 71,296 shares issued and
   outstanding at January 31, 2001 and 2000,
   respectively........................................         -           71
  Additional paid-in capital...........................    793,729     650,128
  Accumulated deficit..................................   (185,873)   (202,951)
  Notes receivable from stockholders...................       (198)       (296)
  Deferred compensation................................       (523)     (1,144)
  Accumulated other comprehensive loss.................     (1,521)     (1,279)
                                                        ----------  ----------
    Total stockholders' equity.........................    606,004     444,819
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,592,336  $1,258,841
                                                        ==========  ==========

                             See accompanying notes

                               BEA SYSTEMS, INC.

     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)

                                                   Fiscal year ended January
                                                              31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
Revenues:
  License fees...................................  $476,573  $292,855  $193,511
  Services.......................................   343,187   171,555    95,531
                                                   --------  --------  --------
    Total revenues...............................   819,760   464,410   289,042
                                                   --------  --------  --------
Cost of revenues:
  Cost of license fees...........................    19,724     6,445     3,225
  Cost of services...............................   197,567    98,005    57,167
  Amortization of certain acquired intangible
   assets........................................    38,466    30,391    23,290
                                                   --------  --------  --------
    Total cost of revenues.......................   255,757   134,841    83,682
                                                   --------  --------  --------
Gross profit.....................................   564,003   329,569   205,360
Operating expenses:
  Sales and marketing............................   335,501   211,445   138,926
  Research and development.......................    89,247    60,972    42,584
  General and administrative.....................    57,611    38,065    24,900
  Amortization of goodwill.......................    59,192    15,764     2,981
  Acquisition-related charges....................     2,200     3,000    42,244
                                                   --------  --------  --------
    Total operating expenses.....................   543,751   329,246   251,635
                                                   --------  --------  --------
Income (loss) from operations....................    20,252       323   (46,275)
Interest expense.................................   (22,910)  (20,417)  (10,426)
Interest income and other, net...................    50,120    14,437     9,975
                                                   --------  --------  --------
Income (loss) before provision for income taxes..    47,462    (5,657)  (46,726)
Provision for income taxes.......................    30,380    13,917     4,856
                                                   --------  --------  --------
Net income (loss)................................    17,082   (19,574)  (51,582)
Other comprehensive income (loss):
  Foreign currency translation adjustments.......      (213)     (395)        5
  Unrealized loss on available-for-sale
   investments, net of income taxes..............       (29)     (290)       (8)
                                                   --------  --------  --------
Comprehensive income (loss)......................  $ 16,840  $(20,259) $(51,585)
                                                   ========  ========  ========
Net income (loss) per share:
  Basic..........................................  $   0.05  $  (0.06) $  (0.18)
                                                   ========  ========  ========
  Diluted........................................  $   0.04  $  (0.06) $  (0.18)
                                                   ========  ========  ========
Shares used in computing net income (loss) per
 share:
  Basic..........................................   377,070   310,817   280,988
                                                   ========  ========  ========
  Diluted........................................   412,700   310,817   280,988
                                                   ========  ========  ========

                             See accompanying notes

                               BEA SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                     Class                            Notes                   Accumulated
                                       B    Additional              receivable                   other         Total
                    Preferred Common common  paid-in   Accumulated     from       Deferred   comprehensive stockholders'
                      stock   stock  stock   capital     deficit   stockholders compensation income (loss)    equity
                    --------- ------ ------ ---------- ----------- ------------ ------------ ------------- -------------
Balance at January
31, 1998..........    $  1     $155   $121   $211,556   $(130,726)    $(544)      $  (601)      $  (591)     $ 79,371
Issuance of
preferred stock...       3       -      -      18,187          -         -             -             -         18,190
Common shares
issued under stock
option and stock
purchase plans....      -        14     -      13,354         (10)       -         (1,650)           -         11,708
Conversion of
preferred stock...      (4)      16     -          -          (12)       -             -             -             -
Conversion of
Class B common
stock.............      -        50    (50)        -           -         -             -             -             -
Amortization of
deferred
compensation......      -        -      -          -           -         -            371            -            371
Cash distributions
to Leader Group
founders..........      -        -      -          -         (559)       -             -             -           (559)
Losses from
WebLogic for the
month ended
January 31, 1998..      -        -      -          -         (456)       -             -             -           (456)
Net loss..........      -        -      -          -      (51,582)       -             -             -        (51,582)
Foreign currency
translation
adjustment........      -        -      -          -           -         -             -              5             5
Unrealized losses
on available-for-
sale investments,
net of tax........      -        -      -          -           -         -             -             (8)           (8)
                      ----     ----   ----   --------   ---------     -----       -------       -------      --------
Balance at January
31, 1999..........      -       235     71    243,097    (183,345)     (544)       (1,880)         (594)       57,040
Issuance of common
stock.............      -         7     -     156,886          (4)       -             -             -        156,889
Common shares
issued under stock
option and stock
purchase plans....      -        14     -      27,820         (11)       -             -             -         27,823
Conversion of debt
obligations.......      -        34     -     222,325         (17)       -             -             -        222,342
Repayment of notes
receivable from
stockholders......      -        -      -          -           -        248            -             -            248
Amortization of
deferred
compensation......      -        -      -          -           -         -            736            -            736
Net loss..........      -        -      -          -      (19,574)       -             -             -        (19,574)
Foreign currency
translation
adjustment........      -        -      -          -           -         -             -           (395)         (395)
Unrealized losses
on available-for-
sale investments,
net of tax........      -        -      -          -           -         -             -           (290)         (290)
                      ----     ----   ----   --------   ---------     -----       -------       -------      --------
Balance at January
31, 2000..........      -       290     71    650,128    (202,951)     (296)       (1,144)       (1,279)      444,819
Issuance of common
stock.............      -         2     -      23,258          -         -             -             -         23,260
Common shares
issued under stock
option and stock
purchase plans....      -        25     -      85,725          (4)       -             -             -         85,746
Conversion of
Class B common
stock.............      -        71    (71)        -           -         -             -             -             -
Conversion of debt
obligations.......      -         2     -      10,823          -         -             -             -         10,825
Repayment of notes
receivable from
stockholders......      -        -      -          -           -         98            -             -             98
Amortization of
deferred
compensation......      -        -      -          -           -         -            621            -            621
Return of shares
from escrow
previously issued
in connection with
acquisitions......      -        -      -      (2,060)         -         -             -             -         (2,060)
Tax benefit on
stock options.....      -        -      -      25,855          -         -             -             -         25,855
Net income........      -        -      -          -       17,082        -             -             -         17,082
Foreign currency
translation
adjustment........      -        -      -          -           -         -             -           (213)         (213)
Unrealized losses
on available-for-
sale investments,
net of tax........      -        -      -          -           -         -             -            (29)          (29)
                      ----     ----   ----   --------   ---------     -----       -------       -------      --------
Balance at January
31, 2001..........    $ -      $390   $ -    $793,729   $(185,873)    $(198)      $  (523)      $(1,521)     $606,004
                      ====     ====   ====   ========   =========     =====       =======       =======      ========

                            See accompanying notes

                               BEA SYSTEMS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               Fiscal year ended January 31,
                                               -------------------------------
                                                 2001       2000       1999
                                               ---------  ---------  ---------
Operating activities:
  Net income (loss)........................... $  17,082  $ (19,574) $ (51,582)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities:
    Depreciation..............................    12,782      7,309      4,377
    Amortization of deferred compensation.....       621        736        371
    Amortization of certain acquired
     intangible assets and goodwill and write-
     off of in-process research and
     development..............................    99,858     49,155     66,643
    Write-down of equity investments..........    16,211         -          -
    Amortization of debt issuance costs.......     2,195      1,189        661
    Net gain on sale of WebGain preferred
     stock and note receivable................   (18,595)        -          -
    Debt conversion premium...................       236      8,054          -
    Other.....................................     4,170       (880)    (1,275)
    Changes in operating assets and
     liabilities, net of business
     combinations:
      Accounts receivable.....................   (78,121)   (54,386)   (28,856)
      Other current assets....................    (9,105)    (9,365)      (923)
      Other long-term assets..................   (12,617)      (913)       311
      Accounts payable........................      (130)     6,688      1,706
      Accrued liabilities.....................    76,163     44,942     17,189
      Deferred revenues.......................   107,631     62,231     18,821
      Other long-term liabilities.............     6,909         -          -
                                               ---------  ---------  ---------
Net cash provided by operating activities.....   225,290     95,186     27,443
Investing activities:
  Property and equipment......................   (35,305)   (17,807)   (13,188)
  Payments for acquisitions, net of cash
   acquired, and other equity investments.....  (107,897)   (65,980)   (99,432)
  Purchase of long-term investment security...   (14,900)        -          -
  Decrease (increase) in restricted cash......    (3,367)     1,869         -
  Purchases of available-for-sale short-term
   investments................................  (186,889)   (70,897)    (1,374)
  Proceeds from maturities of available-for-
   sale short-term investments................   191,701     32,867      6,187
                                               ---------  ---------  ---------
Net cash used in investing activities.........  (156,657)  (119,948)  (107,807)
Financing activities:
  Net payments under lines of credit..........        -        (679)    (1,200)
  Proceeds from convertible debt and other
   outstanding obligations....................     7,878    535,352    244,698
  Payments on outstanding obligations.........   (11,825)      (498)   (45,717)
  Payments received on stockholder notes
   receivable.................................        98        248         -
  Distributions...............................        -          -        (559)
  Debt conversion premiums....................      (236)    (8,054)        -
  Proceeds from issuance of common and
   preferred stock, net of issuance costs.....    85,746     27,823     23,902
                                               ---------  ---------  ---------
Net cash provided by financing activities.....    81,661    554,192    221,124
                                               ---------  ---------  ---------
Net increase in cash and cash equivalents.....   150,294    529,430    140,760
Effect of foreign exchange rate changes on
 cash.........................................    (5,953)     1,308        812
Cash and cash equivalents at beginning of
 year.........................................   763,294    232,556     90,984
                                               ---------  ---------  ---------
Cash and cash equivalents at end of year...... $ 907,635  $ 763,294  $ 232,556
                                               =========  =========  =========

                             See accompanying notes

                               BEA SYSTEMS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

 Description of business

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-business infrastructure software that helps companies of all sizes build e-business systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. BEA's customers use BEA products as a deployment platform for Internet-based applications, including custom-built and packaged applications, and as a means for robust enterprise application integration among mainframe, client/server and Internet-based applications. In addition, BEA provides Enterprise Java Bean ("EJB")-based components which perform functions such as personalization, shopping cart, order tracking, inventory and pricing that are used in developing custom applications.

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

 Foreign currencies

   The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at the rates in effect in the ending month of the period while revenues and expense accounts are translated at weighted average rates during the period. Foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss).

   The Company hedges a portion of its exposure on certain foreign currency denominated assets and liabilities, primarily intercompany amounts, using forward foreign exchange contracts, which are recorded at fair value based on spot exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded currently in interest income and other, net and offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Net gains (losses) resulting from foreign currency transactions were approximately $(787,000), $287,000 and $340,000 in fiscal 2001, 2000 and 1999, respectively. Forward foreign currency are accounted for at fair value and recorded in cash and cash equivalents.

 Cash equivalents and short-term investments

   Cash equivalents consist of highly liquid investments including commercial paper, money market and taxable municipal bonds with maturities of 90 days or less from the date of purchase. The carrying amounts reported on the consolidated balance sheets for cash equivalents approximates their fair market value.

   Short-term investments consist principally of commercial paper and time deposits with remaining maturities of one year or less. The Company determines the appropriate classification of its investments at the time of

                               BEA SYSTEMS, INC.

purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the Company's portfolio are classified as "available-for-sale" and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income and other, net.

   Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the consolidated statements of operations and comprehensive income (loss). The cost of securities sold is based on the specific identification method. Interest and dividends on short-term investments classified as available-for-sale are included in interest income and other, net.

 Concentration of credit risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company invests its cash, cash equivalents and short-term investments in commercial paper rated A-1/P-1 or higher and money market instruments with financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

   The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations. Future credit losses may differ from the Company's estimates and could have a material impact on the Company's future results of operations.

   No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2001, 2000 or 1999. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2001, 2000 or 1999. The only geographic sub-region with revenues greater than 10 percent of total revenues in fiscal 2001 was the United Kingdom with 10.3 percent or $84.7 million. No one geographic sub-region outside of the United States accounted for more than 10% of total revenues in either fiscal 2000 or 1999.

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

   Computer hardware and software    3 years
   Furniture and equipment           3 years

   Assets under capital leases are amortized over the lesser of three years or the life of the lease, while leasehold improvements are amortized over the shorter of five years or the lease term.

                               BEA SYSTEMS, INC.

 Acquired intangible assets and goodwill

   Acquired intangible assets consist of purchased technology, purchased software, distribution rights, patents, licenses, trademarks, non-compete agreements, assembled workforce and customer base related to the Company's acquisitions accounted for using the purchase method. Amortization of these purchased intangibles and goodwill is calculated on the straight-line basis over the following estimated useful lives of the assets:

  Purchased technology             3-4 years
  Purchased software               3 years
  Patents, licenses and trademarks 4-5 years
  Non-compete agreements           2 years
  Assembled workforce              2-5 years
  Customer base                    3 years
  Goodwill                         2-5 years

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

 Long-lived assets

   In accordance with Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of ("FAS 121"), the Company identifies and records impairment losses, as circumstances dictate, on long-lived assets used in operations when events and circumstances indicate that the assets are impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business, a significant decrease in the benefits realized from the acquired business, or a significant change in the operations of the acquired business. If assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company's long-lived assets, consist primarily of acquired intangible assets, goodwill, equity investments and property and equipment. Changes in the economy, the business in which the Company operates and BEA's own relative performance could change the assumptions used to evaluate the recovery of goodwill and other intangible assets. BEA monitors the preceding factors to identify events or circumstances which would cause the Company to test for impairment and revise its assumptions on the estimated recovery of goodwill and intangible assets.

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

 Equity investments

   The Company invests in equity and debt instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20 percent and the Company does not have the ability to exercise significant

                               BEA SYSTEMS, INC.

influence over operations. When BEA's ownership exceeds 20 percent but is less than 50 percent, the investment is accounted for under the equity method. Under the equity method, the investee's proportionate share of net income or loss and amortization of the investee's net excess investment over its equity in net assets is included in net income or loss. The Company regularly reviews the assumptions underlying the operating performance and cash flow forecasts in assessing the fair values. BEA monitors the preceding factors to identify events or circumstances which would cause the Company to test for other than temporary impairment and revise its assumptions for the estimated recovery of equity investments.

 Revenue recognition

   The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and related consulting services revenue is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. If the fee due from the customer is not fixed or determinable, revenue is recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. Revenue arrangements with resellers are recognized on a sell-thru basis.

   Services revenue includes consulting services, post-contract customer support and training. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. Actual results could differ from those estimates and, as a result, future gross margin on such contracts may be more or less than anticipated. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts paid in advance for licenses and services is recorded as deferred revenues.

 Stock-based compensation

   The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As allowed under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company's financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award.

 Net income (loss) per share

   The Company computes net income (loss) per share under the provisions of Statement of Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"). Basic net income (loss) per share is computed

                               BEA SYSTEMS, INC.

based on the weighted average number of shares of the Company's common stock less the weighted average number of shares subject to repurchase. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock and common equivalent shares (stock options and warrants, using the treasury stock method, and convertible notes and preferred stock, using the if-converted method), if dilutive.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

                                                   Fiscal year ended January
                                                              31,
                                                   ----------------------------
                                                     2001      2000      1999
                                                   --------  --------  --------
   Numerator:
     Numerator for basic net income (loss) per
      share:
     Net income (loss)...........................  $ 17,082  $(19,574) $(51,582)
     Numerator for diluted net income (loss) per
      share:
       Interest and amortization charges for 4%
        Convertible Subordinated Notes due June
        15, 2005, net of taxes...................       509        -         -
                                                   --------  --------  --------
     Net income (loss) available to common
      stockholders...............................  $ 17,591  $(19,574) $(51,582)
                                                   ========  ========  ========
   Denominator:
     Denominator for basic net income (loss) per
      share:
       Weighted average shares outstanding.......   378,046   314,126   287,064
       Weighted average shares subject to
        repurchase...............................      (976)   (3,309)   (6,076)
                                                   --------  --------  --------
       Denominator for basic net income (loss)
        per share, weighted average shares
        outstanding..............................   377,070   310,817   280,988
       Weighted average dilutive potential common
        shares:
         Convertible shares on the 4% Convertible
          Subordinated Notes due June 15, 2005...     1,331        -         -
         Options, warrants, shares subject to
          repurchase.............................    34,299        -         -
                                                   --------  --------  --------
     Denominator for diluted net income (loss)
      per share..................................   412,700   310,817   280,988
                                                   ========  ========  ========
     Basic net income (loss) per share...........  $   0.05  $  (0.06) $  (0.18)
                                                   ========  ========  ========
     Diluted net income (loss) per share.........  $   0.04  $  (0.06) $  (0.18)
                                                   ========  ========  ========

   The computation of diluted net loss per share for the fiscal year ended January 31, 2001 excludes the impact of options to purchase 9.0 million shares of common stock and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes") which are convertible into 15.9 million shares of common stock at January 31, 2001, as such impact would be antidilutive for this period.

   The computation of diluted net loss per share for the fiscal year ended January 31, 2000 excludes the impact of options to purchase 52.3 million shares of common stock; the conversion of the $550 million 2006 Notes and the $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes"), which were convertible into 15.9 million and 3.4 million shares of common stock, respectively, at January 31, 2000 as such impact would be antidilutive for this period.

   The computation of diluted net loss per share for the fiscal year ended January 31, 1999 excludes the impact of options to purchase 21.6 million shares of common stock; the conversion of the $250 million 2005 Notes, which were convertible into 37.9 million shares of common stock, at January 31, 1999, as such impact would be antidilutive for this period.

                               BEA SYSTEMS, INC.

 Segment information

   The Company follows Statement of Financial Accounting Standard No. 131, Disclosures about Segments of an Enterprise and Related Information ("FAS 131"). FAS 131 establishes standards for reporting financial information about operating segments in financial statements, as well as additional disclosures about products and services, geographic areas, and major customers. The Company operates in one operating segment, e-business infrastructure software. The Company's chief operating decision maker evaluates the performance of the Company based upon software product and service revenues by geographic segments disclosed in Note 13.

 Advertising costs

   The Company expenses advertising costs as incurred. Total advertising expenses were approximately $18.2 million, $9.9 million and $4.8 million in fiscal 2001, 2000 and 1999, respectively.

 Recent accounting pronouncements

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25, ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The application of FIN 44 has not had a material impact on the Company's financial position or results of operations.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") and amended it in March 2000. BEA was required to adopt the provisions of SAB 101 in its fourth quarter of fiscal 2001. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

   In June 1998, the FASB released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In July 1999, FAS No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Data of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company is required to adopt FAS 133 effective February 1, 2001. The Company does not expect the adoption of FAS 133 to have a material impact to its financial position or results of operations.

 Reclassification of accounts

   Certain prior year amounts have been reclassified to conform to the presentation adopted in the current year. Such reclassifications did not change the previously reported operating income (loss) or net income (loss) amounts.

                               BEA SYSTEMS, INC.

2. Financial Instruments

 Available-for-sale securities

   The following is a summary of available-for-sale securities at January 31, 2001 and 2000 (in thousands):

                                  January 31, 2001              January 31, 2000
                            ----------------------------- -----------------------------
                                        Gross                         Gross
                            Amortized unrealized   Fair   Amortized unrealized   Fair
                              cost      losses    value     cost      losses    value
                            --------- ---------- -------- --------- ---------- --------
   Commercial paper........ $367,069    $(494)   $366,575 $311,782    $(151)   $311,631
   Money market............  502,838       -      502,838  446,106       -      446,106
   Time deposits...........       -        -           -       602       -          602
                            --------    -----    -------- --------    -----    --------
                            $869,907    $(494)   $869,413 $758,490    $(151)   $758,339
                            ========    =====    ======== ========    =====    ========

   Included in the above table are securities with fair values totaling $816.2 million and $718.5 million at January 31, 2001 and 2000, respectively, which are classified as cash and cash equivalents and $38.3 million and $39.8 million at January 31, 2001 and 2000, respectively, which are classified as restricted cash and short-term investments and $14.9 million at January 31, 2001 which is classified as a long-term asset in the accompanying consolidated balance sheets. All short-term investments mature within six months. At January 31, 2001 and 2000, restricted cash includes cash equivalents of $5.0 and $1.4 million, respectively, which is used as collateral on standby letters of credit and restricted time deposits of $0 and $250,000, respectively, which is used as collateral on borrowings (see Note 8).

 Foreign currency contracts

   The Company enters into forward foreign currency contracts to reduce the exposure to foreign currency transaction fluctuations as a result of certain foreign currency denominated assets and liabilities. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. At January 31, 2001 and 2000, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $92.7 million and $44.2 million, respectively. All of the Company's forward foreign currency contracts have maturities of 90 days or less.

   The Company's forward foreign currency contract notional amounts outstanding at January 31, 2001 and 2000 were as follows (in thousands):

                                                                 January 31,
                                                               ---------------
                                                                2001    2000
                                                               ------- -------
   Contracts to sell foreign currency (purchase U.S. dollars)
    during the following year:
     Euros...................................................  $35,300 $21,800
     British pounds..........................................       -   10,300
     Japanese yen............................................   14,000   2,700
     Canadian dollars........................................    4,900      -
     Swiss francs............................................       -    2,800
     Swedish krona...........................................       -    3,200
     Korean won..............................................    5,400      -
     Australian dollars......................................    2,700     600
                                                               ------- -------
                                                               $62,300 $41,400
                                                               ======= =======

                               BEA SYSTEMS, INC.

                                                                January 31,
                                                               --------------
                                                                2001    2000
                                                               ------- ------
   Contracts to purchase foreign currency (sell U.S. dollars)
    during the following year:
     Euros.................................................... $11,500 $2,000
     British pounds...........................................   6,900     -
     Swiss francs.............................................     100     -
     Australian dollars.......................................      -     800
                                                               ------- ------
                                                               $18,500 $2,800
                                                               ======= ======
   Contracts to sell foreign currency (purchase Euros) during the following year:
     British pounds........................................... $ 6,600 $   -
     Swedish krona............................................   1,300     -
     Swiss francs.............................................   4,000     -
                                                               ------- ------
                                                               $11,900 $   -
                                                               ======= ======

 Fair value of financial instruments

   The carrying amounts and estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                   January 31,
                                       ---------------------------------------
                                              2001                2000
                                       -------------------  ------------------
                                       Carrying    Fair     Carrying    Fair
                                        amount     value     amount    value
                                       --------  ---------  --------  --------
   Financial assets:
     Cash and cash equivalents........ $907,635  $ 907,635  $763,294  $763,294
     Restricted cash..................    4,998      4,998     1,631     1,631
     Short-term investments...........   33,294     33,294    38,135    38,135
     Long-term investments (expected
      realization 1 year).............   14,908     14,908        -         -
   Financial liabilities:
     Notes payable, capital lease
      obligations and other long-term
      obligations (including current
      portion)........................   15,982     15,982    10,459    10,459
     Convertible subordinated 2006
      Notes...........................  550,000  1,046,626   550,000   598,200
     Convertible subordinated 2005
      Notes...........................   11,421    114,075    22,484   128,400
     Forward foreign currency
      contracts.......................     (924)      (924)     (780)     (780)

   The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value of the 2005 Notes and 2006 Notes significantly exceeds the carrying amount at January 31, 2001, however, the Company's obligation to settle the notes will at no time be greater than their face or carrying value unless a discretionary debt conversion premium is negotiated with the holders of the notes.

   For certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, and notes payable, the carrying amounts approximate fair value due to their short

                               BEA SYSTEMS, INC.

maturities. The fair value of forward foreign currency contracts was based on the estimated amount at which they could be settled based on quoted exchange rates. The fair values of the convertible subordinated notes are estimated using quoted market prices.

3. Property and equipment

   Property and equipment consist of the following (in thousands):

                                                                 January 31,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Computer hardware and software............................. $34,384  $17,290
   Furniture and equipment....................................  17,916   11,722
   Leasehold improvements.....................................  26,543   13,269
   Furniture and equipment under capital leases...............   1,510    1,510
                                                               -------  -------
                                                                80,353   43,791
   Accumulated depreciation and amortization.................. (29,130) (15,813)
                                                               -------  -------
                                                               $51,223  $27,978
                                                               =======  =======

   Accumulated amortization for furniture and equipment under capital leases was approximately $1.2 million and $936,000 at January 31, 2001 and 2000, respectively.

4. Business Combinations

 Bauhaus Technologies

   On October 3, 2000, BEA purchased Bauhaus Technologies, Inc. ("Bauhaus"). The purchase price was approximately $19.8 million in cash. The acquisition includes contingent consideration of approximately $7.9 million, payable in cash, which will be earned based on achievement of performance goals. It is considered probable beyond a reasonable doubt that $5.6 million of this amount will be paid and, therefore, this amount has been included in the recorded purchase price of $19.8 million. The remaining $2.3 million of contingent consideration will be recorded when and if paid by BEA. As of January 31, 2001, $1.1 million of the purchase price is held in escrow for potential claims until October 2001. The acquisition was accounted for using the purchase method with a significant portion of the purchase price allocated to intangible assets.

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other tangible assets............................ $ 4,491
   Liabilities assumed.................................................  (3,611)
   Deferred taxes......................................................  (6,515)
   Goodwill............................................................   8,445
   Intangible assets...................................................  17,000
                                                                        -------
                                                                        $19,810
                                                                        =======

   The operating results of Bauhaus were immaterial and would not have materially altered the results of the Company if presented on a pro forma basis.

                               BEA SYSTEMS, INC.

 The Object People

   On April 19, 2000, the Company completed its acquisition of the services business of The Object People, Inc. ("TOP"). The purchase price was approximately $20.5 million in cash. As of January 31, 2001, $2.1 million of the purchase price was held in escrow for potential claims with expected payout in May 2001. The acquisition was accounted for using the purchase method with a significant portion of the purchase price allocated to intangible assets.

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other tangible assets............................ $ 3,611
   Liabilities assumed.................................................  (3,485)
   Goodwill............................................................  12,274
   Intangible assets...................................................   8,100
                                                                        -------
                                                                        $20,500
                                                                        =======

   The operating results of TOP were immaterial and would not have materially altered the results of the Company if presented on a pro forma basis.

 The Workflow Automation Corporation

   On March 21, 2000, BEA purchased The Workflow Automation Corporation ("Workflow") with a combination of $4.9 million in cash and the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share. The acquisition was accounted for using the purchase method. As of January 31, 2001, approximately 86,920 shares were held in escrow for potential claims of which 55,320 shares were distributed in March 2001 with expected distribution of the remaining shares in September 2001. The total purchase price was approximately $28.6 million.

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other tangible assets............................ $   817
   Liabilities assumed.................................................    (868)
   Deferred taxes......................................................  (2,400)
   Acquired in-process research and development........................   2,200
   Goodwill............................................................  22,887
   Intangible assets...................................................   6,000
                                                                        -------
                                                                        $28,636
                                                                        =======

   A valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects. Standard valuation procedures and techniques were utilized in determining the fair value of the acquired core/developed, in-process technology, non-compete agreements and assembled workforce.

   Core technology and in-process technology were identified and valued through analysis of Workflow's and BEA's current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

   The cost approach, which includes an analysis of the cost of reproducing or replacing the asset, was the methodology utilized in valuing component technology tools and assembled workforce. The income approach,

                               BEA SYSTEMS, INC.

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

   The operating results of Workflow were immaterial and would not have materially altered the results of the Company if presented on a pro forma basis.

 The Theory Center

   On November 19, 1999, BEA completed its acquisition of The Theory Center, Inc. ("TTC"). Under the terms of the acquisition agreement, each outstanding share of TTC common stock was converted into 0.7918276 shares of BEA common stock. This resulted in the issuance of 7,270,828 shares of BEA common stock, valued at $16.1875 per share. In addition, TTC options were exchanged for options to purchase 3,642,400 shares of BEA common stock and TTC warrants were exchanged for warrants to purchase 80,000 shares of BEA common stock. As of January 31, 2001, approximately 445,608 shares were held in escrow for potential claims, with distribution expected in May 2002. The transaction was accounted for as a purchase. The total cost of the acquisition was approximately $154.9 million.

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other tangible assets........................... $  2,122
   Liabilities assumed................................................   (6,495)
   Acquired in-process research and development.......................    3,000
   Goodwill...........................................................  122,433
   Intangible assets..................................................   33,800
                                                                       --------
                                                                       $154,860
                                                                       ========

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

                               BEA SYSTEMS, INC.

   Supplemental pro forma information reflecting the acquisition of TTC as if it occurred at the beginning of each fiscal year (in thousands, unaudited):

                                                            Fiscal Year Ended
                                                               January 31,
                                                            -------------------
                                                              2000      1999
                                                            --------  ---------
   Revenues................................................ $465,420  $ 289,042
   Net loss................................................ $(59,029) $ (86,980)
   Net loss per share...................................... $  (0.19) $   (0.60)

   This pro forma information assumes that the acquisition of TTC occurred as of the beginning of each fiscal period presented. Such information is not necessarily representative of the actual results that would have occurred for those periods.

 WebLogic, Inc. and Leader Group, Inc.

   On September 30, 1998 the Company issued 30,572,480 shares of its common stock to acquire WebLogic, Inc. ("WebLogic"), a San Francisco-based privately held software company, in a transaction accounted for as a pooling of interests. The Company's financial statements include WebLogic's results of operations and cash flows for all periods presented.

   On April 30, 1998, the Company issued 2,242,816 shares of its common stock to acquire Leader Group, Inc. ("Leader Group"), a Denver-based private company specializing in consulting solutions for the development, deployment and delivery of mission-critical distributed object applications, in a transaction accounted for as a pooling of interests. The Company's consolidated financial statements include the results of operations, financial position and cash flows of Leader Group for the periods presented.

   As required by generally accepted accounting principles, the effect of transactions between the Company, Leader Group and WebLogic prior to the combinations have been eliminated. There were no significant conforming accounting adjustments.

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

   The following is a summary of the purchase price allocation (in thousands):

   Current assets and other intangible assets.......................... $ 7,907
   Liabilities assumed.................................................  (1,007)
   Acquired in-process research and development........................  38,300
   Goodwill............................................................   7,700
   Intangible assets...................................................  39,500
                                                                        -------
                                                                        $92,400
                                                                        =======

                               BEA SYSTEMS, INC.

5. Acquired Intangible Assets

   Acquired intangible assets consist of the following (in thousands):

                                                               January 31,
                                                            -------------------
                                                              2001       2000
                                                            ---------  --------
   Purchased technology and software....................... $  97,985  $ 95,603
   Other intangibles.......................................    54,920    28,148
   Trademarks and tradenames...............................    12,317    12,317
                                                            ---------  --------
                                                              165,222   136,068
   Accumulated amortization ...............................  (112,934)  (74,468)
                                                            ---------  --------
                                                            $  52,288  $ 61,600
                                                            =========  ========

6. Other Long-Term Assets

   Other assets consist of the following (in thousands):

                                                                 January 31,
                                                               ----------------
                                                                 2001    2000
                                                               -------- -------
   Equity investment in WebGain, Inc.......................... $ 31,715 $37,000
   Other equity investments in private companies..............   19,209   1,060
   Note receivable from WP Equity Partners, Inc. .............   50,017      -
   Notes receivable from executive officers...................      700   1,787
   Debt issuance costs........................................   12,730  14,962
   Other long-term assets.....................................   19,244   1,620
                                                               -------- -------
                                                               $133,615 $56,429
                                                               ======== =======

   BEA has non-voting preferred stock (representing approximately 22.6 percent ownership interest) in WebGain, Inc. ("WebGain"), a private company. Other shareholders of WebGain include venture capital funds managed by E.M. Warburg, Pincus & Co., Inc., of which certain BEA directors are managing directors. To the extent that WebGain's aggregate losses exceed its common stockholders' equity, BEA would begin recognizing losses in a manner similar to the equity method of accounting, with such losses being limited to the extent of BEA's investment in WebGain. During fiscal 2001, the Company purchased investments in WebGain equity and debt securities of $23.0 million and sold investments in WebGain equity and debt securities of $28.3 million to WP Equity Partners, Inc. ("WP Equity Partners") in exchange for a note receivable due from WP Equity Partners in the amount of approximately $50.0 million with an annual interest rate of 7 percent. The terms of this sale also provide for additional payments upon the occurrence of certain events. The principal amount is due in full on January 31, 2003 and accrued interest is due on the last day of each March, June, September, and December, beginning March 31, 2001. The Company recorded a $18.6 million net gain in interest income and other, net.

   Aside from its investment in WebGain, during fiscal 2000 and 2001, the Company made a number of other strategic equity investments in privately-held companies amounting to a total investment of $34.3 million. The Company regularly reviews its portfolio of equity investments in private companies for impairment. In the fourth quarter of fiscal 2001, the Company concluded that a decline in value of the portfolio had occurred that was other than temporary. Accordingly, a write-down of these investments of approximately $16.2 million was recorded in interest income and other, net. At January 31, 2001, the Company's net investment in private equity investments, including the investment in WebGain, totaled $50.9 million.

                               BEA SYSTEMS, INC.

   Notes receivable from executive officers of the Company are for the financing of real property. These notes, which are secured by deeds of trust on real property, bear interest at 7 percent per annum and are due and payable on the earlier of dates ranging from June 30, 2004 to December 23, 2004 or the termination of the executive's employment with the Company. The notes may be repaid at any time prior to the due date.

   During fiscal 2000, the Company incurred $14.6 million of debt issuance costs in connection with the issuance of the 2006 Notes (see Note 8). The costs are being amortized to interest expense over 84 months, the original life of the 2006 Notes. In fiscal 1999, the Company incurred $7.3 million of debt issuance costs in connection with the issuance of the 2005 Notes (see
Note 8). During fiscal 2001 and 2000, approximately $11.1 million and $227.5 million, respectively, of the 2005 Notes were converted to common stock and related debt conversion premiums of approximately $236,000 and $8.1 million, respectively, were charged to interest expense. The debt issuance costs are being amortized to interest expense on a straight-line basis, which approximates the effective interest method over 84 months, the original life of the 2005 Notes.

7. Accrued Liabilities

   Accrued liabilities consist of the following (in thousands):

                                                                 January 31,
                                                               ----------------
                                                                 2001    2000
                                                               -------- -------
   Accrued payroll and related liabilities.................... $ 60,282 $43,059
   Accrued sales taxes........................................   20,554  11,230
   Other accrued liabilities..................................   52,256  38,384
                                                               -------- -------
                                                               $133,092 $92,673
                                                               ======== =======

8. Line of Credit, Notes Payable and Other Long-Term Obligations

 Borrowings under lines of credit

   At January 31, 2001 and 2000, the Company had no line of credit agreements.

 Notes payable and other obligations

   Notes payable and other obligations consist of the following (in thousands):

                                                              January 31,
                                                            -----------------
                                                              2001     2000
                                                            --------  -------
   Other notes payable and short-term obligations.......... $     69  $    36
   Acquisition-related liabilities.........................   14,422    9,600
   Other long-term obligations.............................    1,491      823
                                                            --------  -------
                                                              15,982   10,459
   Less amounts due within one year........................  (13,321)  (4,454)
                                                            --------  -------
   Notes payable and other long-term obligations due after
    one year............................................... $  2,661  $ 6,005
                                                            ========  =======

                               BEA SYSTEMS, INC.

   Scheduled maturities of notes payable and other obligations are as follows (in thousands):

                                                                       Principal
                                                                        Amount
                                                                       ---------
   Year ended January 31,
     2002.............................................................  $13,321
     2003.............................................................    2,293
     2004.............................................................      123
     2005.............................................................       95
     2006 and thereafter..............................................      150
                                                                        -------
                                                                        $15,982
                                                                        =======

 Convertible subordinated debt offerings

   In December 1999, the Company completed the sale of the 2006 Notes in an offering to Qualified Institutional Buyers. The 2006 Notes are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time on or after December 20, 2002, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

   In June and July 1998, the Company completed the sale of the 2005 Notes in an offering to Qualified Institutional Buyers. The 2005 Notes are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2005 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 151.48 shares per $1,000 principal amount of 2005 Notes (equivalent to an approximate conversion price of $6.60 per share). The 2005 Notes are redeemable at the option of the Company in whole or in part at any time on or after June 5, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually. During fiscal 2001, approximately $11.1 million of the 2005 Notes were converted to common stock, leaving approximately $11.4 million as remaining principal. The Company incurred $236,000 million of debt conversion premium in fiscal 2001, which was charged to interest expense. During fiscal 2000, approximately $227.5 million of the 2005 Notes were converted to common stock. The Company incurred $8.1 million of debt conversion premium in fiscal 2000, which was charged to interest expense.

9. Income Taxes

   The components of the provisions for income taxes consist of the following (in thousands):

                                                            January 31,
                                                      -------------------------
                                                        2001     2000     1999
                                                      --------  -------  ------
   Federal:
     Current......................................... $ 52,766  $ 5,731  $1,420
     Deferred........................................  (52,622)  (3,800)     -
   State:
     Current.........................................   17,000    5,093     804
     Deferred........................................  (10,888)      -       -
   Foreign:
     Current.........................................   24,124    6,893   2,632
                                                      --------  -------  ------
     Provision for income taxes...................... $ 30,380  $13,917  $4,856
                                                      ========  =======  ======

                               BEA SYSTEMS, INC.

   Pretax income (loss) from foreign operations was approximately $32.1 million, $(25.2) million, and $(25.7) million for fiscal 2001, 2000 and 1999, respectively.

   The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

                                                        January 31,
                                                 ----------------------------
                                                   2001      2000      1999
                                                 --------  --------  --------
   Tax benefit at U.S. statutory rate........... $ 16,612  $ (1,980) $(16,355)
   State income taxes, net of federal benefit...    3,973     3,310       523
   Nondeductible amortization of intangible
    assets......................................   14,389     2,336     6,511
   Purchase adjustment..........................       -     11,830        -
   Valuation allowance..........................  (18,156)  (16,585)    8,316
   Unbenefitted foreign losses..................       -      5,173     3,442
   Foreign income and withholding taxes.........   14,493     6,893     1,056
   Nondeductible transaction expenses...........       -      2,819     1,036
   Other........................................     (931)      121       327
                                                 --------  --------  --------
     Provision for income taxes................. $ 30,380  $ 13,917  $  4,856
                                                 ========  ========  ========

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                 January 31,
                              -------------------
                                2001       2000
                              ---------  --------
   Deferred tax assets:
     Deferred revenue........ $  32,248  $  8,486
     Accruals and reserves...    20,074    13,195
     Net operating loss
      carryforwards..........    84,469       525
     Property, equipment and
      intangible assets......    38,550    26,319
     Other...................       657        -
                              ---------  --------
   Subtotal..................   175,998    48,525
   Valuation allowance.......  (168,483)  (44,725)
                              ---------  --------
   Total deferred tax
    assets................... $   7,515  $  3,800
                              ---------  --------
   Deferred tax liabilities:
     U.S. deferred taxes for
      unremitted foreign
      earnings...............    (9,915)       -
                              ---------  --------
     Net deferred tax
      assets/(liabilities)... $  (2,400) $  3,800
                              =========  ========

   Realization of deferred tax assets is primarily dependent on future taxable income, if any, the timing and amount of which is uncertain in part due to the potential impact of future stock option deductions. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2001 and 2000, has been established to reflect these uncertainties. The valuation allowance increased by approximately $123.8 million and $322,000 in fiscal years 2001 and 2000, respectively. Approximately $158.6 million and $25.5 million of the valuation allowance at January 31, 2001 and 2000, respectively, relates to tax benefits associated with exercises of stock options which will reduce income taxes payable and be credited to additional paid-in capital when realized.

                               BEA SYSTEMS, INC.

   As of January 31, 2001, the Company had federal net operating loss carryforwards of approximately $206.2 million, which will expire in 2009 through 2021. Utilization of net operating loss carryforwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carryforwards before full utilization.

10. Stockholders' Equity

 Share activity

   The following table represents changes in outstanding shares of preferred and common stock:

                                                                      Class B
                                                   Preferred Common   common
(in thousands)                                       stock    stock    stock
--------------                                     --------- -------  -------
Balance at January 31, 1998.......................    2,408  155,008  120,896
Issuance of preferred and common stock............   14,476      764       -
Shares issued under stock option and stock
 purchase plans...................................       -    14,292       -
Repurchase of common shares.......................       -    (1,268)      -
Conversion of preferred stock.....................  (16,884)  16,884       -
Conversion of Class B common stock................       -    49,600  (49,600)
                                                    -------  -------  -------
Balance at January 31, 1999.......................       -   235,280   71,296
Issuance of common stock..........................       -     7,272       -
Shares issued under stock option and stock
 purchase plans...................................       -    13,552       -
Conversion of debt obligations....................       -    34,464       -
                                                    -------  -------  -------
Balance at January 31, 2000.......................       -   290,568   71,296
Issuance of common stock..........................       -     1,969       -
Conversion of Class B common stock................       -    71,296  (71,296)
Shares issued under stock option and stock
 purchase plans...................................       -    24,754       -
Repurchase of common shares.......................       -       (48)      -
Return of shares from escrow previously issued in
 connection with acquisitions.....................       -      (127)      -
Shares issued from exercise of warrant............       -       109       -
Conversion of debt obligations....................       -     1,675       -
                                                    -------  -------  -------
Balance at January 31, 2001.......................       -   390,196       -
                                                    =======  =======  =======

 Stock splits

   In each of December 1999 and April 2000, the Company completed two-for-one common stock splits in the form of a stock dividend. All common stock share information and per share amounts in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the effect of these stock splits.

 Common stock

   In July 1999, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized shares of common stock and Class B common stock from 482,060,000 shares to 1,140,000,000 shares which is adjusted for the two-for-one stock splits on December 1999 and April 2000 per stockholder approval of an amendment in April 2000.

                               BEA SYSTEMS, INC.

   The Company has issued shares of its common stock to certain employees of the Company, pursuant to which the Company has the right to repurchase shares of common stock sold to such employees at the original issuance price upon the employee's termination of employment. The repurchase option of these shares expires monthly over a four-year period, subject to acceleration upon the occurrence of certain events. As of January 31, 2001, approximately 226,000 shares were subject to the Company's right of repurchase.

   The Company has reserved shares of common stock for future issuance at January 31, 2001, as follows (in thousands):

   Shares reserved for Incentive Stock Option Plans.................... 102,693
   Shares reserved for Employee Stock Purchase Plan....................   6,132
   Outstanding warrants................................................     458
   Shares reserved for conversion of convertible notes payable (2005
    Notes and 2006 Notes)..............................................  17,603
                                                                        -------
     Total common stock reserved for future issuance................... 126,886
                                                                        =======

   Outstanding warrants, which are exercisable as of January 28, 1998 to September 24, 1999, have exercise prices ranging from $0.31 to $0.56 per share with expiration dates ranging from January 28, 2003 to September 24, 2004.

 Class B common stock

   In March 1997, BEA's Board of Directors authorized 140 million shares of an additional class of common stock (Class B common stock). The Class B common stock has the same rights, preferences, privileges and restrictions as the common stock, except that each share of Class B common stock is convertible into one share of common stock, has no voting rights except as required by Delaware law and has no right to vote for the election of directors. The shares of Class B common stock are convertible at the option of the holder into common stock, provided that such conversion does not result in the converting stockholder holding more than 49 percent of the Company's outstanding voting securities. The shares of Class B common stock could be automatically converted into a like number of shares of common stock upon the occurrence of certain events. During fiscal 2001, all remaining outstanding shares of Class B common stock were converted into common stock.

 Deferred compensation

   In fiscal 1999, the Company recorded deferred compensation of approximately $1.7 million, for certain common stock options granted at prices below the deemed fair market value of the Company's common stock on the date of grant. The deferred compensation is being amortized as compensation expense over the vesting period of the underlying stock options. For the fiscal years ended January 31, 2001, 2000 and 1999, compensation expense recognized totaled $621,000, $736,000 and $371,000, respectively.

 Stockholder notes receivable

   In September 1995, the Company issued 12,200,000 shares of common stock to certain officers in exchange for cash of $325,000 and notes receivable of $544,000. The notes receivable are issued on full recourse terms and bear interest at 7 percent compounded semi-annually. The notes receivable are due on or before January 31, 2002 or within a specified period of time following termination of employment with the Company. In fiscal 2001 and 2000, $98,000 and $248,000, respectively, of these notes were repaid to the Company.

                               BEA SYSTEMS, INC.

11. Employee Benefit Plans

 Stock option plans

   Under the Company's stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company's common stock. Options generally vest over a four-year period and have terms of up to ten years. Annually, the number of shares available in the plan is automatically increased by an amount up to six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock purchase plan, not to exceed 24 million shares per fiscal year. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and must be at least equal to the fair market value of the stock on the grant date.

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

   Information with respect to option activity under the Company's stock option plans are summarized as follows:

                                                                      Weighted
                                                                      average
                                                                      exercise
                                                          Exercise     price
                                              Options     price per     per
   (shares in thousands)                    outstanding     share      share
   ---------------------                    ----------- ------------- --------
   Options outstanding at January 31,
    1998...................................    40,072   $ 0.01-$ 6.04  $ 1.00
     Granted...............................    19,132   $ 2.50-$ 7.04  $ 5.00
     Exercised.............................    (8,328)  $ 0.03-$ 5.00  $ 0.38
     Canceled..............................    (4,660)  $ 0.07-$ 6.75  $ 3.60
                                              -------
   Options outstanding at January 31,
    1999...................................    46,216   $ 0.03-$ 7.04  $ 2.56
     Granted...............................    42,746   $ 0.07-$41.35  $ 8.56
     Exercised.............................   (10,235)  $ 0.03-$ 6.75  $ 1.62
     Canceled..............................   (11,041)  $ 0.03-$34.97  $ 4.54
                                              -------
   Options outstanding at January 31,
    2000...................................    67,686   $ 0.03-$41.35  $ 6.17
     Granted...............................    14,820   $29.33-$85.56  $48.53
     Exercised.............................   (20,486)  $ 0.01-$58.19  $ 3.10
     Canceled..............................    (6,731)  $ 0.07-$85.56  $ 4.54
                                              -------
   Options outstanding at January 31,
    2001...................................    55,289   $ 0.07-$85.56  $16.97
                                              =======
   Options exercisable at January 31,
    2001...................................    17,925   $ 0.07-$83.50  $ 5.06
                                              =======
   Options exercisable at January 31,
    2000...................................    18,564   $ 0.03-$41.35  $ 1.71
                                              =======
   Options exercisable at January 31,
    1999...................................    15,740   $ 0.03-$ 7.03  $ 0.84
                                              =======
   Options available for grant at January
    31, 2001...............................    47,404
                                              =======

   The weighted average grant date fair value of stock options was $35.80, $8.79 and $3.55 in fiscal years 2001, 2000 and 1999, respectively.

                               BEA SYSTEMS, INC.

   The following table summarizes information about outstanding and exercisable stock options at January 31, 2001:

                                           Outstanding           Exercisable
                                   --------------------------- ---------------
                                           Weighted
                                            average
                                           remaining  Weighted        Weighted
                                   Number contractual average  Number average
                                     of    life (in   exercise   of   exercise
   (shares in thousands)           shares   years)     price   shares  price
   ---------------------           ------ ----------- -------- ------ --------
   Range of per share exercise
    prices
     $0.07-$1.50..................  5,813    6.10      $ 0.70   5,440  $ 0.69
     $1.58-$3.81..................  6,093    7.78      $ 3.37   2,612  $ 3.41
     $3.84-$4.33..................  8,738    8.19      $ 4.17   3,227  $ 4.17
     $4.33-$5.89..................  6,759    7.70      $ 5.36   2,775  $ 5.26
     $5.95-$6.72..................  5,799    8.12      $ 6.45   1,750  $ 6.38
     $6.75-$24.75.................  6,822    8.68      $13.29   1,443  $11.55
     $28.17-$37.69................  6,097    9.06      $34.43     669  $32.68
     $37.88-$59.63................  5,656    9.44      $46.18       8  $41.34
     $61.00-$83.50................  3,376    9.77      $68.14       1  $62.97
     $85.56.......................    136    9.73      $85.56      -   $   -
                                   ------                      ------
                                   55,289                      17,925
                                   ======                      ======

 Employee stock purchase plan

   In March 1997, the Company's stockholders approved an Employee Stock Purchase Plan (the "ESPP Plan") for all employees meeting certain eligibility criteria. Under the ESPP Plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at 85 percent of the lower of the closing sale price of BEA's Common Stock reported on the Nasdaq National Market ("Nasdaq") at the beginning or the end of each six-month offering period. Additionally, the price paid by the employee will not exceed 85% of the closing sale price as reported on Nasdaq at the beginning of a 24 month period that restarts in January and July of every second year determined by the employee's enrollment date in the plan. Eligible employees may purchase common stock through payroll deductions by electing to have between 1% and 15% of their compensation withheld. Annually, the number of shares available in the ESPP Plan automatically increase by an amount equal to six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock option plan, not to exceed 24 million shares per fiscal year. Approximately, 4.3 million, 3.3 million and 6.0 million shares for proceeds of $22.8 million, $11.0 million and $6.9 million were sold through the ESPP Plan in fiscal 2001, 2000 and 1999, respectively. At January 31, 2001, 16.1 million shares had been issued under the ESPP Plan and 6.1 million shares were reserved for issuance.

 401(k) plan

   The Company has a 401(k) Profit Sharing Plan (the "401K Plan") that allows eligible employees to contribute up to 15 percent of their annual compensation to the 401K Plan, subject to certain limitations. The Company matches employee contributions at a rate of 3 percent of salary, up to a maximum of $3,000. Employee contributions vest immediately, whereas the Company's matching contributions vest at a rate of 25 percent per year of employment. The 401K Plan also allows the Company to make discretionary contributions; however, none have been made to date. The Company recognized matching contribution expense of $1.4 million, $838,000 and $0 in fiscal 2001, 2000 and 1999, respectively.

                               BEA SYSTEMS, INC.

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

   Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called "stock based awards") granted subsequent to January 31, 1995, under the fair value method of that statement. The fair value of the Company's stock based awards granted to employees in fiscal years 1998 and 1997, prior to the Company's initial public offering, was estimated using the minimum value method. Stock based awards granted in fiscal years 2001, 2000 and 1999, subsequent to the Company's initial public offering, have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company's stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of stock based awards granted in fiscal years 1998 and 1997 under the minimum value method.

   The fair value of the Company's stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

                                             Employee stock    Employee stock
                                                options        purchase plan
                                             ----------------  ----------------
                                             2001  2000  1999  2001  2000  1999
                                             ----  ----  ----  ----  ----  ----
    Expected life (in years)................ 4.30  4.30  4.71    .5    .5    .5
    Risk-free interest rate................. 5.99% 5.93% 5.14% 5.68% 5.62% 5.10%
    Expected volatility.....................  .98   .81   .66   .98   .81   .66
    Dividends...............................   -     -     -     -     -     -

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

   For purposes of pro forma disclosures, the estimated fair value of the above stock-based awards is amortized to expense over the awards' vesting period. The Company's pro forma information follows (in thousands, except per share amount):

                                                        January 31,
                                                -----------------------------
                                                  2001       2000      1999
                                                ---------  --------  --------
   Pro forma net loss.......................... $(109,979) $(61,707) $(86,884)
   Pro forma basic and diluted net loss per
    share...................................... $   (0.29) $  (0.20) $  (0.31)

                               BEA SYSTEMS, INC.

12. Accumulated Other Comprehensive Loss

   The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                January 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
   Foreign currency translation adjustment................... $(1,175) $  (962)
   Unrealized loss on available-for-sale investments, net of
    tax of $12 and $124 in fiscal 2001 and 2000,
    respectively.............................................    (346)    (317)
                                                              -------  -------
   Total accumulated other comprehensive loss................ $(1,521) $(1,279)
                                                              =======  =======

   The related income tax effect allocated to each component of other comprehensive income (loss) are as follows (in thousands):

                                                        Amount  Income  Amount
                                                        before    tax   net of
                                                         tax    benefit taxes
                                                        ------  ------- ------
   Fiscal 2001
     Foreign currency translation adjustment........... $(213)   $ -    $(213)
     Unrealized loss on available-for-sale
      investments......................................   (41)     12     (29)
                                                        -----    ----   -----
       Total other comprehensive loss.................. $(254)   $ 12   $(242)
                                                        =====    ====   =====
   Fiscal 2000
     Foreign currency translation adjustment........... $(395)   $ -    $(395)
     Unrealized loss on available-for-sale
      investments......................................  (414)    124    (290)
                                                        -----    ----   -----
       Total other comprehensive loss.................. $(809)   $124   $(685)
                                                        =====    ====   =====
   Fiscal 1999
     Foreign currency translation adjustment........... $   5    $ -       $5
     Unrealized loss on available-for-sale
      investments......................................   (12)      4      (8)
                                                        -----    ----   -----
       Total other comprehensive income (loss)......... $  (7)   $  4   $  (3)
                                                        =====    ====   =====

13. Geographic Segment Information

   Information regarding the Company's operations by geographic areas at January 31, 2001, 2000 and 1999 and for the fiscal years then ended is as follows (in thousands):

                                                            January 31,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
   Total revenues:
     United States.................................. $478,634 $276,755 $173,305
     Europe, Middle East and Africa.................  240,137  141,097   93,825
     Asia/Pacific and other.........................  100,989   46,558   21,912
                                                     -------- -------- --------
                                                     $819,760 $464,410 $289,042
                                                     ======== ======== ========
   Long-lived assets (at end of year):
     United States (1).............................. $352,787 $264,865 $340,481
     Europe, Middle East and Africa.................    5,936    3,610   44,407
     Asia/Pacific and other.........................   16,807   18,989   18,123
                                                     -------- -------- --------
                                                     $375,530 $287,464 $403,011
                                                     ======== ======== ========

--------
(1) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes.

                               BEA SYSTEMS, INC.

   The Company assigns revenues to geographic areas based on the location from which the invoice is generated. The only geographic sub-region with revenues greater than 10 percent of total revenues in fiscal 2001 was the United Kingdom with 10.3 percent or $84.7 million. No one geographic sub-region outside the United States accounted for more than 10% of total revenues in both fiscal 2000 and 1999. No one geographic sub-region outside the United States accounted for more than 10% of total long-lived assets in any of fiscal 2001, 2000 and 1999.

14. Supplemental Cash Flow Disclosures

   Cash payments for interest were $22.4 million (exclusive of the debt conversion premium of $236,000), $11.0 million (exclusive of the debt conversion premium of $8.1 million), and $7.2 million in fiscal 2001, 2000 and 1999, respectively. Cash payments for income taxes were approximately $285,000, $6.3 million and $1.6 million for fiscal 2001, 2000 and 1999, respectively. In fiscal 2001 and 2000, the convertible holders converted approximately $11.1 million and $227.5 million of the 2005 Notes into common stock. The value of stock issued in connection with business acquisitions in fiscal 2001 and 2000 was $23.3 million and $117.7 million. During fiscal 2001, the Company sold of $10.3 million of the carrying value of its investment in WebGain and transferred a $18.0 million convertible note plus accrued interest to WP Equity Partners, LP in exchange for a note receivable due from WP Equity Partners in the amount of approximately $50.0 million.

15. Commitments and Contingencies

 Operating Leases

   The Company leases its facilities under operating lease arrangements with remaining terms ranging from less than 1 year up to 10.5 years. The Company entered into agreements to sublease portions of this space. Certain of the leases provide for specified annual rent increases as well as options to extend the lease beyond the initial term for additional terms ranging from 2 to 15 years.

   Approximate annual minimum operating lease commitments and sublease rental income are as follows (in thousands):

                                                                        Sublease
   January 31,                                              Commitments  income
   -----------                                              ----------- --------
     2002..................................................  $ 26,182    $2,168
     2003..................................................    26,568       763
     2004..................................................    25,213        40
     2005..................................................    22,723        -
     2006..................................................    26,390        -
     Thereafter............................................    55,254        -
                                                             --------    ------
       Total minimum lease payments........................  $182,330    $2,971
                                                             ========    ======

   Total rent expense charged to operations for the fiscal years ended January 31, 2001, 2000 and 1999 was approximately $24.2 million, $16.9 million and $11.8 million, respectively. Rental income for the facilities under sublease was $4.2 million and $3.6 million for the fiscal years ended January 31, 2001 and 2000, respectively, and insignificant for the fiscal year ended January 31, 1999.

 Capital leases

   The company has equipment under capital lease for which the remaining payments of principal and interest are not significant.

                               BEA SYSTEMS, INC.

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

 Employer Payroll Taxes

   The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. During fiscal 2001 and 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $13.3 million and $2.0 million, respectively. Because the Company is unable to predict these employer payroll taxes the Company is unable to predict what, if any, expense will be recorded in a future period.

16. Related Party Transactions

   During fiscal 2000, the Company extended two $5.0 million unsecured lines of credit to certain officers of the Company. As of January 31, 2001 and 2000, there were no outstanding borrowings under the lines of credit. As of January 31, 2001 and 2000, accrued interest on promissory notes to executive officers included in current assets totaled $136,000 and $371,000, respectively.

17. Subsequent Events (unaudited)

   During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company's headquarters in San Jose, California to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $17.5 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease payments will fluctuate from time to time depending on short term interest rates. The Company has an option to purchase the land at the end of the term of the lease for the lesser of $331 million or the outstanding lease balance or, prior to the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease. As part of the lease transaction, the Company has restricted approximately $330 million of its investment securities as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to certain limitations. The Company must maintain certain covenants, as defined in the lease.

   In February 2001, the Company sold additional shares of WebGain Series A Preferred Stock to WP Equity Partners, further reducing the Company's ownership interest to below 20 percent. In accordance with the agreement regarding the sale of the Company's investment in WebGain executed in January 2001, the Company recorded an additional gain of $18.0. See Note 6.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled "Election of Directors," "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement with respect to the Registrant's 2001 Annual Meeting to be filed with the SEC within 120 days of January 31, 2001 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

   The information in the sections entitled "Executive Compensation and Related Information" and "Election of Directors" and related information in the Proxy Statement is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information in the section entitled "Certain Relationships and Related Transactions" and the Proxy Statement is incorporated herein by this reference.

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

       (3) Exhibits

     Exhibit                             Description
     -------                             -----------
      2.1(5) Agreement and Plan of Reorganization among BEA Systems, Inc.,
             WebLogic, Inc. and Charlotte acquisition Corp., dated as of
             September 24, 1998
      2.1(8) Asset Purchase Agreement by and between NCR Corporation and BEA
             Systems, Inc.
      3.1(3) Form of Registrant's Amended and Restated Certificate of
             Incorporation
      3.2(1) Registrant's Bylaws, as currently in effect along with Certificate of Amendment of Bylaws

     Exhibit                              Description
     -------                              -----------
      3.3(10)   Form of Registrant's Amended and Restated Certificate of
                Incorporation
      4.1(1)    Investor Rights Agreements by and among the Registrant and the investors and the founders named therein
      4.3(4)    Form of Indenture Agreement for the 4% Convertible Notes due
                June 15, 2005
      4.4(4)    Form of Promissory Note for the 4% Convertible Notes due June
                15, 2005
      4.5(4)    Form of Purchase Agreement for the 4% Convertible Notes due
                June 15, 2005
      4.6(4)    Form of Registration Rights Agreement for the 4% Convertible
                Notes due June 15, 2005
      4.7(9)    Form of Indenture Agreement for the 4% Convertible Notes due
                December 15, 2006
      4.8(9)    Form of Promissory Note for the 4% Convertible Notes due
                December 15, 2006
      4.9(9)    Form of Purchase Agreement for the 4% Convertible Notes due
                December 15, 2006
      4.10(9)   Form of Registration Rights Agreement for the 4% Convertible
                Notes due December 15, 2006
     10.1(1)*   Form of Indemnification Agreement between the Registrant and each of its executive officers and directors
     10.1(5)    Agreement and Plan of Reorganization among BEA Systems, Inc.
                and WebLogic, Inc. and Charlotte Acquisition Corp., dated as of
                September 24, 1998.
     10.1(7)    Stock Purchase Agreement among BEA Systems, Inc. and Leader
                Group, Inc., Jeffrey D. Peotter, Jeffrey M. Ryan, Kenneth R.
                Allen and Shareholders.
     10.1(1)*   Employment Agreement between the Registrant and the three
                founders dated as of September 28, 1995
     10.2(1)    Form of Promissory Notes entered into between the Registrant,
                William T. Coleman III, Edward W. Scott, Jr. and Alfred S.
                Chuang each dated September 28, 1995
     10.3(1)    Promissory Note secured by deed of trust entered into between the Registrant and Edward W. Scott, Jr. and Cheryl S. Scott,
                dated December 12, 1995
     10.4(1)    Agreement between the Registrant and Novell, dated January 24,
                1996, and Amendments thereto
     10.5(1)    Lease Agreement between the Registrant and William H. and Leila
                A. Cilker dated November 15, 1995 and First Amendment thereto
     10.6(1)    Stock Purchase Agreement between the Registrant and Warburg,
                Pincus Ventures, L.P. dated September 28, 1995, and Amendments thereto
     10.7(1)*   Registrant's 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder
     10.8(3)*   Registrant's 1997 Stock Incentive Plan, including forms of agreements thereunder
     10.9(3)*   Registrant's 1997 Employee Stock Purchase Plan, including forms of agreements thereunder
     10.10(1)   Subordinated Bridge Line of Credit between the Registrant and
                Warburg, Pincus Ventures, L.P., dated January 22, 1997
     10.11(2)   License Agreement between the Registrant and Digital Equipment
                Corporation, dated January 31, 1997 and Amendments thereto
     10.12(2)*  1997 Management Bonus Plan
     10.13(6)   Lease agreement between the Registrant and Sobrado Interest III for premise located at 2315 North First Street, San Jose, dated
                December 26, 1997
     10.14(6)   Lease agreement between the Registrant and Sobrado Interest III for premise located at 2345 North First Street, San Jose, dated
                December 26, 1997
     10.15(10)* Employment Agreement between the Registrant and Alfred S.
                Chuang dated as of September 1, 1999
     10.16(10)* Employment Agreement between the Registrant and William T.
                Coleman III dated as of September 1, 1999
     10.17(10)  Promissory Note secured by deed of trust entered into between the Registrant and Joe Menard and Laura Menard, dated December
                15, 1999

     Exhibit                              Description
     -------                              -----------
     10.18(10)  Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated
                September 24, 1999
     10.19(10)  First amendment to lease between the Registrant and Russ
                Building for premise located at 235 Montgomery Street, San
                Francisco, dated March 15, 2000
     10.20(10)* Registrant's 2000 Non-Qualified Stock Incentive Plan, including forms of agreements thereunder
     10.21(10)  Promissory Note secured by deed of trust entered into between the Registrant and Ivan Koon and Irene Li-Ping Chueng, dated
                December 7, 1999
     10.22      Form of Lease agreement between the Registrant and ABN AMRO
                Leasing, Inc., dated February 13, 2001
     10.23      2001 Executive Staff Bonus Plan
     10.24      Registrant's Amended 1997 Employee Stock Purchase Plan
     11.1       Statement re: computation of loss per share (included on page
                41 of this Report)
     12.1       Ratio of Earnings to Fixed Charges
     21.1       Subsidiaries of the Registrant
     23.1       Consent of Ernst & Young LLP, Independent Auditors

--------
(1) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2, filed January 31, 1997
(2) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2/A, filed March 20, 1997
(3) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form SB-2/A, filed April 3, 1997
(4) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed September 9, 1998
(5) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed October 30, 1998
(6) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form 10-KSB, filed April 30, 1998
(7) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed August 10, 1998
(8) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form 8-K, filed June 30, 1998
(9) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form S-3, filed March 13, 2000
(10) Incorporated by reference to such exhibit as filed in the Registrant's Registration Statement on Form 10-K, filed May 1, 2000
 *   Denotes a management contract or compensatory plan or arrangement.

   (b) Reports on Form 8-K and 8-K/A

   [Reports on Form 8-K and 8-K/A were not filed by the Company during the last quarter of the fiscal year ended January 31, 2001.]

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BEA Systems, Inc.

                                          /s/ William T. Coleman III
                                          William T. Coleman III
                                      Chief Executive Officer and
                                         Chairman of the Board
April 30, 2001

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

              Signature                        Title                 Date
              ---------                        -----                 ----

     /s/ William T. Coleman III       Chief Executive Officer   April 30, 2001
 ------------------------------------  and Chairman of the
                                       Board
        William T. Coleman III

        /s/ Alfred S. Chuang          President, Chief          April 30, 2001
 ------------------------------------  Operating Officer
           Alfred S. Chuang            and Director

       /s/ William M. Klein           Chief Financial Officer   April 30, 2001
 ------------------------------------  and Executive Vice
                                       President--
                                       Administration
           William M. Klein

         /s/ Carol A. Bartz           Director                  April 30, 2001
 ------------------------------------
            Carol A. Bartz

         /s/ Cary J. Davis            Director                  April 30, 2001
 ------------------------------------
            Cary J. Davis

      /s/ Stewart K. P. Gross         Director                  April 30, 2001
 ------------------------------------
         Stewart K. P. Gross

       /s/ William H. Janeway         Director                  April 30, 2001
 ------------------------------------
          William H. Janeway
         /s/ Robert L. Joss           Director                  April 30, 2001
 ------------------------------------
            Robert L. Joss
         /s/ Dean O. Morton           Director                  April 30, 2001
 ------------------------------------
            Dean O. Morton

                               BEA SYSTEMS, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                   Year Ended January 31, 2001, 2000 and 1999

                                 (in thousands)

                                      Balance at                      Balance at
                                      beginning                         end of
                                      of period  Additions Deductions   period
                                      ---------- --------- ---------- ----------
January 31, 2001
  Allowance for doubtful accounts....   $5,512    $5,045     $1,158     $9,399
January 31, 2000
  Allowance for doubtful accounts....   $3,661    $3,312     $1,461     $5,512
January 31, 1999
  Allowance for doubtful accounts....    2,033     2,806      1,178      3,661