Form 10-Q
period 2001-04-30
BEA SYSTEMS INC
filed 2001-06-13
CIK 1031798

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

    For the quarterly period ended April 30, 2001

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

                               ----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of May 31, 2001, there were approximately 394,185,392 shares of the Registrant's Common Stock outstanding.

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


 ITEM 1.  Financial Statements (Unaudited):


          Condensed Consolidated Statements of Operations and
           Comprehensive Income (Loss) for the three months ended
           April 30, 2001 and 2000...................................       3

          Condensed Consolidated Balance Sheets as of April 30, 2001
           and January 31, 2001......................................       4


          Condensed Consolidated Statements of Cash Flows for the
           three months ended April 30, 2001 and 2000................       5


          Notes to Condensed Consolidated Financial Statements.......       6


 ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................      13


 ITEM 3.  Quantitative and Qualitative Disclosure about Market
           Risks.....................................................      29


 PART II. OTHER INFORMATION


 ITEM 6.  Exhibits and Reports on Form 8-K...........................      32


 Signatures...........................................................     33

                         PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (Unaudited)

                                                              Three months
                                                             ended April 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Revenues:
  License fees............................................. $161,193  $ 85,239
  Services.................................................   95,970    68,443
                                                            --------  --------
    Total revenues.........................................  257,163   153,682
Cost of revenues:
  Cost of license fees.....................................    5,652     3,775
  Cost of services.........................................   50,745    40,413
  Amortization of certain acquired intangible assets.......    6,413     9,983
                                                            --------  --------
    Total cost of revenues.................................   62,810    54,171
                                                            --------  --------
Gross profit...............................................  194,353    99,511
Operating expenses:
  Sales and marketing......................................  108,156    68,695
  Research and development.................................   29,525    18,879
  General and administrative...............................   18,182    10,864
  Amortization of goodwill.................................   16,009    12,195
  Acquisition-related charges..............................      --      2,200
                                                            --------  --------
    Total operating expenses...............................  171,872   112,833
                                                            --------  --------
Income (loss) from operations..............................   22,481   (13,322)
Interest income and other, net.............................   13,717     4,146
                                                            --------  --------
Income (loss) before provision for income taxes............   36,198    (9,176)
Provision for income taxes.................................   15,574     3,207
                                                            --------  --------
Net income (loss)..........................................   20,624   (12,383)
Other comprehensive income (loss):
  Foreign currency translation adjustments.................   (1,655)      142
  Unrealized gain (loss) on available-for-sale investments,
   net of income taxes.....................................       85      (240)
                                                            --------  --------
Comprehensive income (loss)................................ $ 19,054  $(12,481)
                                                            ========  ========
Basic and diluted net income (loss) per share.............. $   0.05  $  (0.03)
                                                            ========  ========
Number of shares used in per share calculations:
  Basic....................................................  391,700   366,950
                                                            ========  ========
  Diluted..................................................  424,620   366,950
                                                            ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                         April 30,   January 31,
                                                           2001         2001
                                                        -----------  -----------
                                                        (Unaudited)
                        ASSETS
                        ------
Current assets:
  Cash and cash equivalents............................ $  700,091   $  907,635
  Restricted cash (see Note 6.)........................    202,550        4,998
  Short-term investments...............................      9,884       33,294
  Accounts receivable, net.............................    205,790      214,706
  Deferred tax assets..................................      1,983       20,035
  Other current assets.................................     29,015       26,223
                                                        ----------   ----------
    Total current assets...............................  1,149,313    1,206,891
Property and equipment, net............................     52,598       51,223
Goodwill, net..........................................    122,594      138,404
Acquired intangible assets, net........................     41,635       52,288
Deferred tax assets....................................        --         9,915
Long-term restricted cash..............................    140,361          --
Other long-term assets.................................    135,847      133,615
                                                        ----------   ----------
    Total assets....................................... $1,642,348   $1,592,336
                                                        ==========   ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable..................................... $   11,732   $   15,233
  Accrued liabilities..................................    154,700      133,092
  Accrued income taxes.................................     24,934       24,307
  Deferred revenues....................................    222,306      203,947
  Current portion of notes payable and other
   obligations.........................................      9,781       13,321
                                                        ----------   ----------
    Total current liabilities..........................    423,453      389,900
Deferred tax liabilities...............................      4,383       32,350
Notes payable and other long-term obligations..........      2,735        2,661
Convertible subordinated notes.........................    561,421      561,421
Commitments and contingencies
Stockholders' equity:
  Common stock.........................................        393          390
  Additional paid-in capital...........................    818,897      793,729
  Accumulated deficit..................................   (165,249)    (185,873)
  Notes receivable from stockholders...................       (198)        (198)
  Deferred compensation................................       (396)        (523)
  Accumulated other comprehensive loss.................     (3,091)      (1,521)
                                                        ----------   ----------
    Total stockholders' equity.........................    650,356      606,004
                                                        ----------   ----------
    Total liabilities and stockholders' equity......... $1,642,348   $1,592,336
                                                        ==========   ==========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                              Three months
                                                                  ended
                                                                April 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Operating activities:
  Net income (loss)........................................ $ 20,624  $(12,383)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation...........................................    4,503     2,333
    Amortization of deferred compensation..................      127       188
    Amortization of certain acquired intangible assets and
     acquisition-related charges...........................   22,422    24,379
    Amortization of debt issuance costs....................      543       561
    Debt conversion premium................................      --        236
    Net gain on sale of WebGain preferred stock and
     convertible note receivable...........................  (17,374)      --
    Write-down of equity investments.......................   10,655       --
    Changes in operating assets and liabilities............   43,073    12,056
    Other..................................................    3,340       967
                                                            --------  --------
Net cash provided by operating activities..................   87,913    28,337
                                                            --------  --------
Investing activities:
  Purchase of property and equipment.......................   (6,371)   (7,618)
  Payments for acquisitions, net of cash acquired and
   equity investments......................................   (6,753)  (55,288)
  Proceeds from the maturity of a long-term investment
   security................................................   14,908       --
  Increase in restricted cash for guarantees...............   (2,500)     (274)
  Purchases of available-for-sale short-term investments...  (10,109)   (2,307)
  Proceeds from maturities of available-for-sale short-term
   investments.............................................   33,641    38,848
                                                            --------  --------
Net cash provided by (used in) investing activities........   22,816   (26,639)
                                                            --------  --------
Financing activities:
  Net borrowings under lines of credit.....................      --      1,882
  Net proceeds (payments) on notes payable and other
   obligations.............................................      219    (9,277)
  Debt conversion premium..................................      --       (236)
  Other....................................................     (610)      720
  Increase in restricted cash for collateral on land lease
   transaction............................................. (335,800)      --
  Net proceeds received for employee stock purchases.......   22,558    18,595
                                                            --------  --------
Net cash provided by (used in) financing activities........ (313,633)   11,684
                                                            --------  --------
Net increase (decrease) in cash and cash equivalents....... (202,904)   13,382
Effect of exchange rate changes on cash....................   (4,640)     (794)
Cash and cash equivalents at beginning of period...........  907,635   763,294
                                                            --------  --------
Cash and cash equivalents at end of period................. $700,091  $775,882
                                                            ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassifications did not change the previously reported operating income
(loss) or net income (loss) amounts. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

   The consolidated balance sheet at January 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 Revenue recognition

   The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and related consulting services revenue is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. If the fee due from the customer is not fixed or determinable, revenue is recognized as cash is received from the customer, assuming all other revenue recognition criteria have been met. The Company considers all arrangements with payment terms longer than normal not to be fixed or determinable. Revenue arrangements with resellers are recognized on a sell-through basis.

   Services revenue includes consulting services, post-contract customer support and training. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. Actual results could differ from those estimates and, as a result, future gross margin on such contracts may be more or less than anticipated. The amount of consulting fixed-price contracts recognized on a percentage of completion basis has not been material to date. Software maintenance agreements provide technical support and the right to unspecified upgrades on an if-and-when available basis. Post-contract customer support revenue is recognized ratably over the term of the support period (generally one year) and training and other service revenues are recognized as the related services are provided. The unrecognized portion of amounts billed in advance for licenses and services is recorded as deferred revenues.

 Investments in equity securities

   As of April 30, 2001 and January 31, 2001, the Company's net private equity investments, including the investment in WebGain, Inc., totaled $39.8 million and $50.9 million, respectively. These investments

                               BEA SYSTEMS, INC.

are accounted for under the cost method, as ownership is less than 20 percent and/or the Company does not have the ability to exercise significant influence over the operations of the investee companies. In accordance with agreements regarding the sale of the Company's investment in WebGain, Inc. to WP Equity Partners, Inc., a related party, the Company recorded an additional net gain of $17.4 million during the first quarter of fiscal 2002, which is included in interest income and other, net. The Company regularly reviews its portfolio of equity investments in private companies for impairment. In the first quarter of fiscal 2002, the Company concluded that a decline in value of the portfolio had occurred that was other than temporary. Accordingly, a write-down of these investments of approximately $10.7 million was recorded in interest income and other, net. During the first quarter of fiscal 2002, the Company derived revenues from several of these companies representing in aggregate less than 1 percent of total revenues.

 Effect of new accounting pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In July 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company was required to adopt the provisions of FAS 133 effective February 1, 2001. The adoption of FAS 133 did not have a material impact on the Company's financial position or results of operations.

Note 2. Supplemental Cash Flow Disclosures and Related Party Receivables

   In February 2001, the Company sold additional shares of WebGain, Inc. Series A Preferred Stock with a carrying value of $2.9 million to WP Equity Partners, Inc. in exchange for a note receivable due from WP Equity Partners, Inc. in the amount of approximately $6.6 million. For the three months ended April 30, 2000, convertible debt holders converted approximately $8.0 million of the $250 million 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") into common stock. The value of stock issued in business acquisitions for the three months ended April 30, 2000 was approximately $23.2 million.

   As of April 30, 2001 and January 31, 2001, the balance due from WP Equity Partners, Inc. was $74.6 million and $50.0 million, respectively.

Note 3. Net Income (Loss) Per Share

   Basic net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock outstanding less shares subject to the Company's right to repurchase. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company's outstanding common stock and common equivalent shares (stock options and convertible notes), if dilutive. The treasury stock method is used to calculate the dilution effect of stock options. The as-if-converted method is used to calculate the dilution effect of the 2005 Notes and the $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes").

                               BEA SYSTEMS, INC.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

                                                              Three months
                                                             ended April 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Numerator:
  Numerator for basic net income (loss) per share:
    Net income (loss)...................................... $ 20,624  $(12,383)
  Numerator for diluted net income (loss) per share:
    Interest and amortization charges for the 2005 Notes,
     net of taxes..........................................       76       --
                                                            --------  --------
    Net income (loss) available to common stockholders..... $ 20,700  $(12,383)
                                                            ========  ========
Denominator:
  Denominator for basic net income (loss) per share:
    Weighted average shares outstanding....................  391,809   369,017
    Weighted average shares subject to repurchase..........     (109)   (2,067)
                                                            --------  --------
  Denominator for basic net income (loss) per share,
   weighted average shares outstanding.....................  391,700   366,950
Weighted average dilutive potential common shares:
  Options and shares subject to repurchase.................   31,190       --
  Convertible shares on the 2005 Notes.....................    1,730       --
                                                            --------  --------
Denominator for diluted net income (loss) per share........  424,620   366,950
                                                            ========  ========
Basic and diluted net income (loss) per share.............. $   0.05  $  (0.03)
                                                            ========  ========

   The computation of diluted net income per share for the three months ended April 30, 2001 excludes the impact of options to purchase approximately 7.4 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

   The computation of basic and diluted net loss per share for the three months ended April 30, 2000 excludes the impact of options to purchase approximately 49.9 million shares of common stock, the conversion of the 2006 Notes and the 2005 Notes, which are convertible into approximately 15.9 million and 2.2 million shares of common stock, respectively, as such impact would be antidilutive for the period presented.

Note 4. Financial Instruments

   Derivative financial instruments are utilized by the Company to reduce foreign currency exchange risks. The Company has established policies and procedures for risk assessment as well as the approval, reporting and monitoring of derivative financial instrument activities. The Company does not hold any derivative financial instruments for trading or speculative purposes. Derivative transactions are restricted to those intended for hedging purposes.

 Change in Accounting Principle

   Effective February 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended, which establishes accounting and reporting standards for derivative instruments, including certain derivative

                               BEA SYSTEMS, INC.

instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss). Derivatives or portions of derivatives that are not designated as hedging instruments are adjusted to fair values through earnings and are recognized as an asset or liability on the balance sheet. There was no material impact on the Company's financial position or results of operations upon the adoption of FAS 133.

 Foreign currency contracts

   The Company operates internationally and has a foreign exchange hedging program designed to mitigate the potential for future adverse impact on foreign currency denominated assets and liabilities due to changes in foreign currency exchange rates. The program uses forward foreign exchange contracts as the vehicle for hedging such significant exposures. The Company uses a multinational bank for all of these contracts. In general, these contracts have terms of 3 months or less. The Company has not designated the derivatives used in the foreign exchange hedging program as cash flow or fair value hedges under SFAS 133. Accordingly, these contracts continue to be marked-to-market on a monthly basis and the changes in the fair values of these contracts are included in interest income and other, net. During the three months ended April 30, 2001 and April 30, 2000 the Company recorded net gains (losses) of approximately $(5,000) and $60,000, respectively, from these contracts and underlying foreign currency exposures.

   The Company's forward foreign currency contract notional amounts outstanding at April 30, 2001 and January 31, 2001 were as follows (in thousands):

                                                         April 30, January 31,
                                                           2001       2001
                                                         --------- -----------
Contracts to sell foreign currency (purchase U.S.
 dollars) during the following year:
  Japanese yen..........................................  $15,300    $14,000
  Canadian dollars......................................    8,000      4,900
  Swedish krona.........................................   14,400        --
  Korean won............................................    7,100      5,400
  Australian dollars....................................    2,000      2,700
  Israeli shekels.......................................    1,100        --
                                                          -------    -------
                                                          $47,900    $27,000
                                                          =======    =======

Contracts to purchase foreign currency (sell U.S.
 dollars) during the following year:
  Euros.................................................  $ 8,100    $11,500
  British pounds........................................    5,900      6,900
  Swiss francs..........................................      800        100
                                                          -------    -------
                                                          $14,800    $18,500
                                                          =======    =======

Contracts to sell foreign currency (purchase Euros)
 during the following year:
  Swiss francs..........................................  $ 5,700    $ 4,000
  British pounds........................................    3,000      6,600
  Swedish krona.........................................    2,400      1,300
  Israeli shekels.......................................    1,400        --
                                                          -------    -------
                                                          $12,500    $11,900
                                                          =======    =======

Contracts to purchase foreign currency (sell Euros)
 during the following year:
  U.S. dollars..........................................  $33,900    $35,300
  British pounds........................................    3,400        --
  Swedish krona.........................................      200        --
                                                          -------    -------
                                                          $37,500    $35,300
                                                          =======    =======

                               BEA SYSTEMS, INC.

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

   The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs ongoing credit evaluations of its customers' financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management's expectations. Future credit losses may differ from the Company's estimates and could have a material impact on the Company's future results of operations. There were no customers that accounted for more than 10 percent of accounts receivable as of April 30, 2001 or January 31, 2001.

 Fair value of financial instruments

   The carrying values and estimated fair values of the Company's financial instruments were as follows (in thousands):

                                         April 30, 2001    January 31, 2001
                                        ----------------- --------------------
                                        Carrying   Fair   Carrying
                                         value    value    value    Fair value
                                        -------- -------- --------  ----------
Financial assets:
  Cash and cash equivalents............ $700,091 $700,091 $907,635  $  907,635
  Restricted cash......................  342,911  342,911    4,998       4,998
  Short-term investments...............    9,884    9,884   33,294      33,294
  Long-term investments (expected
   realization 1 year).................      --       --    14,908      14,908
Financial liabilities:
  Notes payable, capital lease
   obligations and other long-term
   obligations (including current
   portion)............................   12,516   12,516   15,982      15,982
  Convertible subordinated 2006 Notes..  550,000  648,412  550,000   1,046,626
  Convertible subordinated 2005 Notes..   11,421   70,672   11,421     114,075
  Forward foreign currency contracts...      198      198     (924)       (924)

   The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value of the 2005 Notes and 2006 Notes significantly exceeds the carrying value at April 30, 2001, however, the Company's obligation to settle the notes will at no time be greater than their face or carrying value unless a discretionary debt conversion premium is negotiated with the holders of the notes.

   For certain of the Company's financial instruments, including cash and cash equivalents, restricted cash, short-term investments, and notes payable, the carrying values approximate fair value due to their short maturities. The fair value of forward foreign currency contracts was based on the estimated amount at which they could be settled based on quoted exchange rates. The fair values of the convertible subordinated notes are estimated using quoted market prices.

                               BEA SYSTEMS, INC.

 Available-for-sale securities

   The following is a summary of available-for-sale securities at April 30, 2001 and January 31, 2001 (in thousands):

                           April 30, 2001               January 31, 2001
                    ----------------------------- -----------------------------
                                Gross                         Gross
                    Amortized unrealized   Fair   Amortized unrealized   Fair
                      cost      losses    value     cost      losses    value
                    --------- ---------- -------- --------- ---------- --------
Commercial paper... $368,848    $(454)   $368,394 $367,069    $(494)   $366,575
Money market.......  238,763      --      238,763  502,838      --      502,838
Treasury bills.....  335,679       82     335,761      --       --          --
                    --------    -----    -------- --------    -----    --------
                    $943,290    $(372)   $942,918 $869,907    $(494)   $869,413
                    ========    =====    ======== ========    =====    ========

   Included in the above table are securities with fair values totaling $590.1 million and $816.2 million at April 30, 2001 and January 31, 2001, respectively, which are classified as cash and cash equivalents; $9.9 million and $33.3 million at April 30, 2001 and January 31, 2001, respectively, which are classified as short-term investments; $342.9 million and $5.0 million at April 30, 2001 and January 31, 2001, which are classified as short-term or long-term restricted cash; and $14.9 million at January 31, 2001 which is classified as a long-term asset in the accompanying consolidated balance sheets. All short-term investments mature within six months.

Note 5. Convertible Subordinated Notes

   The 2005 Notes and 2006 Notes are subordinated to all existing and future senior indebtedness of the Company. The principal amounts of the Notes are convertible at the option of the holder at any time into common stock of the Company at their respective conversion rates.

Note 6. Restricted Cash

   During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company's San Jose, California headquarters to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $14.5 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease payments will fluctuate from time to time depending on short-term interest rates. The Company has an option to purchase the land at the end of the term of the lease for the lesser of $331 million, the outstanding lease balance, or prior to the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease. As part of the lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities equal to 111 percent of the aggregate outstanding advances under the lease, which was approximately $330 million as of April 30, 2001. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. As of April 30, 2001, the Company has restricted $335.8 million of its cash as collateral for specified obligations to the lessor under the lease of which $140.4 million is classified as long-term. In May 2001, the Company refinanced the lease and received commitments from banks that allow the Company to unrestrict approximately $210.0 million, which has been classified as short-term and long-term restricted cash. The Company must maintain certain covenants, as defined in the lease.

                               BEA SYSTEMS, INC.

Note 7. Accumulated Other Comprehensive Loss

   The components of accumulated other comprehensive loss are as follows (in thousands):

                                                         April 30, January 31,
                                                           2001       2001
                                                         --------- -----------
   Foreign currency translation adjustment..............  $(2,830)   $(1,175)
   Unrealized loss on available-for-sale investments,
    net of tax..........................................     (261)      (346)
                                                          -------    -------
   Total accumulated other comprehensive loss...........  $(3,091)   $(1,521)
                                                          =======    =======

Note 8. Common Stock

   During the first quarter of fiscal 2002, the Company received $12.9 million in proceeds resulting from the exercise of employee stock options and recorded a tax benefit on stock options of $12.3 million.

Note 9. Commitments and Contingencies

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

 Employer payroll taxes

   The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. For the three months ended April 30, 2001 and 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $1.1 million and $2.2 million, respectively. Because the Company is unable to predict these employer payroll taxes, the Company is unable to predict what, if any, expense will be recorded in a future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of BEA Systems, Inc. ("BEA" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding future operating results, the extension of computer systems to the Internet, opportunity for expansion of our business, additional acquisitions or licensing of technology, seasonality of orders, continuation of certain products and services accounting for a majority of revenues, continued investment in product development, product releases, growth in markets, consolidation among companies, investing in sales channels and marketing programs, increases in sales and marketing expenses and research and development expenses, devoting substantial resources to product development, continued hiring, expected amortization of goodwill, continuing to make additional acquisitions, satisfaction of cash requirements, the effects of the adoption of new accounting pronouncements, the establishment of product distribution arrangements, the improvement in financial reporting and controls, the fluctuation of lease payments, the commencement of construction and the obtaining of financing and the evaluation of realizability of deferred tax assets. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Effect of New Accounting Pronouncements" and "Factors That May Impact Future Operating Results", as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

Overview

   BEA Systems, Inc. ("BEA" or the "Company") is a leading provider of e-business infrastructure software that helps companies of all sizes build e-business systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. BEA's products are marketed and sold worldwide primarily through BEA's direct sales force, and also through systems integrators ("SIs"), independent software vendors ("ISVs") and hardware vendors that are BEA allies and distributors. BEA's products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, telecommunications, airlines, services, retail, manufacturing, package delivery, insurance and government. The BEA WebLogic E-Business Platform(TM) provides infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. BEA's products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for BEA products are typically priced on a per-central processing unit basis, but BEA also offers licenses priced on a per-user basis.

   The Company's core business has been providing infrastructure for e-business systems and high-volume transaction systems, such as Web-based retail sites, inventory systems, telecommunications billing applications, commercial bank ATM networks and account management systems, credit card billing systems and securities trading account management systems. These Web-based and distributed systems must be highly available, scale to process high transaction volumes and accommodate large numbers of users. As the Internet and e-commerce continue to develop and become more richly integrated, systems that historically had been strictly internal are now being extended to the Internet, such as enterprise resource planning, inventory, and sales force automation systems.

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

   Investment in Distribution Channels. BEA is currently expanding its direct sales capacity by aggressively hiring sales and technical sales support personnel. In addition, in August 2000, BEA announced a major planned investment in expansion of its indirect distribution network through stronger relationships with SIs, ISVs, application service providers ("ASPs"), system platform companies, independent consultants, and distributors. These investments have resulted in, and should continue to result in, an immediate increase in expenses, especially in cost of service revenue and sales and marketing.

   Service Revenues as a Percentage of Total Revenues. For the quarter ended April 30, 2000, service revenues increased significantly as a percentage of total revenues. BEA believes that its customer base has been in the process of transitioning to mission-critical applications based on Java, Enterprise Java Beans ("EJB"), and, in some cases, CORBA programming models, but that customers and consultants typically did not have sufficient numbers of system architects and application developers experienced in building large, reliable systems on these programming models. BEA believes that by providing its customers with additional services, especially in architecting, building and deploying Java, EJB and CORBA systems, and training system architects and customers' application developers to develop these systems, BEA can help facilitate customers' deployment of systems based on our platform products. An important element of our strategy of investing in an indirect distribution channel is to supplement BEA's service offerings through relationships with SIs and other strategic partners, allowing BEA to focus on architecture services and increase the number of projects available for licensing BEA's products through SIs' application development efforts. As a result, in part, of this strategy, service revenues as a percentage of total revenues have decreased each quarter since the April 30, 2000 quarter. BEA intends to continue investing in these indirect distribution channel programs. Investment in these efforts results in an immediate increase in expenses, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Product Development. In fiscal 2001 and the first quarter of fiscal 2002, BEA continued to invest in product development, including in the areas of integration and Web services, and new releases of BEA WebLogic Server(TM). BEA's planned investment in product development and enhancements may affect BEA's anticipated overall financial results, particularly research and development expense as a percentage of total revenues, and may create product transition concerns in BEA's customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect BEA's operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Acquisitions. Since its inception, BEA has acquired several companies and products, as well as distribution rights to products. Through these acquisitions, BEA has added additional product lines, additional functionality to its existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to BEA's operating results in the periods in which the acquisitions were completed and have added intangible assets to BEA's balance sheet, the values of which are being amortized and charged to BEA's operating results over periods ranging from two to five years after completion of the acquisitions. BEA's management views the markets for its products as growing and evolving, and that companies serving those markets are consolidating. This presents an opportunity for BEA to further expand its products and functionality, distribution capacity and service offerings and to add new products. BEA anticipates that it may make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect BEA's results of operations, beginning in the periods in which any such acquisition is completed.

   Employer Payroll Taxes. The Company is subject to employer payroll taxes when employees exercise stock options. These payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. Employer payroll tax expense incurred by the Company resulting from employee exercises of stock options totaled $2.2 million in the first quarter of fiscal 2001 and $1.1 million in the first quarter of fiscal 2002. Because we are unable to predict how many stock options will be exercised, at what price and in which country, we are unable to predict what, if any, expense will be recorded in a future period.

Results of Operations

 Three months ended April 30, 2001 and 2000

  Revenues

   BEA's revenues are derived from fees for software licenses, and services, which includes customer support, education and consulting. Total revenues increased 67.3 percent to $257.2 million in the quarter ended April 30, 2001 from $153.7 million in the same quarter of the prior fiscal year. This increase reflects the continued adoption of our software solutions.

   License Revenues. License revenues increased 89.1 percent to $161.2 million in the quarter ended April 30, 2001 from $85.2 million in the same quarter of the prior fiscal year. This increase was mainly due to the continued adoption of BEA WebLogic Server(TM) as well as the adoption of other products in our WebLogic E-Business Platform(TM), expansion of our direct sales force, introduction of new products and new versions of existing products. License revenues as a percentage of total revenues increased from 55.5 percent in the first quarter of fiscal 2001 to 62.7 percent in the first quarter of fiscal 2002. This percentage increase was attributable to increased sales of software licenses, offset by a decline in consulting service revenues as the Company executed its strategy to leverage the consulting services offered by our indirect channel partners.

   Service Revenues. Service revenues increased 40.2 percent to $96.0 million in the quarter ended April 30, 2001 from $68.4 million in the same quarter of the prior fiscal year. The increase in revenues was mainly attributable to the growth in the customer support portion of the Company's service business. Customer support revenues increased to $52.6 million for the quarter ended April 30, 2001 from $23.1 million in the same quarter of the prior fiscal year. This was driven by maintenance renewals on our existing installed base of software licenses as well as new maintenance contracts sold together with our increased sales of software licenses. Service revenues as a percentage of total revenues decreased from 44.5 percent in the first quarter of fiscal 2001 to 37.3 percent in the first quarter of fiscal 2002, as we executed our strategy to increase our focus on using strategic partners to provide services related to the deployment and use of our software solutions. Accordingly, we experienced a slowdown in the growth rate of our service revenues, particularly revenue derived from our lower-margin consulting services. Consulting and education revenues decreased to $43.3 million for the quarter ended April 30, 2001 from $45.3 million in the same quarter of the prior fiscal year.

   International Revenues. International revenues accounted for $110.4 million or 42.9 percent of total revenue in the quarter ended April 30, 2001 compared with $64.7 million or 42.1 percent in the same quarter of the prior fiscal year. Revenues from the European, Middle East and Africa region ("EMEA") and Asia/Pacific region ("APAC") increased in the first quarter of fiscal 2002 to $75.1 million and $30.3 million, respectively, from $48.3 million and $15.4 million in the same quarter of the prior fiscal year. Revenues from EMEA represented 29.2 percent of total revenues in the first quarter of fiscal 2002, compared with 31.5 percent in the same quarter of the prior fiscal year. Revenues from APAC represented 11.8 percent of total revenues in the first quarter of fiscal 2002, compared with 10.0 percent in the same quarter of the prior fiscal year. The overall increases in international revenues were the result of expansion of the Company's international sales force and expansion into new territories.

  Cost of Revenues

   Total cost of revenues increased 15.9 percent to $62.8 million in the quarter ended April 30, 2001 from $54.2 million in the same quarter of the prior fiscal year. Total cost of revenues as a percentage of total revenues decreased from 35.2 percent in the first quarter of fiscal 2001 to 24.4 percent in the first quarter of fiscal 2002. This decrease was primarily due to our transition to leveraging the consulting services of our indirect channel partners. A decrease in amortization charges included in cost of revenues also contributed to the decrease in cost of revenues as a percentage of total revenues.

   Cost of Licenses. Cost of licenses includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring the Company's software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. Cost of licenses increased 49.7 percent to $5.7 million in the quarter ended April 30, 2001 from $3.8 million in the same quarter of the prior fiscal year. Cost of licenses represented 3.5 percent and 4.4 percent of license revenues in the first quarters of fiscal 2002 and 2001, respectively. This percent decrease is primarily due to a decline in third party royalties and license fees.

   Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services increased 25.6 percent to $50.7 million in the quarter ended
April 30, 2001 from $40.4 million in the same quarter of the prior fiscal year. Cost of services represented 52.9 percent and 59.0 percent of service revenues in the first quarters of fiscal 2002 and 2001, respectively. Cost of services as a percentage of service revenues decreased in the first quarter of fiscal 2002 compared to first quarter of fiscal 2001 due to spreading costs over a higher mix of higher margin support revenues versus lower margin consulting and education revenues. Consulting and education revenues were 45.2 percent of total service revenues for the quarter ended April 30, 2001, down from 66.2 percent in the same quarter of the prior fiscal year.

   Amortization of Certain Acquired Intangible Assets included in Cost of Revenues. The amortization of certain acquired intangible assets, consisting primarily of developed technology, non-compete agreements, distribution rights, trademarks and tradenames, totaled $6.4 million and $10.0 million in the first quarter of fiscal 2002 and 2001, respectively. This decrease was primarily due to a portion of the Company's acquired intangible assets becoming fully amortized in fiscal 2001. In the future, amortization expense associated with intangible assets recorded prior to April 30, 2001 is currently expected to total approximately $6.0 million, $5.8 million and $5.0 million for the second, third and fourth quarters of fiscal 2002, respectively, $16.1 million, $8.6 million and $129,000 for the fiscal years ending January 31, 2003, 2004 and thereafter, respectively.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for the Company's sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 57.4 percent to $108.2 million in the first quarter of fiscal 2002 from $68.7 million in the same quarter of the prior fiscal year. This increase was due to the expansion of the Company's direct sales force, increased commissions on the Company's increased revenue base, and an increase in marketing personnel and advertising campaigns to build brand awareness. Sales and marketing expenses decreased as a percentage of total revenues to 42.1 percent in the first quarter of fiscal 2002 from 44.7 percent in the first quarter of fiscal 2001. The Company expects to continue to invest in the expansion of the direct and indirect sales channels, as well as marketing programs to promote the Company's products and brand. Accordingly, the Company expects sales and marketing expenses to continue to increase in absolute dollars.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. Total expenditures for research and development increased 56.4 percent to $29.5 million in the first quarter of fiscal 2002 from $18.9 million in the same quarter of the prior fiscal year. This increase was due to an increase in product development personnel and expenses associated with the development and release of several new products and product versions. Research and development expenses represented 11.5 percent and 12.3 percent of total revenues in the first quarter of fiscal 2002 and 2001, respectively. The Company believes that a significant level of research and development is required to remain competitive and expects to continue to commit substantial resources to product development and engineering in future periods. As a result, the Company expects research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to the Company's business.

   General and Administrative. General and administrative expenses include costs for the Company's human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 67.4 percent to $18.2 million in the first quarter of fiscal 2002 from $10.9 million in the same quarter of the prior fiscal year. This increase was due to the expansion of the Company's support infrastructure, including information systems and associated expenses necessary to manage the Company's growth. We expect general and administrative expenses to continue to increase in absolute dollars, as we expand our operations.

   Amortization of Goodwill. Amortization of goodwill increased in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001, due to goodwill resulting from various acquisitions completed in fiscal 2001. Amortization of goodwill totaled $16.0 million and $12.2 million in the first quarters of fiscal 2002 and 2001, respectively. In the future, amortization of goodwill recorded prior to April 30, 2001 is currently expected to total approximately $15.1 million, $12.2 million and $12.2 million for the second, third and fourth quarters of fiscal 2002, respectively, and approximately $46.6 million, $35.5 million, and $1.0 million for the fiscal years ending January 31, 2003, 2004 and thereafter, respectively.

   Acquisition related charges. In connection with The Workflow Automatic Corporation acquisition, the Company acquired and expensed the cost of a number of research projects and products that were in process on the acquisition dates, in accordance with generally accepted accounting principles. In the first quarter of fiscal 2001, acquisition related charges were related to the write-off associated with the acquired in-process research and development of approximately $2.2 million relating to this acquisition.

   Interest Income and Other, Net. Interest income and other, net increased
230.8 percent to $13.7 million in the first quarter of fiscal 2002 from $4.1 in the same quarter of the prior fiscal year. For the first quarter of fiscal 2002, interest income and other, net includes interest income of $12.6 million and net other income of $6.7 million, less interest expense of $5.6 million. For the first quarter of fiscal 2001, interest income and other, net includes interest income of $8.5 million and net other income of $1.6 million, less interest expense of $6.0 million. The increase in interest income was due to the investment of higher average cash, cash equivalents and short-term investment balances. Net other income in the first quarter of fiscal 2002 related primarily to an additional net gain of $17.4 million recorded by the Company in accordance with agreements regarding the sale of the Company's investment in WebGain, Inc. to WP Equity Partners, Inc., a related party. This net gain was offset by the write-down of approximately $10.7 million of certain investments in equity securities which were determined to be other than temporarily impaired.

   Provision for Income Taxes. The Company has provided for income taxes of $15.6 million and $3.2 million for the first quarter of fiscal 2002 and 2001, respectively. The income tax expense provided in the first quarter of fiscal 2002 consists primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits. The increases in income taxes for the first quarter of fiscal 2002 relative to the first quarter of fiscal 2001 are primarily due to an overall increase in foreign corporate income taxes and an increase in domestic state current taxes due to book/tax differences in the amortization of acquired intangibles.

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

Liquidity and Capital Resources

   As of April 30, 2001, the Company's overall cash, cash equivalents and short-term investments position, including all restricted cash (short-term and long-term), has increased to $1,052.9 million at April 30, 2001 from $945.9 million at January 31, 2001. Cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $710.0 million, which is a decrease from $940.9 million at January 31, 2001. The decrease in cash, cash equivalents and short-term investments was primarily due to the reclassification of $335.8 million as restricted cash which is pledged as collateral for the lease of approximately 40 acres of land adjacent to the Company's San Jose, California headquarters (the "land lease"). In May 2001, the Company refinanced the land lease, which allowed the Company to unrestrict $210.0 million of cash.

   Cash generated from operating activities rose to $87.9 million in the first quarter of fiscal 2002, compared with $28.3 million in the same quarter of the prior fiscal year. The increase was primarily due to increased operating profitability and increases in deferred revenues and accrued liabilities.

   Investing activities generated $22.8 million of cash during the first quarter of fiscal 2002, compared with $26.6 million of cash invested in the same quarter of the prior fiscal year. Cash generated from investing activities in the first quarter of fiscal 2002 was primarily from maturities of short and long-term investments totaling $48.5 million, offset by purchases of short-term investments of $10.1 million. Cash used for investing activities in the first quarter of fiscal 2001 was primarily for a strategic acquisition and equity investments in privately-held companies amounting to an aggregate of $55.3 million and capital expenditures of $7.6 million, offset by maturities of short-term investments of $38.8 million.

   The Company used $313.6 million of cash in financing activities in the first quarter of fiscal 2002, compared with $11.7 million of cash generated in the same quarter in the prior fiscal year. Cash used in financing activities in the first quarter of fiscal 2002 primarily related to the increase of restricted cash of $335.8 million, which was offset by proceeds received from employee stock purchases and the issuance of common stock by BEA pursuant to stock option exercises of $22.6 million. The primary source of cash from financing activities in the first quarter of fiscal 2001 was proceeds received from employee stock purchases and the issuance of common stock by BEA pursuant to stock option exercises of $18.6 million.

   As of April 30, 2001, the Company's outstanding short and long-term obligations were $573.9 million, down from $577.4 million at January 31, 2001. At April 30, 2001, the Company's outstanding obligations consisted of $561.4 million of convertible notes and $12.5 million of other short-term and long-term obligations. At January 31, 2001, the Company's outstanding obligations consisted of $561.4 million of convertible notes and $16.0 million of other short-term and long-term obligations.

   During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company's San Jose, California headquarters to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $14.5 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease payments will fluctuate from time to time depending on short-term interest rates. The Company has an option to purchase the land at the end of the term of the lease for the lesser of $331 million, the outstanding lease balance, or prior to the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease. As part of the lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities equal to 111 percent of the aggregate outstanding advances under the lease which was approximately $330 million as of April 30, 2001. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. As of April 30, 2001, the Company has restricted $335.8 million of its cash as collateral for specified obligations to the lessor under the lease of which $140.4 million is classified as long-term. In May 2001, the Company refinanced the lease and received commitments from banks that allow the Company to unrestrict approximately $210.0 million, which has been classified as short-term and long-term restricted cash. The Company must maintain certain covenants, as defined in the lease. The Company plans to commence construction on the land during the remainder of fiscal 2002 and plans to obtain similar financing to the land lease, which may require the Company to commit additional cash resources. There can be no assurance that additional financing for the construction will be available, at all, or on terms favorable to the Company.

   In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to the Company's business. The Company believes that its existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy its currently anticipated cash requirements through April 31, 2002. However, the Company may make additional acquisitions and may need to raise additional capital through future debt or equity financings to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to the Company.

Effect of New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In July 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. The Company was required to adopt the provisions of FAS 133 effective February 1, 2001. The adoption of FAS 133 did not have a material impact on the Company's financial position or results of operations.

Factors That May Impact Future Operating Results

   BEA operates in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on the Company's business, financial condition or results of operations.

 Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may cause us not to meet securities analysts' or investors' expectations and may result in a decline in our stock price

   Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks from March 2000 to March 2001.

   We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

  . recent adverse economic conditions, which may increase the likelihood that customers will unexpectedly delay or cancel orders resulting in revenue shortfalls

  . difficulty predicting the size and timing of customer orders, particularly as a greater percentage of our revenues has shifted from service revenues to license revenues

  . the mix of our products and services sold

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

  . the lengthy sales cycle for our products

  . technological changes in computer systems and environments

  . whether we are able to successfully expand our sales and marketing programs

  . whether we are able to meet our customers' service requirements

  . costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill

  . loss of key personnel

  . fluctuations in foreign currency exchange rates

   As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

   A material portion of our revenues has been derived from large orders, as major customers deployed our products. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. The majority of our revenue originates from a large number of small development orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders and result in revenue shortfalls. This risk is particularly relevant with respect to large customer orders which are more likely to be cancelled or delayed and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like BEA, sell enterprise-wide software solutions, have recently announced that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

   Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, ("SOP 97-2") as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). BEA adopted the provisions of SAB 101 in its fourth fiscal quarter of 2001. Additional implementation guidelines and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

 If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

   The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server product), respond to changing customer requirements and develop and introduce in a timely manner new products (such as our WebLogic Collaborate product) that keep pace with technological and market developments and emerging industry standards. We are also developing products designed to provide components for applications (such as our WebLogic Commerce Server(TM), WebLogic Personalization Server(TM) and Campaign Manager products) in an effort to further build out and increase the value of the e-business software infrastructure platform we provide. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is dependent on our strategic partners' ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions, result in negative publicity or loss of reputation regarding us and our products and services and adversely affect our revenues and other operating results.

 Our revenues are derived primarily from two main products and related services, and a decline in demand or prices for either products or services could substantially adversely affect our operating results

   We currently derive the majority of our license and service revenues from BEA WebLogic(TM), BEA TUXEDO(TM) and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic(TM), BEA TUXEDO(TM) or related services, such as a general economic slowdown, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have recently experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our lower-margin consulting services. This trend may continue or even worsen, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. In addition, as we introduce new versions of our two main products, such as BEA Tuxedo 8.0 and WebLogic Enterprise 6.0, any delay or failure of such new versions to gain market acceptance among new and existing customers would have an adverse affect on our revenues and other operating results.

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

 It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

   We were incorporated in January 1995 and therefore have a relatively limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic(TM), a software product which we acquired in September 1998, and from BEA TUXEDO(TM), a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic(TM) and TUXEDO(TM). We have also acquired a number of additional businesses, technologies and products. Our limited operating history and the need to integrate a number of separate and independent business operations subject our business to numerous risks. At April 30, 2001, we had an accumulated deficit of approximately $165.2 million. In addition, in connection with certain acquisitions completed prior to April 30, 2001, we recorded approximately $505.7 million as intangible assets and goodwill. Under current generally accepted accounting principles, intangible assets and goodwill are required to be amortized in future periods. Approximately $341.5 million of these assets have been amortized as of April 30, 2001, and we expect to amortize the remaining amount of approximately $164.2 million in future periods through our fiscal year ending January 31, 2005. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses. If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. We first reported an operating profit under generally accepted accounting principles in the second quarter of fiscal 2001. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will continue to be profitable in any future period, and recent operating results should not be considered indicative of future financial performance.

 The price of our common stock may fluctuate significantly

   The market price for our common stock may be affected by a number of factors, including developments in the Internet, software or technology industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of BEA and many such companies from March 2000 to March 2001. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

 If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

   From our inception in January 1995, we have made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

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

   Recently, FASB proposed that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. FASB proposed that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the income statement. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If this proposal is adopted, our results of operations in periods following any such impairment could be materially adversely affected. In addition we would be required under the current proposal to assess within six months of its adoption whether goodwill and any assets acquired in past acquisitions have been impaired and, if so, charge such impairment as an expense. We cannot predict whether we will be required to take a charge for any such impairment for past acquisitions. We have net goodwill and net acquired intangible assets of approximately $164.2 million, so if we are required to take such an impairment charge, the amount could be material to our results of operations.

 The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

   Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multi-million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn has also contributed to increasing our sales cycle, and there is a risk this will worsen or continue. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

 If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

   The market for application server and integration software, and related software components and services, is highly competitive. BEA's competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and Hewlett-Packard and database vendors such as Oracle. Microsoft has released products that include certain application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems, including its .NET Web services initiative. In addition, there are other companies offering and developing application server and integration software products and related services that directly compete with products that the Company offers. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Last, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those that the Company offers. A number of BEA's competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

   Some of BEA's principal competitors currently are also hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM, Sun Microsystems and Hewlett-Packard are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM's sale of application server and integration functionality along with its IBM proprietary hardware systems requires BEA to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware and software sales. Due to these factors, if the Company does not differentiate its products based on functionality, interoperability with non-IBM systems, performance and reliability, and establish its products as more effective solutions to customers' needs, its revenues and operating results will suffer.

   Microsoft has announced that it intends to include certain application server and integration functionality in its .NET Web services initiative. The bundling of competing functionality in versions of .NET servers requires BEA to compete with Microsoft in the Web services marketplace, where Microsoft has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web services environment. The Company needs to differentiate its products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance and reliability, and needs to establish its products as more effective solutions to customers' needs. The Company may not be able to successfully differentiate its products from those offered by Microsoft, and Microsoft's entry into the application server and integration market could materially adversely affect the Company's business, operating results and financial condition.

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

   As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of this source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold.

 Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

   It is possible that third parties, including competitors, could claim our current or future products infringe their rights including their patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages on settlement amounts, cease offering any subject technology and require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition.

 Our international operations expose us to greater management, collections, currency, intellectual property, regulatory and other risks

   International revenues accounted for 42.9 percent and 42.1 percent of our consolidated revenues for the fiscal quarters ended April 30, 2001 and 2000, respectively. We sell our products and services through a network of branches and subsidiaries located in 30 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business.

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

 If we are unable to manage our growth, our business will suffer

   We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on the Company's administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 3,270 employees in 93 offices in 30 countries at April 30, 2001. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls; reporting systems and procedures; and information technology infrastructure. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we intend to continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible we will not be able to successfully implement improvements to our management information, control systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

 If our products contain software defects, it could harm our revenues and expose us to litigation

   The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

  . inability to manage investments effectively; and

  . loss of cash invested

 We have a high debt balance and large interest obligations

   At April 30, 2001, we had approximately $561.4 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. In addition, our earnings are insufficient to cover our fixed charges. Also, in connection with a lease transaction for real estate in San Jose, California, we have restricted approximately $335.8 million out of $1,052.9 million of our total cash, cash equivalents, restricted cash and investment securities as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. The Company plans to commence construction on the 40 acres during the remainder of fiscal 2002 and plans to obtain financing similar to the above lease transaction in order to facilitate this future construction which may require additional collateralization of cash. We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, payment of principal and interest on our other indebtedness, future capital expenditures, payments on our lease and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Foreign Exchange

   BEA's revenues originating outside the United States were 42.9 percent and
42.1 percent of total revenues in the first quarter of fiscal 2002 and 2001, respectively. International revenues from each geographic sub-region were less than 10 percent of total revenues in the first quarter of fiscal 2002. The only geographic sub-region outside of the United States with revenues greater than 10 percent of total revenues in the first quarter of fiscal 2001 was the United Kingdom with 15.0 percent or $23.1 million. International sales were made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

   The Company's international operations are subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company's future results could be materially adversely impacted by changes in these or other factors.

   Effective February 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive loss.

   The Company uses derivative instruments to manage exposures to foreign currency. The Company's objectives to holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

   The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and adversely impact overall financial results.

   The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. The Company does not use foreign currency contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income and other, net. Net losses resulting from foreign currency transactions were approximately $5,000 for the first quarter in fiscal 2002.

   The Company's outstanding forward contracts as of April 30, 2001 are presented in the table below. This table presents the notional amount in U.S. dollars using the spot exchange rate in April 2001 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 30 days or less as of April 30, 2001.

                                                                       Notional
                                                                       Weighted
                                                                        Average
                                                           Notional    Exchange
                                                            Amount       Rate
                                                        -------------- ---------
                                                        (in thousands)
   Functional Currency--U.S. Dollar
   Euros...............................................    $  8,100        1.124
   British pounds......................................       5,900        0.700
   Japanese yen........................................      15,300      121.878
   Swedish krona.......................................      14,400       10.200
   Canadian dollars....................................       8,000        1.569
   Korean won..........................................       7,100    1,327.207
   Australian dollars..................................       2,000        1.989
   Israeli shekels.....................................       1,100        4.186
   Swiss francs........................................         800        1.725
                                                           --------
     Total.............................................    $ 62,700
                                                           --------
   Functional Currency--EURO
   U.S. dollars........................................    $ 33,900        1.122
   British pounds......................................       6,400        0.698
   Swiss francs........................................       5,700        1.715
   Swedish krona.......................................       2,600       10.320
   Israeli shekels.....................................       1,400        4.175
                                                           --------
     Total.............................................    $ 50,000
                                                           --------
     Grand Total.......................................    $112,700
                                                           ========

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

   The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, ("FAS 115"). All of the cash equivalents, short-term investments, short-term and long-term restricted cash are treated as "available-for-sale" under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. The Company's exposure, on its portfolio of marketable investments, to changes in short term interest rates is insignificant as of April 30, 2001 because the average holding period until maturity of the Company's cash equivalents and short-term investments was approximately 21 days. The table below presents the principal amount and related weighted average interest rates for the Company's investment portfolio. Short-term investments are all in fixed-rate instruments.

   Table of investment securities (in thousands) at April 30, 2001:

                                                                        Average
                                                                 Fair   Interest
                                                                Value     Rate
                                                               -------- --------
   Cash equivalents........................................... $590,123   4.76%
   Short-term investments (0-1 year)..........................    9,884   4.68%
   Short-term restricted cash (0-1 year)......................  202,550   4.96%
   Long-term restricted cash (1-5 years)......................  140,361   4.54%
                                                               --------
   Total cash and investment securities....................... $942,918
                                                               ========

   The Company is exposed to changes in short-term interest rates through a lease that the Company entered into on February 13, 2001, which includes a variable short-term interest rate based on LIBOR. The annual lease expense will fluctuate from time to time depending on changes in LIBOR. A 1.0% increase in LIBOR will generate an increase in annual lease expense of approximately $3.3 million beginning in year 3 of the lease.

Investments in equity securities

   The Company has made net investments in several privately-held companies totaling $39.8 million as of April 30, 2001, several of which can still be considered in the start-up or development stages. These non-marketable investments are accounted for under the cost method, as ownership is less than 20 percent and/or the Company does not have the ability to exercise significant influence over the operations of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that the Company could lose its entire initial investment in these companies. As a part of management's process of regularly reviewing these investments for impairment, the Company recorded a write-down of $10.7 million of certain investments which were determined to be permanently impaired in the first quarter of fiscal 2002.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

     (10.1) Form of Amended and Restated Master Lease with Appendix between the Registrant and ABN AMRO Leasing, Inc., dated May 15, 2001

    (b) Reports on Form 8-K:

   A report on Form 8-K was filed by the Registrant on February 26, 2001 for the synthetic lease agreement entered into with ABN AMRO LEASING, INC.

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

Dated: June 13, 2001