Form 10-Q
period 2001-07-31
BEA SYSTEMS INC
filed 2001-09-14
CIK 1031798

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2001

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        Commission File Number: 0-22369

                               -----------------

                               BEA SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 77-0394711
                   (State or other         (I. R. S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

                            2315 North First Street
                          San Jose, California 95131
                   (Address of principal executive offices)

                                (408) 570-8000
             (Registrant's telephone number, including area code)

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of August 31, 2001, there were approximately 397,596,061 shares of the Registrant's common stock outstanding.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

                                                                                                 Page
                                                                                                 No.
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the
           three and six months ended July 31, 2001 and 2000....................................   3

         Condensed Consolidated Balance Sheets as of July 31, 2001 and January 31, 2001.........   4

         Condensed Consolidated Statements of Cash Flows for the six months ended July 31, 2001
           and 2000.............................................................................   5

         Notes to Condensed Consolidated Financial Statements...................................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  12

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risks.............................  30

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds..............................................  34

ITEM 4.  Submission of Matters to a Vote of Security Holders....................................  34

ITEM 6.  Exhibits and Reports on Form 8-K.......................................................  34

Signatures......................................................................................  35

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                  Three months ended   Six months ended
                                                                       July 31,            July 31,
                                                                  ------------------  ------------------
                                                                    2001      2000      2001      2000
                                                                  --------  --------  --------  --------
Revenues:
   License fees.................................................. $172,211  $104,195  $333,404  $189,434
   Services......................................................   95,553    81,826   191,523   150,269
                                                                  --------  --------  --------  --------
       Total revenues............................................  267,764   186,021   524,927   339,703
Cost of revenues:
   Cost of license fees..........................................    6,041     4,503    11,692     8,278
   Cost of services..............................................   47,675    47,891    98,421    88,304
   Amortization of certain acquired intangible assets............    6,003    10,184    12,416    20,167
                                                                  --------  --------  --------  --------
       Total cost of revenues....................................   59,719    62,578   122,529   116,749
                                                                  --------  --------  --------  --------
Gross profit.....................................................  208,045   123,443   402,398   222,954
Operating expenses:
   Sales and marketing...........................................  105,067    76,969   213,223   145,664
   Research and development......................................   31,525    21,574    61,050    40,453
   General and administrative....................................   19,954    12,619    38,136    23,483
   Amortization of goodwill......................................   15,109    14,309    31,118    26,504
   Acquisition-related charges...................................       --        --        --     2,200
                                                                  --------  --------  --------  --------
       Total operating expenses..................................  171,655   125,471   343,527   238,304
                                                                  --------  --------  --------  --------
Income (loss) from operations....................................   36,390    (2,028)   58,871   (15,350)
Interest income and other, net...................................    4,241     5,547    17,958     9,693
                                                                  --------  --------  --------  --------
Income (loss) before provision for income taxes..................   40,631     3,519    76,829    (5,657)
Provision for income taxes.......................................   16,676     1,250    32,250     4,457
                                                                  --------  --------  --------  --------
Net income (loss)................................................   23,955     2,269    44,579   (10,114)
Other comprehensive income (loss):
   Foreign currency translation adjustments......................   (1,326)     (444)   (2,981)     (302)
   Unrealized gain (loss) on available-for-sale investments, net
     of income taxes.............................................      (29)     (265)       57      (505)
                                                                  --------  --------  --------  --------
Comprehensive income (loss)...................................... $ 22,600  $  1,560  $ 41,655  $(10,921)
                                                                  ========  ========  ========  ========
Net income (loss) per share:
   Basic and diluted net income (loss) per share................. $   0.06  $   0.01  $   0.11  $  (0.03)
                                                                  ========  ========  ========  ========
Number of shares used in per share calculations:
   Basic.........................................................  394,910   374,440   393,305   370,699
                                                                  ========  ========  ========  ========
   Diluted.......................................................  423,570   421,640   424,095   370,699
                                                                  ========  ========  ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                            July 31,   January 31,
                                                              2001        2001
                                                           ----------  -----------
                         ASSETS
                         ------
Current assets:
   Cash and cash equivalents.............................. $  757,761  $  907,635
   Restricted cash........................................      6,903       4,998
   Short-term investments.................................    207,145      33,294
   Accounts receivable, net...............................    225,654     214,706
   Deferred tax assets....................................      1,983      20,035
   Other current assets...................................     27,203      26,223
                                                           ----------  ----------
       Total current assets...............................  1,226,649   1,206,891
Property and equipment, net...............................     67,021      51,223
Goodwill, net.............................................    116,215     138,404
Acquired intangible assets, net...........................     47,170      52,288
Deferred tax assets.......................................         --       9,915
Long-term restricted cash.................................    120,129          --
Other long-term assets....................................    134,167     133,615
                                                           ----------  ----------
       Total assets....................................... $1,711,351  $1,592,336
                                                           ==========  ==========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
   Accounts payable....................................... $   12,327  $   15,233
   Accrued liabilities....................................    164,012     133,092
   Accrued income taxes...................................     31,470      24,307
   Deferred revenues......................................    206,296     203,947
   Current portion of notes payable and other obligations.      9,435      13,321
                                                           ----------  ----------
       Total current liabilities..........................    423,540     389,900
Deferred tax liabilities..................................      4,383      32,350
Notes payable and other long-term obligations.............      3,119       2,661
Convertible subordinated notes............................    561,421     561,421

Commitments and contingencies

Stockholders' equity:
   Common stock...........................................        397         390
   Additional paid-in capital.............................    871,173     793,729
   Accumulated deficit....................................   (141,294)   (185,873)
   Notes receivable from stockholders.....................       (146)       (198)
   Deferred compensation..................................     (6,797)       (523)
   Accumulated other comprehensive loss...................     (4,445)     (1,521)
                                                           ----------  ----------
       Total stockholders' equity.........................    718,888     606,004
                                                           ----------  ----------
       Total liabilities and stockholders' equity......... $1,711,351  $1,592,336
                                                           ==========  ==========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                        Six months ended July 31,
                                                                                        ------------------------
                                                                                           2001          2000
                                                                                         ---------     ---------
Operating activities:
   Net income (loss)................................................................... $  44,579     $ (10,114)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Depreciation and amortization...................................................    10,045         4,934
       Amortization of deferred compensation...........................................       231           367
       Amortization of certain acquired intangible assets and acquisition-related
         charges.......................................................................    43,534        48,871
       Amortization of debt issuance costs.............................................     1,088         1,108
       Debt conversion premium.........................................................        --           236
       Net gain on sale of WebGain preferred stock and convertible note receivable.....   (17,374)           --
       Write-down of equity investments................................................    11,155         1,000
       Changes in operating assets and liabilities.....................................    35,436        19,274
       Other...........................................................................     3,312         2,474
                                                                                         ---------     ---------
Net cash provided by operating activities..............................................   132,006        68,150
                                                                                         ---------     ---------
Investing activities:
   Purchases of property and equipment.................................................   (25,760)      (19,471)
   Payments for acquisitions and equity investments, net of cash acquired..............    (8,972)      (75,052)
   Proceeds from the maturity of a long-term investment security.......................    14,908            --
   Increase in restricted cash for guarantees..........................................    (1,000)         (358)
   Purchases of available-for-sale short-term investments..............................  (214,887)      (97,357)
   Proceeds from maturities of available-for-sale short-term investments...............    43,641        40,202
                                                                                         ---------     ---------
Net cash used in investing activities..................................................  (192,070)     (152,036)
                                                                                         ---------     ---------
Financing activities:
   Net proceeds (payments) on notes payable, lines of credit and other obligations.....       282        (8,949)
   Debt conversion premium.............................................................        --          (236)
   Increase in restricted cash for collateral on land lease transaction................  (120,129)           --
   Net proceeds received for employee stock purchases..................................    37,858        33,559
   Other...............................................................................    (1,107)        1,191
                                                                                         ---------     ---------
Net cash provided by (used in) financing activities....................................   (83,096)       25,565
                                                                                         ---------     ---------
Net decrease in cash and cash equivalents..............................................  (143,160)      (58,321)
Effect of exchange rate changes on cash................................................    (6,714)       (2,745)
Cash and cash equivalents at beginning of period.......................................   907,635       763,294
                                                                                         ---------     ---------
Cash and cash equivalents at end of period............................................. $ 757,761     $ 702,228
                                                                                         =========     =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassifications did not change the previously reported operating income
(loss) or net income (loss) amounts. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

   The condensed consolidated balance sheet at January 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

  Revenue recognition

   The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collectibility is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established. When the Company enters into a license agreement requiring that the Company provide significant customization of the software products, the license and related consulting services revenue is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. If the fee due from the customer is not fixed or determinable, revenue is recognized as payments become due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers all arrangements with extended payment terms not to be fixed or determinable. Revenue arrangements with resellers are recognized on a sell-through basis.

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

                               BEA SYSTEMS, INC.

  Investments in equity securities

   As of July 31, 2001 and January 31, 2001, the Company's net equity investments in privately-held companies, including the investment in WebGain, Inc., totaled $39.3 million and $50.9 million, respectively. These investments are accounted for under the cost method, as ownership is less than 20 percent and/or the Company does not have the ability to exercise significant influence over the operations of the investee companies. In accordance with agreements regarding the sale of the Company's investment in WebGain, Inc. to WP Equity Partners, Inc., a related party, the Company recorded a net gain of $17.4 million during the first quarter of fiscal 2002, which is included in interest income and other, net. The Company regularly reviews its portfolio of equity investments in private companies for impairment. During the six months ended July 31, 2001, the Company concluded that a decline in value of the portfolio had occurred that was other than temporary. Accordingly, write-downs of these investments of approximately $11.2 million were recorded in interest income and other, net. During the six months ended July 31, 2001, the Company derived revenues from several of these companies representing in aggregate less than 1 percent of total revenues.

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

   In June 2001, the FASB released Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). These statements become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of the fiscal year ended January 31, 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of the fiscal year ended January 31, 2002.

   In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption - February 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be

                               BEA SYSTEMS, INC.

measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

   As of the date of adoption of FAS 142 on February 1, 2002, the Company expects to have an unamortized goodwill balance of approximately $104.0 million, which includes the estimated amount of assembled workforce to be reclassified to goodwill of approximately $12.3 million, and unamortized acquired intangible assets of approximately $22.8 million, all of which will be subject to the transition provisions of FAS 141 and 142. Transitional impairment losses that will be required to be recognized upon adoption of FAS 141 and 142 are indeterminable at this time.

Note 2. Supplemental Cash Flow Disclosures and Related Party Receivables

   During the six months ended July 31, 2001, the Company sold shares of WebGain, Inc. Series A Preferred Stock to WP Equity Partners, Inc., a related party, in exchange for notes receivable due from WP Equity Partners, Inc. totaling approximately $24.6 million, for which the Company recorded a net gain of $17.4 million. As of July 31, 2001 and January 31, 2001, the balance due from WP Equity Partners, Inc. was $74.6 million and $50.0 million, respectively. For the six months ended July 31, 2000, convertible debt holders converted approximately $10.5 million of the 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") into common stock. The value of stock issued in business combinations for the six months ended July 31, 2001 and 2000 was approximately $14.3 million and $23.2 million, respectively. The Company recorded a tax benefit from stock options of $23.4 million and $0 during the six months ended July 31, 2001 and 2000, respectively.

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

                               BEA SYSTEMS, INC.

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

                                                                     Three months ended   Six months ended
                                                                          July 31,            July 31,
                                                                     ------------------  ------------------
                                                                       2001      2000      2001      2000
                                                                     --------  --------  --------  --------
Numerator:
   Numerator for basic net income (loss) per share:
       Net income (loss)............................................ $ 23,955  $  2,269  $ 44,579  $(10,114)
   Numerator for diluted net income (loss) per share:
       Interest and amortization charges for 2005 Notes, net of
         taxes......................................................       76       125       152        --
                                                                     --------  --------  --------  --------
       Net income (loss) available to common shareholders........... $ 24,031  $  2,394  $ 44,731  $(10,114)
                                                                     ========  ========  ========  ========
Denominator:
   Denominator for basic net income (loss) per share:
       Weighted average shares outstanding..........................  394,979   375,717   393,394   372,371
       Weighted average shares subject to repurchase................      (69)   (1,277)      (89)   (1,672)
                                                                     --------  --------  --------  --------
       Denominator for basic net income per share, weighted
         average shares outstanding ................................  394,910   374,440   393,305   370,699
       Weighted average dilutive potential common shares:
          Options and shares subject to repurchase..................   26,930    45,390    29,060
          Convertible shares on the 2005 Notes......................    1,730     1,810     1,730        --
                                                                     --------  --------  --------  --------
   Denominator for diluted net income (loss) per share..............  423,570   421,640   424,095   370,699
                                                                     ========  ========  ========  ========
   Basic and diluted net income (loss) per share.................... $   0.06  $   0.01  $   0.11  $  (0.03)
                                                                     ========  ========  ========  ========

   The computation of diluted net income per share for the three and six months ended July 31, 2001 excludes the impact of options to purchase approximately
16.9 million and 12.2 million shares of common stock, respectively, and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

   The computation of diluted net income per share for the three months ended July 31, 2000 excludes the impact of options to purchase approximately 1.4 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

   The computation of basic and diluted net loss per share for the six months ended July 31, 2000 excludes the impact of options to purchase approximately
47.0 million shares of common stock, approximately 1.7 million shares of common stock subject to repurchase and the conversion of the 2006 Notes and the 2005 Notes, which are convertible into approximately 15.9 million and approximately
1.8 million shares of common stock, respectively, as such impact would be antidilutive for the period presented.

Note 4. Business Combinations

   In July 2001, the Comp any acquired 100 percent of the equity of Crossgain Corporation ("Crossgain") for total consideration of $24.7 million, comprising $10.4 million in cash and $14.3 million in common stock and replacement stock options. Approximately $6.5 million of consideration is contingent upon the continued

                               BEA SYSTEMS, INC.

employment of certain employees. These amounts, if earned, will be recorded as compensation expense. The Company recorded the business combination in accordance with the accounting guidance set out in FAS 141 and 142.

   The following is a summary of the purchase price (in thousands):

Goodwill............................................................. $15,262
Deferred compensation................................................   6,505
Intangible assets....................................................   4,800
Net working capital and other........................................   2,080
Deferred tax liability...............................................  (3,922)
                                                                      -------
                                                                      $24,725
                                                                      =======

   The operating results of Crossgain prior to the acquisition were immaterial and would not have materially altered the results of the Company if presented on a pro forma basis. The operating results of Crossgain subsequent to the acquisition date of July 17, 2001 are included in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Note 5. Long-Term Restricted Cash

   During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company's San Jose, California headquarters to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence approximately at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $12.8 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease payments will fluctuate from time to time depending on short-term interest rates. The Company has an option to purchase the land at the end of the term of the lease for the lesser of $331 million, the outstanding lease balance, or prior to the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease.

   As part of the lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease which was $120.1 million as of July 31, 2001. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. The Company must maintain certain covenants, as defined in the lease.

Note 6. Accumulated Other Comprehensive Loss

   The components of accumulated other comprehensive loss are as follows (in thousands):

                                                            July 31, January 31,
                                                              2001      2001
                                                            -------- -----------
Foreign currency translation adjustment.................... $(4,156)   $(1,175)
Unrealized loss on available-for-sale investments, net of
  tax......................................................    (289)      (346)
                                                            -------    -------
Total accumulated other comprehensive loss................. $(4,445)   $(1,521)
                                                            =======    =======

                               BEA SYSTEMS, INC.

Note 7. Common Stock

   During the first six months of fiscal 2002, the Company issued $14.3 million of common stock and replacement stock options in connection with the acquisition of Crossgain (see note 4.), received $22.3 million in proceeds resulting from the exercise of employee stock options, received $17.5 million from purchases under the Company's employee stock purchase plan and recorded a tax benefit on stock options of $23.4 million.

Note 8. Commitments and Contingencies

  Litigation and other claims

   The Company is subject to legal proceedings and other claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to the Company.

  Employer Payroll Taxes

   The Company is subject to employer payroll taxes when employees exercise stock options. These payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. For the three and six months ended July 31, 2001, the Company recorded employer payroll taxes related to stock option exercises of approximately $1.0 million and $2.1 million, respectively. For the three and six months ended July 31, 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $3.2 million and $5.5 million, respectively. Because the Company is unable to predict these employer payroll taxes, the Company is unable to predict what, if any, expense will be recorded in a future period.

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

Overview

   BEA is a leading provider of e-business infrastructure software that helps companies of all sizes build e-business systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators ("SIs"), independent software vendors ("ISVs") and hardware vendors that are our allies and distributors. Our products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, telecommunications, software, airlines, services, retail, manufacturing, package delivery, insurance and government. The BEA WebLogic E-Business Platform(TM) provides infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. Our products serve as a platform or integration tool for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on a per-user basis.

   Our core business has been providing infrastructure for e-business systems and high-volume transaction systems, such as Web-based retail sites, inventory systems, telecommunications billing applications, commercial bank ATM networks and account management systems, credit card billing systems and securities trading account management systems. These Web-based and distributed systems must be highly available, scale to process high transaction volumes and accommodate large numbers of users. As the Internet and e-commerce continue to develop and become more richly integrated, systems that historically had been strictly internal are now being extended to the Internet, such as enterprise resource planning, inventory, and sales force automation systems.

   We provide the BEA WebLogic E-Business Platform, which is designed to address this demand and allow companies to quickly connect business processes, link enterprise and e-commerce applications, and share information across the enterprise and the Internet. TheBEA WebLogic E-Business Platform combines application server, Web Services, integration, and portal technologies into a powerful single, integrated, standards-based e-infrastructure solution. The BEA WebLogic E-Business Platform is currently composed of BEA WebLogic Server(TM), BEA WebLogic Integration and BEA WebLogic Portal. BEA WebLogic Server is the market-leading web application server, providing J2EE services to Web-based applications and also supporting Web services. Web Services are a set of software components that allow companies to share applications, business logic, and syndication services from multiple sources without having to develop the applications themselves or "hard wire" connections to trading partners who host these applications. BEA WebLogic Server 6.1 seamlessly bridges J2EE and Web Services by enabling developers to automatically deploy Enterprise JavaBeans ("EJBs") as Web Services with no additional programming. BEA WebLogic Server 6.1, which became generally available in July 2001, supports key Web Services standards, including Simple Object Access Protocol ("SOAP"), Web Services Description Language ("WSDL") and Universal Description, Discovery and Integration ("UDDI"). BEA WebLogic Integration, which became generally available in July 2001, supports the J2EE Connection Architecture, ebXML, RosettaNet, and Java Messaging Services, bringing a standards-based approach to the integration market. BEA WebLogic Integration is the industry's first product that delivers application server, enterprise application integration ("EAI"), data integration, business process management, and B2B integration functionality in a single product.

   Seasonality. As is common in the software industry, we believe that our fourth quarter orders are favorably impacted by a variety of factors including year-end capital purchases by larger corporate customers and the commission structure for our sales force. This increase typically results in first quarter customer orders being lower than orders received in the immediately preceding fourth quarter. We anticipate that this seasonal impact on the first quarter is likely to continue. However, it is likely that seasonal patterns will be disrupted by the current slowdown in the economy generally and IT spending. In particular we believe that given this slowdown, the favorable impact of these factors on our fiscal 2002 fourth quarter may be less than in the past. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts' or investors' expectations and may result in a decline in our stock price."

   Investment in Distribution Channels. We are currently expanding our direct sales capacity by hiring sales and technical sales support personnel. In addition, in August 2000, we announced a major planned investment in expansion of our indirect distribution network through stronger relationships with SIs, ISVs, application service providers ("ASPs"), system platform companies, independent consultants, and distributors. These investments have resulted in, and should continue to result in, an immediate increase in expenses, especially in cost of service revenue and sales and marketing.

   Service Revenues as a Percentage of Total Revenues. Since the quarter ended April 30, 2000, service revenues as a percentage of total revenues have steadily declined as a percentage of revenues. In early 2000, we believed that our customer base was in the process of transitioning to mission-critical applications based on Java, EJB, and CORBA programming models, but that customers and consultants typically did not have sufficient numbers of system architects and application developers experienced in building large, reliable systems on these programming models. Although our long term strategy was to partner with systems integrators to provide these services to customers and to train customers' information technology departments, we adopted a temporary strategy of providing these consulting services ourselves. We believed that by providing our customers with additional services, especially in architecting, building and deploying Java, EJB and CORBA systems, we could help facilitate customers' deployment of systems based on our platform products. An important element of our strategy of investing in an indirect distribution channel, announced in Summer 2000, is to supplement our service offerings through relationships with SIs and other strategic partners, allowing us to focus on architecture services and increase the number of projects available for licensing our products through SIs' application development efforts. As a result of this strategy, we and our partners have trained 6,000 developers on our technologies since August 2000. In addition, we believe that our customer base has increased the number of developers skilled in Java, EJB and CORBA technologies. Due to the increased number of trained developers at partners and customers, as well as decreased demand for consulting services due to both the economic slowdown and the increase in customer capabilities, service revenues as a percentage of total revenues have decreased each quarter since the April 30, 2000 quarter. We intend to continue investing in these indirect distribution channel programs. Investment in these efforts results in an immediate increase in expenses, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect our operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Product Development. In the first two quarters of fiscal 2002, we continued to invest in product development, including in the areas of integration, portal and Web services, and new releases of our BEA WebLogic Server. Our planned investment in product development and enhancements may affect our anticipated overall financial results, particularly research and development expense as a percentage of total revenues, and may create product transition concerns in our customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect our operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Acquisitions. Since our inception, we have acquired several companies and products, as well as distribution rights to products. Through these acquisitions, we have added additional product lines, additional functionality to our existing products, additional direct distribution capacity and additional service capacity. These acquisitions have resulted in significant charges to our operating results in the periods in which the acquisitions were completed and have added intangible assets to our balance sheet, the values of which are being amortized and charged to our operating results over periods ranging from two to five years after completion of the acquisitions. Our management views the markets for our products as growing and evolving, and that companies serving those markets are consolidating. This presents an opportunity for us to further expand our products and functionality, distribution capacity and service offerings and to add new products. We anticipate that we may make additional, perhaps material, acquisitions in the future. The timing of any such acquisition is impossible to predict and the charges associated with any such acquisition could materially adversely affect our results of operations, beginning in the periods in which any such acquisition is completed.

   Employer Payroll Taxes. We are subject to employer payroll taxes when employees exercise stock options. These payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. Employer payroll tax expense incurred by us resulting from employee exercises of stock options totaled $3.2 million and $5.5 million, respectively, for the three and six months ended July 31, 2000 and $1.0 million and $2.1 million, respectively, for the three and six months ended July 31, 2001. Because we are unable to predict how many stock options will be exercised, at what price and in which country, we are unable to predict what, if any, expense will be recorded in a future period.

Results of Operations

  Three and six months ended July 31, 2001 and 2000

   Revenues

   Our revenues are derived from fees for software licenses, and services, which includes customer support, education and consulting. Total revenues increased 43.9 percent to $267.8 million in the quarter ended July 31, 2001 from $186.0 million in the same quarter of the prior fiscal year. Total revenues also increased 54.5 percent to $524.9 million in the six months ended July 31, 2001 from $339.7 million in the same period of the prior fiscal year. This growth reflects significant increases in sales of our WebLogic(TM) products and growth in our customer support revenues.

   License Revenues. License revenues increased 65.3 percent to $172.2 million in the quarter ended July 31, 2001 from $104.2 million in the same quarter of the prior fiscal year. License revenues also increased 76.0 percent to $333.4 million in the six months ended July 31, 2001 from $189.4 million in the same period of the prior fiscal year. This increase was mainly due to the continued adoption of our BEA WebLogic Server as well as the adoption of other products in our WebLogic E-Business Platform, expansion of our direct sales force, introduction of new products and new versions of existing products, and expansion of our partner programs. License revenues as a percentage of total revenues increased from 56.0 percent in the second quarter of fiscal 2001 to
64.3 percent in the second quarter of fiscal 2002 and increased from 55.8 percent in the six months ended July 31, 2000 to 63.5 percent in the six months ended July 31, 2001. This percentage increase was attributable to increased sales of software licenses and a decline in consulting service revenues, offset by increases in support revenues.

   Service Revenues. Service revenues increased 16.8 percent to $95.6 million in the quarter ended July 31, 2001 from $81.8 million in the same quarter of the prior fiscal year. Service revenues also increased 27.5 percent to $191.5 million in the six months ended July 31, 2001 from $150.3 million in the same period of the prior fiscal year. The increase in revenues was mainly attributable to the growth in the customer support portion of our service business. Customer support revenues increased to $58.7 million for the quarter ended July 31, 2001 from $29.5 million in the same quarter of the prior fiscal year. Customer support revenues also increased to $111.3 million in the six months ended July 31, 2001 from $52.6 million in the same period of the prior fiscal year. This was driven by maintenance renewals on our existing installed base of software licenses as well as new maintenance contracts sold together with our increased sales of software licenses. Service revenues as a percentage of total revenues decreased from 44.0 percent in the second quarter of fiscal 2001 to 35.7 percent in the second quarter of fiscal 2002 and decreased from
44.2 percent in the six months ended July 31, 2000 to 36.5 percent in the six months ended July 31, 2001, as we executed our strategy to increase our focus on using strategic partners to provide services related to the deployment and use of our software products. As a result of the increased focus on strategic partners and the impact of the general worldwide economic slowdown, we experienced a slowdown in the growth rate of our service revenues, particularly revenue derived from our lower-margin consulting services. Consulting and education revenues decreased to $36.9 million for the quarter ended July 31, 2001 from $52.3 million in the same quarter of the prior fiscal year. Consulting and education revenues also decreased to $80.2 million in the six months ended July 31, 2001 from $97.6 million in the same period of the prior fiscal year.

   International Revenues. International revenues accounted for $120.4 million or 45.0 percent of total revenue in the quarter ended July 31, 2001 compared with $77.2 million or 41.5 percent in the same quarter of the prior fiscal year. For the six months ended July 31, 2001 and 2000, international revenues accounted for $230.8 million or 44.0 percent of total revenues and $141.9 million or 41.8 percent of total revenues, respectively. Revenues from the European, Middle East and Africa region ("EMEA") and Asia/Pacific region ("APAC") increased in the second quarter of fiscal 2002 to $78.8 million and $35.0 million, respectively, from $54.5 million and $20.2 million in the same quarter of the prior fiscal year. For the six months ended July 31, 2001, revenues from EMEA and APAC increased to $153.9 million and $65.3 million, respectively, from $102.8 million and $35.6 million, respectively, in the same period of the prior fiscal year. Revenues from EMEA represented 29.4 percent of total revenues in the second quarter of fiscal 2002, compared with 29.3 percent in the same quarter of the prior fiscal year. For the six months ended July 31, 2001 and 2000, revenues for EMEA represented 29.3 percent and 30.3 percent, respectively, of total revenues. Revenues from APAC represented 13.1 percent of total revenues in the second quarter of fiscal 2002, compared with 10.9 percent in the same quarter of the prior fiscal year. For the six months ended July 31, 2001 and 2000, revenues for APAC represented 12.4 percent and 10.5 percent, respectively, of total revenues. The overall increases in international revenues were the result of expansion of our international sales force and expansion into new territories.

  Cost of Revenues

   Total cost of revenues decreased 4.6 percent to $59.7 million in the quarter ended July 31, 2001 from $62.6 million in the same quarter of the prior fiscal year. Total cost of revenues increased 5.0 percent to $122.5 million in the six months ended July 31, 2001 from $116.7 million in the same period in the prior fiscal year. Total cost of revenues as a percentage of total revenues decreased from 33.6 percent in the quarter ended July 31, 2000 to 22.3 percent in the quarter ended July 31, 2001. For the six months ended July 31, 2001 total cost of revenues as a percentage of total revenues decreased to 23.3 percent from
34.4 percent in the same period in the prior fiscal year. These decreases were primarily due to the decreases in our lower margin consulting service revenues. As a result, service revenues have decreased as a percentage of total revenues and also consulting revenues have decreased as a percent of total service revenues. A decrease in amortization charges included in cost of revenues also contributed to the decrease in cost of revenues as a percentage of total revenues.

   Cost of Licenses. Cost of licenses includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. Cost of licenses increased by $1.5 million to $6.0 million in the quarter ended July 31, 2001 from $4.5 million in the same quarter of the prior fiscal year. Cost of licenses also increased by $3.4 million to $11.7 million in the six months ended July 31, 2001 from $8.3 million in the same period in the prior fiscal year. Cost of licenses represented 3.5 percent and 4.3 percent of license revenues in the second quarter of fiscal 2002 and 2001, respectively. For the six months ended July 31, 2001 and 2000, cost of licenses represented 3.5 percent and 4.4 percent, respectively, of revenues. These decreases as a percentage of revenues are primarily due to a decline in third party royalties and license fees.

   Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services decreased 0.5 percent to $47.7 million in the quarter ended July 31, 2001 from $47.9 million in the same quarter of the prior fiscal year. For the six months ended July 31, 2001, cost of services increased 11.5 percent to $98.4 million from $88.3 million in the same period in the prior fiscal year. Cost of services represented 49.9 percent and 58.5 percent of service revenues in the second quarters of fiscal 2002 and 2001, respectively. For the six months ended July 31, 2001 and 2000, cost of services represented 51.4 percent and 58.8 percent, respectively, of service revenues. Cost of services as a percentage of service revenues has decreased due to spreading costs over a higher mix of higher margin support revenues versus lower margin consulting and education revenues. Consulting and education revenues were 38.6 percent of total service revenues for the quarter ended July 31, 2001, down from 64.0 percent in the same quarter of the prior fiscal year. For the six months ended July 31, 2001 and 2000, consulting and education revenues were 41.9 percent and
64.9 percent, respectively, of service revenues.

   Amortization of Certain Acquired Intangible Assets included in Cost of Revenues. The amortization of certain acquired intangible assets, consisting primarily of developed technology, non-compete agreements, distribution rights, trademarks and tradenames, totaled $6.0 million and $10.2 million in the second quarter of fiscal 2002 and 2001, respectively. For the six months ended July 31, 2001 and 2000, amortization of certain acquired intangible assets totaled $12.4 million and $20.2 million, respectively. These decreases were primarily due to a portion of our acquired intangible assets becoming fully amortized in fiscal 2001. In the future, amortization expense associated with intangible assets recorded prior to July 31, 2001 is currently expected to total approximately $6.4 million and $5.6 million for the third and fourth quarters of fiscal 2002, respectively, and $13.7 million, $8.6 million and $517,000 for the fiscal years ending January 31, 2003, 2004 and thereafter, respectively. The expected amortization subsequent to January 31, 2002 excludes assembled workforce amortization which will no longer be amortized effective February 1, 2002 (see Effect of New Accounting Pronouncements below). We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate in remaining useful lives, if any, could result in increased amortization expense in future periods.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 36.5 percent to $105.1 million in the second quarter of fiscal 2002 from $77.0 million in the same quarter of the prior fiscal year. In addition, sales and marketing expenses increased 46.4 percent to $213.2 million in the six months ended July 31, 2001 from $145.7 million in the same period of the prior fiscal year. This increase was due to the expansion of our direct sales force, increased commissions on our increased revenue base, and an increase in marketing personnel and advertising campaigns to build brand awareness. Sales and marketing expenses decreased as a percentage of total revenues to 39.2 percent in the second quarter of fiscal 2002 from 41.4 percent in the second quarter of fiscal 2001 and decreased to 40.6 percent in the six months ended July 31, 2001 from 42.9 percent in the six months ended July, 31, 2000. We expect to continue to invest in the expansion of the direct and indirect sales channels, as well as marketing programs to promote our products and brand. Accordingly, we expect sales and marketing expenses to continue to increase in absolute dollars.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. Total expenditures for research and development increased 46.1 percent to $31.5 million in the second quarter of fiscal 2002 from $21.6 million in the same quarter of the prior fiscal year. Research and development expenses also increased 50.9 percent to $61.1 million in the six months ended July 31, 2001 from $40.5 million in the same period of the prior fiscal year. This increase was due to an increase in product development personnel and expenses associated with the development and release of several new products and product versions. Research and development expenses represented 11.8 percent and 11.6 percent of total revenues in the second quarter of fiscal 2002 and 2001, respectively. For the six months ended July 31, 2001 and 2000, research and development expenses represented 11.6 percent and 11.9 percent of total revenues, respectively. We believe that a significant level of research and development is required to remain competitive and expect to continue to commit substantial resources to product development and engineering in future periods. As a result, we expect research and development expenses to continue to increase in absolute dollars in future periods. Additionally, management intends to continue recruiting and hiring experienced software development personnel and to consider the licensing and acquisition of technologies complementary to our business.

   General and Administrative. General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 58.1 percent to $20.0 million in the second quarter of fiscal 2002, up from $12.6 million in the same quarter of the prior fiscal year. For the six months ended July 31, 2001, general and administrative expenses increased 62.4 percent to $38.1 million up from $23.5 million from the same period of the prior fiscal year. This increase was due to the expansion of our infrastructure, including information systems and associated expenses necessary to manage our growth. General and administrative expenses represented
7.5 percent and 6.8 percent of total revenues in the second quarter of fiscal 2002 and 2001, respectively. For the six months ended July 31, 2001 and 2000, general and administrative expenses represented 7.3 percent and 6.9 percent of total revenues, respectively.

   Amortization of Goodwill. Amortization of goodwill increased in the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001, due to goodwill resulting from various acquisitions completed in fiscal 2001. Amortization of goodwill totaled $15.1 million and $14.3 million in the second quarters of fiscal 2002 and 2001, respectively. For the six months ended July 31, 2001 and 2000, amortization of goodwill totaled $31.1 million and $26.5 million, respectively. In the future, amortization of goodwill recorded prior to July 1, 2001 is currently expected to total approximately $12.3 million and $12.2 million for the third and fourth quarters of fiscal 2002, respectively. Commencing February 1, 2002, amortization of the net goodwill balance recorded as of January 31, 2002 will cease in accordance with Statement of Financial Accounting Standards No. 142 (see Effect of New Accounting Pronouncements below).

   Acquisition Related Charges. In connection with the acquisition of The Workflow Automation Corporation in the first quarter of fiscal 2001, we acquired and expensed the cost of a number of research projects that were in process on the acquisition date, which amounted to $2.2 million.

   Interest Income and Other, Net. Interest income and other, net decreased
23.5 percent to $4.2 million in the second quarter of fiscal 2002, down from $5.5 million in the same quarter of the prior fiscal year. For the six months ended July 31, 2001, interest income and other, net increased 85.3 percent to $18.0 million, up from $9.7 million for the same period of the prior fiscal year. For the second quarter of fiscal 2002, interest income and other, net includes interest income of $12.3 million, offset by interest expense of $5.6 million and net other expense of $2.5 million. For the second quarter of fiscal 2001, interest income and other, net includes interest income of $13.1 million, offset by interest expense of $5.6 million and net other expense of $2.0 million. For the six months ended July 31, 2001, interest income and other, net includes interest income of $24.9 million, plus net other income of $4.4 million, offset by interest expense of $11.3 million. For the six months ended July 31, 2000, interest income and other, net includes interest income of $21.6 million, offset by interest expense of $11.6 million and net other expense of $309,000. Net other income of $4.4 million for the six months ended July 31, 2001 related primarily to a net gain of $17.4 million recorded by us in accordance with agreements regarding the sale of our investment in WebGain, Inc. to WP Equity Partners, Inc., a related party. This net gain was offset by the write-down of approximately $11.2 million of certain equity investments in privately-held companies, which were determined to be other than temporarily impaired.

   Provision for Income Taxes. We have provided for income taxes of $16.7 million and $1.3 million for the second quarter of fiscal 2002 and 2001, respectively. For the six months ended July 31, 2001 and 2000, we have provided for income taxes of $32.3 million and $4.5 million, respectively. The effective tax rate for the first six months of fiscal 2002 is 42 percent, which is greater than the statutory tax rate of 35 percent primarily due to non-deductible goodwill amortization, partially offset by the benefits of low taxed foreign earnings. The income tax expense provided on pre-tax book losses through the first two quarters of fiscal 2001 consisted primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits.

   Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("FAS 109"), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our historical operating performance and the reported cumulative net losses from prior years, we have provided a valuation allowance against our net deferred tax assets to the extent that they are dependent upon future taxable income for realization. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

   Cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $964.9 million, which increased from $940.9 million at January 31, 2001.

   Cash generated from operating activities rose to $132.0 million in the six months ended July 31, 2001, compared with $68.2 million in the same period in the prior year. The increase was primarily due to net income of $44.6 million for the six months ended July 31, 2001, which was an increase of $54.7 million from the net loss of $10.1 million for the same period in the prior fiscal year.

   Investing activities used $192.1 million of cash during the six months ended July 31, 2001, compared with $152.0 million of cash used in the same period of the prior fiscal year. Cash used for investing activities in the six months ended July 31, 2001 was primarily for net purchases of short-term investments of $171.2 million and capital expenditures of $25.8 million. Cash used for investing activities in the six months ended July 31, 2000 was primarily for strategic acquisitions and equity investments in privately-held companies amounting to an aggregate of $75.1 million, capital expenditures of $19.5 million and net purchases of short-term investments of $57.2 million.

   We used $83.1 million of cash in financing activities in the six months ended July 31, 2001, compared with $25.6 million of cash generated in the same period in the prior fiscal year. Cash used in financing activities in the six months ended July 31, 2001 primarily related to the increase of restricted cash of $120.1 million, which was offset by proceeds received from employee stock purchases and the issuance of common stock by us pursuant to stock option exercises of $37.9 million. The primary source of cash from financing activities in the six months ended July 31, 2000 was proceeds received from employee stock purchases and the issuance of common stock by us pursuant to stock option exercises of $33.6 million.

   As of July 31, 2001, our outstanding short and long-term obligations were $574.0 million, down from $577.4 million at January 31, 2001. At July 31, 2001, our outstanding obligations consisted of $561.4 million of convertible notes and $12.6 million of other short-term and long-term obligations. At January 31, 2001, our outstanding obligations consisted of $561.4 million of convertible notes and $16.0 million of other short-term and long-term obligations.

   During the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California headquarters to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence approximately at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $12.8 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease payments will fluctuate from time to time depending on short-term interest rates. We have an option to purchase the land at the end of the term of the lease for the lesser of $331 million, the outstanding lease balance, or prior to the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease. As part of the lease agreement, we must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease which was $120.1 million as of July 31, 2001. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. We must maintain certain covenants, as defined in the lease. When construction commences on the land, we plan to obtain financing pursuant to an arrangement similar to that for the land lease, which may require us to commit additional cash resources. There can be no assurance that additional financing for the construction will be available, at all, or on terms favorable to us.

   In addition to normal operating expenses, cash requirements are anticipated for financing anticipated growth, payment of outstanding debt obligations and the acquisition or licensing of products and technologies complementary to our business. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through July 31, 2002. However, we may make additional acquisitions and may need to raise additional capital through future debt or equity financings to the extent necessary to fund any such acquisitions. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Effect of New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. In July 1999, Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133 ("FAS 137") was issued. FAS 137 deferred the effective date of FAS 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. We were required to adopt the provisions of FAS 133 effective February 1, 2001. The adoption of FAS 133 did not have a material impact on our financial position or results of operations.

   In June 2001, the FASB released Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141") and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). These statements become effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of the fiscal year ended January 31, 2003, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. The new rules also require business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of the fiscal year ended January 31, 2002.

   In connection with the transitional goodwill impairment evaluation under FAS 142, we will perform an assessment of goodwill impairment as of the date of adoption--February 1, 2002. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

   As of the date of adoption of FAS 142 on February 1, 2002, we expect to have an unamortized goodwill balance of approximately $104.0 million, which includes the reclassification of assembled workforce to goodwill of approximately $12.3 million, and unamortized acquired intangible assets of approximately $22.8 million, all of which will be subject to the transition provisions of FAS 141 and 142. Transitional impairment losses that will be required to be recognized upon adoption of FAS 141 and 142 are indeterminable at this time.

Factors That May Impact Future Operating Results

   We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties which may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the following risk factors in evaluating an investment in our common stock.

  Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts' or investors' expectations and may result in a decline in our stock price

   Although we have had significant revenue growth in recent quarters, our growth rates may not be sustainable, and recently, in our second quarter earnings release on August 14, 2001, we revised downward our financial guidance for revenue and earnings for the remaining quarters of fiscal 2002. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks from March 2000 through the present.

   We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

  . recent adverse economic conditions, particularly within the technology industry, which may increase the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

  . difficulty predicting the size and timing of customer orders, particularly as a greater percentage of our revenues has shifted from service revenues to license revenues;

  . our ability to control costs and expenses, particularly in the face of current adverse economic conditions which may adversely impact our operating results;

  . changes in the mix of products and services that we sell or the channels through which they are distributed;

  . any increased price sensitivity by our customers, particularly in the face of current adverse economic conditions and increased competition;

  . the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

  .  introduction or enhancement of our products or our competitors' products;

  . changes in our competitors' product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

  . our ability to develop, introduce and market new products on a timely basis and whether any new products are accepted in the market;

  .  any continued slowdown in use of the Internet for commerce;

  . recent hiring, which may prove excessive if growth rates are not maintained;

  . the structure, timing and integration of acquisitions of businesses, products and technologies;

  .  the terms and timing of financing activities;

  .  potential fluctuations in demand or prices of our products and services;

  .  the lengthy sales cycle for our products;

  .  technological changes in computer systems and environments;

  .  our ability to successfully expand our sales and marketing programs;

  .  our ability to meet our customers' service requirements;

  . costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

  .  loss of key personnel; and

  .  fluctuations in foreign currency exchange rates.

   As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

   A material portion of our revenues has been derived from large orders, as major customers deployed our products. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. The majority of our revenue originates from a large number of small development orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, recent adverse economic conditions worldwide, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders, resulting in revenue shortfalls. This risk is particularly relevant with respect to large customer orders which are more likely to be cancelled or delayed and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like us, sell enterprise-wide software solutions, have recently announced that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

   When our employees exercise their stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee's taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material. However, because we are unable to predict the number, price or country of exercises during any particular period, we cannot predict the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

   As is common in the software industry, we believe that our fourth quarter orders have in the past been favorably impacted by a variety of factors including year-end capital purchases by larger corporate customers and the commission structure for our sales force. This increase typically results in first quarter customer orders being lower than orders received in the immediately preceding fourth quarter. We anticipate that this seasonal impact on our first quarter is likely to continue. We also believe that given the current economic slowdown and reductions in IT spending, the favorable impact, if any, of these factors on our fiscal 2002 fourth quarter may be less than in the past.

   Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, ("SOP 97-2") as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101"). We adopted the provisions of SAB 101 in our fourth fiscal quarter of 2001. Additional implementation guidelines and changes in interpretations of such guidelines could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

  If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

   The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server product and Web Services features), respond to changing customer requirements and develop and introduce in a timely manner new products (such as our WebLogic Collaborate(TM) product) that keep pace with technological and market developments and emerging industry standards. We are also developing products designed to provide components for applications (such as our WebLogic Commerce Server(TM), WebLogic Personalization Server and BEA Campaign Manager for WebLogic(R) products) in an effort to further build out and increase the value of the e-business software infrastructure platform we provide. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is dependent on our strategic partners' ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions, result in negative publicity or loss of reputation regarding us and our products and services and adversely affect our revenues and other operating results.

  Our revenues are derived primarily from two main products and related services, and a decline in demand or prices for either products or services could substantially adversely affect our operating results

   We currently derive the majority of our license and service revenues from BEA WebLogic, BEA TUXEDO(R) and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic, BEA TUXEDO or related services, such as a general economic slowdown, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have recently experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our consulting services. This trend may continue or even worsen, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. In addition, as we introduce new versions of our two main products, such as BEA Tuxedo 8.0 and WebLogic Enterprise 6.0, any delay or failure of such new versions to gain market acceptance among new and existing customers would have an adverse affect on our revenues and other operating results.

  Any failure to maintain ongoing sales through distribution channels could result in lower revenues

   To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers, independent software vendors ("ISVs"), systems integrators ("SIs") and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, original equipment manufacturers ("OEMs") and SIs. In particular, in August 2000, we announced a significant initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products that our ISV customers offer. We intend to continue this initiative and to seek distribution arrangements with additional ISVs to embed our Web application servers in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately develop our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. In particular, we need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to help ensure these indirect channels complement our direct channels. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

  It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

   We were incorporated in January 1995 and therefore we have a relatively limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic, a software product that we acquired in September 1998, and from BEA TUXEDO, a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic and TUXEDO. We have also acquired a number of additional businesses, technologies and products. Our limited operating history and the need to continue to integrate a number of separate and independent business operations subject our business to numerous risks. At July 31, 2001, we had an accumulated deficit of approximately $141.3 million. In addition, in connection with certain acquisitions completed prior to July 31, 2001, we recorded approximately $526.0 million as intangible assets and goodwill of which approximately $362.6 million has been amortized as of July 31, 2001. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses, particularly in light of recent changes in regulations governing how we account for such transactions. See below "If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase." If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. We first reported a net profit under generally accepted accounting principles in the second quarter of fiscal 2001. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will continue to be profitable in any future period, and recent operating results should not be considered indicative of future financial performance.

  The price of our common stock may fluctuate significantly

   The market price for our common stock may be affected by a number of factors, including developments in the Internet, software or technology industry, general market conditions and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of BEA and many such companies from March 2000 through the present. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

  If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

   From our inception in January 1995, we have made a number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management's attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

   On June 29, 2001, the Financial Accounting Standards Board ("FASB") eliminated pooling of interests accounting for acquisitions. The effect of this change is to increase the portion of the purchase price for any future acquisitions that must be charged to BEA's cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies.Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142") that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the income statement. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. Effective as of February 1, 2001, we will be required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We cannot predict whether we will be required to take a charge for any such impairment for past acquisitions under FAS 142, as well as whether we would be required to take such a charge under the appropriate pre-FAS 142 accounting principles prior to February 1, 2002. We have net goodwill and net acquired intangible assets of approximately $163.4 million at July 31, 2001, so if we are required to take such an impairment charge, the amount could be material to our results of operations.

  The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

   Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multi-million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn has also contributed to increasing our sales cycle, and there is a risk this will continue or worsen. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

  If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

   The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and Hewlett-Packard and database vendors such as Oracle. Microsoft has released products that include some application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems. In addition, certain application vendors, integration vendors and other companies are developing or offering application server, integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Finally, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those that we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we.

   Some of our principal competitors currently are also hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM, Sun Microsystems and Hewlett-Packard are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM's sale of application server and integration functionality along with its IBM proprietary hardware systems requires us to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware and software sales. Due to these factors, if we do not sufficiently differentiate our products based on functionality, interoperability with non-IBM systems, performance, total cost of ownership, return on investment and reliability, and establish our products as more effective solutions to customers' technological and economic needs, our revenues and operating results will suffer.

   Microsoft has announced that it intends to include certain application server and integration functionality in its .NET initiative. Microsoft's .NET initiative is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft's
 .NET initiative, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET initiative and the bundling of competing functionality in versions of Windows requires us to compete with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web services environment. We need to differentiate our products from Microsoft's based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment and reliability, and need to establish our products as more effective solutions to customers' technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft's entry into the application server, integration and Web Services markets or their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

   In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon our business, operating results and financial condition.

  If the market for application servers, application integration and application component software and Web services does not grow as quickly as we expect, our revenues will be harmed

   We sell our products and services in the application server, application integration and application component markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology and the growth in the use of the web to run software applications. There can be no assurance that the markets for application server and integration technology and related services will continue to grow. Even if they do grow they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States. If these markets fail to grow or grow more slowly than we currently anticipate, or if we experience increased competition in these markets, our business, results of operations and financial condition will be adversely affected.

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

  Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

   It is possible that third parties, including competitors or our technology partners, could claim our current or future products infringe their rights, including their patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages on settlement amounts, cease offering any subject technology or products and require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

  Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

   International revenues accounted for 44.0 percent and 41.8 percent of our consolidated revenues for the six months ended July 31, 2001 and 2000, respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business. In particular, BEA is periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on the Company. It is possible, however, that future audits could result in significant assessments for transfer taxes, payroll taxes or other taxes which could adversely effect our operating results. General economic and political conditions in these foreign markets may also impact our international revenues. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

  If we are unable to manage our growth, our business will suffer

   We have continued to experience a period of rapid and substantial growth that has placed, and if such growth continues would continue to place, a strain on our administrative and operational infrastructure. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 3,380 employees in 93 offices in 34 countries at July 31, 2001. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls; reporting systems and procedures; and information technology infrastructure. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

  .  inability to manage investments effectively; and

  .  loss of cash invested.

   During the six months ended July 31, 2001, we recorded a charge to earnings of $11.2 million related to impaired assets acquired as part of our development stage company investment program. We have an investments balance of $39.3 million at July 31, 2001, and there is a risk that such investments may also become impaired, particularly in view of the difficulties many such companies have had in raising additional capital in the current unfavorable economic climate.

  We have a high debt balance and large interest obligations

   At July 31, 2001, we had approximately $561.4 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. Although our earnings were sufficient to cover fixed charges in the current quarter reported herein, they may not be sufficient to cover fixed charges in subsequent quarters. Also, in connection with a lease transaction for real estate in San Jose, California, we have restricted approximately $120.1 million out of our total cash, cash equivalents and investment securities as of July 31, 2001, as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. We will be required under this real estate transaction to make annual lease payments of approximately $12.8 million, which will fluctuate from time to time depending on short-term interest rates. When construction commences on the 40 acres, we plan to obtain financing pursuant to an arrangement similar to that for the above lease transaction in order to facilitate this future construction which may require additional collateralization of cash. We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, payment of principal and interest on our other indebtedness, the lease payments discussed above, future capital expenditures, payments on our lease and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

  Power outages in California may adversely affect us

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Foreign Exchange

   BEA's revenues originating outside the United States were 45.0 percent and
41.5 percent of total revenues in the second quarter of fiscal 2002 and 2001, respectively, and 44.0 percent and 41.8 percent of total revenues in the six months ended July 31, 2001 and 2000, respectively. International revenues from each geographic sub-region were less than 10 percent of total revenues in the three and six month periods ended July 31, 2001. The only geographic sub-region outside of the United States with revenues greater than 10 percent of total revenues in the three and six month periods ended July 31, 2000 was the United Kingdom with $18.7 million or 10.0 percent of total revenues for the second quarter of fiscal 2001 and $41.8 million or 12.3 percent of total revenues for the six months ended July 31, 2000. International sales were made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

   Effective February 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive loss.

   The Company uses derivative instruments to manage exposures to foreign currency. The Company's objectives to holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

   The Company's exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

   The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. The Company does not use foreign currency contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income and other, net. Net losses resulting from foreign currency transactions were approximately $776,000 for the second quarter in fiscal 2002 and $781,000 for the six months ended July 31, 2001.

   The Company's outstanding forward contracts as of July 31, 2001 are presented in the table below. This table presents the notional amount in U.S. dollars using the spot exchange rate in July 2001 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 30 days or less as of July 31, 2001.

                                                                      Notional
                                                                      Weighted
                                                                      Average
                                                          Notional    Exchange
                                                           Amount       Rate
                                                       -------------- --------
                                                       (in thousands)
Functional Currency--U.S. Dollar
Euros.................................................    $ 44,700       1.155
British pounds........................................       6,100       0.717
Japanese yen..........................................       1,800     124.610
Swedish krona.........................................      12,300      10.736
Canadian dollars......................................       8,100       1.542
Korean won............................................       6,000    1314.000
Australian dollars....................................       3,000       1.970
Mexican pesos.........................................       1,200       9.226
Israeli shekels.......................................       1,100       4.227
Brazilian reals.......................................       2,400       2.521
Swiss francs..........................................         700       1.753
                                                          --------
   Total..............................................    $ 87,400
                                                          --------
Functional Currency--EURO
British pounds........................................    $ 11,800       0.715
Swiss francs..........................................       1,700       1.751
Swedish krona.........................................         200      10.725
Israeli shekels.......................................       1,400       4.222
                                                          --------
   Total..............................................    $ 15,100
                                                          --------
   Grand Total........................................    $102,500
                                                          ========

Interest Rates

   The Company invests its cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are invested in interest-bearing bank accounts and money market funds at the local operating banks.

   The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as "available-for-sale" under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. The Company's exposure, on its portfolio of marketable investments, to changes in short term interest rates is insignificant as of July 31, 2001 because the average holding period until maturity of the Company's cash equivalents, long-term restricted cash and short-term investments was approximately 28 days. The table below presents the principal amount and related weighted average interest rates for the Company's investment portfolio. Short-term investments are all in fixed-rate instruments.

   Table of investment securities (in thousands) at July 31, 2001:

                                                                       Average
                                                                       Interest
                                                            Fair Value   Rate
                                                            ---------- --------
Cash equivalents...........................................  $653,290    3.84%
Short-term investments (0-1 year)..........................   207,145    3.85%
Short-term restricted cash (0-1 year)......................     6,903    3.83%
Long-term restricted cash (1-5 years)......................   120,129    3.59%
                                                             --------
Total cash and investment securities.......................  $987,467
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

Investments in equity securities

   The Company has made net investments in several privately-held companies totaling $39.3 million as of July 31, 2001, several of which can still be considered in the start-up or development stages. These non-marketable investments are accounted for under the cost method, as ownership is less than 20 percent and/or the Company does not have the ability to exercise significant influence over the operations of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that the Company could lose its entire initial investment in these companies. As a part of management's process of regularly reviewing these investments for impairment, the Company recorded write-downs of $11.2 million of certain investments, which were determined to be other than temporarily impaired in the six months ended July 31, 2001.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In connection with the acquisition of Crossgain Corporation ("Crossgain"), effective July 17, 2001, the Company exchanged approximately $10.4 million in cash and issued 458,466 shares of its common stock, valued at $26.67 per share, and options to purchase 87,950 shares of common stock to former shareholders of Crossgain at a conversion ratio of .036684 shares of BEA common stock for each share of Crossgain stock. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were registered for resale on a form S-3 (File No. 333-67644) registration statement, declared effective on September 4, 2001, and form S-8 (File No. 333-67646) registration statement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Company's Annual Meeting of Stockholders held on July 11, 2001, the following proposals were approved:

                                                                        Affirmative Negative   Votes
                                                                           Votes     Votes    Withheld
                                                                        ----------- --------- --------
1. Election of the following individuals to the Board of Directors:
   Robert L. Joss...................................................... 331,153,491        -- 626,710
   Dean O. Morton...................................................... 331,058,425        -- 721,776
2. Ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending January 31, 2002......................... 330,510,595 1,159,600 110,006

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

  Exhibit
  Number                              Description
  ------                              -----------
  3.1(1)  Amended and Restated Certificate of Incorporation of the Registrant.
  3.2(2)  Registrant's Amended and Restated Bylaws.
  4.1     Reference is made to Exhibit 3.1.

--------
(1) Incorporated by reference to Exhibit 3.5 previously filed with the Registrant's registration statement on Form SB-2 (Registration No. 333-20791).
(2) Incorporated by reference to Exhibit 3.4 previously filed with the Registrant's registration statement on Form SB-2 (File No. 333-20791)

   (b) Reports on Form 8-K:

      None

                                  SIGNATURES

   Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BEA SYSTEMS, INC.
                                          (Registrant)

                                          /s/ William M. Klein
                                          _____________________________________
                                          William M. Klein
                                          Chief Financial Officer and Executive
                                          Vice President--Administration
                                          (Duly Authorized Officer and
                                            Principal Financial Officer)

Dated:  September 14, 2001