Form 10-Q
period 2001-10-31
BEA SYSTEMS INC
filed 2001-12-17
CIK 1031798

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

    For the quarterly period ended October 31, 2001

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

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   As of November 30, 2001, there were approximately 400,883,263 shares of the Registrant's common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               BEA SYSTEMS, INC.

                                     INDEX

                                                                                                 Page
                                                                                                 No.
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited):

         Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the
           three and nine months ended October 31, 2001 and 2000................................   3

         Condensed Consolidated Balance Sheets as of October 31, 2001 and January 31, 2001......   4

         Condensed Consolidated Statements of Cash Flows for the nine months ended October 31,
           2001 and 2000........................................................................   5

         Notes to Condensed Consolidated Financial Statements...................................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  14

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risks.............................  35

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds..............................................  38

ITEM 6.  Exhibits and Reports on Form 8-K.......................................................  38

Signatures......................................................................................  39

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME (LOSS)
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                  Three months ended   Nine months ended
                                                                      October 31,         October 31,
                                                                  ------------------  ------------------
                                                                    2001      2000      2001      2000
                                                                  --------  --------  --------  --------
Revenues:
   License fees.................................................. $126,625  $128,202  $460,029  $317,636
   Services......................................................   92,998    95,812   284,521   246,081
                                                                  --------  --------  --------  --------
       Total revenues............................................  219,623   224,014   744,550   563,717
Cost of revenues:
   Cost of license fees..........................................    4,559     4,894    16,251    13,172
   Cost of services..............................................   42,500    55,702   140,921   144,006
   Amortization of certain acquired intangible assets............    6,627    10,438    19,043    30,605
   Impairment of certain acquired intangible assets..............    7,082        --     7,082        --
                                                                  --------  --------  --------  --------
       Total cost of revenues....................................   60,768    71,034   183,297   187,783
                                                                  --------  --------  --------  --------
Gross profit.....................................................  158,855   152,980   561,253   375,934
Operating expenses:
   Sales and marketing...........................................   93,597    88,838   306,820   234,502
   Research and development......................................   29,660    23,277    90,710    63,730
   General and administration....................................   18,962    15,832    57,098    39,315
   Amortization of goodwill......................................   11,838    15,964    42,956    42,468
   Acquisition-related charges...................................       --        --        --     2,200
   Facilities consolidation and other charges....................   20,666        --    20,666        --
   Impairment of goodwill........................................   73,068        --    73,068        --
                                                                  --------  --------  --------  --------
       Total operating expenses..................................  247,791   143,911   591,318   382,215
                                                                  --------  --------  --------  --------
Income (loss) from operations....................................  (88,936)    9,069   (30,065)   (6,281)
Interest income (expense) and other, net.........................   (6,214)    6,099    11,744    15,792
                                                                  --------  --------  --------  --------
Income (loss) before provision for income taxes..................  (95,150)   15,168   (18,321)    9,511
Provision (benefit) for income taxes.............................   (4,287)    6,925    27,963    11,382
                                                                  --------  --------  --------  --------
Net income (loss)................................................  (90,863)    8,243   (46,284)   (1,871)
Other comprehensive income (loss):
   Foreign currency translation adjustments......................      884    (2,755)   (2,097)   (3,057)
   Unrealized gain (loss) on available-for-sale investments, net
     of income taxes.............................................      278       380       335      (125)
                                                                  --------  --------  --------  --------
Comprehensive income (loss)...................................... $(89,701) $  5,868  $(48,046) $ (5,053)
                                                                  ========  ========  ========  ========
Net income (loss) per share:
   Basic and diluted net income (loss) per share................. $  (0.23) $   0.02  $  (0.12) $  (0.01)
                                                                  ========  ========  ========  ========
Number of shares used in per share calculations:
   Basic.........................................................  397,970   380,950   394,860   374,113
                                                                  ========  ========  ========  ========
   Diluted.......................................................  397,970   430,590   394,860   374,113
                                                                  ========  ========  ========  ========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)

                                                             October 31, January 31,
                                                                2001        2001
                                                             ----------- -----------
                           ASSETS
                           ------
Current assets:
   Cash and cash equivalents................................ $  844,484  $  907,635
   Restricted cash..........................................      6,903       4,998
   Short-term investments...................................    142,539      33,294
   Accounts receivable, net.................................    191,766     214,706
   Deferred tax assets......................................      1,983      20,035
   Other current assets.....................................     33,255      26,223
                                                             ----------  ----------
       Total current assets.................................  1,220,930   1,206,891
Property and equipment, net.................................     78,281      51,223
Goodwill, net...............................................     37,723     138,404
Acquired intangible assets, net.............................     26,797      52,288
Deferred tax assets.........................................         --       9,915
Long-term restricted cash...................................    120,562          --
Other long-term assets......................................    124,280     133,615
                                                             ----------  ----------
       Total assets......................................... $1,608,573  $1,592,336
                                                             ==========  ==========

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
   Accounts payable......................................... $   12,752  $   15,233
   Accrued liabilities......................................    156,677     133,092
   Accrued facilities consolidation and other charges.......     18,194          --
   Accrued income taxes.....................................     33,189      24,307
   Deferred revenues........................................    189,565     203,947
   Current portion of notes payable and other obligations...      3,558      13,321
                                                             ----------  ----------
       Total current liabilities............................    413,935     389,900
Deferred tax liabilities....................................      4,383      32,350
Notes payable and other long-term obligations...............      2,347       2,661
Convertible subordinated notes..............................    550,000     561,421

Commitments and contingencies

Stockholders' equity:
   Common stock.............................................        400         390
   Additional paid-in capital...............................    879,214     793,729
   Accumulated deficit......................................   (232,157)   (185,873)
   Notes receivable from stockholders.......................        (72)       (198)
   Deferred compensation....................................     (6,194)       (523)
   Accumulated other comprehensive loss.....................     (3,283)     (1,521)
                                                             ----------  ----------
       Total stockholders' equity...........................    637,908     606,004
                                                             ----------  ----------
       Total liabilities and stockholders' equity........... $1,608,573  $1,592,336
                                                             ==========  ==========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)

                                                                                         Nine months ended
                                                                                            October 31,
                                                                                       --------------------
                                                                                         2001       2000
                                                                                       ---------  ---------
Operating activities:
   Net loss........................................................................... $ (46,284) $  (1,871)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization..................................................    16,999      8,346
       Amortization of deferred compensation..........................................     1,176        494
       Amortization of certain acquired intangible assets and acquisition-related
         charges......................................................................    61,999     75,273
       Amortization of debt issuance costs............................................     1,628      1,652
       Write-down of equity investments, net of gains.................................     3,648      1,500
       Facilities consolidation and other charges.....................................    20,346         --
       Impairment of acquired intangible assets and goodwill..........................    80,150         --
       Changes in operating assets and liabilities....................................    35,653     54,271
       Other..........................................................................     2,303      2,598
                                                                                       ---------  ---------
Net cash provided by operating activities.............................................   177,618    142,263
                                                                                       ---------  ---------
Investing activities:
   Purchases of property and equipment................................................   (44,195)   (29,489)
   Payments for acquisitions and equity investments, net of cash acquired.............   (25,989)  (101,890)
   Proceeds from the maturity of a long-term investment security......................    14,908         --
   Purchases of available-for-sale short-term investments.............................  (332,498)  (160,351)
   Proceeds from maturities of available-for-sale short-term investments..............   225,858    122,702
   Other..............................................................................    (1,790)      (357)
                                                                                       ---------  ---------
Net cash used in investing activities.................................................  (163,706)  (169,385)
                                                                                       ---------  ---------
Financing activities:
   Net proceeds (payments) on notes payable and other obligations.....................       282     (8,863)
   Increase in restricted cash for collateral on land lease transaction...............  (120,562)        --
   Net proceeds received for employee stock purchases.................................    48,880     59,530
   Other..............................................................................    (1,033)       955
                                                                                       ---------  ---------
Net cash provided by (used in) financing activities...................................   (72,433)    51,622
                                                                                       ---------  ---------
Net increase (decrease) in cash and cash equivalents..................................   (58,521)    24,500
Effect of exchange rate changes on cash...............................................    (4,630)    (5,349)
Cash and cash equivalents at beginning of period......................................   907,635    763,294
                                                                                       ---------  ---------
Cash and cash equivalents at end of period............................................ $ 844,484  $ 782,445
                                                                                       =========  =========

                            See accompanying notes.

                               BEA SYSTEMS, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

   The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassifications did not change the previously reported operating income
(loss) or net income (loss) amounts. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. ("BEA" or the "Company") Annual Report on Form 10-K for the fiscal year ended January 31, 2001. The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the results for the entire fiscal year ending January 31, 2002.

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

                               BEA SYSTEMS, INC.

  Assessment for impairment of long-lived assets

   The Company periodically assesses the impairment of long-lived assets, including acquired intangibles and goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("FAS 121"). An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

  Investments in equity securities and related party transaction

   As of October 31, 2001 and January 31, 2001, the Company's net equity investments in privately-held companies, including the investment in WebGain, Inc., totaled $29.5 million and $50.9 million, respectively. These investments are accounted for under the cost method, as ownership is less than 20 percent and/or the Company does not have the ability to exercise significant influence over the operations of the investee companies. In accordance with agreements regarding the sale of the Company's investment in WebGain, Inc. to WP Equity Partners, Inc., a related party, the Company recorded a net gain of $17.4 million during the nine months ended October 31, 2001, which is included in interest income (expense) and other, net. The Company regularly reviews its portfolio of equity investments for impairment. During the nine months ended October 31, 2001 and 2000, the Company concluded that declines in value of the portfolio had occurred that were other than temporary. Accordingly, write-downs of these investments of approximately $9.9 million and $21.0 million were recorded in interest income (expense) and other, net for the three and nine months ended October 31, 2001, respectively. Write-downs of these investments of approximately $500,000 and $1.5 million were recorded in interest income (expense) and other, net for the three and nine months ended October 31, 2000, respectively. During the three and nine months ended October 31, 2001 and 2000, the Company derived revenues from several of these companies representing in aggregate less than 1 percent of total revenues.

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

                               BEA SYSTEMS, INC.

accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001, will continue to be amortized through the end of the fiscal year ended January 31, 2002.

   In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption--February 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent that a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired, then the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

   As of the date of adoption of FAS 142 on February 1, 2002, the Company expects to have an unamortized acquired intangible assets balance of approximately $15.8 million and an unamortized goodwill balance of approximately $38.3 million, which includes the estimated amount of assembled workforce to be reclassified to goodwill of approximately $4.1 million, all of which will be subject to the transition provisions of FAS 141 and 142. Transitional impairment losses that may be required to be recognized upon adoption of FAS 141 and 142 are indeterminable at this time.

Note 2. Supplemental Cash Flow Disclosures, Related Party Receivables and Subsequent Event

   During the nine months ended October 31, 2001, the Company sold shares of WebGain, Inc. Series A Preferred Stock to WP Equity Partners, Inc., a related party, in exchange for notes receivable due from WP Equity Partners, Inc. totaling approximately $24.6 million, for which the Company recorded a net gain of $17.4 million. As of October 31, 2001 and January 31, 2001, the balance, including accrued interest, due from WP Equity Partners, Inc. was $76.3 million and $50.0 million, respectively. For the nine months ended October 31, 2001 and 2000, convertible debt holders converted approximately $11.4 million and $10.7 million, respectively, of the 4% Convertible Subordinated Notes due June 15, 2005 ("2005 Notes") into common stock. The value of stock issued in business combinations for the nine months ended October 31, 2001 and 2000 was approximately $14.3 million and $23.2 million, respectively. The Company recorded a tax benefit from stock options of $13.8 million and $0 during the nine months ended October 31, 2001 and 2000, respectively.

   During the quarter ended October 31, 2001, the Company issued an unsecured advance, pursuant to an employment agreement with William T. Coleman III entered into in September 1999, of $5.0 million bearing interest at 7 percent per annum which is included in other current assets. The Company anticipates that the advance will be repaid to the Company no later than October 31, 2002. In November 2001, the Company entered into a new employment agreement with Mr. Coleman and in connection therewith issued a full recourse secured line of credit of $25.0 million to him. No borrowings are outstanding under the line of credit at this date.

   In addition, the Company has notes receivable from two other executives which total $2.1 million and $700,000 as of October 31, 2001 and January 31, 2001, respectively.

                               BEA SYSTEMS, INC.

Note 3. Net Income (Loss) Per Share

   Basic net income (loss) per share is computed based on the weighted average number of shares of the Company's common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company's outstanding common stock and common equivalent shares (stock options and convertible notes), if dilutive. The treasury stock method is used to calculate the dilution effect of stock options. The as-if-converted method is used to calculate the dilution effect of the 2005 Notes and the $550 million 4% Convertible Subordinated Notes due December 15, 2006 ("2006 Notes").

   The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

                                                                     Three months ended   Nine months ended
                                                                         October 31,         October 31,
                                                                     ------------------  ------------------
                                                                       2001      2000      2001      2000
                                                                     --------  --------  --------  --------
Numerator:
   Numerator for basic net income (loss) per share:
       Net income (loss)............................................ $(90,863) $  8,243  $(46,284) $ (1,871)
   Numerator for diluted net income (loss) per share:
       Interest and amortization charges for 2005 Notes, net of
         taxes......................................................       --        80        --        --
                                                                     --------  --------  --------  --------
       Net income (loss) available to common shareholders........... $(90,863) $  8,323  $(46,284) $ (1,871)
                                                                     ========  ========  ========  ========
Denominator:
   Denominator for basic net income (loss) per share:
       Weighted average shares outstanding..........................  398,124   381,283   394,971   375,339
       Weighted average shares subject to repurchase................     (154)     (333)     (111)   (1,226)
                                                                     --------  --------  --------  --------
       Denominator for basic net income (loss) per share,
         weighted average shares outstanding........................  397,970   380,950   394,860   374,113
       Weighted average dilutive potential common shares:
          Options and shares subject to repurchase..................       --     2,120        --        --
          Convertible shares on the 2005 Notes......................       --    47,520        --        --
                                                                     --------  --------  --------  --------
Denominator for diluted net income (loss) per share.................  397,970   430,590   394,860   374,113
                                                                     ========  ========  ========  ========
Basic and diluted net income (loss) per share....................... $  (0.23) $   0.02  $  (0.12) $  (0.01)
                                                                     ========  ========  ========  ========

   The computation of diluted net loss per share for the three months ended October 31, 2001 excludes the impact of options to purchase approximately 43.3 million shares of common stock, approximately 154,000 shares of common stock subject to repurchase, and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

   The computation of diluted net loss per share for the nine months ended October 31, 2001 excludes the impact of options to purchase approximately 41.8 million shares of common stock, approximately 111,000 shares of common stock subject to repurchase, the conversion of the 2005 Notes, which were convertible into 1.2 million shares of common stock, and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

                               BEA SYSTEMS, INC.

   The computation of diluted net income per share for the three months ended October 31, 2000 excludes the impact of the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

   The computation of diluted net loss per share for the nine months ended October 31, 2000 excludes the impact of options to purchase approximately 47.2 million shares of common stock, approximately 1.2 million shares of common stock subject to repurchase, the conversion of the 2005 Notes which were convertible into approximately 1.9 million shares of common stock, and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

Note 4. Business Combinations

   In July 2001, the Company acquired 100 percent of the equity of CrossGain Corporation ("CrossGain") for total consideration of $25.1 million, comprising $10.8 million in cash and $14.3 million in common stock and stock options. Approximately $6.5 million of consideration is contingent upon the continued employment of certain employees. These amounts, if earned, will be recorded as compensation expense. The Company recorded the business combination in accordance with the accounting guidance set out in FAS 141 and 142.

   The cost of acquisition was allocated as follows (in thousands):

       Goodwill................................................. $15,625
       Deferred compensation....................................   6,505
       Intangible assets........................................   4,800
       Net tangible assets......................................   2,080
       Deferred tax liability...................................  (3,922)
                                                                 -------
                                                                 $25,088
                                                                 =======

   The operating results of CrossGain prior to the acquisition were immaterial and would not have materially altered the results of the Company if presented on a pro forma basis. The operating results of CrossGain subsequent to the acquisition date of July 17, 2001 are included in the Company's condensed consolidated statements of operations and comprehensive income (loss).

Note 5. Facilities Consolidation and Other Charges and Subsequent Event

   During the quarter ended October 31, 2001, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. The facilities consolidation charge of $20 million has been calculated using management's best estimates and is based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also includes the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses provided by a commercial real estate brokerage firm retained by the Company. Actual future cash requirements may differ materially from the reserve balance at October 31, 2001, particularly if estimated sublease income is significantly different. As of October 31, 2001, $17.8 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2012.

   Subsequent to October 31, 2001, the Company announced its plan to reduce its workforce by approximately 9 to 10 percent. The Company expects to incur approximately $15.0 million to $20.0 million in total severance charges during the quarter ended January 31, 2002, the substantial majority of which was incurred in November 2001.

                               BEA SYSTEMS, INC.

   The following table provides a summary of the accrued facilities consolidation and other charges (in thousands):

                                              Facilities    Other
                                             Consolidation Charges  Total
                                             ------------- ------- -------
     Accrued at July 31, 2001...............    $    --     $  --  $    --
     Charges accrued during the quarter.....     20,000       666   20,666
     Write-off of leasehold improvements....     (2,152)       --   (2,152)
     Cash payments during the quarter.......         --      (320)    (320)
                                                -------     -----  -------
     Accrued at October 31, 2001............    $17,848     $ 346  $18,194
                                                =======     =====  =======

Note 6. Impairment of Certain Acquired Intangible Assets and Goodwill

   In the third quarter ended October 31, 2001, the Company recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill, $7.1 million of which is included in cost of revenues and $73.0 million of which is included in operating expenses. The acquired intangible assets and goodwill that were impaired originated primarily from the acquisitions of The Theory Center, Inc. ("TTC") in November 1999 and Bauhaus Technologies, Inc. ("Bauhaus") in October 2000.

   During the third quarter, the Company observed indicators that the acquired intangible assets and goodwill from TTC and Bauhaus were impaired and, accordingly, performed an assessment for impairment under FAS 121. During the quarter ended October 31, 2001, the Company made product and strategic changes that significantly decreased the importance and value of the technology acquired from TTC.

   The conclusion of the assessment for impairment under FAS 121 was that the decline in value of the TTC and Bauhaus intangible assets was significant and other than temporary. In accordance with FAS 121, the fair values of the TTC and Bauhaus intangible assets were determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were 39 months for TTC and 51 months for Bauhaus. The discount rates were 30% for TTC and 20% for Bauhaus. The assumptions supporting the estimated future cash flows reflect management's best estimates.

   The impairment charge, measured as the amount by which the carrying amounts exceeded the present value of the estimated future cash flows, was as follows (in millions):

      TTC.......................................................... $64.5
      Bauhaus......................................................  10.0
      Other........................................................   5.6
                                                                    -----
                                                                    $80.1
                                                                    =====

Note 7. Long-Term Restricted Cash

   During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company's San Jose, California headquarters to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence approximately at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $12.1 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease

                               BEA SYSTEMS, INC.

payments will fluctuate from time to time depending on short-term interest rates. The Company has an option to purchase the land at the end of the term of the lease for the lesser of $331 million, the outstanding lease balance, or prior to the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease. As part of the lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $120.6 million as of October 31, 2001. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. The Company must maintain certain covenants, as defined in the lease.

Note 8. Accumulated Other Comprehensive Loss

   The components of accumulated other comprehensive loss are as follows (in thousands):

                                                  October 31, January 31,
                                                     2001        2001
                                                  ----------- -----------
      Foreign currency translation adjustment....   $(3,272)    $(1,175)
      Unrealized loss on available-for-sale
        investments, net of tax..................       (11)       (346)
                                                    -------     -------
      Total accumulated other comprehensive loss.   $(3,283)    $(1,521)
                                                    =======     =======

Note 9. Share Repurchase Program

   In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock. The repurchased shares will be used for general corporate purposes, including the share issuance requirements of the Company's employee stock option and purchase plans. An insignificant number of shares have been repurchased through October 31, 2001.

Note 10. Preferred Stock Rights Plan

   In September 2001, the Board of Directors approved a Preferred Stock Rights Plan which has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Plan, the Company issued a dividend of one right for each share of the Company's common stock, par value of $0.001 per share, held by stockholders of record as of the close of business on October 12, 2001. Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $150.00. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15 percent or more of the Company's common stock while the stockholder rights plan remains in place, the rights will become exercisable, unless redeemed for $0.001 per right, by all rights holders except the acquiring person or group, for shares of the Company or of the third party acquirer having a value of twice the rights' then-current exercise price.

Note 11. Common Stock

   During the nine months ended October 31, 2001, the Company issued $14.3 million of common stock and stock options in connection with the acquisition of CrossGain (see Note 4.), converted $11.4 million of the 2005 Notes, received $28.5 million in proceeds resulting from the exercise of employee stock options, received $17.4 million from purchases under the Company's employee stock purchase plan, and recorded a tax benefit on stock options of $13.8 million.

                               BEA SYSTEMS, INC.

Note 12. Commitments and Contingencies

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

  Employer payroll taxes

   The Company is subject to employer payroll taxes when employees exercise stock options. These payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. For the three and nine months ended October 31, 2001, the Company recorded employer payroll taxes related to stock option exercises of approximately $227,000 and $2.3 million, respectively. For the three and nine months ended October 31, 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $3.1 million and $8.5 million, respectively. Because the Company is unable to predict these employer payroll taxes, the Company is unable to predict what, if any, expense will be recorded in a future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of the financial condition and results of operations of BEA Systems, Inc. ("BEA" or the "Company") should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 2001, and subsequent SEC filings. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential," or "continue," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding future operating results, the extension of computer systems to the Internet, opportunity for expansion of our business, additional acquisitions or licensing of technology, seasonality of orders, continuation of certain products and services accounting for a majority of revenues, continued investment in product development, product releases, growth in markets, consolidation among companies, investing in sales channels and marketing programs, increases in sales and marketing expenses and research and development expenses, devoting substantial resources to product development, expected amortization of goodwill, continuing to make additional acquisitions, satisfaction of cash requirements, the effects of the adoption of new accounting pronouncements, the establishment of product distribution arrangements, the increase in staff and the improvement in financial reporting and controls, the fluctuation of lease payments, the commencement of construction and the obtaining of financing, the evaluation of realizability of deferred tax assets, the costs of abandoning leased facilities and the incurrence of severance charges. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings "Effect of New Accounting Pronouncements" and "Factors That May Impact Future Operating Results," as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date thereof, and BEA assumes no obligation to update any forward-looking statement or risk factors.

Overview

   BEA is a leading provider of application infrastructure software that helps companies of all sizes build e-business systems that extend investments in existing computer systems and provide the foundation for running a successful integrated e-business. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators ("SIs"), independent software vendors ("ISVs") and hardware vendors that are our allies and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, software, airlines, services, retail, manufacturing, package delivery, insurance and government. The BEA WebLogic E-Business Platform(TM) provides application infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on a per-user basis.

   Our core business has been providing application infrastructure for e-business systems and high-volume transaction systems, such as Web-based retail sites, enterprise resource planning ("ERP") systems, inventory systems, telecommunications billing applications, commercial bank ATM networks and account management systems, credit card billing systems, and securities trading account management systems. These Web-based and distributed systems must be highly available, scale to process high transaction volumes and accommodate large numbers of users. As the Internet and e-business continue to develop and become more richly integrated, systems that historically had been strictly internal are now being extended to the Internet, such as ERP, inventory, and sales force automation systems.

   We provide the BEA WebLogic E-Business Platform, which is designed to address this demand and allow companies to quickly connect business processes, link enterprise and e-commerce applications, and share information across the enterprise and the Internet. The BEA WebLogic E-Business Platform combines application server, Web Services, integration, and portal technologies into a powerful single, integrated, standards-based application infrastructure solution. The BEA WebLogic E-Business Platform is currently composed of BEA WebLogic Server(TM), BEA WebLogic Integration(TM) and BEA WebLogic Portal(TM). BEA WebLogic Server is the market-leading web application server, providing J2EE services to Web-based applications and also supporting Web services. Web Services are a set of software components that allow companies to share applications, business logic, and syndication services from multiple sources without having to develop the applications themselves or "hard wire" connections to trading partners who host these applications. BEA WebLogic Server 6.1 seamlessly bridges J2EE and Web Services by enabling developers to automatically deploy Enterprise JavaBeans ("EJBs") as Web Services with no additional programming. BEA WebLogic Server 6.1, which became generally available in July 2001, supports key Web Services standards, including Simple Object Access Protocol ("SOAP"), Web Services Description Language ("WSDL") and Universal Description, Discovery and Integration ("UDDI"). BEA WebLogic Integration, which became generally available in July 2001, supports standards such as J2EE Connection Architecture ("J2EE CA"), ebXML, RosettaNet, and Java Messaging Services, bringing a standards-based approach to the integration market. BEA WebLogic Integration is the industry's first offering that delivers application server, enterprise application integration ("EAI"), data integration, business process management, and B2B integration functionality. BEA WebLogic Portal, which became generally available in October 2001, includes portal technologies, user tools, and partner applications to more easily and cost-effectively deploy e-business portals for employees, customers, partners and suppliers. This framework technology makes it possible for an enterprise to deploy all applications with a common, personalized interface for customers, partners and employees, simplifying and improving their experience while lowering administrative costs and centralizing customer utilization information. BEA WebLogic Portal is based on BEA WebLogic Server and includes an extensive set of features and enabling technologies, including portal configuration tools, a rules-based entitlement engine, reusable presentation software components, and a standards-based framework that supports J2EE CA and Web Services.

   Seasonality. As is common in the software industry, we believe that our fourth quarter orders have in the past been favorably impacted by a variety of factors, including year-end capital purchases by large corporate customers and the commission structure for our sales force. This increase typically results in first quarter customer orders being lower than orders received in the immediately preceding fourth quarter. We anticipate that this seasonal impact on the first quarter is likely to continue. However, it is likely that seasonal patterns will be disrupted by the current slowdown in the economy generally and IT spending. In particular we believe that given this slowdown, the favorable impact, if any, of these factors on our fiscal 2002 fourth quarter may be less than in the past. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Impact Future Operating Results--Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts' or investors' expectations and may result in a decline in our stock price."

   Investment in Distribution Channels. In August 2000, we announced a major planned investment in expansion of our indirect distribution network through stronger relationships with SIs, ISVs, application service providers ("ASPs"), system platform companies, and distributors. These investments have resulted in an increase in expenses, especially in sales and marketing. Although we have invested in our direct and indirect distribution channels more slowly in response to economic conditions, we expect that we will increase our investment in the future in anticipation of economic recovery.

   Service Revenues as a Percentage of Total Revenues. Since the quarter ended April 30, 2000, consulting revenues as a percentage of total revenues have declined as a percentage of revenues. In early 2000, we believed that our customer base was in the process of transitioning to mission-critical applications based on Java, EJB, and CORBA programming models, but that customers and consultants typically did not have sufficient numbers of system architects and application developers experienced in building large, reliable systems on these programming models. Although our long-term strategy was to partner with SIs to provide these services to customers and to train customers' information technology departments, we adopted a temporary strategy of providing these consulting services ourselves. We believed that by providing our customers with additional services, especially in architecting, building and deploying Java, EJB and CORBA systems, we could help facilitate customers' deployment of systems based on our platform products. An important element of our strategy of investing in an indirect distribution channel, announced in Summer 2000, is to supplement our service offerings through relationships with SIs and other strategic partners, allowing us to focus on architecture services and increase the number of projects available for licensing our products through SIs' application development efforts. As a result of this strategy, we and our partners have trained 9,000 developers on our technologies since August 2000. In addition, we believe that our customer base has increased the number of developers skilled in Java, EJB and CORBA technologies. Due to the increased number of trained developers at partners and customers, as well as decreased demand for consulting services due to both the economic slowdown and the increase in customer capabilities, consulting revenues as a percentage of total revenues have decreased since the April 30, 2000 quarter and have decreased in dollars every quarter since the July 2000 quarter. We intend to continue investing in these indirect distribution channel programs. Investment in these efforts results in immediate expenses, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect our operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

   Product Development. In the first three quarters of fiscal 2002, we continued to invest in product development, including in the areas of integration, portal, Web services, development tools, and new features of our BEA WebLogic Server. Our planned investment in product development and enhancements may affect our anticipated overall financial results, particularly research and development expense as a percentage of total revenues, and may create product transition concerns in our customer base. In addition, investment in these projects results in an immediate increase in expenses, especially in research and development, although the return on such investment, if any, is not anticipated to occur until future periods. These expenses adversely affect our operating results in the short-term, and also in the long-term if the anticipated benefits of such investments do not materialize.

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

   Employer Payroll Taxes. We are subject to employer payroll taxes when employees exercise stock options. These payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees' taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. Employer payroll tax expense incurred by us resulting from employee exercises of stock options totaled $3.1 million and $8.5 million, respectively, for the three and nine months ended October 31, 2000 and $227,000 and $2.3 million, respectively, for the three and nine months ended October 31, 2001. Because we are unable to predict how many stock options will be exercised, at what price and in which country, we are unable to predict what, if any, expense will be recorded in a future period.

Results of Operations

  Three and nine months ended October 31, 2001 and 2000

   Revenues

   Our revenues are derived from fees for software licenses, and services, which includes customer support, education and consulting. Total revenues decreased 2.0 percent to $219.6 million in the quarter ended October 31, 2001 from $224.0 million in the same quarter of the prior fiscal year. Total revenues increased 32.1 percent to $744.6 million in the nine months ended October 31, 2001 from $563.7 million in the same period of the prior fiscal year. The decrease in revenues in the third quarter of fiscal 2002 compared to the same quarter in the prior fiscal year is due to the economic downturn and the effects of terrorist activities. The growth for the nine months ended October 31, 2001 compared to the same period in the prior fiscal year reflects significant increases in sales of our WebLogic(R) products and growth in our customer support revenues.

   License Revenues. License revenues decreased 1.2 percent to $126.6 million in the quarter ended October 31, 2001 from $128.2 million in the same quarter of the prior fiscal year. License revenues increased 44.8 percent to $460.0 million in the nine months ended October 31, 2001 from $317.6 million in the same period of the prior fiscal year. The quarter on quarter decrease is due to the economic downturn and the effects of the terrorist activities. The increase over the nine month period was mainly due to the continued adoption of our BEA WebLogic Server as well as the adoption of other products in our WebLogic E-Business Platform, expansion of our direct sales force, introduction of new products and new versions of existing products, and expansion of our partner programs. License revenues as a percentage of total revenues increased from
57.2 percent in the third quarter of fiscal 2001 to 57.7 percent in the third quarter of fiscal 2002 and increased from 56.3 percent in the nine months ended October 31, 2000 to 61.8 percent in the nine months ended October 31, 2001. This percentage increase was attributable to increased sales of software licenses and a decline in consulting service revenues, offset by increases in support revenues.

   Service Revenues. Service revenues decreased 2.9 percent to $93.0 million in the quarter ended October 31, 2001 from $95.8 million in the same quarter of the prior fiscal year. Service revenues increased 15.6 percent to $284.5 million in the nine months ended October 31, 2001 from $246.1 million in the same period of the prior fiscal year. The increase in revenues for the nine months ended October 31, 2001 compared to the same period in the prior fiscal year was mainly attributable to the growth in the customer support portion of our service business. Support revenues increased to $62.2 million for the quarter ended October 31, 2001 from $37.8 million in the same quarter of the prior fiscal year. Support revenues also increased to $173.5 million in the nine months ended October 31, 2001 from $90.4 million in the same period of the prior fiscal year. This was driven by maintenance renewals on our existing installed base of software licenses as well as new maintenance contracts sold together with our increased sales of software licenses. Service revenues as a percentage of total revenues decreased from 42.8 percent in the third quarter of fiscal 2001 to 42.3 percent in the third quarter of fiscal 2002 and decreased from 43.7 percent in the nine months ended October 31, 2000 to 38.2 percent in the nine months ended October 31, 2001, as we executed our strategy to increase our focus on using strategic partners to provide services related to the deployment and use of our software products. As a result of the increased focus on strategic partners and the impact of the general worldwide economic slowdown and terrorist activities, we experienced a slowdown in the growth rate of our service revenues, particularly revenue derived from our lower margin consulting services. Consulting and education revenues decreased to $30.8 million for the quarter ended October 31, 2001 from $58.0 million in the same quarter of the prior fiscal year. Consulting and education revenues also decreased to $111.0 million in the nine months ended October 31, 2001 from $155.7 million in the same period of the prior fiscal year.

   International Revenues. International revenues accounted for $112.0 million or 51.0 percent of total revenue in the quarter ended October 31, 2001 compared with $91.0 million or 40.6 percent in the same quarter of the prior fiscal year. The increase in international revenue as a percentage of total revenue is due to reduced revenue in the U.S. in the quarter ended October 31, 2001 as a result of terrorist activities. For the nine months ended October 31, 2001 and 2000, international revenues accounted for $342.8 million or 46.0 percent of total revenues and $232.9 million or 41.3 percent of total revenues, respectively. Revenues from the European, Middle East and Africa region ("EMEA") and Asia/Pacific region ("APAC") increased in the third quarter of fiscal 2002 to $70.9 million and $34.4 million, respectively, from $60.4 million and $28.0 million in the same quarter of the prior fiscal year. For the nine months ended October 31, 2001, revenues from EMEA and APAC increased to $224.9 million and $99.7 million, respectively, from $163.2 million and $63.6 million, respectively, in the same period of the prior fiscal year. Revenues from EMEA represented 32.3 percent of total revenues in the third quarter of fiscal 2002, compared with 27.0 percent in the same quarter of the prior fiscal year. For the nine months ended October 31, 2001 and 2000, revenues for EMEA represented 30.2 percent and 29.0 percent, respectively, of total revenues. Revenues from APAC represented 15.7 percent of total revenues in the third quarter of fiscal 2002, compared with 12.5 percent in the same quarter of the prior fiscal year. For the nine months ended October 31, 2001 and 2000, revenues for APAC represented 13.4 percent and 11.3 percent, respectively, of total revenues.

  Cost of Revenues

   Total cost of revenues decreased 14.5 percent to $60.8 million in the quarter ended October 31, 2001 from $71.0 million in the same quarter of the prior fiscal year. Total cost of revenues decreased 2.4 percent to $183.3 million in the nine months ended October 31, 2001 from $187.8 million in the same period in the prior fiscal year. Total cost of revenues as a percentage of total revenues decreased from 31.7 percent in the quarter ended October 31, 2000 to 27.7 percent in the quarter ended October 31, 2001. For the nine months ended October 31, 2001 total cost of revenues as a percentage of total revenues decreased to 24.6 percent from 33.3 percent in the same period in the prior fiscal year. These decreases were primarily due to decreases in our lower margin consulting service revenues. As a result, service revenues have decreased as a percentage of total revenues and also consulting revenues have decreased as a percentage of total service revenues. A decrease in amortization charges included in cost of revenues also contributed to the decrease in cost of revenues as a percentage of total revenues. These decreases were offset by additional expenses from the impairment of acquired intangible assets in the quarter ended October 31, 2001.

   Cost of Licenses. Cost of licenses includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. Cost of licenses decreased by $335,000 to $4.6 million in the quarter ended October 31, 2001 from $4.9 million in the same quarter of the prior fiscal year. Cost of licenses increased by $3.1 million to $16.3 million in the nine months ended October 31, 2001 from $13.2 million in the same period in the prior fiscal year. Cost of licenses represented 3.6 percent and 3.8 percent of license revenues in the third quarter of fiscal 2002 and 2001, respectively. For the nine months ended October 31, 2001 and 2000, cost of licenses represented 3.5 percent and 4.1 percent, respectively, of license revenues. These decreases as a percentage of revenues are primarily due to a decline in third party royalties and license fees.

   Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services decreased 23.7 percent to $42.5 million in the quarter ended October 31, 2001 from $55.7 million in the same quarter of the prior fiscal year. For the nine months ended October 31, 2001, cost of services decreased 2.1 percent to $140.9 million from $144.0 million in the same period in the prior fiscal year. Cost of services represented 45.7 percent and 58.1 percent of service revenues in the third quarters of fiscal 2002 and 2001, respectively. For the nine months ended October 31, 2001 and 2000, cost of services represented 49.5 percent and 58.5 percent, respectively, of service revenues. Cost of services in absolute dollars and as a percentage of service revenues has decreased due to a higher mix of higher margin support revenues versus lower margin consulting and education revenues. Consulting and education revenues were 33.1 percent of total service revenues for the quarter ended October 31, 2001, down from 60.5 percent in the same quarter of the prior fiscal year. For the nine months ended October 31, 2001 and 2000, consulting and education revenues were 39.0 percent and 63.2 percent, respectively, of service revenues.

   Amortization of Certain Acquired Intangible Assets included in Cost of Revenues. The amortization of certain acquired intangible assets, consisting primarily of developed technology, non-compete agreements, assembled workforce, customer lists, trademarks and trade names, totaled $6.6 million and $10.4 million in the third quarter of fiscal 2002 and 2001, respectively. For the nine months ended October 31, 2001 and 2000, amortization of certain acquired intangible assets decreased to $19.0 million from $30.6 million, respectively. These decreases were primarily due to a portion of our acquired intangible assets becoming fully amortized in fiscal 2001. In the future, amortization expense associated with intangible assets recorded prior to October 31, 2001 is currently expected to total approximately $7.0 million for fourth quarter of fiscal 2002 and $14.1 million, $1.6 million and $129,000 for the fiscal years ending January 31, 2003, 2004 and 2005, respectively. The expected amortization subsequent to January 31, 2002 excludes assembled workforce amortization which will no longer be amortized effective February 1, 2002 (see Effect of New Accounting Pronouncements below). We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate in remaining useful lives, if any, could result in increased amortization expense in future periods.

  Operating Expenses

   Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses increased 5.4 percent to $93.6 million in the third quarter of fiscal 2002 from $88.8 million in the same quarter of the prior fiscal year. In addition, sales and marketing expenses increased 30.8 percent to $306.8 million in the nine months ended October 31, 2001 from $234.5 million in the same period of the prior fiscal year. These increases were due to the expansion of our sales force and an increase in marketing personnel and advertising campaigns to build brand awareness. Sales and marketing expenses increased as a percentage of total revenues to 42.6 percent in the third quarter of fiscal 2002 from 39.7 percent in the third quarter of fiscal 2001 and decreased to 41.2 percent in the nine months ended October 31, 2001 from 41.6 percent in the nine months ended October, 31, 2000.

   Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. Total expenditures for research and development increased 27.4 percent to $29.7 million in the third quarter of fiscal 2002 from $23.3 million in the same quarter of the prior fiscal year. Research and development expenses also increased 42.3 percent to $90.7 million in the nine months ended October 31, 2001 from $63.7 million in the same period of the prior fiscal year. These increases were due to an increase in product development personnel and expenses associated with the development and release of several new products and product versions. Research and development expenses represented 13.5 percent and 10.4 percent of total revenues in the third quarter of fiscal 2002 and 2001, respectively. For the nine months ended October 31, 2001 and 2000, research and development expenses represented 12.2 percent and 11.3 percent of total revenues, respectively. We believe that a significant level of research and development is required to remain competitive and expect to continue to commit substantial resources to product development and engineering in future periods.

   General and Administrative. General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions. General and administrative expenses increased 19.8 percent to $19.0 million in the third quarter of fiscal 2002, up from $15.8 million in the same quarter of the prior fiscal year. For the nine months ended October 31, 2001, general and administrative expenses increased 45.2 percent to $57.1 million up from $39.3 million from the same period of the prior fiscal year. These increases were due to the expansion of our infrastructure, including information systems and associated expenses necessary to manage our growth. General and administrative expenses represented 8.6 percent and 7.1 percent of total revenues in the third quarter of fiscal 2002 and 2001, respectively. For the nine months ended October 31, 2001 and 2000, general and administrative expenses represented 7.7 percent and 7.0 percent of total revenues, respectively.

   Amortization of Goodwill. Amortization of goodwill decreased in the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001, due to certain goodwill balances becoming fully amortized during fiscal 2002. Amortization of goodwill totaled $11.8 million and $16.0 million in the third quarters of fiscal 2002 and 2001, respectively. For the nine months ended October 31, 2001 and 2000, amortization of goodwill totaled $43.0 million and $42.5 million, respectively. In the future, amortization of goodwill balances recorded prior to July 1, 2001 is currently expected to total approximately $3.4 million for the fourth quarter of fiscal 2002. Commencing February 1, 2002, amortization of the net goodwill balance recorded as of January 31, 2002 will cease in accordance with Statement of Financial Accounting Standards No. 142 (see Effect of New Accounting Pronouncements below).

   Acquisition Related Charges. In connection with the acquisition of The Workflow Automation Corporation in the first quarter of fiscal 2001, we acquired and expensed the cost of a number of research projects that were in process on the acquisition date, which amounted to $2.2 million.

   Other Charges

   Facilities Consolidation and Other Charges. During the quarter ended October 31, 2001, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. The facilities consolidation charge of $20.0 million has been calculated using management's best estimates and is based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also includes the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses provided by a commercial real estate brokerage firm retained by the Company. Actual future cash requirements may differ materially from the reserve balance at October 31, 2001, particularly if estimated sublease income is significantly different. As of October 31, 2001, $17.8 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2012.

   Subsequent to October 31, 2001, the Company announced its plan to reduce its workforce by approximately 9 to 10 percent. The Company expects to incur approximately $15.0 million to $20.0 million in total severance charges during the quarter ended January 31, 2002, the substantial majority of which was incurred in November 2001.

   The following table provides a summary of the accrued facilities consolidation and other charges (in thousands):

                                                Facilities    Other
                                               Consolidation Charges  Total
                                               ------------- ------- -------
   Accrued at July 31, 2001...................    $    --     $  --  $    --
   Charges accrued during the quarter.........     20,000       666   20,666
   Write-off of leasehold improvements........     (2,152)       --   (2,152)
   Cash payments during the quarter...........         --      (320)    (320)
                                                  -------     -----  -------
   Accrued at October 31, 2001................    $17,848     $ 346  $18,194
                                                  =======     =====  =======

   Impairment of Certain Acquired Intangible Assets and Goodwill. In the third quarter ended October 31, 2001, the Company recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill, $7.1 million of which is included in cost of revenues and $73.0 million of which is included in operating expenses. The acquired intangible assets and goodwill that were impaired primarily originated from the acquisitions of The Theory Center, Inc. ("TTC") in November 1999 and Bauhaus Technologies, Inc. ("Bauhaus") in October 2000.

   During the third quarter, the Company observed indicators that the acquired intangible assets and goodwill from TTC and Bauhaus were impaired and, accordingly, performed an assessment for impairment under FAS 121. During the quarter ended October 31, 2001, the Company made product and strategic changes that significantly decreased the importance and value of the technology acquired from TTC.

   The conclusion of the assessment for impairment under FAS 121 was that the decline in value of the TTC and Bauhaus intangible assets was significant and other than temporary. In accordance with FAS 121, the fair values of the TTC and Bauhaus intangible assets were determined based on discounted future cash flows for the operating entities that had separately identifiable cash flows. The cash flow periods used were 39 months for TTC and 51 months for Bauhaus. The discount rates were 30% for TTC and 20% for Bauhaus. The assumptions supporting the estimated future cash flows reflect management's best estimates.

   The impairment charge, measured as the amount by which the carrying amounts exceeded the present value of the estimated future cash flows, was as follows (in millions):

       TTC........................................................ $64.5
       Bauhaus....................................................  10.0
       Other......................................................   5.6
                                                                   -----
                                                                   $80.1
                                                                   =====

   Interest Income (Expense) and Other, Net

   Interest income (expense) and other, net decreased 201.9 percent to $(6.2) million in the third quarter of fiscal 2002, down from $6.1 million in the same quarter of the prior fiscal year. For the nine months ended October 31, 2001, interest income (expense) and other, net decreased 25.6 percent to $11.7 million, down from $15.8 million for the same period of the prior fiscal year.

   The following table provides a summary of the items included in interest income (expense) and other, net (in millions):

                                                     Three       Three       Nine        Nine
                                                    Months      Months      Months      Months
                                                     Ended       Ended       Ended       Ended
                                                  October 31, October 31, October 31, October 31,
                                                     2001        2000        2001        2000
                                                  ----------- ----------- ----------- -----------
Interest income..................................    $11.9       $10.4      $ 36.7      $ 32.0
Interest expense.................................     (5.4)       (5.6)      (16.7)      (17.2)
Write-down of equity investments, net of gains...     (9.9)       (0.5)       (3.6)       (1.5)
Net other income (expense).......................     (2.8)        1.8        (4.7)        2.5
                                                     -----       -----      ------      ------
Total interest income (expense) and other, net...    $(6.2)      $ 6.1      $ 11.7      $ 15.8
                                                     =====       =====      ======      ======

   The increase in interest income for both the quarter and nine months ended October 31, 2001 over the same periods in the prior fiscal year is due to an increase in the balance of funds invested, offset by lower returns on these investments. The net gain of $17.4 million recorded by us in the nine months ended October 31, 2001 is in accordance with agreements regarding the sale of our investment in WebGain, Inc. ("WebGain") to WP Equity Partners, Inc., a related party.

   Provision for Income Tax

   We have provided an income tax benefit of $4.3 million and income tax expense of $6.9 million for the third quarter of fiscal 2002 and 2001, respectively. For the nine months ended October 31, 2001 and 2000, we have provided for income tax expense of $28.0 million and $11.4 million, respectively. Excluding the impact of impairment charges of certain acquired intangible assets and goodwill, the effective tax rate for the first nine months of fiscal 2002 is 46 percent, which is greater than the U.S. federal statutory rate of 35 percent primarily due to non-deductible goodwill amortization, partially offset by the benefits of low taxed foreign earnings. No income tax benefit has been recorded on impairment charges of certain acquired intangible assets and goodwill recorded in the quarter. The income tax expense provided for the nine months ended October 31, 2000 consisted primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits.

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

Liquidity and Capital Resources

   Cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $987.0 million, which increased from $940.9 million at January 31, 2001.

   Cash generated from operating activities rose to $177.6 million in the nine months ended October 31, 2001, compared with $142.3 million in the same period in the prior fiscal year. The increase was primarily due to net income excluding non-cash charges, which increased from $85.4 million in the nine months ended October 31, 2000 to $139.7 million in the same period in the current fiscal year, an increase of $54.3 million. This increase was partially offset by an $18.6 million decrease in cash generated from changes in operating assets and liabilities. Changes in operating assets and liabilities provided $35.7 million of cash in the nine months ended October 31, 2001 versus $54.3 million in the same period in the prior fiscal year.

   Investing activities used $163.7 million of cash during the nine months ended October 31, 2001, compared with $169.4 million of cash used in the same period of the prior fiscal year. Cash used for investing activities in the nine months ended October 31, 2001 was primarily for net purchases of short-term investments of $106.6 million and capital expenditures of $44.2 million. Cash used for investing activities in the nine months ended October 31, 2000 was primarily for strategic acquisitions and equity investments in privately-held companies amounting to an aggregate of $101.9 million, capital expenditures of $29.5 million and net purchases of short-term investments of $37.6 million.

   We used $72.4 million of cash in financing activities in the nine months ended October 31, 2001, compared with $51.6 million of cash generated in the same period in the prior fiscal year. Cash used in financing activities in the nine months ended October 31, 2001 primarily related to the increase in restricted cash of $120.6 million, which was offset by proceeds of $48.9 million received from employee stock purchases and stock option exercises. The primary source of cash from financing activities in the nine months ended October 31, 2000 was proceeds of $59.5 million received from employee stock purchases and stock option exercises.

   As of October 31, 2001, our outstanding short and long-term obligations were $555.9 million, down from $577.4 million at January 31, 2001. At October 31, 2001, our outstanding obligations consisted of $550.0 million of convertible notes and $5.9 million of other short-term and long-term obligations. At January 31, 2001, our outstanding obligations consisted of $561.4 million of convertible notes and $16.0 million of other short-term and long-term obligations.

   During the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California headquarters to construct additional corporate offices and research and development facilities. The lease has an initial term of five years with renewal options. Rent obligations commence approximately at the beginning of the third year. The total approximate minimum lease payments for the next five years are currently estimated to be approximately $0 in fiscal 2002 and 2003 and $12.1 million in fiscal 2004, 2005 and 2006, respectively. The minimum lease payments will fluctuate from time to time depending on short-term interest rates. We have an option to purchase the land at the end of the term of the lease for the lesser of $331 million, the outstanding lease balance, or prior to the end of the lease, to arrange for the sale of the property to a third party with us retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $328.7 million if the sales price is less than this amount, subject to certain provisions of the lease. As part of the lease agreement, we must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease which was $120.6 million as of October 31, 2001. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. We must maintain certain covenants, as defined in the lease.

   We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through October 31, 2002. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financings to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

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

   As of the date of adoption of FAS 142 on February 1, 2002, we expect to have an unamortized acquired intangible assets balance of approximately $15.8 million and an unamortized goodwill balance of approximately $38.3 million, which includes the reclassification of assembled workforce to goodwill of approximately $4.1 million, all of which will be subject to the transition provisions of FAS 141 and 142. Transitional impairment losses that will be required to be recognized upon adoption of FAS 141 and 142 are indeterminable at this time.

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

  Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts' or investors' expectations and may result in a decline in our stock price

   Although we have experienced significant revenue growth in recent years, this growth rate has declined substantially in recent quarters. In the quarter ended October 31, 2001, our revenues declined. In addition, in our second quarter earnings release in August 2001 and again in our third quarter earnings announcements in November 2001, we revised downward our financial guidance for revenue and earnings for the remainder of fiscal 2002. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks from March 2000 through the present.

   We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

  . recent adverse economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of recent terrorist activities and related military and security actions, which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

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

  .  any slowdown in use of the Internet for business or commerce;

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

   A material portion of our revenues has been derived from large orders, as major customers deployed our products. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. The majority of our revenue originates from a large number of small orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, recent adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of recent terrorist activities and related military and security actions, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. This risk is particularly relevant with respect to large customer orders which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like us, sell enterprise-wide software solutions, have recently announced that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

  Recent terrorist activities and related military and security operations could adversely affect our revenues and operations

   As a result of the recent terrorist activities and related military and security operations, economic activity throughout the United States and much of the world was substantially disrupted. This significantly adversely impacted our operations and our ability to generate revenues. Any future terrorist activities or any continued military or security operations involving the U.S. could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, and deferrals, reductions or cancellations of customer orders for our products and services.

  If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

   The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and Hewlett-Packard and database vendors such as Oracle. In addition, Microsoft has released products that include some application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems. In addition, certain application vendors, integration vendors and other companies are developing or offering application server, integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Finally, internal development groups within prospective customers' organizations may develop software and hardware systems that may substitute for those that we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we.

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

  Our revenues are derived primarily from two main products and related services, and a decline in demand or prices for either products or services could substantially adversely affect our operating results

   We currently derive the majority of our license and service revenues from BEA WebLogic, BEA Tuxedo(R) and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our consulting services. This trend may continue, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. If this trend reverses, it may adversely affect our overall operating margins since our services revenue margins are lower than our product revenue margins. In addition, as we introduce new versions of our two main products, such as BEA Tuxedo and WebLogic Server, any delay or failure of such new versions to gain market acceptance among new and existing customers would have an adverse affect on our revenues and other operating results.

  The seasonality of our sales typically adversely affects our revenues in our first fiscal quarter

   As is common in the software industry, we believe that our fourth quarter orders have in the past been favorably impacted by a variety of factors, including year-end capital purchases by larger corporate customers and the commission structure for our sales force. This increase typically results in first quarter customer orders being lower than orders received in the immediately preceding fourth quarter. We anticipate that this seasonal impact on our first quarter is likely to continue. We also believe that given the current economic slowdown and reductions in IT spending, the favorable impact, if any, of these factors on our fiscal 2002 fourth quarter may be significantly less than in the past.

  Changes in accounting regulations could cause us to defer recognition of revenue or recognize lower revenue and profits

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

   In addition, we already rely on formal and informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long term relationship with these third parties, and that these third parties will not successfully meet the needs of our customers.

  It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

   We were incorporated in January 1995 and therefore we have a relatively limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic, a software product that we acquired in September 1998, and from BEA Tuxedo, a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic and Tuxedo. We have also acquired a number of additional businesses, technologies and products. Our limited operating history and the need to continue to integrate a number of separate and independent business operations subject our business to numerous risks. At October 31, 2001, we had an accumulated deficit of approximately $232.2 million. In addition, in connection with certain acquisitions completed prior to October 31, 2001, we recorded approximately

$528.5 million as intangible assets and goodwill of which approximately $464.0 million has been amortized as of October 31, 2001. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses, particularly in light of recent changes in regulations governing how we account for such transactions. See below "If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase." If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to expense such assets sooner than we expect. Although we first reported a net profit under generally accepted accounting principles in the second quarter of fiscal 2001, we reported a net loss under generally accepted accounting principles for the quarter ended October 31, 2001, due in part to the asset impairment charges discussed above. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, there can be no assurance that we will again become, or continue to be, profitable in any future period.

  If we are required to remit significant payroll taxes it will have an adverse impact on our future financial results

   When our employees exercise certain stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee's taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material. However, because we are unable to predict the number, price or country of exercises during any particular period, we cannot predict the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

  The price of our common stock may fluctuate significantly

   The market price for our common stock may be affected by a number of factors, including developments in the Internet, software or technology industry, general market conditions, further terrorist activities and related military actions, and other factors, including factors unrelated to our operating performance or our competitors' operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of BEA and many such companies from March 2000 through the present. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

  If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

   The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Portal and WebLogic Integration products) that keep pace with technological and market developments and emerging industry standards. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners' ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions, result in negative publicity or loss of reputation regarding us and our products and services and adversely affect our revenues and other operating results.

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

   On June 29, 2001, the Financial Accounting Standards Board ("FASB") eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA's cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisitions could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("FAS 142") that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. Effective as of February 1, 2002, we will be required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. We cannot predict whether we will be required to take a charge for any such impairment for past acquisitions under FAS 142, as well as whether we would be required to take such a charge under the appropriate pre-FAS 142 accounting principles prior to February 1, 2002. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $64.5 million at October 31, 2001, so if we are required to take such additional impairment charges, the amounts could be material to our results of operations.

  The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

   Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multimillion dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn has also contributed to increasing our sales cycle, and there is a risk this will continue or worsen. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

  Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

   It is possible that third parties, including competitors or our technology partners, could claim our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret and patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages or settlement amounts, cease offering any subject technology or products altogether or require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

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

  Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

   International revenues accounted for 46.0 percent and 41.3 percent of our consolidated revenues for the nine months ended October 31, 2001 and 2000, respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining U.S. accounting standards, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business. In particular, BEA is periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on the Company. It is possible, however, that future audits could result in significant assessments for transfer taxes, payroll taxes or other taxes which could adversely effect our operating results. General economic and political conditions in these foreign markets may also impact our international revenues. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

  If we are unable to manage growth, our business will suffer

   Until last quarter we had experienced a period of rapid and substantial growth that placed, and if such growth were renewed would again place, a strain on our administrative and operational infrastructure, particularly in view of our recent workforce reduction announced in November 2001. We have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 3,370 employees in 96 offices in 34 countries at October 31, 2001. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls; reporting systems and procedures; and information technology infrastructure. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

  We have a high debt balance, large interest obligations and a real estate leasing structure which could result in substantial expenses

   At October 31, 2001, we had approximately $550.0 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

   In connection with a lease transaction for real estate in San Jose, California, we have restricted approximately $120.6 million out of our total cash, cash equivalents and investment securities as of October 31, 2001, as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. We currently anticipate that, commencing in fiscal 2004, we will be required under this real estate transaction to make annual lease payments of approximately $12.1 million, which will fluctuate from time to time depending on short-term interest rates. If we determine to delay the construction of corporate offices and research and development facilities on this real estate, we may also be required to begin recognizing rent expense prior to fiscal 2004. In addition, in the event that it became probable that the value of the property at the end of the lease term would be less than the residual value of up to $328.7 million guaranteed by us, the deficiency would be expensed over the remaining term of the lease which expires in fiscal 2006. Moreover, if the Company determines to abandon, completely or in part, the construction, this could result in a material charge to earnings.

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

  If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop new products and increase revenue

   We believe our future success will depend upon our ability to attract and retain highly skilled personnel including our founders, Alfred S. Chuang and Messrs. William T. Coleman III, and other key members of management. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

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

  Our investments in development-stage companies involve a number of risks and uncertainties

   We have invested in development-stage companies. Each of these investments involves risks and uncertainties, including:

  .  diversion of management attention from our core business;

  . failure to leverage our relationship with these companies to access new technologies and new markets;

  . inability to value investments appropriately or to predict changes to the future value of investments;

  .  inability to manage investments effectively; and

  .  loss of cash invested.

   During the nine months ended October 31, 2001, we recorded a charge to earnings of $21.0 million related to impaired assets acquired as part of our development stage company investment program. We have an investments balance of $29.5 million at October 31, 2001, and there is a risk that such investments may also become impaired, particularly in view of the difficulties many such companies have had in raising additional capital in the current unfavorable economic climate.

  We recently adopted a preferred stock rights plan which has anti-takeover effects

   We recently entered into a preferred stock rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Foreign Exchange

   BEA's revenues originating outside the United States were 51.0 percent and
40.6 percent of total revenues in the third quarter of fiscal 2002 and 2001, respectively, and 46.0 percent and 41.3 percent of total revenues in the nine months ended October 31, 2001 and 2000, respectively. The only geographic sub-region outside of the United States with revenues greater than 10 percent of total revenues in the three months ended October 31, 2001 was the United Kingdom with $22.0 million or 10.0 percent of total. International revenues from each geographic sub-region were less than 10 percent of total revenues in the nine months ended October 31, 2001 and the three months ended October 31, 2000. The only geographic sub-region outside of the United States with revenues greater than 10 percent of total revenues in the nine months ended October 31, 2000 was the United Kingdom with $58.8 million or 10.4 percent of total revenues. International sales were made mostly from the Company's foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

   The Company uses derivative instruments to manage exposures to foreign currency. The Company's objectives in holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

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

   The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European and Asian currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. The Company does not use foreign currency contracts for trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income (expense) and other, net. Net losses resulting from foreign currency transactions were approximately $526,000 for the third quarter in fiscal 2002 and $1.3 million for the nine months ended October 31, 2001.

   The Company's outstanding forward contracts as of October 31, 2001 are presented in the table below. This table presents the notional amount in U.S. dollars using the spot exchange rate in October 2001 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 30 days or less as of October 31, 2001.

                                                                    Notional
                                                                    Weighted
                                                                    Average
                                                        Notional    Exchange
                                                         Amount       Rate
                                                     -------------- ---------
                                                     (in thousands)
   Functional Currency--U.S. Dollar
   Euros............................................    $145,200        1.117
   British pounds...................................       9,300        0.683
   Japanese yen.....................................      18,000      120.198
   Swedish krona....................................      38,600       10.643
   Canadian dollars.................................      16,500        1.561
   Korean won.......................................       9,400    1,296.335
   Australian dollars...............................       1,800        1.926
   Mexican pesos....................................       1,000        9.480
   Israeli shekels..................................       1,100        4.304
   Brazilian reals..................................       2,600        2.630
   Singapore dollar.................................       1,300        1.774
   Swiss francs.....................................       1,000        1.664
   Norwegian kron...................................         400        8.999
                                                        --------
      Total.........................................    $246,200
                                                        --------
   Functional Currency--EURO
   British pounds...................................      17,800        0.665
   Swiss francs.....................................       4,400        1.627
   Norwegian kron...................................       2,900        8.720
   Swedish krona....................................       2,700       10.470
   Israeli shekels..................................       3,100        4.152
                                                        --------
      Total.........................................    $ 30,900
                                                        --------
      Grand total...................................    $277,100
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

   The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS 115"). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as "available-for-sale" under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of October 31, 2001, the average holding period until maturity of the Company's cash equivalents, restricted cash and short-term investments was approximately 22 days. The table below presents the principal amount and related weighted average interest rates for the Company's investment portfolio. Short-term investments are all in fixed rate instruments.

   Table of investment securities (in thousands) at October 31, 2001:

                                                                    Average
                                                                    Interest
                                                         Fair Value   Rate
                                                         ---------- --------
   Cash equivalents..................................... $  844,484   2.57%
   Short-term investments (0-1 year)....................    142,539   2.72%
   Short-term restricted cash (0-1 year)................      6,903   2.89%
   Long-term restricted cash (1-5 years)................    120,562   2.92%
                                                         ----------
   Total cash and investment securities................. $1,114,488
                                                         ==========

   The Company is exposed to changes in short-term interest rates through a lease that the Company entered into on February 13, 2001, which includes a variable short-term interest rate based on LIBOR. The annual lease expense will fluctuate from time to time depending on changes in LIBOR. A 1.0 percent increase in LIBOR will generate an increase in annual lease expense of approximately $3.3 million beginning in year 3 of the lease. The Company is also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent decrease in short-term interest rates would result in an annual reduction of interest income of approximately $10.0 million.

Investments in equity securities

   The Company has made net investments in several privately-held companies totaling $29.5 million as of October 31, 2001, several of which can still be considered in the start-up or development stages. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and/or the Company does not have the ability to exercise significant influence over the operations of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that the Company could lose its entire initial investment in these companies. As a part of management's process of regularly reviewing these investments for impairment, the Company recorded write-downs of $21.0 million of certain investments, which were determined to be other than temporarily impaired in the nine months ended October 31, 2001.

                          PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   In connection with the acquisition of CrossGain Corporation ("CrossGain"), effective July 17, 2001, the Company exchanged approximately $10.8 million in cash and issued 458,466 shares of its common stock, valued at $26.67 per share, and options to purchase 87,950 shares of common stock to former shareholders of CrossGain at a conversion ratio of .036684 shares of BEA common stock for each share of CrossGain stock. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended, and were registered for resale on a form S-3 (File No. 333-67644) registration statement, declared effective on September 4, 2001, and form S-8 (File No. 333-67646) registration statement.

   On September 14, 2001, pursuant to a Preferred Stock Rights Agreement between BEA Systems, Inc. and Equiserve Trust Company, N.A., as Rights Agent, the Company's Board of Directors declared a dividend of one right to purchase one one-thousandth share of the Company's Series A Participating Preferred Stock for each outstanding share of common stock, par value $0.001 per share of the Company. The dividend was payable on October 12, 2001, to stockholders of record as of the close of business on that date. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock at an exercise price of $150.00, subject to adjustment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits:

    Exhibit
    Number                            Description
    ------                            -----------

     3.1(1) Amended and Restated Certificate of Incorporation of the
              Registrant.

     3.2(2) Registrant's Amended and Restated Bylaws.

     4.1    Reference is made to Exhibit 3.1.

     4.2(3) Preferred Stock Rights Agreement.

    10.1    Form of Employment Agreement between the Registrant and William
              T. Coleman III dated as of November 2, 2001.

    10.2 Form of Secured Full Recourse Promissory Note entered into between the Registrant and William T. Coleman III dated as of November 2, 2001.

--------
(1) Incorporated by reference to Exhibit 3.2 previously filed with the Registrant's registration statement on Form SB-2 (Registration No. 333-20791).
(2) Incorporated by reference to Exhibit 3.4 previously filed with the Registrant's registration statement on Form SB-2 (File No. 333-20791)
(3) Incorporated by reference to Exhibit 4.1 previously filed with the Registrant's registration statement on Form 8-A12G (File No. 000-22369)

   (b) Reports on Form 8-K:

   A report on Form 8-K was filed by the Registrant on September 19, 2001 under
Item 5 reporting the issuance of a press release on September 17, 2001 announcing the adoption of the Preferred Stock Rights Agreement by the Company's Board of Directors.

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

Dated: December 17, 2001