Form 10-K
period 2002-01-31
BEA SYSTEMS INC
filed 2002-04-23
CIK 1031798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 0-22369

BEA SYSTEMS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0394711

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2315 North First Street
San Jose, California 95131
(Address of Principal Executive Offices, Zip Code)

(408) 570-8000
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:
None

Securities registered under Section 12(g) of the Act:
Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price at which the common equity was sold on March 29, 2002, as reported on the Nasdaq National Market, was approximately $4,996,457,000. Shares of common equity held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

As of March 29, 2002, there were approximately 405,303,903 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2002 Annual Meeting of Stockholders to be held  June 19, 2002 are incorporated by reference in Part III of this Form 10-K Report.

BEA SYSTEMS, INC.

FORM 10-K
For the Fiscal Year Ended January 31, 2002

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E (this “Annual Report”) of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include (i) in Item 1, statements regarding the increase in importance of standard-based approaches, the general availability of version 7.0 of WebLogic Server, WebLogic Workshop and WebLogic Portal 4.0, continued hiring in direct sales, support and services, indirect distribution channels, our sales and marketing strategy, devoting substantial resources to product development, continuing to license and acquire software technologies and businesses, and continuing to recruit and hire experienced software developers, (ii) in Item 2, the statement regarding the adequacy of the Company’s existing facilities to meet anticipated needs, (iii) in Item 3, the statement regarding the non-materiality of the liability of claims arising in the ordinary course of business, (iv) in Item 5, the statement regarding the investment of cash and the payment of cash dividends in the future, (v) in Item 7, statements regarding the extension of computer systems to the Internet, seasonality of orders, continuation of certain products and services accounting for a majority of revenues, devoting substantial resources to product development and engineering, expected amortization of acquired intangible assets and goodwill, continuing to make additional acquisitions or license products, satisfaction of cash requirements, the effects of the adoption of new and changing accounting pronouncements, the establishment of product distribution arrangements, the increase in staff and the improvement in financial reporting and controls, the fluctuation of lease payments, the commencement of construction and the obtaining of financing, the evaluation of realizability of deferred tax assets, the costs of abandoning leased facilities and the payment of severance charges. These forward-looking statements involve risks and uncertainties, and it is important to note that BEA’s actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to BEA as of the date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in the Company’s Reports on Forms 10-Q and 8-K.

ITEM 1.     BUSINESS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” for risk factors that may adversely affect the Company.

Overview

BEA Systems, Inc. (“BEA” or the “Company”) is the world’s leading application infrastructure software provider. Our WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. BEA’s WebLogic Enterprise Platform includes BEA WebLogic Server™, a standards-based application server that serves as a platform for deployment of enterprise scale applications and Web services; BEA WebLogic Integration™, a standards-based platform for workflow, application integration, Web services and business-to-business integration; BEA WebLogic Portal™, a sophisticated rules-based infrastructure for rich user interfaces to a wide variety of enterprise data; and BEA WebLogic Workshop™, a rich, easy to use framework for development and deployment of Web services and Java-based applications. In addition, we offer the associated customer support, training and consulting services. Our products have a reputation for superior performance and high quality, evidenced by several awards and distinctions. In February 2002, InfoWorld’s Technology of the Year Awards named BEA WebLogic Portal 4.0 the best portal product. In its March 2002 annual Readers’ Choice Awards, Java Pro magazine readers voted BEA WebLogic Server and BEA WebLogic Portal as the number one product in their respective categories, and voted BEA WebLogic Integration as the second most valuable product overall in the Java market.

Our products have been adopted in a wide variety of industries, including commercial and investment banking, securities trading, telecommunications, airlines, retail, manufacturing, pharmaceuticals, package delivery, insurance and government. The BEA WebLogic Enterprise Platform provides a consolidated infrastructure for building and deploying an integrated information technology (“IT”) infrastructure, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, mainframe and legacy systems, and Web services as system components. Our platform serves as a foundation for deployment or integration of applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, Web-based banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics, and hotel, airline and car rental reservations. BEA employs more than 3,100 people, is headquartered in San Jose, California, and has 93 offices in 34 countries. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on a per-user basis.

Our products are marketed and sold worldwide through a network of sales offices, the Company’s Web site at www.bea.com, as well as distributors and alliances with independent software vendors (“ISVs”), application service providers (“ASPs”), hardware original equipment manufacturers (“OEMs”) and systems integrators (“SIs”).

Industry Background

Over the past decade, the information systems of many large organizations have evolved from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Despite these benefits, large-scale mission-critical applications that enable and support fundamental business processes, such as airline reservations, credit card processing, and customer billing and support systems, have largely remained in mainframe environments. For several decades, the high levels of reliability, scalability, security, manageability and control required for these complex, transaction-intensive systems have been provided by application server functionality included in the mainframe operating system. Mainframe environments, however, suffer from several shortcomings, including inflexibility, lengthy development and maintenance cycles, and limited, character-based user interfaces. Increasingly, these shortcomings are forcing many organizations to seek solutions, such as those offered by us, that will enable them to overcome the limitations of distributed computing for mission-critical applications while providing the robust computing infrastructure previously unavailable outside the mainframe environment.

In addition, many businesses are using the Internet as an element of these infrastructures. Businesses use the Internet as a means of selling products to consumers and distributors, buying components or whole products from suppliers, opening new customer accounts, scheduling service installation, providing account information and customer care, enabling reservations, funds transfers, bill payments and securities trading, and gathering information about customers and their buying habits. Many businesses also use intranets for functions such as inventory control, decision support, logistics, reservations, customer care and provisioning, and sometimes use extranets to make similar information and applications available to their suppliers or distributors.

As a result of investment in several different technologies, enterprise information technology (“IT”) organizations are characterized by complexity, heterogeneous environments, incompatible technologies and high cost of integration. Today’s enterprises must manage the effects of these realities. The recent massive investment in technology has significantly increased IT complexity. The Internet has altered users’ expectations of availability, cost, service and functionality. The current economic climate highlights the need to leverage existing assets and improve the return on investment for new initiatives.

Achieving the full benefits of the Internet and Web services requires fully integrating business-to-consumer or business-to-business Web-based applications with existing enterprise applications, such as shipping, financial systems, inventory control, billing, payroll, and general ledger. In order to fully integrate these internal applications with Web-based systems, the internal applications must be electronically linked to each other and must be built on a flexible, reliable, scalable, secure infrastructure that can connect to the Web and support the demanding loads that result from heavy Internet traffic. The development of standards, such as the Java 2 Enterprise Edition (“J2EE”), enabled the application development and deployment market to flourish, since individual developers, application companies and infrastructure companies could build compatible systems. Standards-based approaches, such as those supported by BEA, have been more widely adopted than proprietary approaches in Web application development and deployment. A new set of standards is emerging in the market for integrating existing applications, including the J2EE Connector Architecture (“JCA”) and Java Messaging Services (“JMS”). We have adopted the standards-based approach to integration, and believe that, over time, standards-based approaches to integration will increase in importance relative to the current proprietary approaches.

Our primary product category has been application servers, which provide an important part of the infrastructure necessary for enterprise applications. BEA has leveraged its success in the application server market by expanding into complementary product categories, to meet a broader set of customers’ application infrastructure needs. The application infrastructure market consists of the (1) application server, (2) integration, (3) portal, (4) security, (5) development and deployment, and (6) operations, administration and management product categories. BEA has developed significant features or product lines to address these markets and is in the process of developing additional features and products as well as a tight integration among our own products, to address the broader application infrastructure market.

Products

The BEA WebLogic Platform includes application infrastructure technology from proven BEA products, as well as new technologies currently under development. WebLogic Platform 7.0 (in beta as of April 2002) consists of several products: WebLogic Server, WebLogic Integration, WebLogic Portal and WebLogic Workshop. These technologies are combined into a single installation, with a single set of application programming interfaces (“APIs”), and other common features such as a single security framework and administration console. By combining these technologies and features, WebLogic Platform offers a single, unified, easy-to-use infrastructure platform for development, deployment and integration of applications and Web services. WebLogic Platform also provides a natural migration path for current WebLogic Server, Integration or Portal users seeking to deploy solutions that enhance and extend their existing environments via a single, integrated architecture.

BEA WebLogic Server:    BEA WebLogic Server 6.1, our current full production version of BEA WebLogic Server, provides a platform for application development and deployment. WebLogic Server provides the presentation, business and information-access logic, security and management services required for high-scalability, high-availability mission-critical applications. WebLogic Server delivers key infrastructure functionality in several categories.

Broad Client Support.    WebLogic Server supports a wide variety of Web browsers, wireless devices, ATMs, point of sale devices and others.

High Performance and Scalability.    WebLogic Server is built on a highly scalable, clustered architecture, delivering load balancing, connection pooling, caching and optimized Web server, operating system, virtual machine and database connections.

High Availability.    WebLogic Server delivers high system availability to mission-critical business applications. WebLogic Server delivers automatic failover at the Web, business logic, and database tiers, allowing continued system availability despite failures of system components or disconnections of Web sessions. WebLogic Server uses clustering to take advantage of the redundancy of multiple servers to protect against system failures. The same service can be deployed across multiple servers in the cluster, so that if one server fails, another can take over, increasing the availability of the application to users. A WebLogic Cluster consists of a number of WebLogic Servers deployed on a network, coordinated with a combination of domain name service, Java naming and directory interface tree replication, in-memory session data replication, and WebLogic remote method invocation clustering enhancements.

Broad Deployment Options.    WebLogic Server features tight integration with the leading databases, enterprise operating systems, Web servers, Web browsers, mobile devices and Java virtual machines (“JVM”). WebLogic Server 6.1 supports several operating systems, such as Sun Solaris, HP Unix, Aix, Windows 98, Windows NT, Red Hat Linux, IBM O/S 390 and IBM Linux/390. WebLogic Server is designed so that the underlying hardware, operating system and database are transparent to the application—the application is written to WebLogic Server and does not need to be modified based on the underlying hardware, operating system or database. As a result, it is easy to migrate applications built on WebLogic Server from one underlying technology to another, or to deploy in a heterogeneous environment. For example, most WebLogic Server customers develop on Windows machines and deploy on Unix; some WebLogic Server customers deploy on several Unix servers, and use a mainframe as a system component to provide extra capacity for peak loads or as a backup site.

J2EE Services.    WebLogic Server provides a robust implementation of the J2EE specification, including servlets, java server pages, enterprise java beans, java messaging services, java database connection, java transaction API and others. J2EE services provide access to standard network protocols, database and messaging systems.

Web Services.    WebLogic Server seamlessly bridges J2EE and Web Services by enabling developers to automatically deploy Enterprise JavaBeans (“EJBs”) as Web Services with virtually no additional programming. WebLogic Server supports the key Web Services standards, including Simple Object Access Protocol (“SOAP”), Web Services Description Language (“WSDL”) and Universal Description, Discovery and Integration (“UDDI”).

System Management and Monitoring.    WebLogic Server provides a powerful, Web-based administration console that provides systems administrators with tools needed to deploy, configure and monitor applications. Through the administration console, administrators can configure attributes of resources, deploy applications or components, monitor resource usage (such as server load, JVM memory usage, or database connection pool load), view log messages, shut down servers, and other management actions. WebLogic Server’s system management and monitoring capabilities are enhanced by complementary offerings from ISVs, such as BMC Software, Computer Associates, Hewlett-Packard, Mercury Interactive, NEON Systems, TeaLeaf Technology, Tivoli Software and Wily Technology.

Security.    WebLogic Server provides a comprehensive security architecture encompassing access control cryptography-based privacy and user authentication. WebLogic Server also utilizes user and group-level access control lists, realms, secure socket layer, digital certificates and other standards-based security measures. Using these features, a developer can restrict access to WebLogic services through application logic when an application is being designed, or the system administrator can define how services are accessed after deployment. WebLogic Server can be incorporated into a single-sign-on solution by accessing existing security information stores, or it can operate independently. WebLogic Server’s security framework is enhanced by complementary offerings from ISVs such as Baltimore, Entegrity Solutions, Entrust Technology, Netegrity, Oblix, Pentasafe and RSA Data Security

BEA WebLogic Server 7.0 (in beta as of April 2002) includes new or enhanced features such as enhanced server performance, new graphical tools, wizard-driven server cluster configuration, and support for emerging standards, such as J2EE 1.3 (the latest version of the J2EE standard) and Web Services. This version also includes an enhanced security framework for authorization, authentication and auditing.

BEA Tuxedo.    Tuxedo is a platform for enterprise-scale applications built using the C, C++ or COBOL programming languages, and also supports CORBA and XML. Tuxedo handles the underlying complexities of distributed, cross-platform application development, such as distributed transaction management, high availability, load balancing, transaction queuing, message queuing, event brokering and security. Tuxedo allows clients and servers to participate in a distributed transaction that involves coordinated updating of multiple databases. Tuxedo’s sophisticated transaction management helps ensure that all databases are updated properly, or will “roll-back” the databases to their prior state, assuring that data integrity is maintained despite component failures within complex computer systems. Tuxedo constantly monitors system components for application, transaction, network, and hardware failures. When a failure occurs, Tuxedo excludes the failed component from the system, manages any necessary recovery procedures, and re-routes messages and transactions to available systems—all transparent to the end-user and without disruption in service. Tuxedo manages unexpected high demand by automatically spawning and terminating application services as the system load dictates. Tuxedo balances the workload among all the available systems to minimize bottlenecks, whether the services are on the same component or spread across components. With data dependent routing, Tuxedo can route messages based on their context. This enables efficient transaction processing and higher levels of performance. Tuxedo enables connection of Internet clients to Tuxedo resources and to mainframes, as well as connection to applications built on WebLogic Server. Tuxedo supports a wide variety of platforms, such as Sun Solaris, HP-UX, IBM AIX, IBM OS/390, Microsoft Windows NT and 2000, Compaq Tru64, Red Hat Linux and Unisys SVR 4.

BEA WebLogic Workshop.    BEA WebLogic Workshop, formerly known under the project name “Cajun,” is an integrated development framework for business application developers on the BEA WebLogic Platform. This framework is designed to accelerate software development by providing simplified abstractions to enable developers to build applications quickly and easily. WebLogic Workshop uses the concept of “controls” to simplify access to complex resources. For each control, developers simply set properties, call methods and handle events, rather than programming to an API. This enables developers to build Java applications and Web services without requiring the developer to learn all the complexities of those environments. WebLogic Workshop automates the complex coding required for Java and Web services, so the developer can focus on business logic and application features. WebLogic Workshop is designed to make J2EE easier to adopt for an estimated 9 million application developers worldwide who currently do not use Java, as well as simplifying tasks for an estimated 2 million professional developers. BEA WebLogic Workshop is in beta, with anticipated general availability in the first half of fiscal 2003.

BEA WebLogic Integration.    WebLogic Integration offers a single solution that delivers application server, enterprise application integration (“EAI”), business process management, data integration and business-to-business integration functionality. WebLogic Integration supports the JCA, cXML, RosettaNet, EDI, XOCP and JMS standards, bringing a standards-based approach to the integration market. Based on WebLogic Server, WebLogic Integration allows EAI solutions that support complex transactions, bi-directional communication between applications, synchronous or asynchronous communication between applications, high reliability, high availability, caching and the other features of WebLogic Server. These features offer customers the ability to link separate enterprise systems, not only with each other but also with Web and wireless applications. Business process management, supported by WebLogic Integration, is the process of building rules that instruct a computer system in the series of actions to take, or applications to update, when an event occurs. As business processes change, or new applications are integrated into the system, the system can be modified relatively easily by simply modifying the business process rules, rather than modifying the applications themselves or the connections between applications. This allows customers to build broad, robust systems that are very flexible and easy to modify. Data integration features of WebLogic Integration include data translation and data transformation, enabling customers to make broader use of data across the company and across multiple computing environments. WebLogic Integration also provides the infrastructure for business Web Services, which are multi-party, transactional, highly automated, Web-based interactions between applications. WebLogic Integration supports business-to-business integration, so that all of its features are available for systems that are integrated solely within a single organization, or between an organization and its suppliers, distributors or customers. Independent software vendors, system integrators, and other industry leaders that have announced support for BEA WebLogic Integration include Accenture, Actional, Arsin, Attunity, BroadVision, Calico, Cardonet, CEON, Chordiant, Clarity, Contivo, CSC, Electron Economy, EzCommerce, Infogain Corporation, Insevo, KPMG Consulting, Loudcloud, PeopleSoft, Peregrine Systems, Siebel, Stellcom, Sun Microsystems, and Vignette. In March 2002, WebLogic Integration was named runner-up in the Most Valuable Product category of the Java Pro Reader’s Choice Awards.

BEA WebLogic Portal.    Enterprise portals enable a user to aggregate data and application functionality from several sources into a single screen or user interface. WebLogic Portal provides a framework for building enterprise portals, for internal, customer-facing or business-to-business purposes. Based on WebLogic Server for availability, transactions, security and other features, WebLogic Portal also makes it possible for an enterprise to deploy all applications with a common, personalized interface for customers, partners and employees, simplifying and improving their experience while lowering administrative costs and centralizing customer utilization information. WebLogic Portal includes an extensive set of features and enabling technologies, including portal configuration and administration tools, a unique rules-based entitlement engine, role-based personalization, reusable presentation software components, and a standards-based framework that supports JCA and Web Services. In February 2002, WebLogic Portal was named 2001 Technology of the Year in the portal software category by InfoWorld Magazine and in March 2002, WebLogic Portal was named Best Java Enterprise Portal in the Java Pro Reader’s Choice Awards.

Customers

The total number of customers and end users of our products and solutions is greater than 12,500 worldwide. Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse, heterogeneous computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2002, 2001 or 2000.

A representative list of BEA customers includes:

Financial Services.    Axa, BACS, Bank of New York, Bear Stearns, Bombay Stock Exchange, Charles Schwab, China Construction Bank, Citicorp, Credit Suisse Group, Depository Trust Company, Deutsche Bank, E*Trade, Fannie Mae, Ford Motor Credit, Franklin Templeton, GE Capital, JP Morgan Chase, Lehman Brothers, Marsh & McLennan, Merrill Lynch, Mizuho Securities, Morgan Stanley Online, Nasdaq, Nordea, Prudential Group, Societe Generale, SWIFT, The Hartford, TIAA-CREF, United Overseas Bank (Singapore) and Wells Fargo

Telecommunications.    AT&T, BellSouth, British Telecomm, China Telecom, Cingular Wireless, DirecTV, Nextel, NTT DoCoMo, Sprint, Sprint PCS, Telecom Italia, Telia Mobile, Verizon, Virgin Mobile and Vodafone

Manufacturing.    BMW, BP Amoco, DuPont, GE Power Systems, Honeywell International, Kuwait Petroleum, Lockheed Martin, Motorola, Network Appliances, Pentax, Pepsico, Texas Instruments, Toshiba American Business Solutions, Toyota Motor Sales and Vattenfall

Services and Retail.    Amazon.com, American Airlines, American President Lines, AOL/TimeWarner, Bertelsmann, China Post, Cox Interactive Media, Delta Airlines, DHL, Electronic Arts, FedEx, Financial Times, Knight Ridder, NCS Pearson, Northwest Airlines, Sony, United Airlines, United Parcel Service, Universal Music Group and Vivendi

Government.    EUCARIS, Italian Ministry of Finance, Republic of Ireland, UK Companies House, UK Employment Service, UK HM Customs and Excise, UK Inland Revenue, US Bureau of Labor and Statistics, US Central Intelligence Agency, US Defense Information Systems Agency, US Defense Logistics Agency, US Federal Bureau of Investigation, US General Services Administration and US National Security Agency

Healthcare/Medicine.    3M Health Information Systems, AstraZeneca, Blue Cross/Blue Shield, Incyte Genomics, McKesson, Medtronic, Ortho-McNeil Pharmaceutical, Pfizer, PSS World Medical and Sapient Health Network

Sales and Marketing

Our sales strategy is to pursue opportunities worldwide within large organizations and organizations that are establishing e-businesses, through our direct sales, services and technical support organizations, complemented by indirect sales channels such as hardware OEMs, ISVs, ASPs and SIs. We currently intend to continue to add to our direct sales and support organizations in major worldwide markets, as well as investing in building our indirect distribution channel through relationships with SIs, packaged application developers and others.

Direct Sales Organization.    We market our software and services primarily through our direct sales organization. As of January 31, 2002, we had approximately 2,100 employees in consulting, training, sales, support and marketing, including over 660 quota-bearing sales representatives, located in 93 offices in 34 countries. We are currently investing in building our direct sales capacity by hiring experienced enterprise sales and technical sales support personnel. The Company typically uses a consultative, solution-oriented sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because the Company’s solutions are typically used as a platform or integration tool for initiatives and applications that are critical to a customer’s business, the Company focuses its initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

Targeting Developers.    We also market our software directly to system and application developers. We make available trial developer copies of many of our products available for free download over our Web site. In addition, we periodically provide developer training and trial licenses through technical seminars in various locations worldwide. We also maintain a developers’ Web site, with approximately 360,000 registered developers as of the end of fiscal 2002. The developers’ Web site is designed to create a community among developers who use our products, providing a forum to exchange technical information and sample code, as well as feedback to us on our products and industry directions that we should pursue. With the introduction of BEA WebLogic Workshop, we believe that the addressable developer market for our products is now approximately 11 million developers, compared to an addressable market of approximately 2 million developers prior to WebLogic Workshop.

Strategic Relations.    An important element of our sales and marketing strategy is to expand our relationships with third parties and strategic allies to increase the market awareness, demand and acceptance of BEA and our solutions. Allies have often generated and qualified sales leads, made initial customer contacts, assessed needs, recommended use of BEA solutions prior to our introduction to the customer, and introduced BEA at high levels within the customer organization. A strategic ally can provide customers with additional resources and expertise, especially in vertical or geographic markets in which the partner has expertise, to help meet customers’ system definition and application development requirements. Types of strategic alliances include:

System platform companies.    Our allies often act as resellers of BEA solutions, either under the BEA product name or integrated with the platform vendor’s own software products, or recommend BEA products to their customers and prospects. In July 2001, we announced a significant relationship with Intel, under which BEA and Intel are jointly working to optimize BEA technology on Intel chip sets.

Packaged application software developers.    We license our software to packaged application software vendors. These vendors build on BEA software as an infrastructure for the applications they supply, giving these applications improved reliability, increased scalability and portability across all hardware, operating systems and databases on which the BEA platform runs. Customers can also easily integrate other applications built using our solutions with these packaged applications.

Application service providers.    ASPs buy and maintain the hardware, infrastructure software and application software necessary for Web sites and e-businesses, and rent access to these systems to their customers, primarily small and medium sized businesses, who do not have the resources or the desire to buy and maintain these systems themselves. We license our software to ASPs who use it as an exclusive or optional feature in their systems.

Systems integrators and independent consultants.    SIs often refer their customers to BEA, utilize us as a subcontractor in some situations, and build custom solutions on our products. We also work cooperatively with independent consulting organizations, often being referred to prospective customers by services organizations with expertise in high-end transactional applications.

Distributors.    To supplement the efforts of our direct sales force, BEA uses software distributors to sell our products in Europe, Asia, Latin America and, to a lesser degree, North America.

To date, we have signed up more than 2,100 partners and alliances, including leading SIs such as Accenture, Cap Gemini Ernst & Young, CSC, Deloitte Consulting, EDS, KPMG Consulting, PricewaterhouseCoopers and SchlumbergerSema. Hardware OEMs include Compaq, Dell, Ericsson, Hewlett-Packard, Intel and Nokia. ISV partners build applications on our infrastructure, or provide solutions that complement and complete our product. Our ISVs include solution providers in several categories:

Packaged Applications.    Agile, AMDOCS, Ariba, Bertelsmann mediaSystems, Chordiant, CommerceOne, eGain, E.piphany, i2 Technologies, JD Edwards, Kana, Lawson, Manugistics, MatrixOne, MRO Software, PeopleSoft, SunGard Data Systems and Yantra

Integration.    Attachmate, Contivo, Cyclone Commerce, Peregrine, Siperian and Software AG

Development and Deployment.    Borland, Bowstreet, Macromedia, Rational, TogetherSoft and WebGain

Operations, Administrations and Management.    BMC Software, Computer Associates, Hewlett-Packard, Mercury Interactive, NEON Systems, TeaLeaf Technology, Tivoli Software and Wily Technology

Portal.    air2web, Alphablox, Autonomy, Business Objects, Clickmarks, Cognos, Divine, Documentum, FatWire, Informatica, Interwoven, Screaming Media, Stellent, Verity, Vignette and WebEx

Security.    Baltimore, Entegrity Solutions, Entrust Technology, Netegrity, Oblix, Pentasafe and RSA Data Security

ASPs.    AT&T Managed Services, C&W Optus, Digex, Divine, Exodus, Intel Online Services and LoudCloud

Services.    We believe that our services organization plays an important role in facilitating initial license sales and enabling customers to successfully architect, design, develop, deploy and manage systems and applications. Our services revenue comes from customer support or maintenance fees, as well as fees for consulting and training services.

Customer Support.    Fees for customer support are generally charged on an annual subscription basis, and vary by the level of support the customer chooses. BEA offers support via telephone, Web, e-mail and fax. In addition, customer support fees entitle the customer to certain product upgrades and maintenance updates. BEA support is available 24 hours per day, with support centers located around the world. BEA offers enhanced, mission-critical support, which features priority call response, personalized case monitoring and escalation management, release/patch management planning and migration assessment planning. In addition, BEA offers customized support options, allowing the customer to tailor BEA’s support offerings to their specific needs.

Consulting Services.    Fees for consulting services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. Our services organization works directly with end user customers and also with SIs, to provide a variety of consulting services. Consulting services we offer include application development, application migration, integration validation, architectural assessment and architectural validation.

Education Services.    We offer introductory and advanced classes and training programs. We also offer a certification program, and we are a sponsor member of jCert. The jCert initiative was created to establish and promote industry standards for certification of enterprise developers using Java technology. Our training and certification programs are offered at our offices, customer sites and training centers worldwide, as well as over the Internet. These programs cover the use of BEA products and are designed for end user customers, SIs and packaged application developers. In addition, we offer a mentoring program as a follow-on to our training programs or as an approach to customized training. Fees for education services are generally charged on a per-class or per-engagement basis.

Marketing.    Our marketing efforts are directed at broadening the demand for BEA products and solutions by increasing awareness of the benefits of using our products to build mission-critical distributed and Web-based applications. Marketing efforts are also aimed at supporting our worldwide direct and indirect sales channels. Marketing personnel engage in a variety of activities including conducting public relations and product seminars, issuing newsletters, sending direct mailings, preparing sales collateral and other marketing materials, coordinating the Company’s participation in industry trade shows, programs and forums, and establishing and maintaining relationships with recognized industry analysts and press. Our senior executives are frequent speakers at industry forums in many of the major markets we serve.

Customer and Distributor Support

We believe that a high level of customer support is integral to the successful marketing and sale of BEA solutions. Mission-critical applications require rapid support response and problem resolution. Our worldwide support and sales presence enhances our ability to rapidly respond, and to handle support in local languages, which we believe gives us an advantage over many of our competitors. We offer a variety of support offerings. Broad support offerings such as 7x24 support contracts are also available, typically on an annual fee basis. Telephone hot line support is offered worldwide at either a standard or around-the-clock level, depending on customer requirements. We maintain product and technology experts on call at all times worldwide and have support call centers located in San Jose, California; Paris, France; Yokohama, Japan; Seoul, Korea and Brisbane, Australia.

Competition

The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and Hewlett-Packard and database vendors such as Oracle. In addition, Microsoft has released products that include some application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems. In addition, certain application vendors, integration vendors and other companies are developing or offering application server, integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we.

Some of our principal competitors currently are also hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM, Sun Microsystems and Hewlett-Packard are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware, software and related service sales. Due to these factors, if we do not sufficiently differentiate our products based on functionality, interoperability with non-IBM systems, performance, total cost of ownership, return on investment and reliability, and establish our products as more effective solutions to customers’ technological and economic needs, our revenues and operating results will suffer.

Microsoft has announced that it intends to include certain application server and integration functionality in its .NET initiative. Microsoft’s .NET initiative is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET initiative, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET initiative and the bundling of competing functionality in versions of Windows requires us to compete with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s entry into the application server, integration and Web Services markets or their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

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

Product Development

Our total research and development expenses were approximately $120.9 million, $89.2 million and $61.0 million in fiscal 2002, 2001 and 2000, respectively. The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Portal, WebLogic Integration and WebLogic Workshop products) that keep pace with technological and market developments and emerging industry standards. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions, result in negative publicity or loss of reputation regarding us and our products and services and adversely affect our revenues and other operating results.

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

Employees

As of January 31, 2002, we had approximately 3,116 full-time employees, including 586 in research and development, 2,135 in consulting, training, sales, support and marketing and 395 in administration. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

ITEM 2.     PROPERTIES.

Our corporate offices and those related to product development, corporate marketing and administrative functions, totaling approximately 224,000 square feet, are located in San Jose, California under leases expiring in 2008. We have subleased approximately 10,000 square feet of such offices. We also lease office space in various locations throughout the United States for sales, support and development personnel, and BEA’s foreign subsidiaries lease space for their operations. We own substantially all of the equipment used in our facilities, except equipment held under capitalized lease arrangements. We believe our existing facilities will be adequate to meet our anticipated needs for the foreseeable future. In the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California offices to have constructed additional corporate offices and research and development facilities. See Note 17 of the Notes to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Impact Future Operating Results—We have a real estate leasing structure, which could result in substantial charges to our consolidated statement of operations, a substantial increase in liabilities on our consolidated balance sheet and substantial cash payments” for information regarding and risks related to the Company’s lease agreements and obligations in fiscal 2002.

ITEM 3.     LEGAL PROCEEDINGS.

We are not currently party to any material legal proceedings, however we are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Since our initial public offering on April 11, 1997, the Company’s common stock has traded on the Nasdaq National Market under the symbol “BEAS.” According to the Company’s transfer agent, the Company had approximately 854 stockholders of record as of March 29, 2002. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The following table sets forth the high and low sales prices, as adjusted to reflect the two-for-one stock split on April 24, 2000, reported on the Nasdaq National Market for BEA common stock for the periods indicated:

	Low	High
Fiscal year ended January 31, 2002:
Fourth Quarter	$11.38	$22.50
Third Quarter	8.94	25.08
Second Quarter	19.01	44.00
First Quarter	20.19	68.13
Fiscal year ended January 31, 2001:
Fourth Quarter	$41.75	$84.13
Third Quarter	41.00	89.50
Second Quarter	29.38	62.50
First Quarter	25.50	78.88

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to invest cash generated from operations, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results and current and anticipated cash needs.

On each of December 19, 1999 and April 24, 2000, the Company effected two-for-one common stock splits in the form of stock dividends. All common stock share information and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effects of the stock splits.

During the fourth quarter of fiscal 2002, in connection with the acquisition of Westside.com Incorporated, effective January 15, 2002, the Company issued 681,709 shares of its common stock, valued at $18.78 per share. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.     SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of or for the fiscal year ended January 31,
	2002	2001	2000	1999(1)	1998(1)
	(in thousands, except per share data)
Total revenues	$975,893	$819,760	$464,410	$289,042	$166,447
Total asset impairment charges (2)	80,150	—	—	—	—
Total facilities consolidation and severance charges (3)	40,453	—	—	—	—
Net income (loss)	(35,678)	17,082	(19,574)	(51,582)	(22,912)
Net income (loss) per share:
Basic	(0.09)	0.05	(0.06)	(0.18)	(0.11)
Diluted	(0.09)	0.04	(0.06)	(0.18)	(0.11)
Total assets	1,659,951	1,592,336	1,258,841	403,011	174,203
Long-term obligations (4)	553,135	564,082	578,489	250,112	766

(1)
Restated to include the results of Leader Group, Inc. and WebLogic, Inc., which were acquired in pooling of interests transactions. In addition, all share and per-share amounts have been restated to reflect the two-for-one common stock splits on each of December 19, 1999 and April 24, 2000.

(2)
Total asset impairment charges of $80,150 recorded in fiscal 2002 were related to the impairment of certain acquired intangible assets and goodwill, $7,082 of which was recorded as a cost of revenues and $73,068 of which was recorded as operating expenses.

(3)	Of the total facilities consolidation and severance charges of $40,453 recorded in fiscal 2002, $2,461 was recorded as cost of revenues and $37,992 was recorded as operating expenses.

(4)	Excludes any long-term deferred tax liabilities.

No cash dividends have been declared or paid and no redeemable preferred stock was outstanding in any period presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

BEA is the world’s leading application infrastructure software provider. BEA’s WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”) and hardware vendors that are our allies and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, software, airlines, services, retail, manufacturing, package delivery, insurance and government. The BEA WebLogic Platform™ provides application infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on a per-user basis.

Seasonality.    As is common in the software industry, we believe that our fourth quarter orders have in the past been favorably impacted by a variety of factors, including year-end capital purchases by larger corporate customers and the commission structure for our sales force. This increase typically results in first quarter orders being lower than orders received in the immediately preceding fourth quarter. We anticipate that this seasonal impact on our first quarter is likely to continue.

Investment in Distribution Channels.    In August 2000, we announced a major planned investment in expansion of our indirect distribution network through stronger relationships with SIs, ISVs, application service providers, original equipment manufacturers, and distributors. The goals of this program are (1) to increase the revenue contribution from indirect sources from approximately 20 percent prior to the program to approximately 40 percent in fiscal 2005, and (2) to increase the number of projects we can address by increasing the pool of consultants available to assist customers with application development and deployment. In fiscal 2002, approximately 31 percent of our revenue was influenced by indirect sources, which is within our expected progress toward our goal. At inception of the program, we estimated that approximately 2,000 independent consultants had been trained on BEA software. As of January 31, 2002, we estimate that a total of approximately 11,000 consultants had been trained on our software. Although results of our investment in indirect distribution channels to date have met our goals, there can be no assurance that SIs, ISVs and other third parties will continue to use or recommend our products.

Investment in Developer Programs.    Our products are a platform for Java application development, both packaged applications built and sold by ISVs and custom applications built by our customers and SI partners. Success in a platform market requires that a large number of developers are trained on and actively using our platform. As a result, we have made a substantial investment in building programs to attract and retain Java developers. In addition, BEA WebLogic Workshop, which is currently in beta, is designed to allow developers who are not trained in Java, such as developers who primarily use Visual Basic, Power Builder or COBOL, to quickly and easily become productive in Java and on WebLogic Server. As a result, we are investing in programs to go beyond the community of Java developers and attract developers currently using non-Java platforms. There can be no assurance that our investment in these programs will be successful.

Acquisitions.    Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Primarily, our acquisition strategy focuses on using cash or stock to purchase small development teams that we believe can build features or products that complement or expand our products. Although our strategy is to avoid acquisitions of large companies, measured in purchase price, revenue or number of employees, there can be no assurance that we will not acquire a large company. For large or small acquisitions, there can be no assurance that the acquisition (1) will not be dilutive to earnings, (2) will be successfully integrated into our company, or (3) that product development will be completed and integrated successfully. In addition, the price paid for any acquisition is subject to negotiation between the parties, and the valuation of potential acquisition targets is not an exact science. As a result, there can be no assurance that any acquisitions will be done at a correct valuation.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgements that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, including those related to our revenue recognition, allowance for doubtful accounts, income taxes, investments in equity securities, facilities consolidation charges, and intangible assets. We base these estimates on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

The following critical accounting policies affect the most significant estimates used in the preparation of our consolidated financial statements:

Revenue Recognition.    Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow detailed guidelines discussed below and in Note 1 of the Notes to our Consolidated Financial Statements. We recognize revenue in accordance with generally accepted accounting principles, which have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not generally recognize revenue on the majority of these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgement by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues.

We recognize revenue on sales to resellers on a sell-through basis, that is, when persuasive evidence is obtained by us that the reseller has sold the products to an end-user customer. Revenue from sales to independent software vendors (“ISVs”) who embed our products into their software products are recognized either upon delivery to the ISV or on a sell-through basis, depending on the facts and circumstances of the transaction, such as our understanding of the ISV’s use of our software, the ISV’s financial status and our past experience with the particular customer. Accordingly the decision whether to recognize revenue to ISV’s either upon delivery or on a sell-through basis requires significant management judgement. This judgement can materially impact the timing of revenue recognition.

Allowance for doubtful accounts.    We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgement. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at January 31, 2002.

Income Taxes.    Realization of BEA’s deferred tax assets is primarily dependent on future taxable income, the timing and amount of which is uncertain in part due to the potential impact of future stock option deductions. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2002 and 2001 has been established to reflect these uncertainties. As of January 31, 2002, the unrecognized deferred tax assets are primarily attributable to accumulated stock option tax deduction benefits. Accordingly, in the event that BEA was to determine that it would be able to realize its deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital when realized.

Investments in Equity Securities.    We hold minority investments in privately-held technology companies. These companies face significant operational and financial risks typical of many companies in the high technology marketplace. We record investment impairment charges whenever the value of an individual investment has experienced a decline in value that is other than temporary. Determination of the timing and size of any impairment charge requires the use of estimates and assumptions regarding the future operating results of the investee companies, including estimates of future revenues expected to be generated by the investee companies, and the ability of the investees to access capital as may be necessary to fund their ongoing operations until the point at which these investees can generate working capital from their own operations. Future adverse changes in market conditions or deteriorating operating results of the investee companies may require additional impairment charges in the future, resulting in losses and further reductions in carrying values.

We account for all of our current equity investments using the cost method because our ownership is less than 20 percent and we have determined that we do not have the ability to exercise significant influence over the operating, investing and financing decisions of the investee companies. Under the cost method, we do not record our pro-rata share of the investee company’s losses but rather we record the initial investment at cost and periodically review the investment for impairment. Significant judgement is required to determine whether or not we have the ability to exercise significant influence, which could have a material impact on our consolidated operating results. If it were determined we had the ability to exercise significant influence over an investee we would have to record our pro rata share of losses or income of the investee as incurred.

Facilities Consolidation Charges.    During the quarter ended October 31, 2001, we recorded a charge for future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities consolidation charge, we were required to estimate such factors as future vacancy rates, the time required to sublet properties, sublease rates and the willingness of landlords to negotiate termination fees. These estimates will be reviewed and potentially revised on a quarterly basis and to the extent that future vacancy rates and sublease rates vary adversely from those estimates, we may incur additional losses that are not included in the accrued facilities consolidation charge at January 31, 2002. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to facilities consolidation charges.

Intangible Assets.    We record intangible assets when we acquire other companies. The cost of the acquisition is allocated to the assets and liabilities acquired, including intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and non-compete agreements are amortized to operating expense over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Under current accounting guidelines that became effective on July 1, 2001, goodwill arising from transactions occurring after July 1, 2001 and any existing goodwill as of February 1, 2002 are not amortized to expense but rather periodically assessed for impairment.

The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and/or goodwill could occur.

In fiscal 2003, Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets became effective and, as a result, we will cease to amortize approximately $46.5 million of goodwill, which includes the reclassification of approximately $4.0 million of assembled workforce to goodwill. In lieu of amortization, we are required to perform an initial impairment review of goodwill in fiscal 2003 and an annual impairment review thereafter. There can be no assurance that at the time that the review is completed a material impairment charge will not be required and recorded. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of operations as a percentage of total revenues for the fiscal years ended January 31, 2002, 2001, and 2000.

	Fiscal year ended January 31,
	2002	2001	2000
Revenues:
License fees	61.3%	58.1%	63.1%
Services	38.7	41.9	36.9

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees (1)	3.5	4.1	2.2
Cost of services (1)	48.3	57.6	57.1
Amortization of certain acquired intangible assets	2.7	4.7	6.5
Impairment of acquired intangible assets	0.7	—	—
Severance charges	0.3	—	—

Total cost of revenues	24.6	31.2	29.0

Gross margin	75.4	68.8	71.0
Operating expenses:
Sales and marketing	41.1	40.9	45.5
Research and development	12.4	10.9	13.1
General and administrative	7.7	7.0	8.2
Amortization of goodwill	4.8	7.2	3.4
Facilities consolidation and severance charges	3.9	—	—
Impairment of goodwill	7.5	—	—
Acquisition-related charges	—	0.3	0.7

Income (loss) from operations	(2.0)	2.5	0.1
Interest income (expense) and other, net	1.5	3.3	(1.3)

Income (loss) before provision for income taxes	(0.5)	5.8	(1.2)
Provision for income taxes	3.2	3.7	3.0

Net income (loss)	(3.7)%	2.1%	(4.2)%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Year Ended January 31, 2002 (Fiscal 2002)	Year Ended January 31, 2001 (Fiscal 2001)	Year Ended January 31, 2000 (Fiscal 2000)	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
Total revenues	$975,893	$819,760	$464,410	19.0%	76.5%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. The growth from fiscal 2000 to fiscal 2001 and from fiscal 2001 to fiscal 2002 reflects significant increases in sales of our WebLogic® products and growth in our customer support revenues. In addition, the growth from fiscal 2000 to fiscal 2001 was driven in part by an increase in consulting and education revenues, which increased from $104.9 million in fiscal 2000 to $208.3 million in fiscal 2001. Consulting and education revenues decreased to $140.6 million in fiscal 2002, which partially offset the growth in license and customer support revenues, resulting in an overall revenue growth rate of 19 percent over fiscal 2001. Our revenue growth rate has been effected by multiple factors during fiscal 2000, 2001 and 2002, including growth in the application server market, level of acceptance of our products in the market, competition, general economic conditions and changes in overall information technology (“IT”) spending on a world-wide basis. While many factors have impacted our growth, the economic downturn during fiscal 2002 and reductions in IT spending contributed significantly to the reduction in our year over year growth rate, which decreased from 76.5 percent for fiscal 2001 to 19.0 percent in fiscal 2002. Many factors that impact our growth are beyond our control and there can be no assurance that we will continue to grow in the future.

License Revenues (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
License revenues	$597,909	$476,573	$292,855	25.5%	62.7%

The increases in license revenues from fiscal 2000 to fiscal 2001 and fiscal 2001 to fiscal 2002 were mainly due to the increases in sales of our BEA WebLogic Server as well as the adoption of other products in our WebLogic Platform, introduction of new products and new versions of existing products, and expansion of our partner programs. License revenues as a percentage of total revenues decreased from 63.1 percent in fiscal 2000 to 58.1 percent in fiscal 2001 and increased from 58.1 percent in fiscal 2001 to 61.3 percent in fiscal 2002. The percentage decrease from fiscal 2000 to fiscal 2001 was attributable to the significant increase in total service revenues, including consulting and education revenues. The percentage increase from fiscal 2001 to fiscal 2002 was attributable to increased sales of software licenses and a decline in consulting and education revenues, offset by increases in customer support revenues.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
Consulting and Education revenues	$140,587	$208,026	$104,906	(32.5)%	98.6%
Customer Support revenues	237,397	135,161	66,649	76.0%	102.4%

Total Service revenues	$377,984	$343,187	$171,555	10.1%	100.0%

Consulting and education revenues consist of professional services related to the deployment and use our software products, and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The increase from fiscal 2001 to fiscal 2002 in total service revenues was mainly attributable to the growth in customer support revenues, which was driven by maintenance renewals on our existing installed base of software licenses as well as new maintenance contracts sold together with our increased sales of software licenses. Service revenues as a percentage of total revenues decreased from 41.9 percent in fiscal 2001 to 38.7 percent in fiscal 2002, as we continued to execute our strategy of focusing on having strategic partners provide consulting services related to the deployment and use of our software products, which began to impact our consulting and education revenues in late fiscal 2001 and through fiscal 2002. As a result of the increased focus on strategic partners as well as the economic slowdown and general reductions in IT spending on a worldwide basis, we experienced a significant decrease in our lower margin consulting and education revenues in fiscal 2002. Service revenues as a percentage of total revenues increased from 36.9 percent in fiscal 2000 to 41.9 percent in fiscal 2001, as our service business experienced strong growth in consulting and education revenues.

Revenues by Geographic Region.

The following tables provide a summary of revenues by geographic region (in thousands):

	Fiscal 2002	Fiscal 2002 (percentage of consolidated total revenues)	Fiscal 2001	Fiscal 2001 (percentage of consolidated total revenues)	Fiscal 2000	Fiscal 2000 (percentage of consolidated total revenues)
Americas	$554,853	56.8%	$486,696	59.4%	$277,922	59.8%
European, Middle East and Africa region (“EMEA”)	290,366	29.8%	240,136	29.3%	141,097	30.4%
Asia/Pacific region (“APAC”)	130,674	13.4%	92,928	11.3%	45,391	9.8%

Total revenues	$975,893	100.0%	$819,760	100.0%	$464,410	100.0%

For each of the twelve fiscal quarters included in the three fiscal years ended January 31, 2002, EMEA and APAC revenues as a percentage of total revenues have ranged between 26 percent to 33 percent for EMEA and 7 percent to 16 percent for APAC. These ranges may fluctuate in the future depending upon local economic conditions in EMEA and APAC and if a large sale is made in a particular region.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
Cost of licenses	$21,087	$19,724	$6,445	6.9%	206.0%
Cost of services	182,678	197,567	98,005	(7.5)%	101.6%
Amortization of acquired intangible assets included in cost of revenues	26,324	38,466	30,391	(31.6)%	26.6%
Impairment of acquired intangible assets	7,082	—	—	100.0%	—
Severance Charges	2,461	—	—	100.0%	—

Total Cost of revenues	$239,632	$255,757	$134,841	(6.3)%	89.7%

Cost of revenues represented 24.6 percent, 31.2 percent and 29.0 percent of total revenues in fiscal 2002, 2001 and 2000, respectively. The decrease from fiscal 2001 to fiscal 2002 in cost of revenues as a percentage of total revenues was primarily due to decreases in our lower margin consulting and education revenues. A decrease in amortization charges included in cost of revenues also contributed to the decrease in total cost of revenues as a percentage of total revenues. These decreases were offset by additional expenses from the impairment of acquired intangible assets and severance costs in fiscal 2002. The increase in total cost of revenues as a percentage of total revenues from fiscal 2000 to fiscal 2001 was primarily due to the increase in service revenues, which carry a substantially higher cost of revenues than software licenses. Amortization charges included in cost of revenues also contributed to the increase from fiscal 2000 to fiscal 2001.

Cost of Licenses.    Cost of licenses, as referenced in the table above, includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. Cost of licenses were 3.5 percent, 4.1 percent and 2.2 percent of license revenues for fiscal 2002, 2001 and 2000, respectively. The decrease in cost of licenses as a percentage of license revenues from fiscal 2001 to fiscal 2002 is primarily due to a decline in third party royalties and license fees. The increase from fiscal 2000 to fiscal 2001 was primarily due to increases in royalties paid to third parties.

Cost of Services.    Cost of services, as referenced in the table above, consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services represented 48.3 percent,  57.6 percent and 57.1 percent of service revenues in fiscal 2002, 2001 and 2000, respectively. Cost of services in absolute dollars and as a percentage of service revenues has decreased from fiscal 2001 to fiscal 2002 due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues. Consulting and education revenues were 37.2 percent, 60.7 percent and 61.2 percent of total service revenues for fiscal 2002, 2001 and 2000, respectively.

Amortization of Acquired Intangible Assets included in Cost of Revenues.    The amortization of certain acquired intangible assets consists of amortization of purchased technology, non-compete agreements, assembled workforce, customer base, patents and trademarks and distribution rights. The decrease in amortization from fiscal 2001 to fiscal 2002 was primarily due to a portion of our acquired intangible assets becoming fully amortized in fiscal 2001. The increase from fiscal 2000 to fiscal 2001 was primarily due to additional intangible assets acquired as a result of a number of strategic acquisitions completed in fiscal 2000 and 2001, particularly the acquisition of The Theory Center, Inc. (“Theory Center”) which was completed in the fourth quarter of fiscal 2000. In the future, amortization expense associated with intangible assets recorded prior to January 31, 2002 is currently expected to total approximately $19.9 million, $6.5 million and $129,000 for the fiscal years ending January 31, 2003, 2004 and 2005, respectively. The expected amortization subsequent to January 31, 2002 excludes amortization of assembled workforce, which will be reclassified to goodwill and will no longer be amortized effective February 1, 2002 (see Effect of New Accounting Pronouncements below). We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Impairment of Acquired Intangible Assets included in Cost of Revenues.    See discussion of Impairment of Certain Acquired Intangible Assets and Goodwill below.

Severance Charges.    See discussion of Facilities Consolidation and Severance Charges below.

Operating Expenses

Sales and Marketing (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
Sales and Marketing expenses	$400,860	$335,501	$211,445	19.5%	58.7%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The fiscal 2001 and 2002 year over year increases in sales and marketing expenses were due to increased commissions paid to our sales force on our increased revenues, increases in marketing personnel and marketing programs to build brand awareness. Sales and marketing expenses as a percentage of total revenues decreased from 45.5 percent in fiscal 2000 to 40.9 percent in fiscal 2001. This was primarily due to the significant revenue growth that occurred in fiscal 2001. Our expenses increased at a slower rate than our revenues during this period. Sales and marketing expenses as a percentage of total revenues increased from 40.9 percent in fiscal 2001 to 41.1 percent in fiscal 2002. This was due to the slowdown in our revenue growth rate.

Research and Development (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
Research and Development expenses	$120,875	$89,247	$60,972	35.4%	46.4%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The fiscal 2001 and 2002 year over year increases in research and development expenses were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods. Research and development expenses as a percentage of total revenues decreased from 13.1 percent in fiscal 2000 to 10.9 percent in fiscal 2001. This was primarily due to the significant revenue growth that occurred in fiscal 2001. Our expenses increased at a slower rate than our revenues during this period. Research and development expenses as a percentage of total revenues increased from 10.9 percent in fiscal 2001 to 12.4 percent in fiscal 2002. This was due to the slowdown in our revenue growth rate. While we undertook cost-cutting initiatives in fiscal 2002, the growth rate in our expenses exceeded our revenue growth during this period.

General and Administrative (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
General and Administrative expenses	$75,671	$57,611	$38,065	31.3%	51.3%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. The fiscal 2001 and 2002 year over year increases in general and administrative expenses were due to the expansion of our infrastructure, including information systems, facilities and associated expenses necessary to manage our growth. General and administrative expenses as a percentage of total revenues decreased from 8.2 percent in fiscal 2000 to 7.0 percent in fiscal 2001. This was primarily due to the significant revenue growth that occurred in fiscal 2001. Our expenses increased at a slower rate than our revenues during this period. General and administrative expenses as a percentage of total revenues increased from 7.0 percent in fiscal 2001 to 7.7 percent in fiscal 2002. This was due to the slowdown in our revenue growth rate. While we undertook cost-cutting initiatives in fiscal 2002, the growth rate in our expenses exceeded our revenue growth during this period.

Amortization of Goodwill.

Amortization of goodwill totaled $46.4 million, $59.2 million and $15.8 million in fiscal 2002, 2001 and 2000, respectively. Amortization of goodwill decreased in fiscal 2002 from fiscal 2001 due primarily to the Theory Center goodwill being written-off in the third quarter of fiscal 2002. Amortization of goodwill increased in fiscal 2001 from fiscal 2000 as a result of a number of strategic acquisitions completed in fiscal 2000 and 2001, particularly the acquisition of the Theory Center, which was completed in the fourth quarter of fiscal 2000. Commencing February 1, 2002, amortization of the net goodwill balance recorded as of January 31, 2002 will cease in accordance with new accounting guidelines (see Effect of New Accounting Pronouncements below).

Acquisition-Related Charges.

In connection with the acquisition of The Workflow Automation Corporation in the first quarter of fiscal 2001, we acquired and expensed the cost of a number of research projects that were in process on the acquisition date, which amounted to $2.2 million. In fiscal 2000, acquisition-related charges of $3.0 million were recorded in connection with the write-off of acquired in-process research and development relating to the acquisition of the Theory Center.

Other Charges

Facilities Consolidation and Severance Charges.    During the third quarter of fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also includes the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from independent real estate industry sources. As of January 31, 2002, $16.4 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially different than management has estimated, our total charges for these vacant facilities could be significantly higher. During the fourth quarter of 2002, we reduced the scope and re-evaluated the timing of the planned construction of facilities at our San Jose, California Headquarters, resulting in an additional facilities related charge of $5.0 million. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon then current actual events and circumstances.

During the third and fourth quarters of fiscal 2002, we reduced our workforce by approximately 10 percent and, accordingly, we recorded total severance charges of $15.5 million, of which $10.3 million was paid in fiscal 2002 and $5.2 million remains accrued at January 31, 2002. The balance of accrued severance charges is expected to be fully paid by January 31, 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table provides a summary of the accrued facilities consolidation and severance charges (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	25,000	12,992	37,992
Write-off of leasehold improvements	(2,152)	—	(2,152)
Cash payments during the year	(1,447)	(10,302)	(11,749)

Accrued at January 31, 2002	$21,401	$5,151	$26,552

Impairment of Certain Acquired Intangible Assets and Goodwill.    In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill, $7.1 million of which was a write-down of certain acquired intangible assets that is included in cost of revenues and $73.0 million of which was a write-down of goodwill that is included in operating expenses. The acquired intangible assets and goodwill that were impaired primarily originated from the acquisitions of the Theory Center acquired in November 1999 and Bauhaus Technologies, Inc. (“Bauhaus”) acquired in October 2000.

During the third quarter of fiscal 2002, we observed indicators that the acquired intangible assets and goodwill from the Theory Center and Bauhaus were possibly impaired and, accordingly, performed an assessment for impairment under FAS 121. With respect to the Theory Center, we made product and strategic changes during the third quarter that significantly decreased the importance and value of the technology acquired from the Theory Center, including the decision to discontinue the use of certain technology acquired from the Theory Center. With respect to Bauhaus, we observed a significant downturn in our consulting business during the third quarter of fiscal 2002, and in particular the consulting business of Bauhaus, which indicated possible impairment.

With the assistance of independent valuation experts, we performed asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Theory Center and Bauhaus intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over a 39 month period for the Theory Center and a 51 month period for Bauhaus to the carrying amount of the long-lived assets resulting from the acquisitions. The conclusion of these tests was that the decline in value of the Theory Center and Bauhaus intangible assets and goodwill was significant and other than temporary. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. Measurement of fair value was based on analyses of the discounted future cash flows at the Theory Center and Bauhaus level. In performing these analyses, we used the best information available under the circumstances, including assumptions and projections of future operating results that we consider to be both reasonable and supportable. The discount rates used in the analyses were 30 percent for the Theory Center and 20 percent for Bauhaus, which were based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to the sectors in which the Theory Center and Bauhaus operated. The analyses indicated that the intangible assets and goodwill for the Theory Center were impaired by an amount totaling $64.5 million and for Bauhaus by an amount totaling $10.0 million. In addition, an impairment charge of $5.6 million was recorded during the third quarter of fiscal 2002, which related to the write-off of goodwill associated with a small foreign sales operation that was disposed of.

The total impairment charge recorded during the third quarter of fiscal 2002 is summarized as follows (in millions):

The Theory Center	$64.5
Bauhaus	10.0
Other	5.6

$80.1

We did not record any write-downs of long-lived assets in fiscal 2000 or 2001.

Interest Income (Expense) and Other, Net

The following table provides a summary of the items included in interest income (expense) and other, net (in thousands):

	Fiscal 2002	Fiscal 2001	Fiscal 2000	Percentage Change Fiscal 2002 vs. Fiscal 2001	Percentage Change Fiscal 2001 vs. Fiscal 2000
Interest income	$44,757	$47,851	$15,685	(6.5)%	205.1%
Interest expense	(22,259)	(22,910)	(20,417)	(2.8)%	12.2%
Write-downs of equity investments, net of gains and other	(8,177)	2,269	(1,248)	(460.4)%	281.8%

Total Interest Income (Expense) and Other, net	$14,321	$27,210	$(5,980)	(47.4)%	555.0%

The increase in interest income from fiscal 2000 to fiscal 2001 is due to a significant increase in the balance of funds invested, primarily due to the issuance of the $550 million convertible notes near the end of fiscal 2000. The decrease in interest income from fiscal 2001 to 2002 is due to lower returns on our investments due to significant reductions in interest rates during fiscal 2002. Included in write-downs of equity investments, net of gains and other are net gains of $17.4 million recorded by us in fiscal 2002 and $18.6 million recorded by us in fiscal 2001, which were in accordance with agreements regarding the sale of a portion of our investment in WebGain, Inc. (“WebGain”) to WP Equity Partners, Inc., a related party. In addition, we recorded a net gain of $2.2 million in the fourth quarter of fiscal 2002 related to the sale of one of our minority investments to an unrelated third party. These gains were offset by write-downs of equity investments in privately held companies of $22.9 million and $16.2 million in fiscal 2002 and 2001, respectively. We have a net balance of equity investments in privately held technology companies of $27.4 million at January 31, 2002. Such investments may become further impaired in fiscal 2003, particularly in view of the difficulties many technology companies have had in raising additional capital in the current economic climate.

Provision for Income Tax

We have provided for income tax expense of $31.4 million, $30.4 million and $13.9 million for fiscal 2002, 2001 and 2000, respectively. Our effective income tax rate, excluding the impact of impairment charges of certain acquired intangible assets and goodwill, was 45 percent and 64 percent for fiscal 2002 and 2001, respectively. Our fiscal 2002 and 2001 effective tax rates were higher than the US federal statutory rate of 35 percent primarily due to non-deductible goodwill amortization. The decrease in the income tax rate for fiscal 2002 relative to fiscal 2001 is primarily due to benefits from low taxed foreign earnings.

The Company provided for income taxes of $13.9 million for fiscal 2000. The income tax expense provided consisted primarily of domestic minimum taxes, foreign withholding taxes and foreign income tax expense incurred as a result of local country profits.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our historical operating performance and the reported cumulative net losses from prior years, we have provided a valuation allowance against our net deferred tax assets to the extent that they are dependent upon future taxable income for realization. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

As of January 31, 2002, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,027.2 million, which increased from $940.9 million at January 31, 2001.

Our cash flow from operations of $225.0 million in fiscal 2002 was approximately equal to cash flow from operations of $225.3 million in fiscal 2001. Our cash flow from operations increased by $130.1 million from $95.2 million in fiscal 2000 to $225.3 million in fiscal 2001. The primary reason for this increase was the increase in net income after adjustments to exclude non-cash items, which increased by $88.6 million from $46.0 million in fiscal 2000 to $134.6 in fiscal 2001.

Cash used in investing activities increased by $86.7 million from $156.7 million in fiscal 2001 to $243.4 million in fiscal 2002. This increase was primarily due to an increase in net purchases of short-term investments plus an increase in property and equipment purchases, offset by a decrease in cash used for acquisitions and other equity investments. Cash used in investing activities increased by $36.8 million from $119.9 million in fiscal 2000 to $156.7 million in fiscal 2001. This increase was primarily due to an increase in cash used for acquisitions and other equity investments. Cash used for acquisitions and other equity investments increased by $41.9 million from $66.0 million in fiscal 2000 to $107.9 million in fiscal 2001.

Cash used in financing activities in fiscal 2002 of $61.3 million was primarily related to the $122.2 million in restricted cash for collateral on a lease transaction, offset by proceeds of $61.6 million from the issuance of common stock under employee stock ownership plans. Cash provided by financing activities in fiscal 2001 of $81.7 million was primarily related to proceeds of $85.7 million from the issuance of common stock under employee stock plans. Cash provided by financing activities in fiscal 2000 of $554.2 million was primarily related to the issuance of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”).

As of January 31, 2002, our outstanding short and long-term debt obligations were $554.5 million, down from $577.4 million at January 31, 2001. At January 31, 2002, our outstanding obligations consisted of $550.0 million of convertible notes and $4.5 million of other obligations. At January 31, 2001, our outstanding obligations consisted of $561.4 million of convertible notes and $16.0 million of other obligations. The 2006 Notes may be settled in cash or stock, depending upon future prices of our common stock (see Note 10 of the Notes to our Consolidated Financial Statements for a description of the terms of the convertible notes.) If, during the period from December 20, 2002 to December 14, 2004, the price of our common stock exceeds $48.51 for at least 20 trading days within a period of 30 consecutive trading days, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond (equivalent to a stock price of $34.65 per share) or cash plus a premium of up to 2.3%, at the option of the bondholder. For the period from December 15, 2004 to maturity on December 15, 2006, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond or cash plus a premium of up to 1.2%, at the option of the bondholder, if the price of our common stock, as calculated above, exceeds $34.65. If our stock price, as calculated above, does not exceed $48.51 during the period from December 20, 2002 to December 14, 2004, and if the price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we will likely be required to repay the notes in cash on the maturity date of December 15, 2006. The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum Contractual Obligations	Total Payments Due	Payments due in Fiscal 2003	Payments due in Fiscal 2004 and 2005	Payments due in Fiscal 2006 and 2007	Payments due in Fiscal 2008 and Thereafter
Convertible notes	$550,000	$—	$—	$550,000	$—
Other obligations	4,475	1,340	1,088	966	1,081
Operating leases	238,500	41,300	89,000	58,900	49,300

Total contractual obligations	$792,975	$42,640	$90,088	$609,866	$50,381

The above table excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business.

During the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California headquarters (the “land lease”) to construct additional corporate offices and research and development facilities, the payments for which are included in the operating lease payment information shown in the above table. Under the land lease agreement the lessor agreed to finance up to $331.0 million of land and associated costs. As of January 31, 2002, the outstanding lease balance was approximately $316.2 million. Total minimum lease payments reflected in the above schedule and in Note 17 of the Notes to our Consolidated Financial Statements are exclusive of the residual value guarantee which may be required under the lease. Additionally, there are no cash lease payments reflected in the above schedule until the first quarter of fiscal 2004. Furthermore, the minimum lease payments shown above are based on the variable London Interbank Offering Rate (“LIBOR”). Actual payments will fluctuate from time to time depending on changes in LIBOR. In the future, we may lengthen the land lease, have additional improvements built on the land, purchase the land under our purchase option, or arrange to sell the land, or parcels of the land. If the Company determines to not pursue, completely or in part, the construction of additional corporate offices, this could result in a material charge to earnings. See Note 17 of the Notes to our Consolidated Financial Statements for additional information regarding the land lease.

As part of the lease agreement, we must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $122.8 million as of January 31, 2002. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. We have classified this amount as a long-term restricted asset on our consolidated balance sheet at January 31, 2002. We also must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2002 we were in compliance with all financial covenants. In the event of a default, the lessor may demand payment equal to the lessor’s outstanding lease balance, require us to purchase the land, facilitate the sale of the property or surrender the property.

If we chose to purchase the land, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet.

No BEA officers or employees have any financial interest with regards to the land lease arrangement.

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through January 31, 2003. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Related Party Transactions

During fiscal 2001, we sold investments in WebGain, Inc., a privately held software company, with a cost of $28.3 million to WP Equity Partners, Inc. (“WP Equity Partners”), a party that is related to Warburg Pincus LLC and to us, in exchange for a note receivable due from WP Equity Partners in the amount of $50.0 million with an annual interest rate of 7 percent. Certain BEA directors are managing directors of Warburg Pincus LLC. The terms of this sale also provided for additional notes receivable of $18.0 million that were issued upon the occurrence of certain events during fiscal 2002. The principal amount of the notes is due in full on January 31, 2003. During fiscal 2002 and 2001, we recorded net gains in connection with this transaction of $13.7 million and $18.6 million, respectively, which are included in interest income and other, net. During fiscal 2002, we sold additional shares of WebGain Series A Preferred Stock to WP Equity Partners in exchange for notes receivable due from WP Equity Partners totaling approximately $6.6 million with an annual interest rate of 7 percent, for which we recorded a net gain of $3.7 million in fiscal 2002, which is included in interest income and other net. Interest income earned on the notes receivable from WP Equity Partners was $5.2 million in fiscal 2002.

During the third quarter of fiscal 2002, we issued an unsecured advance, pursuant to an employment agreement with William T. Coleman III, an officer of the Company, entered into in September 1999, of $5.0 million bearing interest at 7 percent per annum which is included in other current assets. In November 2001, we entered into a new employment agreement with Mr. Coleman and in connection therewith issued a secured and full recourse line of credit of $25.0 million. No borrowings are outstanding under the line of credit at January 31, 2002.

We have notes receivable from employees of approximately $1.7 million at January 31, 2002, which are for the financing of real property. These notes, which are secured by deeds of trust on real property, bear interest ranging from the quoted prime rate to 7 percent per annum and are due and payable on the earlier of dates ranging from June 30, 2004 to October 11, 2006 or the termination of employment. The notes may be repaid at any time prior to the due date.

Effect of New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) released Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). These statements become effective for fiscal years beginning after December 15, 2001. Beginning February 1, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. The new rules also required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001 continued to be amortized through the end of the fiscal year ended January 31, 2002.

In connection with the transitional goodwill impairment evaluation under FAS 142, we will perform an assessment of goodwill impairment as of the date of adoption—February 1, 2002. To accomplish this, we must identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. We will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, then we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of the date of adoption of FAS 142 on February 1, 2002, we have an unamortized acquired intangible assets balance of approximately $26.5 million, excluding the amount of assembled workforce reclassified to goodwill, and an unamortized goodwill balance of approximately $46.5 million, which includes the amount of assembled workforce reclassified to goodwill of approximately $4.0 million, all of which will be subject to the transition provisions of FAS 141 and 142. Transitional impairment losses that may be required to be recognized upon the adoption of FAS 141 and 142 are indeterminable at this time.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (“FAS 144”) This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. FAS 144 is effective for fiscal years beginning after December 15, 2001. We will adopt FAS 144 beginning on February 1, 2002. We do not expect the adoption of FAS 144 to have a material impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer. We have evaluated the impact of EITF No. 01-09 and believe its adoption will not have a material impact on our financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. We will adopt the Announcement beginning in the first quarter of fiscal 2003. Historically, we have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement will have no impact on our gross margin or net income (loss) but will increase our services revenue and cost of services revenue.

On February 27, 2002, the FASB met and discussed changes to their consolidations project that could substantially change the accounting for leases. The FASB plans to allow the public to comment on an Interpretation of FASB Statement No. 94, Consolidated Financial Statements, which will include proposed changes which may affect the accounting for leases. The FASB plans to issue a Draft by April 30, 2002 and to finalize the Statement by July 31, 2002. The FASB intends to issue the final Statement with an effective date being the first day of the first fiscal year beginning after December 15, 2002 (February 1, 2003 for BEA). It is possible that interpretive changes may require that assets associated with our lease for additional corporate offices in San Jose, California would be treated as if we had purchased the assets. The treatment would result in an increase to assets and liabilities of approximately $310.0 million. Our restricted cash, currently held as collateral, could be returned to the Company as cash or used to offset the purchase price of the land. See Note 17 of the Notes to our Consolidated Financial Statements.

Risk Factors that May Impact Future Operating Results

We operate in a rapidly changing environment that involves numerous risks and uncertainties. The following section lists some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations. Investors should carefully consider the following risk factors in evaluating an investment in our common stock.

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts’ or investors’ expectations and may result in a decline in our stock price

Although we have experienced significant revenue growth in recent years, this growth rate has declined substantially in recent quarters. For example, in the quarter ended October 31, 2001, our revenues declined as compared to previous the quarter, and in the quarter ended January 31, 2002 our revenues declined as compared the same quarterly period in the prior year. In addition, in our second quarter earnings release in August 2001 and again in our third quarter earnings announcement in November 2001, we revised downward our financial guidance for revenue and earnings for the remainder of fiscal 2002. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks from March 2000 through the present.

We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

•
ongoing adverse economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of recent and possible future terrorist activities and related military and security actions, which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	difficulty predicting the size and timing of customer orders, particularly as a greater percentage of our revenues has shifted from service revenues to license revenues;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of current adverse economic conditions and increased competition;

•	introduction or enhancement of our products or our competitors’ products;

•	our ability to control costs and expenses, particularly in the face of current adverse economic conditions which may adversely impact our operating results;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	our ability to develop, introduce and market new products on a timely basis and whether any new products are accepted in the market;

•	any slowdown in use of the Internet for business or commerce;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	the lengthy sales cycle for our products;

•	technological changes in computer systems and environments;

•	our ability to successfully expand our sales and marketing programs;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

•	loss of key personnel; and

•	fluctuations in foreign currency exchange rates.

As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance.

A material portion of our revenues has been derived from large orders, as major customers deployed our products. We have also recently been increasing our focus on these larger orders. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. The majority of our revenue originates from a large number of small orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of recent and possible future terrorist activities and related military and security actions, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. This risk is particularly relevant with respect to large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, including us, sell enterprise-wide software solutions, have announced in recent quarters that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM, Sun Microsystems and Hewlett-Packard and database vendors such as Oracle. In addition, Microsoft has released products that include some application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems. In addition, certain application vendors, integration vendors and other companies are developing or offering application server, integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we.

Some of our principal competitors currently are also hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM, Sun Microsystems and Hewlett-Packard are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM in its installed base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware, software and related service sales. Due to these factors, if we do not sufficiently differentiate our products based on functionality, interoperability with non-IBM systems, performance, total cost of ownership, return on investment and reliability, and establish our products as more effective solutions to customers’ technological and economic needs, our revenues and operating results will suffer.

Microsoft has announced that it intends to include certain application server and integration functionality in its .NET initiative. Microsoft’s .NET initiative is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET initiative, particularly among the large and mid sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET initiative and the bundling of competing functionality in versions of Windows requires us to compete with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s entry into the application server, integration and Web Services markets or their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

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

Recent and possible future terrorist activities and related military and security operations could adversely affect our revenues and operations

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

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results

We currently derive the majority of our license and service revenues from BEA WebLogic® Server, BEA Tuxedo® and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our consulting services. This trend may continue, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. If this trend reverses, it may adversely affect our overall operating margins since our services revenue margins are lower than our product revenue margins. In addition, as we introduce new versions of our two main products, such as WebLogic Server and BEA Tuxedo, any delay or failure of these new versions to gain market acceptance among new and existing customers would have an adverse affect on our revenues and other operating results. In addition, we have recently introduced our WebLogic Workshop tools product and related developer initiatives to help broaden the base of developers who can utilize our technologies and products. If WebLogic Workshop and these related initiatives are not successful, or less successful than we anticipate, it will have an adverse impact on our sales of BEA WebLogic products, the principal driver of our revenue, and related products and services, as well as adversely affect our profit margins.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue and profits

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, (“SOP 97-2”) as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). We adopted the provisions of SAB 101 in our fourth fiscal quarter of 2001. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, our lease for additional corporate offices in San Jose, California, investments in equity securities, income taxes, facilities consolidation, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Some of these matters are also among topics currently under reexamination by accounting standards setters and regulators, such as revenue recognition and our lease for additional corporate offices in San Jose, California. These standard setters and regulators could promulgate interpretations and guidance that could result material and potentially adverse, changes to our accounting policies.

Any failure to maintain ongoing sales through distribution channels could result in lower revenues

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers, independent software vendors (“ISVs”), systems integrators (“SIs”) and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, original equipment manufacturers (“OEMs”) and SIs. In particular, in August 2000, we announced a significant initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products that our ISV customers offer. We intend to continue this initiative and to seek distribution arrangements with additional ISVs to embed our WebLogic Server and other products in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately continue to develop and maintain our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. In particular, we need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to help ensure these indirect channels do not conflict with or curtail our direct sales. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

We were incorporated in January 1995 and therefore have a relatively limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic, a software product which we acquired in September 1998, and from BEA Tuxedo, a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic and Tuxedo. We have also acquired a number of additional technologies, products and businesses. Our limited operating history and the need to continue to integrate a number of separate and independent business operations subject our business to numerous risks. At January 31, 2002, we had an accumulated deficit of approximately $221.6 million. In addition, in connection with acquisitions completed prior to January 31, 2002, we recorded approximately $420.0 million as intangible assets and goodwill of which approximately $347.0 million has been amortized or written-off as of January 31, 2002. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses, particularly in light of recent changes in regulations governing how we account for such transactions. See below “If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.” If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect. Moreover, we implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Although we first reported a net income under generally accepted accounting principles for the quarter ended July 31, 2001, we reported a net loss under generally accepted accounting principles for the quarter ended October 31, 2001 and January 31, 2002, due in part to the asset impairment charges discussed above. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, the possibility of future impairment charges and charges related to any future facilities consolidations or work force reductions, we may again experience net losses in future periods.

If we are required to remit significant payroll taxes it will have an adverse impact on our future financial results

When our employees exercise certain stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee’s taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material. However, because we are unable to predict our stock price, the number of exercises, or the country of exercise during any particular period, we cannot predict the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

The price of our common stock may fluctuate significantly

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market conditions, further terrorist activities and related military actions, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of many such companies from March 2000 through the present. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Portal, WebLogic Integration and WebLogic Workshop products) that keep pace with technological and market developments and emerging industry standards. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions, result in negative publicity or loss of reputation regarding us and our products and services and adversely affect our revenues and other operating results.

If the market for application servers, application integration and application component software and Web services does not grow as quickly as we expect, our revenues will be harmed

We sell our products and services in the application server, application integration and application component markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise–wide distributed computing environment and to the Internet through the use of application server and integration technology. There can be no assurance that the markets for application server and integration technology and related services will continue to grow. Even if they do grow they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States. If these markets fail to grow or grow more slowly than we currently anticipate, our business, results of operations and financial condition will be adversely affected.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

It is possible that third parties, including competitors or our technology partners, could claim our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages or settlement amounts, cease offering any subject technology or products altogether, require us to enter into royalty or license agreements and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

From our inception in January 1995, we have made a substantial number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which divert the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the Financial Accounting Standards Board (“FASB”) eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA’s cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $73.0 million at January 31, 2002, so if we are required to take such additional impairment charges, the amounts could be material to our results of operations.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi–million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn has also contributed to increasing the length of our sales cycle, and there is a risk this will continue or worsen. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

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

Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

International revenues accounted for 45.9 percent, 41.6 percent and 40.4 percent of our consolidated revenues in fiscal 2002, 2001 and 2000, respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining U.S. accounting standards, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property rights and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business. In particular, BEA is periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on the Company. It is possible, however, that future audits could result in significant assessments for transfer taxes, payroll taxes or other taxes which could adversely effect our operating results. General economic and political conditions in these foreign markets may also impact our international revenues. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

If we are unable to manage growth, our business will suffer

We have experienced substantial growth that has placed a strain on our administrative and operational infrastructure. Our recent workforce reduction announced in November 2001 has also impacted this strain.

Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 3100 employees in 93 offices in 34 countries at January 31, 2002. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls; reporting systems and procedures; and information technology infrastructure. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We have a real estate leasing structure, which could result in substantial charges to our consolidated statement of operations, a substantial increase in liabilities on our consolidated balance sheet and substantial cash payments

In connection with a lease transaction for real estate in San Jose, California that we entered into the first quarter of fiscal 2002 for the construction of additional corporate offices, we have restricted approximately $122.8 million out of our total cash, cash equivalents and investment securities as of January 31, 2002, as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. We currently anticipate that, commencing in fiscal 2004, we will be required under this real estate transaction to make annual lease payments of approximately $10.6 million, which will fluctuate from time to time depending on short-term interest rates. During our quarter ended January 31, 2002 we re-evaluated the scope and timing of our construction for additional corporate offices, which resulted in our recognizing a charge of $5.0 million. In addition, we began recognizing rent expense of approximately $3.0 million per quarter. If we determine to not pursue, completely or in part, the construction, we may be required to recognize a material charge to earnings.

Under the land lease agreement a third-party lessor agreed to finance up to $331.0 million of land and associated costs. The land lease has an initial term of five years and we have an option to renew the lease agreement, to purchase the land at any time during the lease for the outstanding lease balance or to arrange for the sale of the land to a third party. If we elect to arrange for the sale of the land, we are obligated to pay any shortfall between the sales price and the outstanding lease balance, under a residual value guarantee. This payment could materially decrease our cash available for working capital and make other sources of financing more difficult to obtain. If it became probable that the value of the leased land would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed over the remaining term of the lease which expires in 2006. However, management will continue to assess the fair value of the land to assess whether it is probable that a liability will be incurred under the residual value guarantee. This type of assessment is highly subjective and involves a detailed understanding of such factors as the current real estate market conditions as well as future expectations for the market. Due to historical and expected volatility of the real estate market, there may be a time at which management is unable to reasonably estimate the fair value of the property at the end of the lease term or management determines that the fair value is less than the outstanding lease balance. Accordingly, we may be required to record a liability under our residual value guarantee related to the land lease at a future date, which may have a material adverse effect on our operating results.

In addition, if we chose to purchase the land, for any reason, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet.

In addition, a regulatory body governing the way in which we account for this lease, the Financial Accounting Standards Board (“FASB”) is currently in the process of formulating an Interpretation of Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements, which relates to the accounting for these types of leases. A draft interpretive release is currently scheduled to be released in April 2002, with finalization scheduled by July 2002 and effectiveness by December 15, 2002. It is possible that interpretive changes may require that assets associated with our lease for additional corporate offices in San Jose, California would be treated as if we had purchased the assets. The treatment would result in an increase to assets and liabilities of approximately $310.0 million. Our restricted cash, currently held as collateral, could be returned to the Company as cash or used to offset the purchase price of the land. See Note 17 of the Notes to our Consolidated Financial Statements.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in future substantial expenses and adverse cash outflows

At January 31, 2002, we had approximately $550.0 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop new products and increase revenue

We believe our future success will depend upon our ability to attract and retain highly skilled personnel including our founders, Alfred S. Chuang and William T. Coleman III, and other key members of management. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

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

Our license agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of customers’ use of such products in mission-critical applications. If a claimant brings a product liability claim against us, it could have a material adverse effect on our business, results of operations and financial condition. Our products interoperate with many parts of complicated computer systems, such as mainframes, servers, personal computers, application software, databases, operating systems and data transformation software. Failure of any one of these parts could cause all or large parts of computer systems to fail. In such circumstances, it may be difficult to determine which part failed, and it is likely that customers will bring a lawsuit against several suppliers. Even if our software is not at fault, we could suffer material expense and material diversion of management time in defending any such lawsuits.

Our investments in privately held technology companies involve a number of risks and uncertainties

We have invested in several privately held technology companies. Each of these investments involves risks and uncertainties, including:

•	diversion of management attention from our core business;

•	failure to leverage our relationship with these companies to access new technologies and new markets;

•	inability to value investments appropriately or to predict changes to the future value of investments;

•	inability to manage investments effectively; and

•	loss of cash invested.

During the fiscal 2002, we recorded a charge to earnings of $22.9 million related to impaired assets acquired as part of our privately held technology company investment program. We have an investments balance of $27.4 million at January 31, 2002, and there is a substantial risk that we will be required to treat a substantial portion, if not all, of such investments as impaired, particularly in view of the difficulties many such companies have had in raising additional capital in the current unfavorable economic climate and less favorable financing terms currently available. If such assets were impaired, we would be required to take a charge to earnings which could be as large as the 27.4 million carrying balance of such investments.

We have adopted a preferred stock rights plan which has anti-takeover effects

We have implemented a preferred stock rights plan. The plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The existence of the plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Exchange

BEA’s revenues originating outside the United States were 45.9 percent, 41.6 percent and 40.4 percent of total revenues in fiscal 2002, 2001 and 2000, respectively. International revenues from each geographic sub-region outside of the United States were less than 10 percent of total revenues in fiscal 2002 and 2000. The only geographic sub-region outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2001 was the United Kingdom with $84.7 million or 10.3 percent. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

The Company’s international operations are subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, the Company’s future results could be materially adversely impacted by changes in these or other factors.

Effective February 1, 2001, the Company adopted the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss).

The Company uses derivative instruments to manage exposures to foreign currency. The Company’s objectives in holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

The Company’s exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between the parent company in the United States and its foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with the parent company in the United States. The Company is also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Canadian, Asian and Latin American currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company’s foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. The Company does not use foreign currency contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income and other, net. Net losses resulting from foreign currency transactions were approximately $848,000 for fiscal 2002.

The Company’s outstanding forward contracts as of January 31, 2002 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rate in January 2002 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 30 days or less as of January 31, 2002.

	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Functional Currency—U.S. Dollar
Euros	$15,200	1.130
British pounds	(5,400)	0.697
Japanese yen	(9,500)	125.900
Swedish krona	3,400	10.643
Canadian dollars	6,000	1.593
Korean won	12,600	1,293.566
Australian dollars	9,100	1.940
Mexican pesos	600	9.380
Israeli shekels	1,100	4.306
Brazilian reals	(2,900)	2.424
Singapore dollar	(1,400)	1.821
Swiss francs	500	1.661
Norwegian kron	300	8.992

Total	$29,600

Functional Currency—EURO
British pounds	$(13,000)	0.696
Swiss francs	700	1.660
Norwegian kron	1,400	8.984
Swedish krona	1,200	10.648
Israeli shekels	4,500	4.298

Total	$(5,200)

Grand total	$24,400

Interest Rates

The Company invests its cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in interest-bearing bank accounts and money market funds at the local operating banks.

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of January 31, 2002, the average holding period until maturity of the Company’s cash equivalents, short and long-term restricted cash and short-term investments was approximately 59 days. The table below presents the principal amount and related weighted average interest rates for the Company’s investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at January 31, 2002:

	Fair Value	Average Interest Rate
Cash equivalents	$711,144	2.09%
Short-term investments (0-1 year)	205,395	2.38%
Short-term restricted cash (0-1 year)	6,903	2.00%
Long-term restricted cash (0-1 year)	122,839	2.03%

Total cash and investment securities	$1,046,281

The Company is exposed to changes in short-term interest rates through a lease that the Company entered into on February 13, 2001, which includes a variable short-term interest rate based on LIBOR. The annual lease expense will fluctuate from time to time depending on changes in LIBOR. A 1.0 percent increase in LIBOR will generate an increase in annual lease expense of approximately $3.3 million. The Company is also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent decrease in short-term interest rates would result in an annual reduction of interest income of approximately $10.0 million.

Investments in equity securities

The Company has made investments in several privately-held companies with an aggregate net carrying value of $27.4 million as of January 31, 2002, several of which can still be considered in the start-up or development stages. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and/or the Company does not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that the Company could lose its entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, the Company recorded write-downs of $22.9 million of certain investments, which were determined to be other than temporarily impaired in fiscal 2002.

ITEM 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Supplementary Quarterly Financial Data (unaudited):

	Quarter Ended
	January 31, 2002	October 31, 2001	July 31, 2001	April 30, 2001	January 31, 2001	October 31, 2000	July 31, 2000	April 30, 2000
	(in thousands, except per share data)
Total revenues	$231,343	$219,623	$267,764	$257,163	$256,043	$224,014	$186,021	$153,682
Gross profit.	$175,008	$158,855	$208,045	$194,353	$188,069	$152,980	$123,443	$99,511
Net income (loss)	$10,606	$(90,863)	$23,955	$20,624	$18,953	$8,243	$2,269	$(12,383)
Net income (loss) per share:
Basic	$0.03	$(0.23)	$0.06	$0.05	$0.05	$0.02	$0.01	$(0.03)
Diluted	$0.03	$(0.23)	$0.06	$0.05	$0.04	$0.02	$0.01	$(0.03)

BEA SYSTEMS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BEA Systems, Inc.

We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2002 and 2001 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/	ERNST & YOUNG LLP

Palo Alto, California
February 20, 2002

BEA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	January 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$821,802	$907,635
Restricted cash	6,903	4,998
Short-term investments	205,395	33,294
Accounts receivable, net of allowance for doubtful accounts of $10,700 and $9,399 at January 31, 2002 and 2001, respectively	193,099	214,706
Deferred tax assets	1,983	20,035
Other current assets (see Note 17—Related Party Transaction)	34,247	26,223

Total current assets	1,263,429	1,206,891
Property and equipment, net	79,204	51,223
Goodwill, net of accumulated amortization of $124,776 and $78,392 at January 31, 2002 and 2001, respectively	42,493	138,404
Acquired intangible assets, net	30,549	52,288
Deferred tax assets	—	9,915
Long-term restricted cash	122,839	—
Other long-term assets (see Note 7—Related Party Transaction)	121,437	133,615

Total assets	$1,659,951	$1,592,336

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,111	$15,233
Accrued liabilities	147,949	133,092
Accrued facilities consolidation and severance charges	26,552	—
Accrued income taxes	34,719	24,307
Deferred revenues	194,846	203,947
Current portion of notes payable and other obligations	1,340	13,321

Total current liabilities	428,517	389,900
Deferred tax liabilities	4,383	32,350
Notes payable and other long-term obligations	3,135	2,661
Convertible subordinated notes	550,000	561,421

Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 403,860 and 390,196 shares issued and outstanding at January 31, 2002 and 2001, respectively	404	390
Additional paid-in capital	913,574	793,729
Accumulated deficit	(221,551)	(185,873)
Notes receivable from stockholders	—	(198)
Deferred compensation	(12,037)	(523)
Accumulated other comprehensive loss	(6,474)	(1,521)

Total stockholders’ equity	673,916	606,004

Total liabilities and stockholders’ equity	$1,659,951	$1,592,336

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Fiscal year ended January 31,
	2002	2001	2000
Revenues:
License fees	$597,909	$476,573	$292,855
Services	377,984	343,187	171,555

Total revenues	975,893	819,760	464,410

Cost of revenues:
Cost of license fees	21,087	19,724	6,445
Cost of services	182,678	197,567	98,005
Amortization of acquired intangible assets	26,324	38,466	30,391
Impairment of acquired intangible assets	7,082	—	—
Severance charges	2,461	—	—

Total cost of revenues	239,632	255,757	134,841

Gross profit	736,261	564,003	329,569
Operating expenses:
Sales and marketing	400,860	335,501	211,445
Research and development	120,875	89,247	60,972
General and administrative	75,671	57,611	38,065
Amortization of goodwill	46,384	59,192	15,764
Facilities consolidation and severance charges	37,992	—	—
Impairment of goodwill	73,068	—	—
Acquisition-related charges	—	2,200	3,000

Total operating expenses	754,850	543,751	329,246

Income (loss) from operations	(18,589)	20,252	323
Interest expense	(22,259)	(22,910)	(20,417)
Interest income and other, net (see Note 7—Related Party Transaction)	36,580	50,120	14,437

Income (loss) before provision for income taxes	(4,268)	47,462	(5,657)
Provision for income taxes	31,410	30,380	13,917

Net income (loss)	(35,678)	17,082	(19,574)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5,427)	(213)	(395)
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $203, $(12) and $(124), respectively	474	(29)	(290)

Comprehensive income (loss)	$(40,631)	$16,840	$(20,259)

Net income (loss) per share:
Basic	$(0.09)	$0.05	$(0.06)

Diluted	$(0.09)	$0.04	$(0.06)

Shares used in computing net income (loss) per share:
Basic	396,498	377,070	310,817

Diluted	396,498	412,700	310,817

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common stock	Class B common stock	Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 1999	$235	$71	$243,097	$(183,345)	$(544)	$(1,880)	$(594)	$57,040
Issuance of common stock	7	—	156,886	(4)	—	—	—	156,889
Common shares issued under stock option and stock purchase plans	14	—	27,820	(11)	—	—	—	27,823
Conversion of debt obligations	34	—	222,325	(17)	—	—	—	222,342
Repayment of notes receivable from stockholders	—	—	—	—	248	—	—	248
Amortization of deferred compensation	—	—	—	—	—	736	—	736
Net loss	—	—	—	(19,574)	—	—	—	(19,574)
Foreign currency translation adjustment	—	—	—	—	—	—	(395)	(395)
Unrealized losses on available-for-sale investments, net of tax	—	—	—	—	—	—	(290)	(290)

Balance at January 31, 2000	290	71	650,128	(202,951)	(296)	(1,144)	(1,279)	444,819
Issuance of common stock	2	—	23,258	—	—	—	—	23,260
Common shares issued under stock option and stock purchase plans	25	—	85,725	(4)	—	—	—	85,746
Conversion of Class B common stock	71	(71)	—	—	—	—	—	—
Conversion of debt obligations	2	—	10,823	—	—	—	—	10,825
Repayment of notes receivable from stockholders	—	—	—	—	98	—	—	98
Amortization of deferred compensation	—	—	—	—	—	621	—	621
Return of shares from escrow previously issued in connection with acquisitions	—	—	(2,060)	—	—	—	—	(2,060)
Tax benefit on stock options	—	—	25,855	—	—	—	—	25,855
Net income	—	—	—	17,082	—	—	—	17,082
Foreign currency translation adjustment	—	—	—	—	—	—	(213)	(213)
Unrealized losses on available-for-sale investments, net of tax	—	—	—	—	—	—	(29)	(29)

Balance at January 31, 2001	390	—	793,729	(185,873)	(198)	(523)	(1,521)	606,004
Issuance of common stock	1	—	28,013	—	—	(12,945)	—	15,069
Common shares issued under stock option and stock purchase plans	11	—	62,660	—	—	—	—	62,671
Conversion of debt obligations	2	—	11,233	—	—	—	—	11,235
Repayment of notes receivable from stockholders	—	—	—	—	198	—	—	198
Amortization of deferred compensation	—	—	—	—	—	1,431	—	1,431
Tax benefit on stock options	—	—	17,939	—	—	—	—	17,939
Net loss	—	—	—	(35,678)	—	—	—	(35,678)
Foreign currency translation adjustment	—	—	—	—	—	—	(5,427)	(5,427)
Unrealized gains on available-for-sale investments, net of tax	—	—	—	—	—	—	474	474

Balance at January 31, 2002	$404	$—	$913,574	$(221,551)	$—	$(12,037)	$(6,474)	$673,916

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal year ended January 31,
	2002	2001	2000
Operating activities:
Net income (loss)	$(35,678)	$17,082	$(19,574)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,466	12,782	7,309
Property and equipment write-offs	6,902	—	—
Amortization of deferred compensation	1,431	621	736
Amortization of acquired intangible assets and goodwill and write-off of in-process research and development	72,708	99,858	49,155
Write-down of equity investments, net of gains	3,299	(2,384)	—
Impairment of acquired intangible assets and goodwill	80,150	—	—
Amortization of debt issuance costs	2,160	2,195	1,189
Debt conversion premium	—	236	8,054
Other	(129)	4,170	(880)
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	21,607	(78,121)	(54,386)
Other current assets	(5,475)	(9,105)	(9,365)
Other long-term assets	(399)	(12,617)	(913)
Accounts payable	7,341	(130)	6,688
Accrued liabilities	54,838	76,163	44,942
Deferred revenues	(9,101)	107,631	62,231
Other	1,902	6,909	—

Net cash provided by operating activities	225,022	225,290	95,186
Investing activities:
Purchases of property and equipment	(55,716)	(35,305)	(17,807)
Payments for acquisitions, net of cash acquired, and other equity investments	(32,492)	(107,897)	(65,980)
Sale (purchase) of long-term investment security	14,908	(14,908)	—
Decrease (increase) in restricted cash	(1,000)	(3,367)	1,869
Purchases of available-for-sale short-term investments	(420,497)	(186,881)	(70,897)
Proceeds from maturities of available-for-sale short-term investments	251,807	191,701	32,867
Other	(440)	—	—

Net cash used in investing activities	(243,430)	(156,657)	(119,948)
Financing activities:
Net payments under lines of credit	—	—	(679)
Proceeds from convertible debt and other outstanding obligations	335	7,878	535,352
Payments on outstanding obligations	(53)	(11,825)	(498)
Increase in restricted cash for collateral on land lease transaction	(122,219)	—	—
Debt conversion premiums	—	(236)	(8,054)
Proceeds from issuance of common stock, net of issuance costs	61,586	85,746	27,823
Other	(961)	98	248

Net cash provided by (used in) financing activities	(61,312)	81,661	554,192

Net increase (decrease) in cash and cash equivalents	(79,720)	150,294	529,430
Effect of foreign exchange rate changes on cash	(6,113)	(5,953)	1,308
Cash and cash equivalents at beginning of year	907,635	763,294	232,556

Cash and cash equivalents at end of year	$821,802	$907,635	$763,294

See accompanying notes

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of business

BEA Systems, Inc. (“BEA” or the “Company”) is a provider of application infrastructure software and related services that help companies of all sizes build distributed systems that extend investments in existing computer systems and provide the foundation for running an integrated e-business. BEA’s customers use BEA products as a deployment platform for Internet-based applications, including custom-built and packaged applications, and as a means for robust enterprise application integration among mainframe, client/server and Internet-based applications.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated. The operating results of businesses acquired and accounted for as purchases are included from the date of their acquisition.

Use of estimates

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Foreign currencies

The assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the end of each reporting period while revenue and expense accounts are translated at weighted average rates during the period. Foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss).

The Company hedges a portion of its exposure on certain foreign currency denominated assets and liabilities, primarily intercompany balances, using forward foreign exchange contracts, which are recorded at fair value based on spot exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest income and other, net and are generally offset by the corresponding foreign exchange transaction gains and losses from the foreign currency denominated assets and liabilities being hedged. Net gains (losses) resulting from foreign currency transactions were approximately $(848,000), $(787,000) and $287,000 in the years ended January 31, 2002, 2001 and 2000, respectively.

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments, including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

Short-term investments consist principally of corporate debt securities and U.S. Treasuries with maturities of one year or less. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income and other, net.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Computer hardware and software	2-5 years
Furniture and equipment	2-5 years

Assets under capital leases are amortized over the lesser of three years or the life of the lease, while leasehold improvements are amortized over the remaining lease term.

Acquired intangible assets and goodwill

Acquired intangible assets consist of purchased technology, patents and trademarks, non-compete agreements, assembled workforce, distribution rights and customer base related to the Company’s acquisitions accounted for using the purchase method. Amortization of these acquired intangible assets and goodwill is calculated on a straight-line basis over the following estimated useful lives of the assets:

Purchased technology	2-4 years
Patents and trademarks	2-5 years
Non-compete agreements	2 years
Assembled workforce	2-5 years
Distribution rights	2-2.5 years
Customer base	3 years
Goodwill	2-5 years

Amortization of purchased technology, patents and trademarks, non-compete agreements, assembled workforce, distribution rights and customer base is included as a component of cost of revenues. For acquisitions completed prior to June 30, 2001, amortization of goodwill was included in operating expenses. Effective February 1, 2002, the net goodwill balance related to acquisitions completed prior to June 30, 2001 will no longer be amortized but rather will be subject to annual impairment tests (see Note 1—Effect of New Accounting Pronouncements). For acquisitions completed between July 1, 2001 and January 31, 2002, goodwill was not amortized but rather will be subject to annual impairment tests (see Note 1—Effect of New Accounting Pronouncements). In addition, effective February 1, 2002, the net balance of assembled workforce will be reclassified to goodwill and will no longer be amortized (see Note 1—Effect of New Accounting Pronouncements). Acquired in-process research and development without alternative future use is charged to operations when acquired.

Long-lived assets

The Company periodically assesses the impairment of long-lived assets, including acquired intangible assets and goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 121 (“FAS 121”), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the intangible assets and goodwill may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model. Effective February 1, 2002, impairment of goodwill and impairment of other long-lived assets will be assessed according to new accounting guidelines (see Note 1—Effect of New Accounting Pronouncements).

Software development costs

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires the capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model. Costs incurred by the Company between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

Equity investments

The Company has made equity investments in privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method because ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the operating, investing and financing activities of the investee companies. Under the cost method, the Company does not record its pro-rata share of the investee company’s income or loss but rather the investment is recorded at its initial cost and is periodically reviewed for impairment. The Company regularly reviews the investee company’s actual and forecasted operating results, financial position and liquidity, and business and industry factors in assessing whether a decline in value of an equity investment has occurred that is other than temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in interest income and other, net.

Revenue recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When licenses are sold together with services, license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The majority of the Company’s licenses are

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized in this manner. For arrangements that do not meet the above criteria, the license and related services revenue is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payment is due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers arrangements with extended payment terms not to be fixed or determinable. Revenue arrangements with resellers are recognized on a sell-through basis, that is, when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (ISV’s) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or on a sell-through basis, depending upon the facts and circumstances and BEA’s past experience with the particular ISV.

Services revenue includes consulting services, customer support and education. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Customer support agreements provide technical support and the right to unspecified upgrades on an if-and-when-available basis. Customer support revenue is recognized ratably over the term of the support period (generally one year) and education revenues are recognized as the related training services are provided. The unrecognized portion of amounts billed in advance for licenses and services is recorded as deferred revenues.

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the award.

Net income (loss) per share

Basic net income (loss) per share is computed based on the weighted average number of shares of the Company’s common stock less the weighted average number of shares subject to repurchase. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and common equivalent shares (using the treasury stock method for stock options and using the if-converted method for convertible notes), if dilutive.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Fiscal year ended January 31,
	2002	2001	2000
Numerator:
Numerator for basic net income (loss) per share:
Net income (loss)	$(35,678)	$17,082	$(19,574)
Numerator for diluted net income (loss) per share:
Interest and amortization charges for 4% Convertible Subordinated Notes due June 15, 2005 (“2005 Notes”), net of taxes	—	509	—

Net income (loss) available to common stockholders	$(35,678)	$17,591	$(19,574)

Denominator:
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	396,622	378,046	314,126
Weighted average shares subject to repurchase	(124)	(976)	(3,309)

Denominator for basic net income (loss) per share, weighted average shares outstanding	396,498	377,070	310,817
Weighted average dilutive potential common shares:
Convertible shares on the 2005 Notes	—	1,331	—
Options and shares subject to repurchase	—	34,299	—

Denominator for diluted net income (loss) per share	396,498	412,700	310,817

Basic net income (loss) per share	$(0.09)	$0.05	$(0.06)

Diluted net income (loss) per share	$(0.09)	$0.04	$(0.06)

The computation of diluted net loss per share for the fiscal year ended January 31, 2002 (“fiscal 2002”) excludes the impact of options to purchase 42.2 million shares of common stock and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock at January 31, 2002, as such impact would be antidilutive for this period.

The computation of diluted net income per share for the fiscal year ended January 31, 2001 (“fiscal 2001”) excludes the impact of options to purchase 9.0 million shares of common stock and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at January 31, 2001, as such impact would be antidilutive for this period.

The computation of diluted net loss per share for the fiscal year ended January 31, 2000 (“fiscal 2000”) excludes the impact of options to purchase 52.3 million shares of common stock, approximately 3.3 million shares of common stock subject to repurchase, the conversion of the 2006 Notes and the 2005 Notes, which were convertible into 15.9 million and 3.4 million shares of common stock, respectively, at January 31, 2000 as such impact would be antidilutive for this period.

Segment information

The Company operates in one operating segment, application infrastructure software and related services. The Company’s chief operating decision maker evaluates the performance of the Company based upon software

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

license and service revenues by geographic region as disclosed in Note 15—Geographic Information and Revenue by Type of Product or Service, as well as revenues and gross margins for license and service revenues and operating expenses by functional area as disclosed in the Company’s statement of operations.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $17.6 million, $18.2 million and $9.9 million in fiscal 2002, 2001 and 2000, respectively.

Effect of new accounting pronouncements

In June 2001, the FASB released Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). These statements become effective for fiscal years beginning after December 15, 2001. Beginning February 1, 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. The new rules also required business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and goodwill acquired after June 30, 2001 will not be amortized. Goodwill existing at June 30, 2001 continued to be amortized through the end of the fiscal year ended January 31, 2002.

In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption—February 1, 2002. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent that a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired, then the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with FAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations.

As of the date of adoption of FAS 142 on February 1, 2002, the Company has an unamortized acquired intangible assets balance of approximately $26.5 million, excluding the amount of assembled workforce reclassified to goodwill, and an unamortized goodwill balance of approximately $46.5 million, which includes the amount of assembled workforce reclassified to goodwill of approximately $4.0 million, all of which will be subject to the transition provisions of FAS 141 and 142. Transitional impairment losses that may be required to be recognized upon adoption of FAS 141 and 142 are indeterminable at this time.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

beginning on February 1, 2002. The Company does not expect the adoption of FAS 144 to have a material impact on its financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer. The Company has evaluated the impact of EITF No. 01-09 and believes its adoption will not have a material impact on its financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the”Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Announcement should be applied in financial reporting periods beginning after December 15, 2001 and comparative financial statements for prior periods should be reclassified to comply with the guidance in this announcement. The Company will adopt the Announcement beginning in the first quarter of fiscal 2003. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The Announcement will have no impact on the Company’s gross margin or net income (loss) but will increase its services revenue and cost of services revenue.

On February 27, 2002, the FASB met and discussed changes to their consolidations project that could substantially change the accounting for leases. The FASB plans to allow the public to comment on an Interpretation of FASB Statement No. 94, Consolidated Financial Statements, which will include proposed changes which may affect the accounting for leases. The FASB plans to issue a Draft by April 30, 2002 and to finalize the Statement by July 31, 2002. The FASB intends to issue the final Statement with an effective date being the first day of the first fiscal year beginning after December 15, 2002 (February 1, 2003 for BEA). It is possible that interpretive changes may require that assets associated with our lease for additional corporate offices in San Jose, California would be treated as if we had purchased the assets. The treatment would result in an increase to assets and liabilities of approximately $310.0 million. Our restricted cash, currently held as collateral, could be returned to the Company as cash or used to offset the purchase price of the land. See Note 17 of Notes to the Consolidated Financial Statements.

2.    Financial Instruments

Concentration of credit risk and bad debt expense

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company invests its cash, cash equivalents and short-term investments in commercial paper rated A-1/P-1, corporate bonds rated A2/A or higher, money market instruments and U.S. Treasuries and limits the amounts invested with any one institution, type of security and issuer.

The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains reserves for estimated credit losses and, to date, such losses have been within management’s expectations. Future credit losses may differ from the Company’s estimates, particularly if the financial conditions of its customers were to deteriorate, and could have a material impact on the Company’s future results of operations. Bad debt expense was $8.7 million, $5.0 million and $3.3 million in fiscal 2002, 2001 and 2000, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No customer accounted for more than 10 percent of total revenues in fiscal 2002, 2001 or 2000. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2002, 2001 or 2000. The only geographic sub-region outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2001 was the United Kingdom with 10.3 percent or $84.7 million. No one geographic sub-region outside of the United States accounted for more than 10 percent of total revenues in either fiscal 2002 or 2000.

Available-for-sale securities

The following is a summary of available-for-sale securities at January 31, 2002 and 2001 (in thousands):

	January 31, 2002			January 31, 2001
	Amortized cost	Unrealized gains (losses)	Carrying value and fair value	Amortized cost	Unrealized losses	Carrying value and fair value
Corporate debt securities	$203,908	$216	$204,124	$367,069	$(494)	$366,575
U.S. Treasuries	126,142	(33)	126,109	—	—	—
Money market	716,048	—	716,048	502,838	—	502,838

	$1,046,098	$183	$1,046,281	$869,907	$(494)	$869,413

Included in the above table are securities with fair values totaling $711.2 million and $816.2 million at January 31, 2002 and 2001, respectively, which is classified as cash and cash equivalents; $6.9 million and $5.0 million at January 31, 2002 and 2001, respectively, which is classified as short-term restricted cash; $205.4 million and $33.3 million at January 31, 2002 and 2001, respectively, which is classified as short-term investments; $122.8 million at January 31, 2002 which is classified as long-term restricted cash; and $14.9 million at January 31, 2001 which is classified as a long-term asset in the accompanying balance sheets.

Foreign currency contracts

The Company enters into forward foreign currency contracts to reduce its exposure to the effect of foreign currency fluctuations on certain foreign currency denominated assets and liabilities. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. At January 31, 2002 and 2001, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $175.4 million and $92.7 million, respectively. All of the Company’s forward foreign currency contracts have maturities of 90 days or less.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s forward foreign currency contract notional amounts outstanding at January 31, 2002 and 2001 were as follows (in thousands):

	January 31,
	2002	2001
Contracts to sell foreign currency (purchase U.S. dollars):
Euros	$39,400	$35,300
British pounds	3,700	—
Japanese yen	8,300	14,000
Canadian dollars	6,000	4,900
Swiss francs	500	—
Swedish krona	10,500	—
Korean won	12,600	5,400
Australian dollars	9,100	2,700
Norwegian kroner	300	—
Mexican pesos	600	—
Israeli shekels	1,100	—

	$92,100	$62,300

Contracts to purchase foreign currency (sell U.S. dollars):
Euros	$24,200	$11,500
Japanese yen	17,800	—
British pounds	9,100	6,900
Swiss francs	—	100
Singapore dollars	1,400	—
Swedish krona	7,100	—
Brazilian real	2,900	—

	$62,500	$18,500

Contracts to sell foreign currency (purchase Euros):
Israeli shekels	$4,500	$—
British pounds	—	6,600
Swedish krona	1,200	1,300
Norwegian kroner	1,400	—
Swiss francs	700	4,000

	$7,800	$11,900

Contracts to purchase foreign currency (sell Euros):
British pounds	$13,000	$—

	$13,000	$—

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	January 31,
	2002		2001
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$821,581	$821,581	$908,559	$908,559
Forward foreign currency contracts	221	221	(924)	(924)

Total cash and cash equivalents	821,802	821,802	907,635	907,635
Short-term restricted cash	6,903	6,903	4,998	4,998
Short-term investments	205,395	205,395	33,294	33,294
Long-term restricted cash	122,839	122,839	—	—
Long-term investments	—	—	14,908	14,908
Financial liabilities:
Notes payable, capital lease obligations and other long-term obligations (including current portion)	4,475	4,475	15,982	15,982
Convertible subordinated 2006 Notes	550,000	495,385	550,000	1,046,626
Convertible subordinated 2005 Notes	—	—	11,421	114,075

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, however, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The fair value of the 2006 Notes significantly exceeds the carrying amount at January 31, 2001, however, the Company’s obligation to settle the notes will at no time be greater than their face or carrying value unless a discretionary debt conversion premium is negotiated with the holders of the notes.

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, and notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of forward foreign currency contracts was based on the estimated amount at which they could be settled based on quoted exchange rates. The fair values of the convertible subordinated notes are estimated using quoted market prices.

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2002	2001
Computer hardware and software	$60,788	$34,384
Furniture and equipment	28,619	17,916
Leasehold improvements	37,607	26,543
Furniture and equipment under capital leases	1,538	1,510

	128,552	80,353
Accumulated depreciation and amortization	(49,348)	(29,130)

	$79,204	$51,223

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated amortization for furniture and equipment under capital leases was approximately $1.5 million and $1.2 million at January 31, 2002 and 2001, respectively.

4.    Business Combinations

CrossGain Corporation

On July 17, 2001, the Company acquired CrossGain Corporation (“CrossGain”) for total consideration of $25.1 million, consisting of $10.8 million in cash and the issuance of 458,466 shares of BEA common stock, valued at $26.67 per share and the assumption of certain stock options. The Company recorded the business combination using the purchase method in accordance with the accounting guidance set out in FAS 141 and 142 (see Note 1—Effect of New Accounting Pronouncements), with a substantial majority of the purchase price allocated to deferred compensation, intangible assets and goodwill.

Bauhaus Technologies

On October 3, 2000, BEA purchased Bauhaus Technologies, Inc. (“Bauhaus”), a small consulting services business. The purchase price was approximately $19.8 million in cash. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill.

In the third quarter of fiscal 2002, an impairment charge of $10.0 million was recorded against the net intangible assets and goodwill related to the Bauhaus acquisition (see Note 6—Impairment of Acquired Intangible Assets and Goodwill).

The Object People

On April 19, 2000, the Company acquired the services business of The Object People, Inc. (“TOP”). The purchase price was approximately $20.5 million in cash. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill.

The Workflow Automation Corporation

On March 21, 2000, BEA purchased The Workflow Automation Corporation (“Workflow”), a privately-held software company located in Ontario, Canada, for approximately $28.6 million, consisting of $4.9 million in cash and the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill.

The Theory Center

On November 19, 1999, BEA acquired The Theory Center, Inc. (“Theory Center”), a privately held software company located in Boston, Mass., through the issuance of 7,270,828 shares of BEA common stock, valued at $16.1875 per share. In addition, Theory Center options were exchanged for options to purchase 3,642,400 shares of BEA common stock. As of January 31, 2002, approximately 445,608 shares were held in escrow for potential claims, with distribution expected in May 2002. The transaction was accounted for using the purchase method. The total cost of the acquisition was approximately $154.9 million.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the purchase price allocation (in thousands):

Current assets and other tangible assets	$2,122
Acquired in-process research and development	3,000
Goodwill	122,433
Intangible assets	33,800
Liabilities assumed	(6,495)

$154,860

An independent valuation of the purchased assets was performed to assist in determining the fair value of each identifiable tangible and intangible asset and in allocating the purchase price among the acquired assets, including the portion of the purchase price attributed to acquired in-process research and development projects.

Core technology and in-process technology were identified and valued through analysis of the Theory Center’s and BEA’s current development projects, their respective stage of development, the time and resources needed to complete them, their expected income-generating ability, their target markets and the associated risks.

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

The operating results of the Theory Center subsequent to the acquisition date of November 19, 1999 are included in the Company’s consolidated statements of operations and comprehensive income (loss) for the year ended January 31, 2000.

In the third quarter of fiscal 2002, an impairment charge of $64.5 million was recorded against the net intangible assets and goodwill related to the Theory Center acquisition (see Note 6—Impairment of Acquired Intangible Assets and Goodwill).

Other Acquisitions

During fiscal 2002, the Company acquired several small companies, for which the total consideration was approximately $22.6 million in aggregate. The acquisitions were accounted for using the purchase method, with a substantial majority of the purchase price allocated to deferred compensation, intangible assets and goodwill.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Acquired Intangible Assets

Acquired intangible assets consist of the following (in thousands):

	January 31,
	2002	2001
Purchased technology	$89,594	$83,403
Assembled workforce	12,624	14,224
Non-compete agreements	22,346	14,200
Patents and trademarks	12,275	12,317
Other intangible assets	33,389	41,078

	170,228	165,222
Accumulated amortization	(139,679)	(112,934)

	$30,549	$52,288

On February 1, 2002, the net unamortized balance of assembled workforce of approximately $4.0 million will be reclassified to goodwill in accordance with new accounting guidelines (See Note 1—Effect of new accounting pronouncements).

6.    Impairment of Acquired Intangible Assets and Goodwill

In the third quarter of fiscal 2002, the Company recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill, $7.1 million of which was a write-down of certain acquired intangible assets that is included in cost of revenues and $73.0 million of which was a write-down of goodwill that is included in operating expenses. The acquired intangible assets and goodwill that were impaired primarily originated from the acquisitions of the Theory Center in November 1999 and Bauhaus in October 2000.

During the third quarter of fiscal 2002, the Company observed indicators that the acquired intangible assets and goodwill from the Theory Center and Bauhaus were possibly impaired and, accordingly, performed an assessment for impairment under FAS 121. With respect to the Theory Center, the Company made product and strategic changes during the third quarter that significantly decreased the importance and value of the technology acquired from the Theory Center, including the decision to discontinue the use of certain technology acquired from the Theory Center. With respect to Bauhaus, the Company observed a significant downturn in its consulting business during the third quarter of fiscal 2002, and in particular the consulting business of Bauhaus, which indicated possible impairment.

With the assistance of independent valuation experts, the Company performed asset impairment tests for at the lowest operational level that had separately identifiable cash flows related to the Theory Center and Bauhaus intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over a 39 month period for the Theory Center and a 51 month period for Bauhaus to the carrying amount of the long-lived assets resulting from the acquisitions.The conclusion of these tests was that the decline in value of the Theory Center and Bauhaus intangible assets and goodwill was significant and other than temporary. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. Measurement of fair value was based on analyses of the discounted future cash flows at the Theory Center and Bauhaus level. In performing these analyses, the Company used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rates used in the analyses were 30 percent for the Theory Center and 20 percent for Bauhaus, which

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were based on historical risk premiums required by investors for companies of BEA’s size, industry and capital structure and included risk factors specific to the sectors in which the Theory Center and Bauhaus operated. The analyses indicated that the intangible assets and goodwill for the Theory Center were impaired by an amount totaling $64.5 million and for Bauhaus by an amount totaling $10.0 million. In addition, an impairment charge of $5.6 million was recorded during the third quarter of fiscal 2002, which related to the write-off of goodwill associated with a small foreign sales operation that was disposed of.

The total impairment charge recorded during the third quarter of fiscal 2002 is summarized as follows (in millions):

The Theory Center	$64.5
Bauhaus	10.0
Other	5.6

$80.1

The Company did not record any write-downs of long-lived assets in fiscal 2000 or 2001.

7.    Other Long-Term Assets and Related Party Transactions

Other long-term assets consist of the following (in thousands):

	January 31,
	2002	2001
Equity investment in WebGain, Inc.	$22,386	$31,715
Other equity investments in private companies	4,987	19,209
Note receivable from WP Equity Partners, Inc., a related party	74,570	50,017
Notes receivable from employees	1,740	700
Debt issuance costs	10,400	12,730
Other long-term assets	7,354	19,244

	$121,437	$133,615

BEA holds non-voting Series A preferred stock in WebGain, Inc. (“WebGain”), a privately held software company, amounting to an ownership interest of approximately 19 percent at January 31, 2002. This investment is accounted for on a cost basis because the Company does not have significant influence over the operating, investing and financing activities of WebGain. Other major shareholders of WebGain include venture capital funds managed by Warburg Pincus LLC, of which certain BEA directors are managing directors. During fiscal 2001, the Company sold investments in WebGain with a cost of $28.3 million to WP Equity Partners, Inc. (“WP Equity Partners”), a party that is related to Warburg Pincus LLC and to BEA, in exchange for a note receivable due from WP Equity Partners in the amount of $50.0 million with an annual interest rate of 7 percent. The terms of this sale also provided for additional notes receivable of $18.0 million that were issued upon the occurrence of certain events during fiscal 2002. The principal amount of the notes is due in full on January 31, 2003. During fiscal 2002 and 2001, the Company recorded net gains in connection with this transaction of $13.7 million and $18.6 million, respectively, which are included in interest income and other, net. During fiscal 2002, the Company sold additional shares of WebGain Series A Preferred Stock to WP Equity Partners in exchange for notes receivable due from WP Equity Partners totaling approximately $6.6 million with an annual interest rate of 7 percent, for which the Company recorded a net gain of $3.7 million in fiscal 2002, which is included in interest income and other, net. Interest income earned on the notes receivable from WP Equity Partners was $5.2 million in fiscal 2002.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition to its investment in WebGain, beginning in fiscal 2000, the Company made a number of other strategic equity investments in privately held technology companies with an aggregate net carrying value of $5.0 million as of January 31, 2002.

The Company’s equity investments are inherently high risk, in part because the markets for the products being developed by the investee companies are generally not well established and may never be significant. In addition, the investee companies generally have limited access to capital and tend to operate with minimal liquidity. BEA could lose its entire remaining investment in these companies. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. During fiscal 2002 and 2001, the Company concluded that declines in value of its portfolio of equity investments had occurred that were other than temporary. Accordingly, write-downs of equity investments of approximately $22.9 million and $16.2 million were recorded in interest income and other, net during fiscal 2002 and 2001, respectively. At January 31, 2002 and 2001, the Company’s net investment in private equity investments, including the investment in WebGain, totaled $27.4 million and $50.9 million, respectively.

Notes receivable from employees are for the financing of real property. These notes, which are secured by deeds of trust on real property, bear interest ranging from the quoted prime rate to 7 percent per annum and are due and payable on the earlier of dates ranging from June 30, 2004 to October 11, 2006 or the termination of employment with the Company. The notes may be repaid at any time prior to the due date.

During fiscal 2000, the Company incurred $14.6 million of debt issuance costs in connection with the issuance of the 2006 Notes (see Note 10). These costs are being amortized to interest expense over 84 months, the original life of the 2006 Notes.

8.    Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31,
	2002	2001
Accrued payroll and related liabilities	$52,948	$60,282
Accrued sales taxes	15,808	20,554
Other accrued liabilities	79,193	52,256

	$147,949	$133,092

9.    Facilities Consolidation and Severance Charges

During the third quarter of fiscal 2002, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also includes the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from independent real estate industry sources. As of January 31, 2002, $16.4 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s total charges for these vacant facilities could be significantly higher. During the fourth quarter of 2002, the Company reduced the scope and re-evaluated the timing of the planned construction of facilities at its San Jose, California Headquarters, resulting in an additional facilities related charge of $5.0 million. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon then current actual events and circumstances.

During the third and fourth quarters of fiscal 2002, the Company reduced its workforce by approximately 10 percent and, accordingly, it recorded total severance charges of $15.5 million, of which $10.3 million was paid in fiscal 2002 and $5.2 million remains accrued at January 31, 2002. The balance of accrued severance charges is expected to be fully paid by January 31, 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table provides a summary of the accrued facilities consolidation and severance charges (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	25,000	12,992	37,992
Write-off of leasehold improvements	(2,152)	—	(2,152)
Cash payments during the year	(1,447)	(10,302)	(11,749)

Accrued at January 31, 2002	$21,401	$5,151	$26,552

10.    Notes Payable and Other Long-Term Obligations

Notes payable and other obligations

Notes payable and other obligations consist of the following (in thousands):

	January 31,
	2002	2001
Other notes payable and short-term obligations	$3	$69
Acquisition-related liabilities	1,337	14,422
Other long-term obligations	3,135	1,491

	4,475	15,982
Less amounts due within one year	(1,340)	(13,321)

Notes payable and other long-term obligations due after one year	$3,135	$2,661

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Scheduled maturities of notes payable and other obligations are as follows (in thousands):

Principal Amount
Year ended January 31,
2003	$1,340
2004	851
2005	237
2006	454
2007	512
Thereafter	1,081

$4,475

Convertible subordinated debt

In December 1999, the Company completed the sale of the 2006 Notes in an offering to Qualified Institutional Buyers. The 2006 Notes are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time on or after December 20, 2002, in cash plus a premium of up to 2.3% plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

In June and July 1998, the Company completed the sale of the 2005 Notes in an offering to Qualified Institutional Buyers. The 2005 Notes are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2005 Notes were convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 151.48 shares per $1,000 principal amount of 2005 Notes (equivalent to an approximate conversion price of $6.60 per share). The 2005 Notes were redeemable at the option of the Company in whole or in part at any time on or after June 20, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest was payable semi-annually. During fiscal 2001 and 2000, approximately $11.1 million and $227.5 million of the 2005 Notes were converted to common stock, with the remaining balance of $11.4 million converted during fiscal 2002. The Company incurred $0, $236,000 and $8.1 million of debt conversion premium in fiscal 2002, 2001 and 2000, respectively, which was charged to interest expense.

11.    Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	January 31,
	2002	2001	2000
Federal:
Current	$21,939	$52,766	$5,731
Deferred	(19,008)	(52,622)	(3,800)
State:
Current	8,429	17,000	5,093
Deferred	(4,159)	(10,888)	—
Foreign:
Current	24,209	24,124	6,893

Provision for income taxes	$31,410	$30,380	$13,917

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax income (loss) from foreign operations was approximately $97.9 million, $32.1 million, and $(25.2) million for fiscal 2002, 2001 and 2000, respectively.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

	January 31,
	2002	2001	2000
Tax provision (benefit) at U.S. statutory rate	$(1,494)	$16,612	$(1,980)
State income taxes, net of federal benefit	2,776	3,973	3,310
Nondeductible amortization of goodwill	14,301	14,389	2,336
Nondeductible impairment of goodwill	25,819	—	—
Purchase adjustment	—	—	11,830
Valuation allowance	—	(18,156)	(16,585)
Unbenefitted foreign losses	—	—	5,173
Foreign income and withholding taxes	(10,489)	14,493	6,893
Nondeductible transaction expenses	—	—	2,819
Other	497	(931)	121

Provision for income taxes	$31,410	$30,380	$13,917

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	January 31,
	2002	2001
Deferred tax assets:
Deferred revenue	$19,681	$32,248
Accruals and reserves	14,452	13,524
Equity investment write-downs	16,950	6,550
Net operating loss carryforwards	113,918	84,469
Property and equipment	11,512	10,226
Intangible assets	42,478	28,324
Other	31	657

Subtotal	219,022	175,998
Valuation allowance	(211,507)	(168,483)

Total deferred tax assets	$7,515	$7,515

Deferred tax liabilities:
U.S. deferred taxes for unremitted foreign earnings	(9,915)	(9,915)

Net deferred tax liabilities	$(2,400)	$(2,400)

Realization of deferred tax assets is primarily dependent on future taxable income, if any, the timing and amount of which is uncertain in part due to the potential impact of future stock option deductions. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2002 and 2001, has been established to reflect these uncertainties. The valuation allowance increased by approximately $43.0 million and $123.8 million in fiscal years 2002 and 2001, respectively. Approximately $201.6 million and $158.6 million of the valuation allowance at January 31, 2002 and 2001, respectively, relates to tax benefits associated with exercises of stock options, which will reduce income taxes payable and be credited to additional paid-in capital when realized.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2002, the Company had federal net operating loss carryforwards of approximately $277.1 million, which will expire in 2009 through 2022. Utilization of net operating loss carryforwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carryforwards before full utilization.

12.    Stockholders’ Equity

Share activity

The following table represents changes in outstanding shares of common stock:

(in thousands)	Common stock	Class B common stock
Balance at January 31, 1999	235,280	71,296
Issuance of common stock	7,272	—
Shares issued under stock option and stock purchase plans	13,552	—
Conversion of debt obligations	34,464	—

Balance at January 31, 2000	290,568	71,296
Issuance of common stock	1,969	—
Conversion of Class B common stock	71,296	(71,296)
Shares issued under stock option and stock purchase plans	24,754	—
Repurchase of common shares	(48)	—
Return of shares from escrow previously issued in connection with acquisitions	(127)	—
Shares issued from exercise of warrant	109	—
Conversion of debt obligations	1,675	—

Balance at January 31, 2001	390,196	—
Shares issued under stock option and stock purchase plans	10,769	—
Issuance of common stock	1,165	—
Conversion of debt obligations	1,730	—

Balance at January 31, 2002	403,860	—

Common stock

The Company has issued shares of its common stock to certain employees of the Company, pursuant to which the Company has the right to repurchase the shares of common stock sold to such employees at the original issuance price upon the employee’s termination of employment. The repurchase option of these shares expires monthly over a four-year period, subject to acceleration upon the occurrence of certain events. As of January 31, 2002, approximately 337,000 shares were subject to the Company’s right of repurchase.

The Company has reserved shares of common stock for future issuance at January 31, 2002, as follows (in thousands):

Shares reserved for Incentive Stock Option Plans	93,760
Shares reserved for Employee Stock Purchase Plan	4,325
Shares reserved for conversion of convertible notes payable (2006 Notes)	15,873

Total common stock reserved for future issuance	113,958

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2002, 20 million shares became available for issuance under the Incentive Stock Option Plans and 4 million shares became available for issuance under the Employee Stock Purchase Plan. See the discussion regarding automatic increase of shares available annually in Note 13—Stock option plans and Employee stock purchase plan.

Class B common stock

In March 1997, BEA’s Board of Directors authorized 35 million shares of an additional class of common stock (Class B common stock), convertible into 140 million shares of ordinary common stock. The Class B common stock had the same rights, preferences, privileges and restrictions as the common stock, except that each share of Class B common stock was convertible into one share of common stock, had no voting rights except as required by Delaware law and had no right to vote for the election of directors. The shares of Class B common stock were convertible at the option of the holder into common stock, provided that such conversion did not result in the converting stockholder holding more than 49 percent of the Company’s outstanding voting securities. The shares of Class B common stock could be automatically converted into a like number of shares of common stock upon the occurrence of certain events. During fiscal 2001, all remaining outstanding shares of Class B common stock were converted into common stock.

Stockholder notes receivable

In September 1995, the Company issued 12,200,000 shares of common stock to certain officers in exchange for cash of $325,000 and notes receivable of $544,000. The notes receivable were issued on full recourse terms and bear interest at 7 percent compounded semi-annually. The notes receivable were due on or before January 31, 2002 or within a specified period of time following termination of employment with the Company. During fiscal 2002 these notes were repaid in full.

Share Repurchase Program

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock. The repurchased shares would be retired or used for general corporate purposes. An insignificant number of shares have been repurchased through January 31, 2002.

Preferred Stock Rights Plan

In September 2001, the Board of Directors approved a Preferred Stock Rights Plan, which has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Plan, the Company issued a dividend of one right for each share of the Company’s common stock, par value of $0.001 per share, held by stockholders of record as of the close of business on October 12, 2001. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $150.00. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15 percent or more of the Company’s common stock while the stockholder rights plan remains in place, the rights will become exercisable, unless redeemed for $0.001 per right, by all rights holders except the acquiring person or group, for shares of the Company or of the third party acquirer having a value of twice the rights’ then-current exercise price.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred compensation

During fiscal 2002, BEA recorded total deferred compensation of approximately $12.9 million, which represents the portion of the consideration for the acquisitions of CrossGain and Westside.com Incorporated that is dependent upon the continued employment of certain employees. Insignificant amounts of deferred compensation were recorded in fiscal 2000 and 2001.

13.    Employee Benefit Plans

Stock option plans

Under the Company’s stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company’s common stock. Options generally vest over a four-year period and have a term of ten years. Annually, the number of shares available in the stock option plan is automatically increased by an amount of up to six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, less the number of shares of common stock added to the Employee Stock Purchase Plan, not to exceed 24 million shares per fiscal year. The exercise price of the stock options is determined by the Company’s Board of Directors on the date of grant and is generally equal to the fair market value of the stock on the grant date.

Information with respect to option activity under the Company’s stock option plans are summarized as follows:

(shares in thousands)	Options outstanding	Exercise price per share	Weighted average exercise price per share
Options outstanding at January 31, 1999	46,216	$0.03–$ 7.04	$2.56
Granted	42,746	$0.07–$41.35	$8.56
Exercised	(10,235)	$0.03–$ 6.75	$1.62
Canceled	(11,041)	$0.03–$34.97	$4.54

Options outstanding at January 31, 2000	67,686	$0.03–$41.35	$6.17
Granted	14,820	$29.33–$85.56	$48.53
Exercised	(20,486)	$0.01–$58.19	$3.10
Canceled	(6,731)	$0.07–$85.56	$4.54

Options outstanding at January 31, 2001	55,289	$0.07–$85.56	$16.97
Granted	24,022	$6.27–$60.50	$20.00
Exercised	(8,960)	$0.07–$37.87	$4.22
Canceled	(9,437)	$0.07–$85.56	$27.32

Options outstanding at January 31, 2002	60,914	$0.07–$85.56	$18.43

Options exercisable at January 31, 2002	23,369	$0.07–$85.56	$13.84

Options exercisable at January 31, 2001	17,925	$0.07–$83.50	$5.06

Options exercisable at January 31, 2000	18,564	$0.03–$41.35	$1.71

Options available for grant at January 31, 2002	32,846

The weighted average grant date fair value of stock options was $11.78, $35.80 and $8.79 in fiscal years 2002, 2001 and 2000, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options at January 31, 2002:

	Outstanding			Exercisable
(shares in thousands)	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
Range of per share exercise prices
$ 0.07–$ 3.91	7,173	6.06	$2.17	5,858	$1.95
$ 3.94–$ 4.33	6,629	7.20	$4.20	4,150	$4.19
$ 4.33–$ 6.72	8,674	6.94	$5.91	5,778	$5.80
$ 6.75–$11.41	3,659	7.72	$9.56	1,763	$9.41
$11.70	11,311	9.75	$11.70	2	$11.70
$11.72–$24.75	6,117	9.21	$19.85	669	$21.55
$24.80–$33.27	6,089	8.85	$31.14	937	$31.09
$34.04–$48.63	6,478	8.35	$38.67	2,571	$38.71
$48.69–$85.56	4,784	8.73	$62.59	1,641	$61.77

	60,914			23,369

Employee stock purchase plan

In March 1997, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP Plan”) for all employees meeting certain eligibility criteria. Under the ESPP Plan, employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85 percent of the lower of the closing sale price of BEA’s Common Stock reported on the Nasdaq National Market (“Nasdaq”) at the beginning or the end of each six-month offering period. Additionally, the price paid by the employee will not exceed 85% of the closing sale price as reported on Nasdaq at the beginning of a 24 month period that restarts in January or July of every second year, determined by the employee’s enrollment date in the plan. Eligible employees may purchase common stock through payroll deductions by electing to have between 1% and 15% of their compensation withheld, subject to certain limitations. Annually, the number of shares available in the ESPP Plan automatically increases by an amount equal to the lesser of 24 million shares or six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock option plan. Approximately 1.8 million, 4.3 million, and 3.3 million shares for proceeds of $24.7 million, $22.8 million and $11.0 million were sold through the ESPP Plan in fiscal 2002, 2001 and 2000, respectively. At January 31, 2002, 17.9 million shares had been issued under the ESPP Plan and 4.3 million shares were reserved for future issuance.

401(k) plan

The Company has a 401(k) Profit Sharing Plan (the “401K Plan”) that allows eligible employees to contribute up to 15 percent of their annual compensation to the 401K Plan, subject to certain limitations. The employee’s funds are not held in BEA stock directly, but rather the employee directs how the funds are distributed across a series of mutual funds. The Company matches employee contributions at a rate of 3 percent of salary, up to a maximum of $3,000. Employee contributions vest immediately, whereas the Company’s matching contributions vest at a rate of 25 percent per year of employment. The 401K Plan also allows the Company to make discretionary contributions; however, none have been made to date. The Company recognized matching contribution expense of $4.6 million, $1.4 million and $838,000 in fiscal 2002, 2001 and 2000, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for stock-based compensation

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements.

Pro forma information regarding net loss and net loss per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock based awards”), under the fair value method of that statement. The fair value of the Company’s stock based awards granted to employees in fiscal years prior to the Company’s initial public offering in fiscal 1998, was estimated using the minimum value method. Stock based awards granted in fiscal years subsequent to the Company’s initial public offering, have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of stock based awards granted in fiscal years prior to the Company’s initial public offering under the minimum value method.

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options			Employee stock purchase plan
	2002	2001	2000	2002	2001	2000
Expected life (in years)	4.00	4.30	4.30	0.5	0.5	0.5
Risk-free interest rate	4.34%	5.99%	5.93%	3.22%	5.68%	5.62%
Expected volatility	75%	98%	81%	75%	98%	81%
Dividends	—	—	—	—	—	—

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards.

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amount):

	January 31,
	2002	2001	2000
Pro forma net loss	$(236,860)	$(109,979)	$(61,707)
Pro forma basic and diluted net loss per share	$(0.60)	$(0.29)	$(0.20)

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	January 31,
	2002	2001
Foreign currency translation adjustment	$(6,602)	$(1,175)
Unrealized gain (loss) on available-for-sale investments, net of taxes of $55 and $(148) in fiscal 2002 and 2001, respectively	128	(346)

Total accumulated other comprehensive loss	$(6,474)	$(1,521)

15.    Geographic Information and Revenue by Type of Product or Service

Geographic information

Information regarding the Company’s operations by geographic areas at January 31, 2002, 2001, and 2000 and for the fiscal years then ended is as follows (in thousands):

	January 31,
	2002	2001	2000
Total revenues:
Americas	$554,853	$486,695	$277,922
Europe, Middle East and Africa (EMEA)	290,366	240,137	141,097
Asia/Pacific (APAC)	130,674	92,928	45,391

	$975,893	$819,760	$464,410

Long-lived assets (1) (at end of year):
Americas	$381,678	$362,613	$282,130
EMEA	6,780	5,936	3,610
APAC	8,064	6,981	1,724

	$396,522	$375,530	$287,464

(1)
Long-lived assets include all long-term assets except those specifically excluded under the Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes.

The Company generally assigns revenues to geographic areas based on the location from which the invoice is generated. Certain large revenue transactions with multi-national customers are allocated to multiple regions based on the relative contribution of each region to the overall sales effort. The only geographic sub-region that accounted for more than 10 percent of total revenues in both fiscal 2002 and 2000 was the United States, which was $527.8 million or 54.1 percent, and $276.8 million or 59.6 percent, respectively. The only geographic sub-regions with revenues greater than 10 percent of total revenues in fiscal 2001 was the United States with 58.4 percent or $478.6 million and the United Kingdom with 10.3 percent or $84.7 million. The only geographic sub-region which accounted for more than 10 percent of total long-lived assets in any of fiscal 2002, 2001 and 2000 was the United States with $379.7 million or 95.8 percent, $352.8 million or 93.9 percent and $264.9 million or 92.1 percent, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue by type of product or service

The Company considers all license revenue derived from its various software products to be revenue from a group of similar products.

The following table provides a breakdown of services revenue by similar type (in millions):

	Fiscal Year Ended January 31,
	2002	2001	2000
Consulting and Education revenues	$140.6	$208.0	$104.9
Customer Support revenues	237.4	135.2	66.7

Total Services revenue	$378.0	$343.2	$171.6

16.    Supplemental Cash Flow Disclosures

Cash payments for interest were $22.3 million, $22.4 million (exclusive of the debt conversion premium of $236,000), and $11.0 million (exclusive of the debt conversion premium of $8.1 million) in fiscal 2002, 2001 and 2000, respectively. Cash payments for income taxes were approximately $9.7 million, $285,000 and $6.3 million for fiscal 2002, 2001 and 2000, respectively. In fiscal 2002, 2001 and 2000, the convertible debt holders converted approximately $11.4 million, $11.1 million and $227.5 million of the 2005 Notes into common stock. The value of stock issued in connection with business acquisitions in fiscal 2002, 2001 and 2000 was $27.9 million, $23.3 million and $117.7 million. During fiscal 2001, the Company sold investments in WebGain with a cost of $28.3 million to WP Equity Partners in exchange for a note receivable due from WP Equity Partners in the amount of approximately $50.0 million. During fiscal 2002, the Company sold investments in WebGain with a cost of $2.9 million to WP Equity Partners in exchange for a note receivable due from WP Equity Partners in the amount of approximately $6.6 million. The Company recorded a tax benefit from stock options of $17.9 million, $25.9 million, and $0 in fiscal 2002, 2001 and 2000, respectively.

17.    Commitments and Contingencies and Related Party Transaction

Operating Leases

The Company leases its facilities under operating lease arrangements with remaining terms ranging from less than 1 year up to 10.5 years. Certain of the leases provide for specified annual rent increases as well as options to extend the lease beyond the initial term for additional terms ranging from 1 to 15 years. The Company has entered into agreements to sublease portions of its leased facilities, the rental income from which is not significant.

Approximate annual minimum operating lease commitments, including the Company’s obligations under its land lease agreement (See Land Lease below) (in thousands):

January 31,	Commitments
2003	$41,300
2004	48,300
2005	40,700
2006	36,300
2007	22,600
Thereafter	49,300

Total minimum lease payments	$238,500

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The land lease payments included in the above table of approximately $10.6 million per year commencing in fiscal 2004 through 2006 are calculated based on a variable London Interbank Offering Rate (LIBOR) (see Land Lease.) The Company has estimated future lease obligations based on current LIBOR. Actual future lease payments will differ based on changes in LIBOR.

Total rent expense charged to operations for fiscal 2002, 2001 and 2000 was approximately $37.7 million, $24.2 million and $16.9 million, respectively.

Litigation

The Company is not currently party to any material legal proceedings. The Company is subject to legal proceedings and claims that arise in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unanticipated unfavorable outcome to occur, the impact could be material to the Company.

Land Lease

During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company’s San Jose, California headquarters (the “land lease”) to construct additional corporate offices and research and development facilities. Under the agreement the lessor will finance up to $331.0 million of land and associated costs. The lease has an initial term of five years with renewal options. Rent payments commence approximately at the beginning of the third year. Although no rental payments are currently being made under the land lease, the Company began expensing rent in the fourth quarter of fiscal 2002 of approximately $3.0 million per quarter. The agreement qualifies for operating lease accounting treatment under Statement of Accounting Standards No. 13, Accounting for Leases, and, as such, the land and the related obligation discussed below are not included on our balance sheet.

Total minimum lease payments are reflected in the schedule of future minimum lease payments (see Operating Leases.) The minimum lease payments will fluctuate from time to time depending on short-term interest rates. As of January 31, 2002 the outstanding lease balance was approximately $316.2 million. The Company has an option to renew the lease agreement, purchase the land at the end of the term of the lease for the outstanding lease balance, or prior to the end of the lease, to arrange for the sale of the property to a third party. If the Company elects to arrange for the sale of the property, it is obligated to pay any shortfall between the sales price and the outstanding lease balance, under a residual value guarantee of up to $331.0 million. If it became probable that the value of the leased property would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed over the remaining term of the lease. As part of the lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $122.8 million as of January 31, 2002. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. The Company has classified this amount as a long-term restricted asset on our consolidated balance sheet at January 31, 2002. The Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2002 the Company was in compliance with all financial covenants. In the event of a default, the lessor may demand payment equal to the lessor’s investment, require us to purchase, facilitate the sale of or surrender the property.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employer Payroll Taxes

The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees’ taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. During fiscal 2002, 2001 and 2000, the Company recorded employer payroll taxes related to stock option exercises of approximately $2.6 million, $13.3 million and $2.0 million, respectively. Because the Company is unable to predict these employer payroll taxes the Company is unable to predict what, if any, expense will be recorded in a future period.

Line of Credit Issued to an Officer

During the third quarter of fiscal 2002, the Company issued an unsecured advance, pursuant to an employment agreement with William T. Coleman III entered into in September 1999, of $5.0 million bearing interest at 7 percent per annum, which is included in other current assets. In November 2001, the Company entered into a new employment agreement with Mr. Coleman and in connection therewith issued a secured and full recourse line of credit of $25.0 million. No borrowings are outstanding under the line of credit at January 31, 2002.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement with respect to the Registrant’s 2001 Annual Meeting to be filed with the SEC within 120 days of January 31, 2001 (the “Proxy Statement”).

ITEM 11.     EXECUTIVE COMPENSATION.

The information in the sections entitled “Executive Compensation and Related Information” and “Election of Directors” and related information in the Proxy Statement is incorporated herein by this reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by this reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by this reference.

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

(3)    Exhibits

Exhibit	Description
2.1(5)	Agreement and Plan of Reorganization among BEA Systems, Inc., WebLogic, Inc. and Charlotte acquisition Corp., dated as of September 24, 1998
2.1(8)	Asset Purchase Agreement by and between NCR Corporation and BEA Systems, Inc.
3.1(10)	Form of Registrant’s Amended and Restated Certificate of Incorporation
3.2(1)	Registrant’s Bylaws, as currently in effect along with Certificate of Amendment of Bylaws
4.1(1)	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein
4.3(4)	Form of Indenture Agreement for the 4% Convertible Notes due June 15, 2005
4.4(4)	Form of Promissory Note for the 4% Convertible Notes due June 15, 2005
4.5(4)	Form of Purchase Agreement for the 4% Convertible Notes due June 15, 2005
4.6(4)	Form of Registration Rights Agreement for the 4% Convertible Notes due June 15, 2005
4.7(9)	Form of Indenture Agreement for the 4% Convertible Notes due December 15, 2006
4.8(9)	Form of Promissory Note for the 4% Convertible Notes due December 15, 2006
4.9(9)	Form of Purchase Agreement for the 4% Convertible Notes due December 15, 2006
4.10(9)	Form of Registration Rights Agreement for the 4% Convertible Notes due December 15, 2006
4.11(12)
Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated as of September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights

10.1(1)*	Form of Indemnification Agreement between the Registrant and each of its executive officers and directors
10.1(5)	Agreement and Plan of Reorganization among BEA Systems, Inc. and WebLogic, Inc. and Charlotte Acquisition Corp., dated as of September 24, 1998.
10.1(7)	Stock Purchase Agreement among BEA Systems, Inc. and Leader Group, Inc., Jeffrey D. Peotter, Jeffrey M. Ryan, Kenneth R. Allen and Shareholders.
10.1(1)*	Employment Agreement between the Registrant and the three founders dated as of September 28, 1995
10.2(1)	Form of Promissory Notes entered into between the Registrant, William T. Coleman III, Edward W. Scott, Jr. and Alfred S. Chuang each dated September 28, 1995
10.3(1)	Promissory Note secured by deed of trust entered into between the Registrant and Edward W. Scott, Jr. and Cheryl S. Scott, dated December 12, 1995
10.4(1)	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto
10.5(1)	Lease Agreement between the Registrant and William H. and Leila A. Cilker dated November 15, 1995 and First Amendment thereto
10.6(1)	Stock Purchase Agreement between the Registrant and Warburg, Pincus Ventures, L.P. dated September 28, 1995, and Amendments thereto

Exhibit	Description
10.7(1)*	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder
10.8(3)*	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder
10.9(3)*	Registrant’s 1997 Employee Stock Purchase Plan, including forms of agreements thereunder
10.10(1)	Subordinated Bridge Line of Credit between the Registrant and Warburg, Pincus Ventures, L.P., dated January 22, 1997
10.11(2)	License Agreement between the Registrant and Digital Equipment Corporation, dated January 31, 1997 and Amendments thereto
10.12(2)*	1997 Management Bonus Plan
10.13(6)	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, dated December 26, 1997
10.14(6)	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, dated December 26, 1997
10.15(10)*	Employment Agreement between the Registrant and Alfred S. Chuang dated as of September 1, 1999
10.16(10)*	Employment Agreement between the Registrant and William T. Coleman III dated as of September 1, 1999
10.17(10)	Promissory Note secured by deed of trust entered into between the Registrant and Joe Menard and Laura Menard, dated December 15, 1999
10.18(10)	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated September 24, 1999
10.19(10)	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated March 15, 2000
10.20(10)*	Registrant’s 2000 Non-Qualified Stock Incentive Plan, including forms of agreements thereunder
10.21(10)	Promissory Note secured by deed of trust entered into between the Registrant and Ivan Koon and Irene Li-Ping Chueng, dated December 7, 1999
10.22(11)	Form of Lease agreement between the Registrant and ABN AMRO Leasing, Inc., dated February 13, 2001
10.23(11)*	2001 Executive Staff Bonus Plan
10.24(11)*	Registrant’s Amended 1997 Employee Stock Purchase Plan
10.25*	Secured Full Recourse Promissory Note between the Registrant and William T. Coleman, III and Claudia L. Coleman, dated November 2, 2001
10.26*	BEA Systems, Inc. Employment Agreement between the Registrant and William T. Coleman III dated November 2, 2001
10.27*	Amendment of Employment Agreement of Alfred S. Chuang dated November 2, 2001
11.1	Statement re: computation of income (loss) per share (included on page 56 of this Report)
12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Auditors

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2, filed January 31, 1997
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed March 20, 1997
(3)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed April 3, 1997
(4)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed September 9, 1998
(5)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed October 30, 1998
(6)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 10-KSB, filed April 30, 1998

(7)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed August 10, 1998
(8)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 8-K, filed June 30, 1998
(9)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed March 13, 2000
(10)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 10-K, filed May 1, 2000
(11)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 10-K, filed May 1, 2001
(12)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 8-A12G, filed October 1, 2001
*	Denotes a management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K and 8-K/A

Reports on Form 8-K and 8-K/A were not filed by the Company during the last quarter of the fiscal year ended January 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEA SYSTEMS, INC.

/s/ WILLIAM M. KLEIN
William M. Klein Chief Financial Officer and Executive Vice President—Administration

April 22, 2002

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM T. COLEMAN III William T. Coleman III	Chairman of the Board	April 22, 2002

/s/ ALFRED S. CHUANG Alfred S. Chuang	President, Chief Executive Officer and Director	April 22, 2002

/s/ WILLIAM M. KLEIN William M. Klein	Chief Financial Officer and Executive Vice President—Administration	April 22, 2002

/s/ CAROL A. BARTZ Carol A. Bartz	Director	April 22, 2002

/s/ STEWART K. P. GROSS Stewart K. P. Gross	Director	April 22, 2002

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	April 22, 2002

/s/ ROBERT L. JOSS Robert L. Joss	Director	April 22, 2002

/s/ DEAN O. MORTON Dean O. Morton	Director	April 22, 2002

BEA SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Year Ended January 31, 2002, 2001 and 2000
(in thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
January 31, 2002
Allowance for doubtful accounts	$9,399	$8,669	$7,368	$10,700

January 31, 2001
Allowance for doubtful accounts	$5,512	$5,045	$1,158	$9,399

January 31, 2000
Allowance for doubtful accounts	3,661	3,312	1,461	5,512

S-1