Form 10-Q
period 2002-04-30
BEA SYSTEMS INC
filed 2002-06-03
CIK 1031798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22369

BEA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0394711
(State or other jurisdiction of	(I. R. S. Employer
incorporation or organization)	Identification No.)

2315 North First Street
San Jose, California 95131
(Address of principal executive offices)

(408) 570-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

As of April 30, 2002, there were approximately 405,919,459 shares of the registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended April 30,
	2002	2001
Revenues:
License fees	$131,138	$161,193
Services	93,705	95,970

Total revenues	$224,843	$257,163
Cost of revenues:
Cost of license fees	4,657	5,652
Cost of services	41,890	50,745
Amortization of certain acquired intangible assets	7,695	6,413

Total cost of revenues	54,242	62,810

Gross profit	170,601	194,353
Operating expenses:
Sales and marketing	93,928	108,156
Research and development	31,335	29,525
General and administration	18,929	18,182
Amortization of goodwill	—	16,009

Total operating expenses	144,192	171,872

Income from operations	26,409	22,481
Interest expense	(5,544)	(5,645)
Write-down of equity investments	(22,386)	(10,655)
Net gains on disposal of equity investments	453	17,374
Interest income and other, net	6,594	12,643

Income before provision for income taxes	5,526	36,198
Provision for income taxes	1,658	15,574

Net income	3,868	20,624
Other comprehensive income (loss):
Foreign currency translation adjustments	(365)	(1,655)
Unrealized gain on available-for-sale investments, net of income taxes	6	85

Comprehensive income	$3,509	$19,054

Net income per share:
Basic and diluted net income per share	$0.01	$0.05

Number of shares used in per share calculations:
Basic	403,980	391,700

Diluted	421,170	424,620

See accompanying notes.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	April 30, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$853,991	$821,802
Restricted cash	669	6,903
Short-term investments	224,183	205,395
Accounts receivable, net	179,418	193,099
Deferred tax assets	—	1,983
Other current assets (see Note 2—Related Party Transaction)	34,735	34,247

Total current assets	1,292,996	1,263,429
Property and equipment, net	82,705	79,204
Goodwill, net	50,736	46,545
Acquired intangible assets, net	28,788	26,497
Long-term restricted cash	128,698	122,839
Other long-term assets (see Note 2—Related Party Transaction)	97,277	121,437

Total assets	$1,681,200	$1,659,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,855	$23,111
Accrued liabilities	147,813	147,949
Accrued facilities consolidation and severance charges	22,276	26,552
Accrued income taxes	34,634	34,719
Deferred revenues	205,026	194,846
Deferred tax liabilities	600	—
Current portion of notes payable and other obligations	1,339	1,340

Total current liabilities	435,543	428,517
Deferred tax liabilities	4,214	4,383
Notes payable and other long-term obligations	3,660	3,135
Convertible subordinated notes	550,000	550,000

Commitments and contingencies

Stockholders’ equity:
Common stock	406	404
Additional paid-in capital	922,831	913,574
Accumulated deficit	(217,683)	(221,551)
Deferred compensation	(10,938)	(12,037)
Accumulated other comprehensive loss	(6,833)	(6,474)

Total stockholders’ equity	687,783	673,916

Total liabilities and stockholders’ equity	$1,681,200	$1,659,951

See accompanying notes.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three months ended April 30,
	2002	2001
Operating activities:
Net income	$3,868	$20,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,969	4,503
Amortization of certain acquired intangible assets and acquisition-related charges	7,695	22,422
Write-down of equity investments, net of gains	21,933	(6,719)
Changes in operating assets and liabilities	10,565	43,073
Other	3,703	4,010

Net cash provided by operating activities	55,733	87,913

Investing activities:
Purchases of property and equipment	(11,658)	(6,371)
Payments for acquisitions and equity investments, net of cash acquired	(7,349)	(6,753)
Proceeds from the maturity of a long-term investment security	—	14,908
Purchase of available-for-sale short-term investments	(120,417)	(10,109)
Proceeds from maturities of available-for-sale short-term investments	99,334	33,641
Other	1,500	(2,500)

Net cash provided by (used in) investing activities	(38,590)	22,816

Financing activities:
Increase in restricted cash for collateral on land lease transaction	(1,263)	(335,800)
Net proceeds received for employee stock purchases	16,308	22,558
Other	—	(391)

Net cash provided by (used in) financing activities	15,045	(313,633)

Net increase (decrease) in cash and cash equivalents	32,188	(202,904)
Effect of exchange rate changes on cash	1	(4,640)
Cash and cash equivalents at beginning of period	821,802	907,635

Cash and cash equivalents at end of period	$853,991	$700,091

See accompanying notes.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassifications did not change the previously reported operating income or net income amounts. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2003.

The condensed consolidated balance sheet at January 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

When licenses are sold together with services, license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The majority of the Company’s licenses are recognized in this manner. For arrangements that do not meet the above criteria, the license and related services revenue is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payment is due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers arrangements with extended payment terms not to be fixed or determinable. Revenue arrangements with resellers are recognized on a sell-through basis, that is, when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (ISV’s) who

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

embed BEA’s products into their software products is recognized either upon shipment to the ISV or on a sell through basis, depending upon the facts and circumstances and BEA’s past experience with the particular ISV.

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

Investments in equity securities

As of April 30, 2002 and January 31, 2002, the Company’s net equity investments in privately-held technology companies, including the investment in WebGain, Inc., totaled $4.9 million and $27.4 million, respectively. These investments are accounted for under the cost method, as ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the operations of the investee companies. The Company regularly reviews its portfolio of equity investments for impairment. During the three months ended April 30, 2002 and 2001, the Company concluded that declines in value of the portfolio had occurred that were other than temporary. Accordingly, write-downs of these investments of approximately $22.4 million and $10.7 million were recorded for the three months ended April 30, 2002 and 2001, respectively. During the three months ended April 30, 2002 and 2001, the Company derived revenues from several of these companies representing in aggregate less than 1 percent of total revenues.

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

Short-term investments consist principally of corporate debt securities and U.S. Treasuries with remaining time to maturity of two years or less. The Company considers all investments with remaining time to maturity greater than one year but less than two years to be short-term investments, which are classified in the balance sheet as current assets, because the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity, rather the investments are selected for yield management purposes only. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the Company’s portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income and other, net.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effect of new accounting pronouncements

On February 1, 2002, the Company adopted the Statements of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. In connection with the transitional goodwill impairment evaluation under FAS 142, the Company will perform an assessment of goodwill impairment as of the date of adoption—February 1, 2002. The transitional goodwill impairment evaluation will be conducted in accordance with the procedures outlined in FAS 142 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations. The Company expects to complete the transitional impairment test by July 31, 2002. The Company does not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted FAS 144 on February 1, 2002. The adoption of FAS 144 did not have a material impact on the Company’s financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer. The Company adopted EITF No. 01-09 in the quarter ended April 30, 2002. The adoption did not have a material impact on the Company’s financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Company adopted the Announcement in the quarter ended April 30, 2002. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of the Announcement had no impact on the Company’s gross margin or net income, but did cause both services revenue and cost of services revenue to increase by approximately $892,000 for the quarter ended April 30, 2002. The adoption of the Announcement did not have a material impact on the Company’s financial position, results of operations or cash flows and, accordingly, the Company did not reclassify prior period results.

On February 27, 2002, the FASB met and discussed changes to their consolidations project that could substantially change the accounting for leases. The FASB plans to allow the public to comment on an Interpretation of FASB Statement No. 94, Consolidated Financial Statements, which will include proposed changes which may affect the accounting for leases. The FASB plans to finalize the Statement by July 31, 2002. The FASB intends to issue the final Statement with an effective date being the first day of the first fiscal year beginning after December 15, 2002 (February 1, 2003 for BEA). It is possible that interpretive changes may require that assets associated with the lease for additional corporate offices in San Jose, California would be treated as if the Company had purchased the assets. Such treatment would result in an increase to assets and liabilities of approximately $318.8 million. The Company’s restricted cash, currently held as collateral, could be returned to the Company as cash or used to offset the purchase price of the land. See Note 8 of Notes to the Condensed Consolidated Financial Statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Related Party Transactions

In connection with the sale of investments in WebGain, Inc. to WP Equity Partners, Inc., a related party, the Company recorded notes receivable from WP Equity Partners, Inc. of $24.6 million and recorded net gains of $17.4 million during the quarter ended April 30, 2001. These notes earn interest of 7 percent per annum. As of both April 30, 2002 and January 31, 2002, the balance, excluding accrued interest, due from WP Equity Partners, Inc. was $74.6 million, which is included in other long-term assets. Interest income earned on the notes receivable from WP Equity Partners, Inc. was $1.3 million for each of the quarters ended April 30, 2002 and 2001.

The Company has an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million as of April 30, 2002, which is included in other current assets. This advance was drawn pursuant to a line of credit issued to Mr. Coleman in September 1999. In addition, the Company has notes receivable from executives which total $1.2 million and $1.7 million as of April 30, 2002 and January 31, 2002, respectively, which are included in other long-term assets.

In November 2001, the Company issued a secured and full recourse line of credit of $25.0 million to William T. Coleman III. In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, an officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under either of these lines of credit at April 30, 2002 and January 31, 2002.

Note 3.    Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of the Company’s common stock outstanding less shares subject to repurchase or held in escrow. Diluted net income per share is computed based on the weighted average number of shares of the Company’s outstanding common stock and common equivalent shares (stock options and convertible notes), if dilutive. The treasury stock method is used to calculate the dilution effect of stock options. The as-if-converted method is used to calculate the dilution effect of the 4% Convertible Subordinated Notes due June 15, 2005 (“2005 Notes”) and the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”).

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended April 30,
	2002	2001
Numerator:
Numerator for basic net income per share:
Net income	$3,868	$20,624
Numerator for diluted net income per share:
Interest and amortization charges for 2005 Notes, net of taxes	—	76

Net income available to common stockholders	$3,868	$20,700

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	404,850	391,809
Weighted average shares subject to repurchase and shares held in escrow	(870)	(109)

Denominator for basic net income per share, weighted average shares outstanding	403,980	391,700
Weighted average dilutive potential common shares:
Options, shares subject to repurchase and shares held in escrow	17,190	31,190
Convertible shares on the 2005 Notes	—	1,730

Denominator for diluted net income per share	421,170	424,620

Basic and diluted net income per share	$0.01	$0.05

The computation of diluted net income per share for the three months ended April 30, 2002 excludes the impact of options to purchase approximately 23.0 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

The computation of diluted net income per share for the three months ended April 30, 2001 excludes the impact of options to purchase approximately 7.4 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be antidilutive.

Note 4.    Goodwill and Other Intangible Assets

On February 1, 2002, the Company adopted FAS 142 and as a result will no longer amortize goodwill, but will test it for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	April 30, 2002	January 31, 2002
Gross Carrying Amount of Goodwill	$184,084	$167,269
Gross Carrying Amount of Assembled Workforce reclassified to goodwill		12,624

Adjusted Gross Carrying Amount of Goodwill	184,084	179,893
Accumulated Amortization of Goodwill	(133,348)	(124,776)
Accumulated Amortization of Assembled Workforce reclassified to Goodwill		(8,572)

Net Carrying Amount of Goodwill	$50,736	$46,545

The following tables provide a summary of the carrying amount of other intangible assets that will continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	April 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$95,553	$(79,246)	$16,307
Non-compete agreements	25,346	(16,146)	9,200
Patents and trademarks	13,275	(10,544)	2,731
Other intangible assets	33,389	(32,839)	550

Total	$167,563	$(138,775)	$28,788

	January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$89,594	$(75,276)	$14,318
Non-compete agreements	22,346	(14,180)	8,166
Patents and trademarks	12,275	(9,479)	2,796
Other intangible assets	33,389	(32,172)	1,217

Total	$157,604	$(131,107)	$26,497

The total amortization expense related to goodwill and other intangible assets is provided in the table below (in thousands):

	Three Months Ended April 30, 2002	Three Months Ended April 30, 2001
Goodwill	$—	$16,009
Assembled workforce	—	1,600
Purchased technology	3,996	1,285
Non-compete agreements	1,967	1,775
Patents and trademarks	1,065	511
Other intangible assets	667	1,242

Total amortization expense	$7,695	$22,422

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to other intangible assets is provided in the table below (in thousands):

Fiscal Year	Future Amortization
Remainder of 2003	$17,146
2004	11,513
2005	129

Total	$28,788

For comparative purposes, the pro forma adjusted net income per share excluding amortization of goodwill and assembled workforce is as follows (in thousands):

	Three Months Ended April 30,
	2002	2001
Net income	$3,868	$20,624
Add back FAS 142 adjustments:
Amortization of Goodwill		16,009
Amortization of Assembled Workforce		1,600

Adjusted Net Income	$3,868	$38,233

Basic and diluted net income per share	$0.01	$0.05
Add back:
Amortization of Goodwill		0.04
Amortization of Assembled Workforce		0.00

Pro forma adjusted basic and diluted net income per share	$0.01	$0.09

Note 5.    Facilities Consolidation and Severance Charges

During the third quarter of fiscal 2002, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also includes the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from independent real estate industry sources. As of April 30, 2002, $15.2 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. During the fourth quarter of fiscal 2002, the Company reduced the scope and re-evaluated the timing of the planned construction of facilities at its San Jose, California headquarters, resulting in an additional facilities related charge of $5.0 million. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon then current actual events and circumstances.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third and fourth quarters of fiscal 2002, the Company reduced its workforce by approximately 10 percent and, accordingly, it recorded total severance charges of $15.5 million, of which $13.5 million has been paid through April 30, 2002 and $2.0 million remains accrued at April 30, 2002. The balance of accrued severance charges is expected to be fully paid by January 31, 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table provides a summary of the accrued facilities consolidation and severance charges (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	25,000	12,992	37,992
Write-off of leasehold improvements	(2,152)	—	(2,152)
Cash payments during the year	(1,447)	(10,302)	(11,749)

Balance at January 31, 2002	$21,401	$5,151	$26,552

Cash payments during the quarter	(1,158)	(3,118)	(4,276)

Balance at April 30, 2002	$20,243	$2,033	$22,276

Note 6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	April 30, 2002	January 31, 2002
Foreign currency translation adjustment	$(6,967)	$(6,602)
Unrealized gain on available-for-sale investments, net of tax	134	128

Total accumulated other comprehensive loss	$(6,833)	$(6,474)

Note 7.    Common Stock

During the three months ended April 30, 2002, the Company issued 2.1 million shares of common stock and received $9.1 million in proceeds resulting from the exercise of employee stock options.

Note 8.    Commitments and Contingencies

Litigation and other claims

The Company is subject to legal proceedings and other claims that arise, such as those arising from domestic and foreign tax authorities and employee related matters, in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to the Company.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land Lease

During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company’s San Jose, California headquarters (the “land lease”) to construct additional corporate offices and research and development facilities. Under the agreement the lessor will finance up to $331.0 million of land and associated costs. The lease has an initial term of five years with renewal options. Rent payments commence approximately at the beginning of the third year. Although no rental payments are currently being made under the land lease, the Company began expensing rent in the fourth quarter of fiscal 2002 of approximately $3.0 million per quarter, as it re-evaluated the scope and timing of the construction for additional corporate offices. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, Accounting for Leases, and, as such, the land and the related obligation discussed below are not included on the Company’s balance sheet.

Total minimum lease payments are estimated to be approximately $11.6 million per year commencing in fiscal 2004 through fiscal 2006, and are calculated based on the variable London Interbank Offering Rate (LIBOR). The minimum lease payments will fluctuate from time to time depending on changes in LIBOR. As of April 30, 2002, the outstanding lease balance was approximately $318.8 million. The Company has an option to renew the lease agreement, purchase the land at the end of the term of the lease for the outstanding lease balance, or, prior to the end of the lease, to arrange for the sale of the property to a third party. If the Company elects to arrange for the sale of the property, it is obligated to pay any shortfall between the sales price and the outstanding lease balance under a residual value guarantee of up to $331.0 million. If it became probable that the value of the leased property would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed over the remaining term of the lease. As part of the lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $128.7 million as of April 30, 2002. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. The Company has classified this amount as a long-term restricted asset on the consolidated balance sheet at April 30, 2002. The Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of April 30, 2002, the Company was in compliance with all financial covenants. In the event of a default, the lessor may demand payment equal to the lessor’s investment, require BEA to purchase, facilitate the sale of, or surrender the property.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (“BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002, and subsequent SEC filings. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding future operating results, the extension of computer systems to the Internet, opportunities for expansion of our business, additional acquisitions and licensing of technology, the goals of our indirect distribution network, the success and benefits of our developer program, seasonality of orders, continuation of certain products and services accounting for a majority of revenues, continued investment in product development, product releases, growth in markets, consolidation among companies, investing in sales channels and marketing programs, increases in research and development expenses, devoting substantial resources to product development, expected amortization of intangible assets, continuing to make additional acquisitions, satisfaction of cash requirements, the effects of the adoption of new accounting pronouncements, the establishment of product distribution arrangements, the increase in staff and the improvement in financial reporting and controls, the fluctuation of lease payments, the commencement of any construction and the obtaining of financing, the evaluation of realizability of deferred tax assets, the costs of abandoning leased facilities and the incurrence of severance charges. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors That May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

BEA is the world’s leading application infrastructure software company. BEA’s WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”) and hardware vendors that are our partners, allies and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, software, services, manufacturing, government, retail, airlines, package delivery and insurance. The BEA WebLogic Enterprise Platform™ provides application infrastructure for building an integrated e-business, allowing customers to integrate private client/ server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, Web-based banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on a per-user basis.

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

Investment in Distribution Channels.    In August 2000, we announced a major planned investment in expansion of our indirect distribution network through stronger relationships with SIs, ISVs, application service providers, original equipment manufacturers, and distributors. The goals of this program are (1) to increase the revenue contribution from indirect sources from approximately 20 percent prior to the program to approximately 40 percent in fiscal 2005, and (2) to increase the number of projects we can address by increasing the pool of consultants available to assist customers with development and deployment of applications on our platform. In fiscal 2002, approximately 31 percent of our revenue was influenced by indirect sources, which is within our expected progress toward our goal. At inception of the program, we estimated that approximately 2,000 independent consultants had been trained on BEA software. As of April 30, 2002, we estimate that a total of approximately 12,000 consultants had been trained on our software. Although results of our investment in indirect distribution channels to date have met our goals, there can be no assurance that SIs, ISVs and other third parties will continue to use or recommend our products.

Investment in Developer Programs.    Our products are a platform for Java application development and deployment, both packaged applications built and sold by ISVs and custom applications built by our customers and SI partners. Success in a platform market requires that a large number of developers are trained on and actively using our platform. As a result, we have made a substantial investment in building programs to attract and retain Java developers. In addition, BEA WebLogic Workshop, which is currently in beta, is designed to allow developers who are not trained in Java, such as developers who primarily use Visual Basic, Power Builder or COBOL, to quickly and easily become productive in Java and on BEA WebLogic Server. As a result, we are investing in programs to go beyond the current community of Java developers and attract developers currently using non-Java platforms. There can be no assurance that our investment in these programs will be successful.

Acquisitions.    Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy has focused primarily on using cash or stock to purchase small development teams that we believe can build features or products that complement or expand our products. For any acquisition, there can be no assurance that the acquisition (1) will not be dilutive to earnings, (2) will be successfully integrated into our company, or (3) that product development will be completed and integrated successfully. In addition, the price paid for any acquisition is subject to negotiation between the parties, and the valuation of potential acquisition targets is not an exact science. As a result, there can be no assurance that any acquisition will be done at a correct valuation.

Results of Operations

The following table sets forth certain line items in our consolidated statements of operations as a percentage of total revenues for the fiscal quarters ended April 30, 2002 and 2001.

	Fiscal Quarter Ended April 30,
	2002	2001
Revenues:
License fees	58.3%	62.7%
Services	41.7	37.3

Total revenues	100.0	100.0
Cost of revenues:
Cost of license fees(1)	3.6	3.5
Cost of services(1)	44.7	52.9
Amortization of certain acquired intangible assets	3.4	2.5

Total cost of revenues	24.1	24.4

Gross margin	75.9	75.6
Operating expenses:
Sales and marketing	41.8	42.1
Research and development	13.9	11.5
General and administrative	8.4	7.1
Amortization of goodwill	—	6.2

Income from operations	11.8	8.7
Interest income (expense) and other, net	(9.3)	5.4

Income before provision for income taxes	2.5	14.1
Provision for income taxes	0.8	6.1

Net income	1.7%	8.0%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three Months Ended April 30,		Percentage Change
	2002	2001
Total revenues	$224,843	$257,163	(12.6)%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. The decrease in total revenues for the quarter ended April 30, 2002 (the “first quarter of fiscal 2003”) from the same quarter in the prior fiscal year (the “first quarter of fiscal 2002”) is primarily due to reductions in IT spending on a worldwide basis and the economic downturn. Both license revenues and consulting and education revenues decreased in the first quarter of fiscal 2003, which were partially offset by growth in customer support revenues, as described below.

License Revenues (in thousands):

	Three Months Ended April 30,		Percentage Change
	2002	2001
Total license revenues	$131,138	$161,193	(18.6)%

The decrease in license revenues for the first quarter of fiscal 2003 from the same quarter in the prior fiscal year was primarily due to reductions in IT spending on a worldwide basis and the economic downturn. License revenues as a percentage of total revenues decreased from 62.7 percent in the first quarter of fiscal 2002 to 58.3 percent in the first quarter of fiscal 2003. The decrease in license revenues as a percentage of total revenues is due to the decrease in license revenues of 18.6 percent while total service revenues decreased by only 2.4 percent, resulting in a higher overall mix of service revenues.

Service Revenues (in thousands):

	Three Months Ended April 30,		Percentage Change
	2002	2001
Consulting and education revenues	$27,824	$43,331	(35.8)%
Customer support revenues	65,881	52,639	25.2%

Total service revenues	$93,705	$95,970	(2.4)%

Consulting and education revenues consist of professional services related to the deployment and use our software products, and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The small decrease from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 in total service revenues was mainly attributable to the decline in consulting and education revenues offset by growth in customer support revenues, which was driven by maintenance renewals on our existing installed base of software licenses as well as new maintenance contracts sold together with new sales of software licenses. Service revenues as a percentage of total revenues increased from 37.3 percent in the first quarter of fiscal 2002 to 41.7 percent in the first quarter of fiscal 2003, due to the 18.6 percent decline in license revenues. Consulting and education revenues as a percentage of total service revenues decreased from 45.2 percent in the first quarter of fiscal 2002 to 29.7 percent in the first quarter of fiscal 2003 as we continued to execute our strategy of having strategic partners provide consulting services related to the deployment and use of our software products, which began to impact our consulting and education revenues in late fiscal 2001, which, combined with general reductions in IT spending on a worldwide basis and the economic slowdown, caused us to experience a significant decrease in our lower margin consulting and education revenues.

Revenues by Geographic Region (in thousands):

	Three Months Ended April 30, 2002	Percentage of Consolidated Total Revenues	Three Months Ended April 30, 2001	Percentage of Consolidated Total Revenues
Americas	$126,360	56.2%	$151,800	59.0%
European, Middle East and Africa region (“EMEA”)	65,493	29.1	75,104	29.2
Asia/Pacific region (“APAC”)	32,990	14.7	30,259	11.8

Total revenues	$224,843	100%	$257,163	100%

For each of the thirteen fiscal quarters ended April 30, 2002, EMEA and APAC revenues as a percentage of total revenues have ranged from 26 percent to 33 percent for EMEA and 7 percent to 16 percent for APAC. These ranges may fluctuate in the future depending upon local economic conditions in EMEA and APAC and whether a large sale is made in a particular region. Revenues in absolute dollars in the Americas and EMEA declined from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 due to the economic downturn and reductions in IT spending, while revenues in APAC increased over this period due primarily to our entry into the Chinese market in the second quarter of fiscal 2002.

Cost of Revenues (in thousands):

	Three Months Ended April 30,		Percentage Change
	2002	2001
Cost of licenses	$4,657	$5,652	(17.6)%
Cost of services	41,890	50,745	(17.4)%
Amortization of acquired intangible assets included in cost of revenues	7,695	6,413	20.0%

Total cost of revenues	$54,242	$62,810	(13.6)%

Total cost of revenues represented 24.1 percent and 24.4 percent of total revenues in the first quarter of fiscal 2003 and 2002, respectively. The decrease from fiscal 2002 to fiscal 2003 in total cost of revenues in absolute dollars was primarily due to decreases in our lower margin consulting and education revenues, which generally carry a higher cost of revenues.

Cost of Licenses.    Cost of licenses, as referenced in the table above, includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. Cost of licenses was 3.6 percent and 3.5 percent of license revenues for the first quarter of fiscal 2003 and 2002, respectively. The decrease in cost of licenses in absolute dollars from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 was primarily due to a decrease in distribution costs and royalties as a result of lower overall license revenues.

Cost of Services.    Cost of services, as referenced in the table above, consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services represented 44.7 percent, and 52.9 percent of service revenues in the first quarter of fiscal 2003 and 2002, respectively. Cost of services in absolute dollars and as a percentage of service revenues has decreased due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues.

Amortization of Acquired Intangible Assets included in Cost of Revenues.    The amortization of certain acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base, patents and trademarks and distribution rights. The increase in amortization from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 was primarily due to additional intangible assets acquired as a result of a number of strategic acquisitions completed in fiscal 2002 and 2003, particularly the acquisition of CrossGain Corporation in the second quarter of fiscal 2002, offset by certain balances of intangible assets becoming fully amortized or being written-down subsequent to the first quarter of fiscal 2002. In the future, amortization expense associated with intangible assets recorded prior to April 30, 2002 is currently expected to total approximately $7.4 million, $6.4 million and $3.4 million for the second, third and fourth quarters of fiscal 2003, respectively, and $11.5 million and $129,000 for the years ending January 31, 2004 and 2005, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three Months Ended April 30,		Percentage Change
	2002	2001
Sales and marketing expenses	$93,928	$108,156	(13.2)%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The quarter over quarter decrease in sales and marketing expenses were due to cost-cutting initiatives implemented during the second half of fiscal 2002 and reduced commissions paid to our sales force as a result of lower total revenues. Sales and marketing expenses as a percentage of total revenues decreased slightly from 42.1 percent in the first quarter of fiscal 2002 to 41.8 percent in the first quarter of fiscal 2003.

Research and Development (in thousands):

	Three Months Ended April 30,		Percentage Change
	2002	2001
Research and development expenses	$31,335	$29,525	6.1%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The quarter over quarter increase in research and development expenses was due to increases in product development personnel and expenses associated with the development and release of several new products and product versions as well as our acquisition of CrossGain Corporation in July of 2001 and other acquisitions of small companies engaged in research and development activities. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods. Research and development expenses as a percentage of total revenues increased from 11.5 percent in the first quarter of fiscal 2002 to 13.9 percent in the first quarter of fiscal 2003, due primarily to the 12.6 percent decline in total revenues.

General and Administrative (in thousands):
	Three Months Ended April 30,		Percentage Change
	2002	2001
General and administrative expenses	$18,929	$18,182	4.1%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. The quarter over quarter increase in general and administrative expenses was due primarily to an increase in bad debt expense and facilities costs, offset in part by general cost cutting initiatives. General and administrative expenses as a percentage of total revenues increased from 7.1 percent in the first quarter of fiscal 2002 to 8.4 percent in the first quarter of fiscal 2003, due primarily to the 12.6 percent decline in total revenues.

Amortization of Goodwill. Amortization of goodwill totaled $0 and $16.0 million in the first quarter of fiscal 2003 and 2002, respectively. Commencing February 1, 2002, goodwill was no longer amortized in accordance with new accounting guidelines (see Effect of New Accounting Pronouncements below).

Interest Income (Expense) and Other, Net (in thousands):

	Three Months Ended April 30,		Percentage Change Quarter vs. Quarter
	2002	2001
Interest expense	$(5,544)	$(5,645)	(1.8)%
Write-down of equity investments	(22,386)	(10,655)	110.1%
Net gains on disposal of equity investments	453	17,374	(97.4)%
Interest income and other, net	6,594	12,643	(47.8)%

Total interest income (expense) and other, net	$(20,883)	$13,717	(252.2)%

The decrease in interest income from the first quarter of fiscal 2002 to the first quarter of fiscal 2003 is due to lower returns on our investments due to significant reductions in interest rates during the second half of fiscal 2002.

In the first quarter of fiscal 2003 we recorded a write-down of our remaining investment in WebGain, Inc. (“WebGain”), a privately held software company, of $22.4 million. In the first quarter of fiscal 2002 we recorded net gains of $17.4 million, which were in accordance with agreements regarding the sale of a portion of our investment in WebGain to WP Equity Partners, Inc., a related party. We also recorded a write-down of other equity investments in privately held companies of $10.7 million in the first quarter of fiscal 2002. We have a net remaining balance of equity investments in privately held technology companies of $4.9 million at April 30, 2002. Such investments may become further impaired in the remainder of fiscal 2003, particularly in view of the difficulties many such technology companies have had in raising additional capital in the current economic climate.

Provision for Income Tax

We have provided for income tax expense of $1.7 million and $15.6 million for the first quarter of fiscal 2003 and 2002, respectively. Our effective income tax rate was 30 percent and 43 percent for the first quarter of fiscal 2003 and 2002, respectively. The decrease in the income tax rate for the first quarter of fiscal 2003 relative to the first quarter of fiscal 2002 is due primarily to the effect of the non-deductible goodwill amortization, which is no longer expensed for financial statement purposes. Refer to the Effect of New Accounting Pronouncements section below for the impacts of the adoption of FAS 142 on our financial statements. Our effective tax rate for the first quarter of fiscal 2003 differed from the US federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings. Our effective tax rate for the first quarter of fiscal 2002 differed from the US federal statutory rate of 35 percent primarily due to non-deductible goodwill amortization, partially offset by the benefits of low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our historical operating performance and the reported cumulative net losses from prior years, we have provided a valuation allowance against our net deferred tax assets to the extent that they are dependent upon future taxable income for realization. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

As of April 30, 2002, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,078.2 million, which increased from $1,027.2 million at January 31, 2002.

Our cash flow from operations of $55.7 million in the first quarter of fiscal 2003 decreased from $87.9 million in the same quarter of the prior fiscal year. The primary reason for this decrease was that accrued liabilities decreased by only $136,000 in the first quarter of fiscal 2003 but increased by $21.6 million in the same quarter of the prior fiscal year. In addition, deferred revenues increased by only $10.2 million in the first quarter of fiscal 2003 compared to $18.4 million in the first quarter of fiscal 2002. These changes were offset by a decrease in accounts receivable of $13.7 million in the first quarter of fiscal 2003 versus a decrease of $8.9 million in the same quarter of the prior fiscal year.

Cash used in investing activities of $38.6 million in the first quarter of fiscal 2003 decreased from cash provided by investing activities of $22.8 million in the same quarter of the prior fiscal year. This decrease was primarily due to an increase in net purchases of short-term investments plus an increase in property and equipment purchases as well as a decrease in maturities of long-term investment securities.

Cash provided by financing activities in the first quarter of fiscal 2003 of $15.0 million was primarily related to $16.3 million from the issuance of common stock under employee stock ownership plans. Cash used in financing activities of $313.6 million in the first quarter of fiscal 2002 was primarily related to the $335.8 million increase in restricted cash for collateral on a lease transaction, offset by proceeds of $22.6 million from the issuance of common stock under employee stock plans.

As of April 30, 2002, our outstanding short and long-term debt obligations were $555.0 million, slightly up from $554.5 million at January 31, 2002. At April 30, 2002, our outstanding obligations consisted of $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) and $5.0 million of other obligations. The 2006 Notes may be settled in cash or stock, depending upon future prices of our common stock. If, during the period from December 20, 2002 to December 14, 2004, the price of our common stock exceeds $48.51 for at least 20 trading days within a period of 30 consecutive trading days, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond (equivalent to a stock price of $34.65 per share) or cash plus a premium of up to 2.3%, at the option of the bondholder. For the period from December 15, 2004 to maturity on December 15, 2006, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond or cash plus a premium of up to 1.2%, at the option of the bondholder, if the price of our common stock, as calculated above, exceeds $34.65. If our stock price, as calculated above, does not exceed $48.51 during the period from December 20, 2002 to December 14, 2004, and if the price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we will be required to repay the notes in cash on the maturity date of December 15, 2006.

During the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California headquarters (the “land lease”) to construct additional corporate offices and research and development facilities. Under the land lease agreement, the lessor agreed to finance up to $331.0 million of land and associated costs. As of April 30, 2002, the outstanding lease balance was approximately $318.8 million. Total minimum lease payments are estimated to be approximately $11.6 million per year, commencing in fiscal 2004 through fiscal 2006 and are based on the variable London Interbank Offering Rate (“LIBOR”). Actual payments will fluctuate from time to time depending on changes in LIBOR. In the future, we may lengthen the land lease, have additional improvements built on the land, purchase the land under our purchase option, or arrange to sell the land, or parcels of the land. If the Company determines to not pursue, completely or in part, the construction of additional corporate offices, this could result in a material charge to earnings. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding the land lease.

As part of the lease agreement, we must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $128.7 million as of April 30, 2002. This amount represents collateral for specified obligations to the lessor under the lease. The cash is restricted as to withdrawal and is managed by a third party subject to certain limitations. We have classified this amount as a long-term restricted asset on our consolidated balance sheet at April 30, 2002. We also must maintain certain covenants, including liquidity, leverage and profitability ratios. As of April 30, 2002, we were in compliance with all financial covenants. In the event of a default, the lessor may demand payment equal to the lessor’s outstanding lease balance, require us to purchase the land, facilitate the sale of the property or surrender the property.

If we chose to purchase the land, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet.

No BEA officers or employees have any financial interest with regards to the land lease arrangement.

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through April 30, 2003. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, if at all, or on terms favorable to us.

Related Party Transactions

In connection with the sale of investments in WebGain, Inc. to WP Equity Partners, Inc., a related party, we recorded notes receivable from WP Equity Partners, Inc. of $24.6 million and recorded net gains of $17.4 million during the quarter ended April 30, 2001. These notes earn interest of 7 percent per annum. As of both April 30, 2002 and January 31, 2002, the balance, excluding accrued interest, due from WP Equity Partners, Inc. was $74.6 million. Interest income earned on the notes receivable from WP Equity Partners, Inc. was $1.3 million for each of the quarters ended April 30, 2002 and 2001.

We have an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million as of April 30, 2002. This advance was drawn pursuant to a line of credit issued to Mr. Coleman in September 1999. In addition, we have notes receivable from executives which total $1.2 million and $1.7 million as of April 30, 2002 and January 31, 2002, respectively.

In November 2001, we issued a secured and full recourse line of credit of $25.0 million to William T. Coleman III. In September 1999, we issued an unsecured line of credit to Alfred Chuang, an officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under either of these lines of credit at April 30, 2002 and January 31, 2002.

Effect of New Accounting Pronouncements

On February 1, 2002, we adopted the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. In connection with the transitional goodwill impairment evaluation under FAS 142, we will perform an assessment of goodwill impairment as of the date of adoption—February 1, 2002. The transitional goodwill impairment evaluation will be conducted in accordance with the procedures outlined in FAS 142 and any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the statement of operations. We expect to complete the transitional impairment test by July 31, 2002. We do not expect to record an impairment charge upon completion of the test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We adopted FAS 144 on February 1, 2002. The adoption of FAS 144 did not have a material impact on our financial position or results of operations.

In November 2001, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which addresses the accounting for consideration given by a vendor to a customer. We adopted EITF No. 01-09 in the quarter ended April 30, 2002. The adoption did not have a material impact on our financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. We adopted the Announcement in the quarter ended April 30, 2002. Historically, we have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of the Announcement had no impact on our gross margin or net income, but did cause both services revenue and cost of services revenue to increase by approximately $892,000 for the quarter ended April 30, 2002. The adoption of the Announcement did not have a material impact on our financial position, results of operations or cash flows and, accordingly, we did not reclassify prior period results.

On February 27, 2002, the FASB met and discussed changes to their consolidations project that could substantially change the accounting for leases. The FASB plans to allow the public to comment on an Interpretation of FASB Statement No. 94, Consolidated Financial Statements, which will include proposed changes which may affect the accounting for leases. The FASB plans to finalize the Statement by July 31, 2002. The FASB intends to issue the final Statement with an effective date being the first day of the first fiscal year beginning after December 15, 2002 (February 1, 2003 for BEA). It is possible that interpretive changes may require that assets associated with our lease for additional corporate offices in San Jose, California would be treated as if we had purchased the assets. The treatment would result in an increase to assets and liabilities of approximately $318.8 million. Our restricted cash, currently held as collateral, could be returned to us as cash or used to offset the purchase price of the land. See Note 8 of the Notes to our Condensed Consolidated Financial Statements.

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

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts’ or investors’ expectations and may result in a decline in our stock price

Although we have experienced significant revenue growth in recent years, this growth rate has declined substantially in recent quarters. For example, in the quarter ended October 31, 2001, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended April 30, 2002 and January 31, 2002 our revenues declined as compared the same quarterly periods in the prior year. In addition, in our second fiscal quarter earnings release in August 2001 and again in our third fiscal quarter earnings announcement in November 2001, we revised downward our financial guidance for revenue and earnings for the remainder of fiscal 2002. Further, in our first fiscal quarter earnings announcement in May 2002, we revised downward our financial guidance for revenue and earnings for our second quarter of fiscal 2003 and revised downward the low end of the range we gave on our revenue guidance for the remainder of fiscal 2003. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the declines in the prices of many such stocks from March 2000 through the present.

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

As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance

A material portion of our revenues has been derived from large orders, as major customers deployed our products. We have also recently been increasing our focus on these larger orders. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. The majority of our revenue originates from a large number of small orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of recent and possible future terrorist activities and related military and security actions, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. This risk is particularly relevant with respect to large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like us, sell enterprise-wide software solutions, have announced in recent quarters that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

Some of our principal competitors currently are also hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM, Sun Microsystems and Hewlett-Packard are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its significantly greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware, software and related service sales. Due to these factors, if we do not sufficiently differentiate our products based on functionality, interoperability with non-IBM systems, performance, total cost of ownership, return on investment and reliability, and establish our products as more effective solutions to customers’ technological and economic needs, our revenues and operating results will suffer.

Microsoft has announced that it intends to include certain application server and integration functionality in its .NET initiative. Microsoft’s .NET initiative is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET initiative, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET initiative and the bundling of competing functionality in versions of Windows requires us to compete with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets and their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

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

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results

We currently derive the majority of our license and service revenues from BEA WebLogic® Server, BEA Tuxedo® and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our consulting services. This trend may continue, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. If this trend reverses, it may adversely affect our overall operating margins since our services revenue margins are lower than our product revenue margins. In addition, as we introduce new versions of our two main products, such as WebLogic Server and BEA Tuxedo, any delay or failure of these new versions to gain market acceptance among new and existing customers would have an adverse affect on our revenues and other operating results. In addition, we have recently introduced (in beta) our WebLogic Workshop tools product and related developer initiatives to help broaden the base of developers who can utilize our technologies and products. If WebLogic Workshop and these related initiatives are not successful, or less successful than we anticipate, it will have an adverse impact on our sales of BEA WebLogic products, the principal driver of our revenue, and related products and services, as well as adversely affect our profit margins.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue and profits

Although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. In addition, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (“SAB 101”). We adopted the provisions of SAB 101 in our fourth fiscal quarter of 2001. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, our lease for additional corporate offices in San Jose, California, investments in equity securities, income taxes, facilities consolidation, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. Some of these matters are also among topics currently under reexamination by accounting standards setters and regulators, such as revenue recognition and our lease for additional corporate offices in San Jose, California. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

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

It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

We were incorporated in January 1995 and therefore have a relatively limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic, a software product which we acquired in September 1998, and from BEA Tuxedo, a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic and Tuxedo. We have also acquired a number of additional technologies, products and businesses. Our limited operating history and the need to continue to integrate a number of separate and independent business operations subject our business to numerous risks. At April 30, 2002, we had an accumulated deficit of approximately $217.7 million. In addition, in connection with acquisitions completed prior to April 30, 2002, we recorded approximately $434.2 million as intangible assets and goodwill of which approximately $354.7 million has been amortized or written-off as of April 30, 2002. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses, particularly in light of recent changes in regulations governing how we account for such transactions. See below “If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.” If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect. Moreover, we implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Although we first reported a net income under generally accepted accounting principles for the quarter ended July 31, 2001, we reported a net loss under generally accepted accounting principles for the quarters ended October 31, 2001 and January 31, 2002, due in part to the asset impairment charges discussed above. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, the possibility of future impairment charges and charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods.

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

If the markets for application servers, application integration and application component software and Web services do not grow as quickly as we expect, our revenues will be harmed

We sell our products and services in the application server, application integration and application component markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise–wide distributed computing environment and to the Internet through the use of application server and integration technology. There can be no assurance that the markets for application server and integration technology and related services will continue to grow. Even if they do grow they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States. If these markets fail to grow or grow more slowly than we currently anticipate, our business, results of operations and financial condition will be adversely affected.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

It is possible that third parties, including competitors or our technology partners, could claim our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages or settlement amounts, cease offering any subject technology or products altogether, require us to enter into royalty or license agreements and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

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

On June 29, 2001, the Financial Accounting Standards Board (“FASB”) eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA’s cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $79.5 million at April 30, 2002, so if we are required to take such additional impairment charges, the amounts could be material to our results of operations.

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

Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

International revenues accounted for 46.7 percent and 42.9 percent of our consolidated revenues in the first quarter of fiscal 2003 and 2002, respectively. We sell our products and services through a network of branches and subsidiaries located in 33 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining U.S. accounting standards, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property rights and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business. In particular, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets may also impact our international revenues. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

If we are unable to manage growth, our business will suffer

We have experienced substantial growth that has placed a strain on our administrative and operational infrastructure. Our recent workforce reduction announced in November 2001 has also impacted this strain. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to over 3,120 employees in 91 offices in 33 countries at April 30, 2002. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls; reporting systems and procedures; and information technology infrastructure. In this regard, we are currently updating our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and to continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We have a real estate leasing structure, which could result in substantial charges to our consolidated statement of operations, a substantial increase in liabilities on our consolidated balance sheet and substantial cash payments

In connection with a lease transaction for real estate in San Jose, California that we entered into in the first quarter of fiscal 2002 for the construction of additional corporate offices, we have restricted approximately $128.7 million out of our total cash, cash equivalents and investment securities as of April 30, 2002, as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. We currently anticipate that, commencing in fiscal 2004, we will be required under this real estate transaction to make annual lease payments of approximately $11.6 million, which will fluctuate from time to time depending on short-term interest rates. During our quarter ended January 31, 2002, we re-evaluated the scope and timing of our construction for additional corporate offices, which resulted in our recognizing a charge of $5.0 million. In addition, we began recognizing rent expense of approximately $3.0 million per quarter. If we determine to not pursue, completely or in part, the construction, we may be required to recognize a material charge to earnings.

Under the land lease agreement a third-party lessor agreed to finance up to $331.0 million of land and associated costs. The land lease has an initial term of five years, and we have an option to renew the lease agreement, to purchase the land at any time during the lease for the outstanding lease balance or to arrange for the sale of the land to a third party. If we elect to arrange for the sale of the land, we are obligated to pay any shortfall between the sales price and the outstanding lease balance under a residual value guarantee. This payment could materially decrease our cash available for working capital and make other sources of financing more difficult to obtain. If it became probable that the value of the leased land would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed over the remaining term of the lease which expires in 2006. However, management will continue to assess the fair value of the land to assess whether it is probable that a liability will be incurred under the residual value guarantee. This type of assessment is highly subjective and involves a detailed understanding of such factors as the current real estate market conditions as well as future expectations for the market. Due to historical and expected volatility of the real estate market, there may be a time at which management is unable to reasonably estimate the fair value of the property at the end of the lease term or management determines that the fair value is less than the outstanding lease balance. Accordingly, we may be required to record a liability under our residual value guarantee related to the land lease at a future date, which may have a material adverse effect on our operating results.

In addition, if we chose to purchase the land, for any reason, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet.

In addition, a regulatory body governing the way in which we account for this lease, the Financial Accounting Standards Board (“FASB”) is currently in the process of formulating an Interpretation of Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements, which relates to the accounting for these types of leases. An interpretive release is currently scheduled to be finalized by July 2002 and effectiveness by December 15, 2002. It is possible that interpretive changes may require that assets associated with our lease for additional corporate offices in San Jose, California would be treated as if we had purchased the assets. The treatment would result in an increase to assets and liabilities of approximately $318.8 million. Our restricted cash, currently held as collateral, could be returned to us as cash or used to offset the purchase price of the land. See Note 8 of the Notes to our Condensed Consolidated Financial Statements.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in future substantial expenses and adverse cash outflows

At April 30, 2002, we had approximately $550.0 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, payment of principal and interest on our other indebtedness, the lease payments discussed above, future capital expenditures, payments on our other leases and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could cause a default under agreements governing our other indebtedness.

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

During the first quarter of fiscal 2003, we recorded a charge to earnings of $22.4 million related to impaired assets acquired as part of our privately held technology company investment program. We have an investments balance of $4.9 million at April 30, 2002, and there is a significant risk that we will be required to treat a substantial portion, if not all, of such investments as impaired, particularly in view of the difficulties many such companies have had in raising additional capital in the current unfavorable economic climate and less favorable financing terms currently available. If such assets were impaired, we would be required to take a charge to earnings which could be as large as the $4.9 million carrying balance of such investments.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Foreign Exchange

BEA’s revenues originating outside the United States were 46.7 percent and 42.9 percent of total revenues in the first quarter of fiscal 2003 and 2002, respectively. International revenues from each geographic sub-region outside of the United States were less than 10 percent of total revenues in the first quarter of fiscal 2003 and 2002, respectively. International sales were made mostly from the Company’s foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

The Company has a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Canadian, Asian and Latin American currencies. A forward foreign exchange contract obligates the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in the Company’s foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of significant foreign currency transaction gains and losses. The Company does not use foreign currency contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income and other, net. Net losses resulting from foreign currency transactions were approximately $80,000 for the first quarter of fiscal 2003.

The Company’s outstanding forward contracts as of April 30, 2002 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rate in April 2002 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 92 days or less as of April 30, 2002.

	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Functional Currency—U.S. Dollar
Euros	$39,100	1.129
British pounds	(8,700)	0.695
Japanese yen	8,000	130.512
Swedish krona	10,500	10.318
Canadian dollars	4,500	1.593
Korean won	17,300	1,334.169
Australian dollars	7,800	1.883
Mexican pesos	2,100	9.126
Israeli shekels	(300)	4.725
Brazilian reals	(1,100)	2.355
Singapore dollar	(5,300)	1.836
Swiss francs	(3,300)	1.661
Norwegian krone	(2,400)	8.790

Total	$68,200

Functional Currency—EURO
British pounds	$(8,400)	0.692
Swiss francs	6,000	1.657
Norwegian krone	1,100	8.743
Swedish krona	3,600	10.283
Israeli shekels	4,800	4.793

Total	$7,100

Grand total	$75,300

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

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, the Company reduces its interest rate risk by investing its cash in instruments with short maturities. As of April 30, 2002, the average holding period until maturity of the Company’s cash equivalents, short and long-term restricted cash and short-term investments was approximately 107 days. The table below presents the principal amount and related weighted average interest rates for the Company’s investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at April 30, 2002:

	Fair Value	Average Interest Rate
Cash equivalents	$704,061	1.95%
Short-term investments (0-1 year)	105,578	2.41%
Short-term investments (1-2 years)	118,605	3.91%
Short-term restricted cash (0-1 year)	669	2.00%
Long-term restricted cash (0-1 year)	128,698	2.03%

Total cash and investment securities	$1,057,611

The Company is exposed to changes in short-term interest rates through a lease that the Company entered into on February 13, 2001, which includes a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The annual lease expense will fluctuate from time to time depending on changes in LIBOR. A 1.0 percent increase in LIBOR will generate an increase in annual lease expense of approximately $3.3 million. The Company is also exposed to changes in short-term interest rates through its invested balances of cash equivalents, restricted cash and short term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent decrease in short-term interest rates would result in an annual reduction of interest income of approximately $9.0 million.

Investments in Equity Securities

The Company has made investments in several privately-held companies with an aggregate net carrying value of $4.9 million as of April 30, 2002, several of which can still be considered in the start-up or development stages. These nonmarketable investments are accounted for under the cost method, as ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that the Company could lose its entire initial investment in these companies. As a part of management’s process of regularly reviewing these investments for impairment, the Company recorded a write-down of $22.4 million of an investment, which was determined to be other than temporarily impaired in the first quarter of fiscal 2003.

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Registrant’s Amended and Restated Bylaws.

4.1		Reference is made to Exhibit 3.1.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Registrant’s registration statement on Form SB-2 (Registration No. 333-20791).
(2)	Incorporated by reference to Exhibit 3.2 previously filed with amendment No. 1 to the Registrant’s registration statement on Form S-3 (File No. 333-83642).

(b)    Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/s/ WILLIAM M. KLEIN
William M. Klein Chief Financial Officer and Executive Vice President—Administration (Duly Authorized Officer and Principal Financial Officer)

Dated: May 31, 2002