Form 10-Q
period 2002-07-31
BEA SYSTEMS INC
filed 2002-09-16
CIK 1031798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22369

BEA SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0394711
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

2315 North First Street
San Jose, California 95131
(Address of principal executive offices)

(408) 570-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

As of August 31, 2002, there were approximately 409,563,155 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  AND COMPREHENSIVE INCOME
(in thousands, except per share data)
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Revenues:
License fees	$124,063	$172,211	$255,201	$333,404
Services	101,800	95,553	195,505	191,523

Total revenues	225,863	267,764	450,706	524,927
Cost of revenues:
Cost of license fees	4,459	6,041	9,116	11,692
Cost of services	43,730	47,675	85,620	98,421
Amortization of acquired intangible assets	7,404	6,003	15,099	12,416

Total cost of revenues	55,593	59,719	109,835	122,529

Gross profit	170,270	208,045	340,871	402,398
Operating expenses:
Sales and marketing	91,007	105,067	184,935	213,223
Research and development	33,185	31,525	64,520	61,050
General and administration	18,730	19,954	37,659	38,136
Amortization of goodwill	—	15,109	—	31,118

Total operating expenses	142,922	171,655	287,114	343,527

Income from operations	27,348	36,390	53,757	58,871
Interest expense	(5,518)	(5,629)	(11,062)	(11,274)
Write-down of equity investments	—	(500)	(22,386)	(11,155)
Net gains on sale of equity investments (see Note 2—Related Party Transactions)	—	—	453	17,374
Interest income and other, net	7,094	10,370	13,688	23,013

Income before provision for income taxes	28,924	40,631	34,450	76,829
Provision for income taxes	8,677	16,676	10,335	32,250

Net income	20,247	23,955	24,115	44,579
Other comprehensive income (loss):
Foreign currency translation adjustments	3,155	(1,326)	2,790	(2,981)
Unrealized gain on available-for-sale investments, net of income taxes	1,199	(29)	1,205	57

Comprehensive income	$24,601	$22,600	$28,110	$41,655

Net income per share:
Basic and diluted net income per share	$0.05	$0.06	$0.06	$0.11

Number of shares used in per share calculations:
Basic	406,760	394,910	405,370	393,305

Diluted	417,400	423,570	419,285	424,095

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	July 31, 2002	January 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$813,257	$821,802
Restricted cash	1,003	6,903
Short-term investments	289,775	205,395
Accounts receivable, net	189,171	193,099
Deferred tax assets	—	1,983
Other current assets (see Note 2—Related Party Transactions)	39,788	34,247

Total current assets	1,332,994	1,263,429
Property and equipment, net	76,468	79,204
Goodwill, net	51,297	46,545
Acquired intangible assets, net	21,384	26,497
Long-term restricted cash	129,414	122,839
Other long-term assets (see Note 2—Related Party Transactions)	116,913	121,437

Total assets	$1,728,470	$1,659,951

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,360	$23,111
Accrued liabilities	141,280	147,949
Accrued facilities consolidation and severance charges	20,523	26,552
Accrued income taxes	42,975	34,719
Deferred revenues	214,694	194,846
Deferred tax liabilities	600	—
Current portion of notes payable and other obligations	164	1,340

Total current liabilities	437,596	428,517
Deferred tax liabilities	4,214	4,383
Notes payable and other long-term obligations	3,598	3,135
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	409	404
Additional paid-in capital	953,934	913,574
Accumulated deficit	(197,436)	(221,551)
Deferred compensation	(21,366)	(12,037)
Accumulated other comprehensive loss	(2,479)	(6,474)

Total stockholders’ equity	733,062	673,916

Total liabilities and stockholders’ equity	$1,728,470	$1,659,951

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six months ended July 31,
	2002	2001
Operating activities:
Net income	$24,115	$44,579
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,759	10,045
Amortization of deferred compensation	2,161	231
Amortization of acquired intangible assets and goodwill	15,099	43,534
Amortization of debt issuance costs	1,064	1,088
Net gain on sale of equity investments	(453)	(17,374)
Write-down of equity investments	22,386	11,155
Changes in operating assets and liabilities	1,103	35,436
Other	4,670	3,312

Net cash provided by operating activities	87,904	132,006

Investing activities:
Purchases of property and equipment	(18,685)	(25,760)
Payments for acquisitions and equity investments, net of cash acquired	(9,592)	(8,972)
Proceeds from the maturity of a long-term investment security	—	14,908
Loan to executive officer	(19,200)	—
Purchase of available-for-sale short-term investments	(260,422)	(214,887)
Proceeds from maturities of available-for-sale short-term investments	173,861	43,641
Other	1,415	(1,000)

Net cash used in investing activities	(132,623)	(192,070)

Financing activities:
Increase in restricted cash for collateral on land lease transaction	(3,076)	(120,129)
Net proceeds received for employee stock purchases	26,785	37,858
Other	—	(825)

Net cash provided by (used in) financing activities	23,709	(83,096)

Net decrease in cash and cash equivalents	(21,010)	(143,160)
Effect of exchange rate changes on cash	12,465	(6,714)
Cash and cash equivalents at beginning of period	821,802	907,635

Cash and cash equivalents at end of period	$813,257	$757,761

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassifications did not change the previously reported revenues, operating income or net income amounts. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2002. The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2003.

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

When licenses are sold together with services, license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The majority of licenses are recognized in this manner. For arrangements that do not meet the above criteria, the license and related services revenue is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payment is due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers arrangements with extended payment terms not to be fixed or determinable. In certain regions or countries where collection risk is generally considered to be high, such as Latin America, China and Korea, revenue is recognized

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

when full cash payment is received from the customer. Revenue arrangements with resellers are recognized on a sell-through basis, that is, when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (ISV’s) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or on a sell-through basis, depending upon the facts and circumstances and BEA’s past experience with the particular ISV.

Services revenue includes consulting services, customer support and education. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. The amount of consulting contracts recognized on a percentage of completion basis has not been material to date. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when-available basis. Customer support revenue is recognized ratably over the term of the support period (generally one year) and education revenues are recognized as the related training services are provided. The unrecognized portion of amounts billed in advance for licenses and services is recorded as deferred revenues.

The Company occasionally purchases software products from vendors who are also customers of BEA. For non-monetary exchanges of software products, the transaction is generally recorded on a net basis (i.e. revenue or expense is recognized equal to the net cash exchanged in the transaction).

Investments in equity securities

As of July 31, 2002 and January 31, 2002, net equity investments in privately-held technology companies, including the investment in WebGain, Inc., totaled $4.9 million and $27.4 million, respectively. These investments are accounted for under the cost method, as ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the operations of the investee companies. The Company regularly reviews its portfolio of equity investments for impairment. During the six months ended July 31, 2002 and 2001, the Company concluded that declines in value of the portfolio had occurred that were other than temporary. Accordingly, write-downs of these investments of approximately $22.4 million and $11.2 million were recorded for the six months ended July 31, 2002 and 2001, respectively. As of April 30, 2002, there was no remaining investment in WebGain, Inc. recorded by the Company. During the three and six months ended July 31, 2002 and 2001, we derived revenues from several of these companies representing in aggregate less than 1 percent of total revenues.

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

Short-term investments consist principally of corporate debt securities and U.S. Treasuries with remaining time to maturity of two years or less. The Company considers all investments with remaining time to maturity greater than one year but less than two years to be short-term investments, which are classified in the balance sheet as current assets, because the investments can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity, rather the investments are selected for yield management purposes only. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Effect of new accounting pronouncements

On February 1, 2002, the Company adopted the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. A transitional goodwill impairment test was required under FAS 142 as of the date of adoption. During the quarter ended July 31, 2002, the Company completed the transitional goodwill impairment test and did not record an impairment charge upon completion of the test. The Company has not yet determined the date of the annual goodwill impairment test. The Company does not expect to record an impairment charge upon completion of the next annual impairment test, but there can be no assurance that at the time the test is completed an impairment charge may not be recorded.

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company adopted FAS 144 on February 1, 2002. The adoption of FAS 144 did not have a material impact on the Company’s financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. The Company adopted the Announcement in the quarter ended April 30, 2002. Historically, the Company has netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of the Announcement had no impact on the Company’s gross margin or net income, but did cause both services revenue and cost of services revenue to increase by approximately $1.9 million for the six months ended July 31, 2002. The adoption of the Announcement did not have a material impact on the Company’s financial position, results of operations or cash flows and, accordingly, the Company did not reclassify prior period results.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. BEA is currently evaluating the impact of this adoption.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Related Party Transactions and Subsequent Event

WebGain, Inc.

In connection with the sale of investments in WebGain, Inc. to WP Equity Partners, Inc., a related party, the Company recorded notes receivable from WP Equity Partners, Inc. of $24.6 million and recorded net gains of $17.4 million during the quarter ended April 30, 2001. These notes are due on January 31, 2003 and bear interest of 7 percent per annum. As of both July 31, 2002 and January 31, 2002, the balance, excluding accrued interest, due from WP Equity Partners, Inc. was $74.6 million, which is included in other long-term assets. Interest income earned on the notes receivable from WP Equity Partners, Inc. was $1.3 million for each of the quarters ended July 31, 2002 and 2001.

Loans to Executive Officers

The Company has an unsecured advance due from William T. Coleman III, an executive officer of the Company, of $5.0 million as of July 31, 2002, which is included in other current assets. This advance was made in August 2001 pursuant to an unsecured line of credit issued to Mr. Coleman in September 1999 (the “Unsecured Line of Credit”). The Unsecured Line of Credit bears interest at 7 percent per annum and is due within 90 days following the earlier of (i) termination of Mr. Coleman’s employment with the Company or (ii) the Company’s stock price achieving a specified average closing price.

In November 2001, the Company issued a secured and full recourse line of credit of $25 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6% per annum. Borrowings under the Secured Line of Credit are due on or after November 2, 2002 upon 90 days written demand. During the quarter ended July 31, 2002, the Company advanced $19.2 million to Mr. Coleman under the Secured Line of Credit, which is included in other long-term assets. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they can not be re-borrowed.

Subsequent to July 31, 2002, Mr. Coleman repaid $14.3 million of the advances to the Company, resulting in a remaining balance owing to the Company as of September 13, 2002 by Mr. Coleman under the Secured Line of Credit of $4.9 million.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at January 31, 2002 or July 31, 2002.

Loans to Executives

The Company has secured notes receivable from four executives totaling $2.0 million and $1.7 million as of July 31, 2002 and January 31, 2002, respectively, which are included in other long-term assets. These notes receivable are secured by real property.

Note 3.    Net Income Per Share

Basic net income per share is computed based on the weighted average number of shares of common stock outstanding less shares subject to repurchase or held in escrow. Diluted net income per share is computed based on the weighted average number of shares of the Company’s outstanding common stock and common equivalent shares (stock options and convertible notes), if dilutive. The treasury stock method is used to calculate the dilution effect of stock options. The as-if-converted method is used to calculate the dilution effect of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) and the 4% Convertible Subordinated Notes due June 15, 2005 (the “2005 Notes”).

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2002	2001	2002	2001
Numerator:
Numerator for basic net income per share:
Net income	$20,247	$23,955	$24,115	$44,579
Numerator for diluted net income per share:
Interest and amortization charges for 2005 Notes, net of taxes	—	76	—	152

Net income available to common stockholders	$20,247	$24,031	$24,115	$44,731

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	407,300	394,979	406,085	393,394
Weighted average shares subject to repurchase and shares held in escrow	(540)	(69)	(715)	(89)

Denominator for basic net income per share, weighted average shares outstanding	406,760	394,910	405,370	393,305
Weighted average dilutive potential common shares:
Options, shares subject to repurchase and shares held in escrow	10,640	26,930	13,915	29,060
Convertible shares on the 2005 Notes	—	1,730	—	1,730

Denominator for diluted net income per share	417,400	423,570	419,285	424,095

Basic and diluted net income per share	$0.05	$0.06	$0.06	$0.11

The computation of diluted net income per share for the three months ended July 31, 2002 excludes the impact of options to purchase approximately 37.1 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be anti-dilutive.

The computation of diluted net income per share for the three months ended July 31, 2001 excludes the impact of options to purchase approximately 16.9 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be anti-dilutive.

The computation of diluted net income per share for the six months ended July 31, 2002 excludes the impact of options to purchase approximately 30.1 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be anti-dilutive.

The computation of diluted net income per share for the six months ended July 31, 2001 excludes the impact of options to purchase approximately 12.2 million shares of common stock and the conversion of the 2006 Notes, which are convertible into approximately 15.9 million shares of common stock, as the impact would be anti-dilutive.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Goodwill and Other Intangible Assets

On February 1, 2002, the Company adopted FAS 142 and as a result will no longer amortize goodwill, but will test for impairment annually or whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	July 31, 2002	January 31, 2002
Gross Carrying Amount of Goodwill	$184,640	$167,269
Gross Carrying Amount of Assembled Workforce Reclassified to Goodwill	—	12,624

Adjusted Gross Carrying Amount of Goodwill	184,640	179,893
Accumulated Amortization of Goodwill	(133,343)	(124,776)
Accumulated Amortization of Assembled Workforce Reclassified to Goodwill	—	(8,572)

Net Carrying Amount of Goodwill	$51,297	$46,545

The following tables provide a summary of the carrying amounts of other intangible assets that will continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	July 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$95,554	$(83,217)	$12,337
Non-compete agreements	25,346	(17,971)	7,375
Patents and trademarks	13,275	(11,603)	1,672
Other intangible assets	33,389	(33,389)	—

Total	$167,564	$(146,180)	$21,384

	January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$89,594	$(75,276)	$14,318
Non-compete agreements	22,346	(14,180)	8,166
Patents and trademarks	12,275	(9,479)	2,796
Other intangible assets	33,389	(32,172)	1,217

Total	$157,604	$(131,107)	$26,497

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total amortization expense related to goodwill and other intangible assets is provided in the table below (in thousands):

	Three Months Ended July 31, 2002	Three Months Ended July 31, 2001	Six Months Ended July 31, 2002	Six Months Ended July 31, 2001
Goodwill	$—	$15,109	$—	$31,118
Assembled workforce	—	1,600	—	3,200
Purchased technology	3,970	1,285	7,966	2,570
Non-compete agreements	1,825	1,775	3,792	3,550
Patents and trademarks	1,059	465	2,124	976
Other intangible assets	550	878	1,217	2,120

Total amortization expense	$7,404	$21,112	$15,099	$43,534

The total expected future amortization related to other intangible assets is provided in the table below (in thousands):

Fiscal Year	Future Amortization
Remainder of 2003	$9,742
2004	11,513
2005	129

Total	$21,384

For comparative purposes, the pro forma adjusted net income per share excluding amortization of goodwill and assembled workforce is as follows (in thousands):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net income	$20,247	$23,955	$24,115	$44,579
Add back FAS 142 adjustments (net of income taxes):
Amortization of Goodwill		13,979		28,602
Amortization of Assembled Workforce		1,328		2,657

Adjusted net income	$20,247	$39,262	$24,115	$75,838

Basic and diluted net income per share	$0.05	$0.06	$0.06	$0.11
Add back:
Amortization of Goodwill		0.03		0.07
Amortization of Assembled Workforce		0.00		0.01

Pro forma adjusted basic and diluted net income per share	$0.05	$0.09	$0.06	$0.19

Note 5.    Facilities Consolidation and Severance Charges

During the third quarter of fiscal 2002, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income. The facilities consolidation charge also included the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources. As of July 31, 2002, $14.3 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the total charges for these vacant facilities could be significantly higher. Additionally, during the fourth quarter of fiscal 2002, the Company reduced the scope and re-evaluated the timing of the planned construction of facilities at its San Jose, California headquarters, resulting in an additional facilities related charge of $5.0 million. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon then current actual events and circumstances.

During the third and fourth quarters of fiscal 2002, the Company reduced its workforce by approximately 10 percent and, accordingly, it recorded total severance charges of $15.5 million, of which $14.2 million has been paid through July 31, 2002 and $1.3 remains accrued at July 31, 2002. The balance of accrued severance charges is expected to be fully paid by January 31, 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table summarizes the charges in fiscal 2002, and the activity related to the restructuring liability during the six months ended July 31, 2002 (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	25,000	12,992	37,992
Write-off of leasehold improvements	(2,152)	—	(2,152)
Cash payments during the year	(1,447)	(10,302)	(11,749)

Balance at January 31, 2002	$21,401	$5,151	$26,552

Cash payments during the six months ended July 31, 2002	(2,147)	(3,882)	(6,029)

Balance at July 31, 2002	$19,254	$1,269	$20,523

Note 6.    Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	July 31, 2002	January 31, 2002
Foreign currency translation adjustment	$(3,812)	$(6,602)
Unrealized gain on available-for-sale investments, net of income tax	1,333	128

Total accumulated other comprehensive loss	$(2,479)	$(6,474)

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Common Stock

During the six months ended July 31, 2002, the Company issued 5.3 million shares of common stock and received $28.7 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

Note 8.    Commitments and Contingencies

Litigation and other claims

The Company is subject to legal proceedings and other claims that arise, such as those arising from domestic and foreign tax authorities and employee-related matters, in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations, or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to the Company.

Land Lease

During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company’s San Jose, California headquarters (the “land lease”) to construct additional corporate offices and research and development facilities. Under the agreement, the lessor will finance up to $331.0 million of land and associated costs. The land lease has an initial term of five years with renewal options. Rent payments commence at the beginning of the third year. Although no rental payments are currently being made under the land lease, the Company began expensing rent in the fourth quarter of fiscal 2002 of approximately $3.0 million per quarter, as it re-evaluated the scope and timing of the construction for additional corporate offices. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, Accounting for Leases, and, as such, the land and the related obligation discussed below are not included on the Company’s balance sheet.

Total minimum lease payments are estimated to be approximately $11.6 million per year commencing in fiscal 2004 through fiscal 2006, and are calculated based on the variable London Interbank Offering Rate (LIBOR). The minimum lease payments will fluctuate from time to time depending on changes in LIBOR. As of July 31, 2002, the outstanding lease balance was approximately $321.9 million. The Company has an option to renew the land lease agreement, purchase the land at the end of the term of the lease for the outstanding lease balance, or, prior to the end of the lease, to arrange for the sale of the land to a third party. If the Company elects to arrange for the sale of the land, it is obligated to pay any shortfall between the sales price and the outstanding land lease balance under a residual value guarantee of up to $331.0 million. If it became probable that the value of the leased property would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed ratably over the remaining lease term. As part of the land lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $129.4 million as of July 31, 2002. This amount represents collateral for specified obligations to the lessor under the lease. The restricted cash cannot be withdrawn and is managed by a third party subject to certain limitations. The Company has classified this amount as a long-term restricted asset on the consolidated balance sheet at July 31, 2002. The Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of July 31, 2002, the Company is in compliance with all financial covenants. In the event of a default, the lessor may demand payment equal to the lessor’s investment, require BEA to purchase, facilitate the sale of, or surrender the property.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (“BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2002, and subsequent SEC filings. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding future operating results, the significant advantages of the standards-based approach and the use of the application server, continuation of growth through acquisitions, seasonality of orders, continuation of certain products and services accounting for a majority of revenues, investment in non-Java programs, changes in critical accounting policies, recording of impairment charges upon completion of next annual impairment test, compliance with accounting principles, future amortization expenses, further impairment of investments, changes in accounting of off-balance sheet land lease, devoting substantial resources to product development and engineering, fluctuation of percentage ranges for EMEA and APAC revenues, continued expansion of international business, possibility of future facility consolidations and work force reductions, success of WebLogic Integration product, continuation of development and roll out of information technology initiatives, satisfaction of cash requirements, the possible impacts of SEC disclosure requirements, the increase in staff and the improvement in financial reporting and controls, the fluctuation of lease payments, and the evaluation of realizability of deferred tax assets. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors That May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

BEA is the world’s leading application infrastructure software company. BEA’s WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server, the world’s leading J2EE application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA WebLogic Workshop™, an integrated development framework for J2EE applications and Web services; and BEA JRockit™ JVM, a server-centric Java Virtual Machine (JVM). Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”) and hardware vendors that are our partners, allies and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, software, services, manufacturing, government, retail, airlines, package delivery and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building an integrated e-business, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading, online banking, Internet sales, supply chain management, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on a per-user basis.

Seasonality.    As is common in the software industry, we believe that our fourth quarter orders have in the past been favorably impacted by a variety of factors, including year-end capital purchases by larger corporate customers and the commission structure for our sales force. As a result, first quarter orders are typically lower than orders received in the immediately preceding fourth quarter. We anticipate that this seasonal impact on our first quarter is likely to continue.

Investment in Integration Technologies.    In the spring of 2001, we announced a new focus on developing products to address the enterprise application integration (“EAI”) market. To address this market, we introduced BEA WebLogic Integration in July 2001, and a series of BEA branded, sold and supported adapters in August 2002. BEA also partners with complementary technology providers to supplement its integration solutions. In addition, we continue to develop further integration technologies and features. Our strategy for the EAI market is characterized by two approaches that we believe is different than how the market was previously being addressed: (i) a standards-based approach, built on the J2EE messaging and connectivity standards, in contrast to previous proprietary approaches and (ii) using the application server to provide the essential capabilities and underlying services, in contrast to the thin messaging layer approaches offered by most EAI vendors. We believe that these new approaches offer significant advantages over existing approaches. However, it is often difficult to get customers and industry analysts to accept new, unproven approaches as a substitute for existing approaches. In addition to research and development efforts to deliver its integration solutions, we will need to continue to engage in significant marketing, sales, business development and educational efforts to attract partners, customers, developers and analysts to its solutions. There can be no assurance that our products or business model will be successful.

Investment in Distribution Channels.    In August 2000, we announced a major planned investment in expansion of our indirect distribution network through stronger relationships with SIs, ISVs, application service providers, original equipment manufacturers, and distributors. The goals of this program are (1) to increase the revenue contribution from indirect sources from approximately 20 percent prior to the program to approximately 40 percent in fiscal 2005, and (2) to increase the number of projects we can address by increasing the pool of consultants available to assist customers with development and deployment of applications on our platform. In fiscal 2002, approximately 31 percent of our revenue was influenced by indirect sources, which is within our expected progress toward our goal. At inception of the program, we estimated that approximately 2,000 independent consultants had been trained on BEA software. As of July 31, 2002, we estimate that a total of approximately 13,000 consultants had been trained on our software. Although results of our investment in indirect distribution channels to date have met our goals, there can be no assurance that SIs, ISVs and other third parties will continue to use or recommend our products.

Investment in Developer Programs.    Our products are a platform for Java application development and deployment, both packaged applications built and sold by ISVs and custom applications built by our customers and SI partners. Success in a platform market requires that a large number of developers are trained on and actively using our platform. As a result, we have made a substantial investment in building programs to attract and retain Java developers. In addition, BEA WebLogic Workshop™ is designed to allow developers who are not trained in Java, such as developers who primarily use Visual Basic, Power Builder or COBOL, to quickly and easily become productive in Java and on BEA WebLogic Server. As a result, we are investing in programs to go beyond the current community of Java developers and attract developers currently using non-Java platforms. There can be no assurance that our investment in these programs will be successful.

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

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the quarter ended July 31, 2002 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended January 31, 2002.

Results of Operations

The following table sets forth certain line items in our consolidated statements of operations as a percentage of total revenues for the three and six months ended July 31, 2002 and 2001.

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Revenues:
License fees	54.9%	64.3%	56.6%	63.5%
Services	45.1%	35.7%	43.4%	36.5%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	3.6%	3.5%	3.6%	3.5%
Cost of services (1)	42.9%	49.9%	43.8%	51.4%
Amortization of acquired intangible assets	3.3%	2.2%	3.4%	2.4%

Total cost of revenues	24.6%	22.3%	24.4%	23.3%

Gross margin	75.4%	77.7%	75.6%	76.7%
Operating expenses:
Sales and marketing	40.3%	39.2%	41.0%	40.6%
Research and development	14.7%	11.8%	14.3%	11.6%
General and administrative	8.3%	7.5%	8.4%	7.3%
Amortization of goodwill	0.0%	5.6%	0.0%	6.0%

Income from operations	12.1%	13.6%	11.9%	11.2%
Interest income and other, net	0.7%	1.6%	(4.3)%	3.4%

Income before provision for income taxes	12.8%	15.2%	7.6%	14.6%
Provision for income taxes	3.8%	6.2%	2.3%	6.1%

Net income	9.0%	9.0%	5.3%	8.5%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
Total revenues	$225,863	$267,764	(15.6)%	$450,706	$524,927	(14.1%)

Our revenues are derived from fees for software licenses and services, which include customer support, education and consulting. The decreases in total revenues for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year are primarily due to further reductions in IT spending on a worldwide basis and the continuing economic downturn. Significant decreases in license revenues were partially offset by modest growth in service revenues, as described below.

License Revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
Total license revenues	$124,063	$172,211	(28.0)%	$255,201	$333,404	(23.5)%

The decreases in license revenues for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were primarily due to further reductions in IT spending on a worldwide basis and the continued economic downturn. Many large enterprises implemented aggressive cost cutting measures, including reductions in IT spending, in the second half of calendar 2001, especially after the terrorist events of September 11, 2001. The impact of these cost cutting measures by our customers continued to effect BEA during the first two quarters of fiscal 2003. The number of revenue transactions closed by us decreased to approximately 2,400 and 4,900 in the three and six months ended July 31, 2002, respectively, compared to approximately 2,840 and 5,540 in the same periods in the prior fiscal year. In the current economic and IT spending environment, customer spending is extremely cautious and IT purchases are subject to rigorous internal review and approvals, resulting in some customers canceling or postponing IT projects, postponing IT purchases or placing smaller orders in order to conserve cash.

Service Revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
Customer support revenues	$74,399	$58,672	26.8%	$140,279	$111,311	26.0%
Consulting and education revenues	27,401	36,881	(25.7)%	55,226	80,212	(31.1)%

Total service revenues	$101,800	$95,553	6.5%	$195,505	$191,523	2.1%

Consulting and education revenues consist of professional services related to the deployment and use our software products, and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year.) Customer support is typically priced as a percentage of license fees. The increases in total service revenues for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were primarily due to growth in customer support revenues, which was driven by maintenance renewals on our existing installed base of software licenses plus new maintenance contracts sold together with new sales of software licenses. The decreases in consulting and education revenues for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were due to our strategy of having strategic partners provide consulting services related to the deployment and use of our software products, which began to impact our consulting and education revenues in late fiscal 2001, which combined with general reductions in IT spending on a worldwide basis and the continued economic downturn caused us to experience significant decreases in our lower margin consulting and education revenues.

Revenues by Geographic Region (in thousands):

	Three Months Ended July 31, 2002	Percentage of Consolidated Total Revenues	Three Months Ended July 31, 2001	Percentage of Consolidated Total Revenues	Six Months Ended July 31, 2002	Percentage of Consolidated Total Revenues	Six Months Ended July 31, 2001	Percentage of Consolidated Total Revenues
Americas	$120,772	53.5%	$153,923	57.5%	$247,132	54.8%	$305,723	58.2%
European, Middle East and Africa region (“EMEA”)	68,175	30.2%	78,836	29.4%	133,668	29.7%	153,940	29.3%
Asia/Pacific region (“APAC”)	36,916	16.3%	35,005	13.1%	69,906	15.5%	65,264	12.5%

Total revenues	$225,863	100.0%	$267,764	100.0%	$450,706	100.0%	$524,927	100.0%

For each of the thirteen prior fiscal quarters and the quarter ended July 31, 2002, EMEA and APAC revenues as a percentage of total revenues have ranged from 26 percent to 33 percent for EMEA and 7 percent to 16 percent for APAC. These percentage ranges may fluctuate in the future depending upon local economic conditions in EMEA and APAC and whether a large sale is made in a particular region. Revenues in absolute dollars in the Americas and EMEA declined for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year due to reductions in IT spending and the continued economic downturn while revenues in APAC increased over these periods due primarily to our entry into the Chinese market in the second quarter of fiscal 2002.

Cost of Revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
Cost of licenses fees	$4,459	$6,041	(26.2)%	$9,116	$11,692	(22.0)%
Cost of services	43,730	47,675	(8.3)%	85,620	98,421	(13.0)%
Amortization of acquired intangible assets	7,404	6,003	23.3%	15,099	12,416	21.6%

Total cost of revenues	$55,593	$59,719	(7.0)%	$109,835	$122,529	(10.4)%

The decreases in total cost of revenues in absolute dollars for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were primarily due to decreases in our lower margin consulting and education revenues, which generally carry a higher cost of revenues.

Cost of Licenses.    Cost of licenses, as referenced in the table above, includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. The decreases in cost of licenses in absolute dollars for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were primarily due to decreases in distribution costs and royalties as a result of lower overall license revenues.

Cost of Services.    Cost of services, as referenced in the table above, consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services represented 42.9 percent, and 49.9 percent of service revenues in the second quarter of fiscal 2003 and 2002, respectively, and 43.8 percent and 51.4 percent for the six months ended July 31, 2002 and 2001, respectively. Cost of services in absolute dollars and as a percentage of service revenues has decreased due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues.

Amortization of Acquired Intangible Assets.    The amortization of acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base, patents and trademarks and distribution rights. The increases in amortization for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were primarily due to additional intangible assets acquired as a result of a number of strategic acquisitions completed in fiscal 2002 and 2003, particularly the acquisition of CrossGain Corporation in the second quarter of fiscal 2002, offset by certain balances of intangible assets becoming fully amortized or being written-down subsequent to the second quarter of fiscal 2002. In the future, amortization expense associated with intangible assets recorded prior to July 31, 2002 is currently expected to total approximately $6.4 million and $3.3 million for the third and fourth quarters of fiscal 2003, respectively, and $11.5 million and $129,000 for the fiscal years ending January 31, 2004 and 2005, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
Sales and marketing expenses	$91,007	$105,067	(13.4)%	$184,935	$213,223	(13.3)%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The decreases in sales and marketing expenses in absolute dollars for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were due to cost-cutting initiatives, including headcount reductions implemented during the second half of fiscal 2002.

Research and Development (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
Research and development expenses	$33,185	$31,525	5.3%	$64,520	$61,050	5.7%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, computer equipment costs used in software development, information technology and facilities expenses. The increases in research and development expenses in absolute dollars for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were due to increases in expenses associated with the development and release of several new products and product versions as well as our acquisition of CrossGain Corporation in the second quarter of fiscal 2002 and other acquisitions of small companies engaged in research and development activities. Research and development expenses as a percentage of total revenues have increased from 11.8 percent and 11.6 percent for the three and six months ended July 31, 2001, respectively, to 14.7 percent and 14.3 percent for the three and six months ended July 31, 2002, respectively, due to increases in research and development expenses and the overall decreases in total revenues. We believe that a significant level of research and development is required to remain competitive in the long-term and we expect to continue to commit substantial resources to product development and engineering in future periods, despite the current difficult economic environment.

General and Administrative (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
General and administrative expenses	$18,730	$19,954	(6.1)%	$37,659	$38,136	(1.3)%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions as well as bad debt expense. The decreases in general and administrative expenses for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year were due primarily to cost-cutting initiatives, including headcount reductions implemented during the second half of fiscal 2002. General and administrative expenses as a percentage of total revenues have increased from 7.5 percent and 7.3 percent for the three and six months ended July 31, 2001, respectively, to 8.3 percent and 8.4 percent for the three and six months ended July 31, 2002, respectively, due primarily to the overall decreases in total revenues.

Amortization of Goodwill.    Amortization of goodwill totaled $0 and $15.1 million in the second quarter of fiscal 2003 and 2002, respectively, and $0 and $31.1 million for the six months ended July 31, 2002 and 2001, respectively. Subsequent to January 31, 2002, goodwill was no longer amortized in accordance with new accounting guidelines (see Effect of New Accounting Pronouncements below).

Interest and Other, Net (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2002	2001		2002	2001
Interest expense	$(5,518)	$(5,629)	(2.0)%	$(11,062)	$(11,274)	(1.9)%
Write-down of equity investments	—	(500)	100.0%	(22,386)	(11,155)	100.7%
Net gains on sale of equity investments	—	—	0.0%	453	17,374	(97.4)%
Interest income and other, net	7,094	10,370	(31.6)%	13,688	23,013	(40.5)%

Total interest and other, net	$1,576	$4,241	(62.8)%	$(19,307)	$17,958	(7.5)%

The decreases in interest income for the three and six months ended July 31, 2002 compared to the same periods in the prior fiscal year are due to lower returns on our investments caused by significant reductions in interest rates that commenced in the second half of fiscal 2002.

In the first quarter of fiscal 2003 we recorded a write-down of our remaining investment in WebGain, Inc. (“WebGain”), a privately held software company, of $22.4 million. In the first quarter of fiscal 2002 we recorded net gains of $17.4 million, which were in accordance with agreements regarding the sale of a portion of our investment in WebGain to WP Equity Partners, Inc., a related party. We also recorded a write-down of other equity investments in privately held companies of $10.7 million in the first quarter of fiscal 2002. We have a net remaining balance of equity investments in privately held technology companies of $4.9 million at July 31, 2002. Such investments may become further impaired in the remainder of fiscal 2003 particularly in view of the difficulties many such technology companies have had in raising additional capital in the current economic climate.

Provision for Income Tax

We have provided for income tax expense of $8.7 million and $16.7 million for the second quarters of fiscal 2003 and 2002, respectively. For the first six months of fiscal 2003 and fiscal 2002, we have provided for income taxes of $10.3 million and $32.3 million, respectively. Our effective income tax rate was 30 percent and 42 percent for the first six months of fiscal 2003 and 2002, respectively. The decrease in the income tax rate for the first six months of fiscal 2003 relative to the first six months of fiscal 2002 is due primarily to the effect of the cessation in the amortization of goodwill. Refer to the Effect of New Accounting Pronouncements section below for the impacts of the adoption of FAS 142, Goodwill and Other Intangible Assets, on our financial statements. Our effective tax rate for the first six months of fiscal 2003 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings. Our effective tax rate for the first six months of fiscal 2002 differed from the U.S. federal tax rate of 35 percent primarily due to non-deductible goodwill amortization, partially offset by the benefits of low taxed foreign earnings.

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

Liquidity and Capital Resources

As of July 31, 2002, cash, cash equivalents (excluding long-term restricted cash of $129.4 million) and short-term investments totaled $1.1 billion, which increased from $1.0 billion at January 31, 2002.

Our cash flow from operations of $87.9 million for the six months ended July 31, 2002 decreased from $132.0 million for the same period of the prior fiscal year. The primary reason for this decrease was that net reductions in working capital balances, excluding cash, generated $35.4 million of cash for the six months ended July 31, 2001, compared to only $1.1 million for the same period in the current fiscal year. Also contributing to the decrease in operating cash flow was the decrease in net income adjusted for non-cash items, which decreased by $9.8 million to $86.8 million for the six months ended July 31, 2002 from $96.6 million for the same period in the prior fiscal year.

Cash used in investing activities of $132.6 million for the six months ended July 31, 2002 decreased from $192.1 million used in the same period of the prior fiscal year. This decrease was primarily due to a decrease in net purchases of short-term investments, partially offset by loans made to an executive officer during the quarter ended July 31, 2002 of $19.2 million (see Related Party Transactions).

Cash provided by financing activities for the six months ended July 31, 2002 of $23.7 million was primarily related to $26.8 million of proceeds from the issuance of common stock under employee stock plans. Cash used in financing activities of $83.1 million for the six months ended July 31, 2001 was primarily related to the $120.1 million increase in restricted cash for collateral on our land lease transaction partially offset by proceeds of $37.9 million from the issuance of common stock under employee stock plans.

As of July 31, 2002, our outstanding short and long-term debt obligations were $553.8 million, slightly down from $554.5 million at January 31, 2002. At July 31, 2002, our outstanding obligations consisted of $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) and $3.8 million of other obligations. The 2006 Notes may be settled in cash or stock, depending upon future prices of our common stock. If, during the period from December 20, 2002 to December 14, 2004, the price of our common stock exceeds $48.51 for at least 20 trading days within a period of 30 consecutive trading days, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond (equivalent to a stock price of $34.65 per share) or cash plus a premium of up to 2.3%, at the option of the bondholder. For the period from December 15, 2004 to maturity on December 15, 2006, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond or cash plus a premium of up to 1.2%, at the option of the bondholder, if the price of our common stock, as calculated above, exceeds $34.65. If our stock price, as calculated above, does not exceed $48.51 during the period from December 20, 2002 to December 14, 2004, and if the price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we will be required to repay the notes in cash on the maturity date of December 15, 2006.

During the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California headquarters (the “land lease”) to construct additional corporate offices and research and development facilities. Under the land lease agreement, the lessor agreed to finance up to $331.0 million of land and associated costs. As of July 31, 2002, the outstanding lease balance was approximately $321.9 million. Total minimum lease payments are estimated to be approximately $11.6 million per year, commencing in fiscal 2004 through fiscal 2006 and are based on the variable London Interbank Offering Rate (“LIBOR”). Actual payments will fluctuate from time to time depending on changes in LIBOR. In the future, we may lengthen the land lease, have additional improvements built on the land, purchase the land under our purchase option, or arrange to sell the land, or parcels of the land. If we determine to not pursue, completely or in part, the construction of additional corporate offices, this could result in a material charge to earnings. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information regarding the land lease.

As part of the land lease agreement, we must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $129.4 million as of July 31, 2002. This amount represents collateral for specified obligations to the lessor under the lease. The restricted cash cannot be withdrawn and is managed by a third party subject to certain limitations. We have classified this amount as a long-term restricted asset on our consolidated balance sheet at July 31, 2002. We also must maintain certain covenants, including liquidity, leverage and profitability ratios. As of July 31, 2002, we were in compliance with all financial covenants of the land lease agreement. In the event of a default, the lessor may demand payment equal to the lessor’s outstanding lease balance, require us to purchase the land, facilitate the sale of the property or surrender the property.

If we chose to purchase the land, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet.

No BEA officers or employees have any financial interest with regards to the land lease agreement.

We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through July 31, 2003. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, if at all, or on terms favorable to us.

Related Party Transactions

WebGain, Inc.

In connection with the sale of investments in WebGain, Inc. to WP Equity Partners, Inc., a related party, we recorded notes receivable from WP Equity Partners, Inc. of $24.6 million and recorded net gains of $17.4 million during the quarter ended April 30, 2001. These notes are due on January 31, 2003 and bear interest of 7 percent per annum. As of both July 31, 2002 and January 31, 2002, the balance, excluding accrued interest, due from WP Equity Partners, Inc. was $74.6 million, which is included in other long-term assets. Interest income earned on the notes receivable from WP Equity Partners, Inc. was $1.3 million for each of the quarters ended July 31, 2002 and 2001.

Loans to Executive Officers

We have an unsecured advance due from William T. Coleman III, an executive officer of the Company, of $5.0 million as of July 31, 2002, which is included in other current assets. This advance was made in August 2001 pursuant to an unsecured line of credit issued to Mr. Coleman in September 1999 (the “Unsecured Line of

Credit”). The Unsecured Line of Credit bears interest at 7 percent per annum and is due within 90 days following the earlier of (i) termination of Mr. Coleman’s employment with us or (ii) our stock price achieving a specified average closing price.

In November 2001, we issued a secured and full recourse line of credit of $25 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6% per annum. Borrowings under the Secured Line of Credit are due on or after November 2, 2002 upon 90 days written demand. During the quarter ended July 31, 2002, we advanced $19.2 million to Mr. Coleman under the Secured Line of Credit, which is included in other long-term assets. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be re-borrowed.

Subsequent to July 31, 2002, Mr. Coleman repaid $14.3 million of the advances to us, resulting in a remaining balance owing to us as of September 13, 2002 by Mr. Coleman under the Secured Line of Credit of $4.9 million.

In September 1999, we issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at January 31, 2002 or July 31, 2002.

Loans to Executives

We have secured notes receivable from four executives totaling $2.0 million and $1.7 million as of July 31, 2002 and January 31, 2002, respectively, which are included in other long-term assets. These notes receivable are secured by real property.

Effect of New Accounting Pronouncements

On February 1, 2002, we adopted the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill will no longer be amortized but will be subject to annual impairment tests. Most other intangible assets will continue to be amortized over their estimated useful lives. A transitional goodwill impairment test was required under FAS 142 as of the date of adoption. During the quarter ended July 31, 2002, we completed the transitional goodwill impairment test and did not record an impairment charge upon completion of the test. We have not yet determined the date of the annual goodwill impairment test. We do not expect to record an impairment charge upon completion of the next annual impairment test, but there can be no assurance that at the time the test is completed a significant impairment charge may not be recorded.

In August 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. We adopted FAS 144 on February 1, 2002. The adoption of FAS 144 did not have a material impact on our financial position or results of operations.

In November 2001, the FASB issued an announcement on the topic of “Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred” (the “Announcement”). The Announcement requires companies to characterize reimbursements received for out of pocket expenses incurred as revenue in the income statement. We adopted the Announcement in the quarter ended April 30, 2002. Historically, we have netted reimbursements received for out of pocket expenses against the related expenses in the accompanying consolidated statements of operations. The adoption of the Announcement had no impact on our gross margin or net income, but did cause both services revenue and cost of services revenue to increase by approximately $1.9 million for the six months ended July 31, 2002. The adoption of the Announcement did not have a material impact on our financial position, results of operations or cash flows and, accordingly, we did not reclassify prior period results.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”).” FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” and must be applied beginning January 1, 2003. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. We are currently evaluating the impact of this adoption.

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

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts’ or investors’ expectations and may result in a decline in our stock price

Although we have experienced significant revenue growth in recent years, this growth rate has reversed in recent quarters. For example, in the quarters ended July 31, 2002 and October 31, 2001, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended July 31, 2002, April 30, 2002 and January 31, 2002, our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks from March 2000 through the present.

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

•	difficulty predicting the size and timing of customer orders, particularly as a greater percentage of our revenues has shifted from service revenues to license revenues;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of current adverse economic conditions and increased competition;

•	introduction or enhancement of our products or our competitors’ products;

•	our ability to control costs and expenses, particularly in the face of current adverse economic conditions which may adversely impact our operating results;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	our ability to develop, introduce and market new products on a timely basis and whether any new products are accepted in the market;

•	any slowdown in use of the Internet for business or commerce;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	the lengthy sales cycle for our products;

•	technological changes in computer systems and environments;

•	our ability to successfully expand our sales and marketing programs;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

•	loss of key personnel;

•	fluctuations in foreign currency exchange rates; and

•	the performance of our international business, which accounts for a significant part of our consolidated revenues.

As a result of all of these factors, we believe that quarterly revenues and operating results are difficult to forecast and that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of trends or future performance

A material portion of our revenues has been derived from large orders, as major customers deployed our products. We have also recently been increasing our focus on these larger orders. Increases in the dollar size of some individual license transactions would also increase the risk of fluctuation in future quarterly results. The majority of our revenue originates from a large number of small orders with the potential to turn into large deployments. If we cannot generate large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of recent and possible future terrorist activities and related military and security actions, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. This risk is particularly relevant with respect to large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like us, sell enterprise-wide software solutions, have announced in recent quarters that these conditions have adversely affected their financial results. Additionally, our operating expenses are based in part on our expectations for future revenues and are difficult to adjust in the short term. This is particularly true at this time because we have previously implemented cost cutting measures, thereby making incremental additional cost cutting more difficult to achieve. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM and Sun Microsystems and database vendors such as Oracle. In addition, Microsoft has released products that include some application server functionality and has announced that it intends to include application server and integration functionality in future versions of its operating systems. In addition, certain application vendors, integration vendors and other companies are developing or offering application server, integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

Some of our principal competitors currently are also hardware vendors who bundle their own application server and integration software products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM and Sun Microsystems are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware, software and related service sales. Due to these factors, if we do not sufficiently differentiate our products based on functionality, interoperability with non-IBM systems, performance, total cost of ownership, return on investment and reliability, and establish our products as more effective solutions to customers’ technological and economic needs, our revenues and operating results will suffer.

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

Terrorist activities and related military and security operations could adversely affect our revenues and operations

As a result of last year’s terrorist activities and related military and security operations, economic activity throughout the United States and much of the world was substantially disrupted. This significantly adversely impacted our operations and our ability to generate revenues. Any future terrorist activities or any continued military or security operations could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, deferrals, and reductions or cancellations of customer orders for our products and services.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results

We currently derive the majority of our license and service revenues from BEA WebLogic® Server, BEA Tuxedo® and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we have experienced a slowdown in the growth rate of our services revenue, particularly revenue derived from our consulting services. This trend may continue, particularly if the recent industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. If this trend reverses, it may adversely affect our overall operating margins since our services revenue margins are lower than our product revenue margins. In addition, as we introduce new versions of our two main products, such as WebLogic Server and BEA Tuxedo, any delay or failure of these new versions to gain market acceptance among new and existing customers would have an adverse affect on our revenues and other operating results. In addition, we have recently introduced our WebLogic Workshop tools product and related developer initiatives to help broaden the base of developers who can utilize our technologies and products. If WebLogic Workshop and these related initiatives are not successful, or less successful than we anticipate, it will have an adverse impact on our sales of BEA WebLogic products, the principal driver of our revenue, and related products and services, as well as adversely affect our profit margins. Finally, we are investing significant resources into further developing and marketing our WebLogic Integration product. If this effort is not successful, or less successful than we anticipate, due to such factors as technological problems, competition or market shifts, it will have an adverse impact on our sales and profit margins.

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

Any failure to maintain ongoing sales through distribution channels could result in lower revenues

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers, independent software vendors (“ISVs”), systems integrators (“SIs”) and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in expanding our direct sales force and in further establishing and expanding relationships with distributors, ISVs, original equipment manufacturers (“OEMs”) and SIs. In particular, we have an ongoing initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products that our ISV customers offer. We intend to continue this initiative and to seek distribution arrangements with additional ISVs to embed our WebLogic Server and other products in their products. It is possible that we will not be able to successfully expand our direct sales force or other distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately continue to develop and maintain our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. In particular, we need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to help ensure these indirect channels do not conflict with or curtail our direct sales. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

In addition, we already rely on formal and informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long-term relationship with these third parties, and that these third parties will not successfully meet the needs of our customers.

It is difficult to predict our future results for a variety of reasons including our limited operating history and need to continue to integrate our acquisitions

We were incorporated in January 1995 and therefore have a relatively limited operating history. We have generated revenues to date primarily from sales of BEA WebLogic, a software product which we acquired in September 1998, and from BEA Tuxedo, a software product to which we acquired worldwide distribution rights in February 1996, and fees for software products and services related to WebLogic and Tuxedo. We have also acquired a number of additional technologies, products and businesses. Our relatively limited operating history and the need to continue to integrate a number of separate and independent business operations subject our business to numerous risks. At July 31, 2002, we had an accumulated deficit of approximately $197.4 million. In addition, in connection with acquisitions completed prior to July 31, 2002, we recorded approximately $434.8 million as intangible assets and goodwill of which approximately $362.1 million has been amortized or written-off as of July 31, 2002. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If we acquire additional businesses, products and technologies in the future, we may report additional, potentially significant expenses, particularly in light of recent changes in regulations governing how we account for such transactions. See below “If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.” If future events cause the impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect. Moreover, we implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Although we first reported a net income under generally accepted accounting principles for the quarter ended July 31, 2001, we reported a net loss under generally accepted accounting principles for the quarter ended October 31, 2001, due in part to the asset impairment charges discussed above. Because of our limited operating history and ongoing expenses associated with our prior acquisitions, the possibility of future impairment charges and charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods.

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

The price of our common stock may fluctuate significantly

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, further terrorist activities and related military actions, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of many such companies from March 2000 through the present. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

If we do not develop and enhance new and existing products to keep pace with technological, market and industry changes, our revenues may decline

The market for our products is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Portal, WebLogic Integration and WebLogic Workshop products) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET initiative, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards could also curtail the use of Java. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions, result in negative publicity or loss of our reputation and our products and services and adversely affect our revenues and other operating results.

If the markets for application servers, application integration and application component software and Web services do not grow as quickly as we expect, our revenues will be harmed

We sell our products and services in the application server, application integration and application component markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise–wide distributed computing environment and to the Internet through the use of application server and integration technology. There can be no assurance that the markets for application server and integration technology and related services will continue to grow. Even if they do grow they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow or grow more slowly than we currently anticipate, our business, results of operations and financial condition will be adversely affected.

Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

Revenues outside of the Americas accounted for 43.8 percent and 41.0 percent of our consolidated revenues in the first quarter of fiscal 2003 and 2002, respectively, and 46.5 percent and 42.5 percent of our consolidated revenues in the second quarter of fiscal 2003 and 2002, respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining U.S. accounting standards, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property rights and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business. In particular, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets may also impact our international revenues, as such conditions may cause decreases in demand, or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

It is possible that third parties, including competitors or our technology partners, could claim our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

From our inception in January 1995, we have made a substantial number of strategic acquisitions. Integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, or retain key employees of the acquired operations. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. In addition, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the Financial Accounting Standards Board (the “FASB”) eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA’s cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $72.7 million at July 31, 2002, so if we are required to take such additional impairment charges, the amounts could be material to our results of operations.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi–million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn has also contributed to increasing the length of our sales cycle, and there is a risk that this will continue or worsen. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

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

If we are unable to manage growth, our business will suffer

We have experienced substantial growth that has placed a strain on our administrative and operational infrastructure. Our recent workforce reduction announced in November 2001 has also impacted this strain. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,105 employees in 92 offices in 34 countries at July 31, 2002. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial and management controls, reporting systems and procedures, and information technology infrastructure. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We have a real estate leasing structure, which could result in substantial charges to our consolidated statement of operations, a substantial increase in liabilities on our consolidated balance sheet and substantial cash payments

In connection with a lease transaction for real estate in San Jose, California that we entered into in the first quarter of fiscal 2002 for the construction of additional corporate offices, we have restricted approximately $129.4 million out of our total cash, cash equivalents and investment securities as of July 31, 2002, as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. We currently anticipate that, commencing in fiscal 2004, we will be required under this real estate transaction to make annual lease payments of approximately $11.6 million, which will fluctuate from time to time depending on short-term interest rates. During our quarter ended January 31, 2002, we re-evaluated the scope and timing of our construction for additional corporate offices, which resulted in our recognizing a charge of $5.0 million. In addition, we began recognizing rent expense of approximately $3.0 million per quarter. If we determine to not pursue, completely or in part, the construction, we may be required to recognize a material charge to earnings.

Under the land lease agreement a third-party lessor agreed to finance up to $331.0 million of land and associated costs. The land lease has an initial term of five years, and we have an option to renew the lease agreement, to purchase the land at any time during the lease for the outstanding lease balance or to arrange for the sale of the land to a third party. If we elect to arrange for the sale of the land, we are obligated to pay any shortfall between the sales price and the outstanding lease balance under a residual value guarantee. This payment could materially decrease our cash available for working capital and make other sources of financing more difficult to obtain. If it became probable that the value of the leased land would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed ratably over the remaining term of the lease which expires in 2006. However, management will continue to assess the fair value of the land to assess whether it is probable that a liability will be incurred under the residual value guarantee. This type of assessment is highly subjective and involves a detailed understanding of such factors as the current real estate market conditions as well as future expectations for the market. Due to historical and expected volatility of the real estate market, there may be a time at which management is unable to reasonably estimate the fair value of the property at the end of the lease term or management may determine that the fair value is less than the outstanding lease balance. Accordingly, we may be required to record a liability under our residual value guarantee related to the land lease at a future date, which may have a material adverse effect on our operating results.

In addition, if we chose to purchase the land, for any reason, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet.

In addition, a regulatory body governing the way in which we account for this lease, the Financial Accounting Standards Board (the “FASB”) is currently in the process of formulating an Interpretation of Statement of Financial Accounting Standards No. 94, Consolidation of All Majority-Owned Subsidiaries, and Accounting Research Bulletin No. 51, Consolidated Financial Statements, which relates to the accounting for these types of leases. An exposure draft, “Consolidation of Certain Special-Purpose Entities, an Interpretation of ARB No. 51,” was released by the FASB in June 2002 for public comment (the “Exposure Draft”). The public comment period ended on August 30, 2002 and the final guidance is expected to become effective for BEA during our second quarter of fiscal 2004. We do not believe that the Exposure Draft, as it is currently written, will result in a change in the way we account for the off-balance sheet land lease. It is possible, however, that changes will be made to the Exposure Draft and that the final guidance may require that assets associated with our off-balance sheet land lease would be treated as if we had purchased the assets. The treatment would result in an increase to assets and liabilities on our balance sheet of approximately $321.9 million. See Note 8 of the Notes to our Condensed Consolidated Financial Statements. Additionally, the FASB is currently studying the issue of guarantees and whether companies should record the fair values of guarantees on their balance sheets. It is possible that new accounting guidance will be issued in the future that would require the fair value of the residual value guarantee to be recorded as a liability on our balance sheet. This could result in an increase in liabilities on our balance sheet of up to $331.0 million and could result in a material loss on our income statement if the fair value of the property is determined to be less than the residual value guarantee. Moreover, under the recently enacted Sarbanes-Oxley Act, the SEC is required to adopt by January 26, 2003 rules providing that our periodic reports filed with the SEC disclose all material off-balance sheet transactions or arrangements that may have a material effect on our financial condition or results. The final rules adopted by the SEC in this regard may require us to re-characterize, or provide additional disclosure on, this lease arrangement and the assets associated with it. Re-characterization of the land lease could result in an increase to assets and liabilities on our balance sheet of up to $331.0 million.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in future substantial expenses and adverse cash outflows

At July 31, 2002, we had approximately $550.0 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, payment of principal and interest on our other indebtedness, the lease payments discussed above, future capital expenditures, payments on our other leases and any increased working capital requirements. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could also cause a default under agreements governing our other indebtedness.

If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop new products and increase revenue

We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including our Chairman and Chief Executive Officer, Alfred Chuang, and other key members of management. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

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

During the first six months of fiscal 2003, we recorded a charge to earnings related to impaired assets acquired as part of our privately held technology company investment program of $22.4 million. We have a remaining balance of investments of $4.9 million at July 31, 2002, and there is a significant risk that we will be required to treat a substantial portion, if not all, of such investments as impaired, particularly in view of the difficulties many such companies have had in raising additional capital in the current unfavorable economic climate and less favorable financing terms currently available. If such assets were impaired, we would be required to take an additional charge to earnings which could be as large as the $4.9 million carrying balance of such investments.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Foreign Exchange

Our revenues originating outside of the Americas were 46.5 percent and 42.5 percent of total revenues in the second quarter of fiscal 2003 and 2002, respectively. International revenues from each geographic sub-region outside of the United States were less than 10 percent of total revenues in the second quarter of fiscal 2003 and 2002 and the six months ended July 31, 2002 and 2001. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

Our international operations are subject to risks typical of an international business including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, our future results could be adversely impacted by changes in these or other factors.

Effective February 1, 2001, we adopted the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss).

We use derivative instruments to manage exposures to foreign currency. Our objectives in holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Our exposure to foreign exchange rate fluctuations arises in part from inter-company accounts between our parent company in the United States and our foreign subsidiaries. These inter-company accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with our parent company in the United States. We also are exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

We have a program to reduce the effect of foreign exchange transaction gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Canadian, Asian and Latin American currencies. A forward foreign exchange contract obligates us to exchange pre-determined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, increases or decreases in our foreign currency transactions are partially offset by gains and losses on the forward contracts so as to mitigate the possibility of significant foreign currency transaction gains and losses. We do not use foreign currency contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income and other, net. Net losses resulting from foreign currency transactions were approximately $558,000 for the second quarter of fiscal 2003 and $638,000 for the six months ended July 31, 2002.

Our outstanding forward contracts as of July 31, 2002 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rate in July 2002 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 92 days or less as of July 31, 2002. Net sales of foreign currency are stated as a positive net notional amount and net purchases of foreign currency are stated as a negative net notional amount.

	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Functional Currency: U.S. Dollar
Foreign Currency:
Euros	$38,700	1.061
British pounds	4,500	0.671
Japanese yen	3,900	122.978
Swedish krona	6,500	9.799
Canadian dollars	2,900	1.538
Korean won	16,200	1244.212
Australian dollars	6,200	1.784
Mexican pesos	700	10.062
Israeli shekels	(5,300)	4.933
Brazilian reals	(900)	2.593
Swiss francs	(700)	1.560
Norwegian krone	500	8.051

Total	73,200

Functional Currency: EURO
Foreign Currency:
British pounds	(20,300)	0.651
Swiss francs	8,200	1.470
Norwegian krone	3,000	7.584
Swedish krona	1,000	9.220
Israeli shekels	5,400	4.722

Total	(2,700)

Functional Currency: Australian Dollar
Foreign Currency:
Singapore dollar	1,800	1.680

Total	1,800

Grand total	$72,300

Interest Rates

We invest our cash in a variety of financial instruments consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly-liquid debt securities of corporations, municipalities and U.S. government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in interest-bearing bank accounts and money market funds at the local operating banks.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with short-term maturities. As of July 31, 2002, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 132 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at July 31, 2002:

	Fair Value	Average Interest Rate
Cash equivalents	$680,236	1.99%
Short-term investments (0-1 year)	67,467	2.52%
Short-term investments (1-2 years)	222,308	3.56%
Short-term restricted cash (0-1 year)	1,003	1.94%
Long-term restricted cash (0-1 year)	129,414	2.02%

Total cash and investment securities	$1,100,428

We are exposed to changes in short-term interest rates through a lease that we entered into on February 13, 2001, which includes a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The annual lease expense will fluctuate from time to time depending on changes in LIBOR. A 1.0 percent increase in LIBOR will generate an increase in annual lease expense of approximately $3.3 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent decrease in short-term interest rates would result in an annual reduction of interest income of approximately $8.8 million.

Investments in Equity Securities

We have made investments in several privately-held companies with an aggregate net carrying value of $4.9 million as of July 31, 2002, several of which are considered in the start-up or development stages. These non-marketable investments are accounted for under the cost method as ownership is less than 20 percent and we do not have the ability to exercise significant influence over the operating, financing and investing activities of the investee companies. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. It is possible that we could lose our entire initial investment in these companies. As a part of our process of regularly reviewing these investments for impairment, we recorded a write-down of $22.4 million of an investment, which was determined to be other than temporarily impaired in the first quarter of fiscal 2003.

PART II.    OTHER INFORMATION

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 19, 2002, the following proposals were approved:

	Affirmative Votes	Negative Votes	Votes Withheld
1. Election of the following individuals to the Board of Directors as Class II directors, to hold office until the 2005 Annual Meeting of Stockholders:
Carol A. Bartz	281,779,326	—	60,336,727
Alfred S. Chuang	250,756,518	—	91,359,535
Stewart K.P. Gross	279,337,431	—	62,778,622

	Affirmative Votes	Negative Votes	Abstained
2. Ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending January 31, 2003.	333,459,792	8,488,066	167,395

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits:

Exhibit Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Registrant’s Amended and Restated Bylaws.

4.1	Reference is made to Exhibit 3.1.

10.25.1(3)	First Amendment to Secured Full Recourse Promissory Note dated July 23, 2002.

99.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 previously filed with the Registrant’s registration statement on Form SB-2 (Registration No. 333-20791).
(2)	Incorporated by reference to Exhibit 3.2 previously filed with amendment No. 1 to the Registrant’s registration statement on Form S-3 (File No. 333-83642).
(3)	Incorporated by reference to Exhibit 10.25.1 previously filed with the Registrant’s registration statement on Form 8-K dated August 14, 2002.

(b)	Reports on Form 8-K:

Current report on Form 8-K was filed by the Registrant on August 14, 2002 listing other events regarding a secured and full recourse advance by the Registrant to William T. Coleman III, an officer and director of the Registrant, and partial repayments made by Mr. Coleman of such advance.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/s/ WILLIAM M. KLEIN
William M. Klein Chief Financial Officer and Executive Vice President—Administration (Duly Authorized Officer and Principal Financial Officer)

Dated: September 13, 2002

CERTIFICATION

I, Alfred S. Chuang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BEA Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

By:	/s/ ALFRED S. CHUANG
Alfred S. Chuang, Chief Executive Officer

CERTIFICATION

I, William M. Klein, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of BEA Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002

By:	/s/ WILLIAM M. KLEIN
William M. Klein, Chief Financial Officer