Form 10-K
period 2003-01-31
BEA SYSTEMS INC
filed 2003-04-30
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2003

OR

☐	TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-22369

BEA SYSTEMS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	77-0394711
(State or Other Jurisdiction of Incorporation or Organization)	(I. R. S. Employer Identification No.)

2315 North First Street

San Jose, California 95131

(Address of Principal Executive Offices)

(408) 570-8000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

None

Securities registered under Section 12(g) of the Act:

Common Stock

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule  12b-2). Yes ☒ No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on July 31, 2002, as reported on the Nasdaq National Market, was approximately $2,089,390,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

As of March 31, 2003, there were approximately 412,867,290 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be held July 23, 2003 are incorporated by reference in Part III of this Form 10-K Report.

BEA SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E (this “Annual Report”) of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation:

(i)	in Item 1: the statement regarding the future updates of WebLogic Workshop; the statement regarding the additions to direct sales and support organizations and the building of an indirect distribution channel;

(ii)	in Item 2: the statement regarding the adequacy of existing facilities;

(iii)	in Item 5: the statement regarding the investment of cash generated from operations and the payment of cash dividends;

(iv)	in Item 7: statements regarding the impact of seasonality; statements regarding continuing to grow the business through acquisitions; the statement regarding future costs associated with excess facilities; the statement regarding future amortization expenses; the statement regarding continuing to commit resources to product development and engineering; the statement regarding utilization of accrued lease termination costs; the statement regarding the realizability of deferred tax assets; statements regarding the future of the land lease; the statement regarding satisfaction of cash requirements; statements regarding the effect of certain accounting pronouncements; the statement regarding certain products and services continuing to account for majority of revenues; statement regarding continuing to recruit and train consultants and to seek distribution arrangements; the statement regarding experiencing net losses; statements regarding the failure of certain markets to grow; the statement regarding increasing staff and improving financial reporting and controls; the statement regarding continuing to develop and rollout information technology initiatives;

(v)	in Item 8: statements regarding effects of accounting pronouncements; the statement regarding utilization of accrued lease termination costs; statements regarding adjustments in reserves; and statements regarding amortization.

These forward-looking statements involve risks and uncertainties, and it is important to note that BEA’s actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to BEA as of the filing date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in the Company’s Reports on Form 10-Q and 10-K.

ITEM 1.    BUSINESS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” for risk factors that may adversely affect the Company.

Overview

BEA Systems, Inc. (“BEA” or the “Company”) is the world’s leading application infrastructure software provider. Our WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. BEA’s WebLogic Enterprise Platform™ includes BEA WebLogic Server™, a standards-based application server that serves as a platform for deployment and integration of enterprise-scale applications and Web services; BEA WebLogic Integration™, a standards-based platform for workflow, application integration, Web services and business-to-business integration; BEA WebLogic Portal™, a sophisticated rules-based infrastructure for rich user interfaces to a wide variety of enterprise data; and BEA WebLogic Workshop™, a rich, easy to use framework for development and deployment of Web services and Java-based applications. Also included as integral parts of BEA’s product line are BEA WebLogic JRockit, a highly flexible Java Virtual Machine (“JVM”), offering superior application performance, reliability, and manageability for mission-critical Java applications running on Intel platforms; BEA Tuxedo, a proven, extremely reliable and scalable multi-language enterprise platform for enterprise applications; and BEA Liquid Data for WebLogic, a tool for simplifying access and aggregation of distributed information, enabling real-time visibility from a variety of data sources. In addition, we offer associated customer support, training and consulting services. Our products have a reputation for superior performance and high quality, evidenced by several awards and distinctions. For example, in its March 2002 annual Readers’ Choice Awards, Java Pro magazine readers voted BEA WebLogic Server and BEA WebLogic Portal as the number one product in their respective categories, BEA WebLogic Portal won a Codie award from the Software Industry Association in April 2002, and in April 2003, WebLogic Workshop 8.1 won the JOCT Product Excellence Award for Best Web Services Tool presented by Software Development Magazine.

Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, pharmaceuticals, package delivery, and insurance. The BEA WebLogic Enterprise Platform provides an application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics, and hotel, airline and car rental reservations. BEA employs more than 3,000 people, is headquartered in San Jose, California, and has 81 offices in 34 countries. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other bases.

Our products are marketed and sold worldwide through a network of sales offices, the Company’s Web site at (www.bea.com), as well as indirectly through distributors, value added resellers (“VARs”) and partnerships with independent software vendors (“ISVs”), application service providers (“ASPs”), hardware original equipment manufacturers (“OEMs”) and systems integrators (“SIs”).

Industry Background

Over the past decade, the information systems of many large organizations have evolved from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Despite these benefits, large-scale mission-critical applications that enable and support fundamental business processes, such as airline reservations, credit card processing, and customer billing and support systems, have largely remained in mainframe environments. For several decades, the high levels of reliability, scalability, security, manageability and control required for these complex, transaction-intensive systems have been provided by application server functionality included in the mainframe operating system. Mainframe environments, however, suffer from several shortcomings, including inflexibility, lengthy development and maintenance cycles, and limited, character-based user interfaces. Increasingly, these shortcomings are forcing many organizations to seek solutions, such as those offered by us, that will enable them to overcome the limitations of distributed computing for mission-critical applications, while providing the robust computing infrastructure previously unavailable outside the mainframe environment.

In addition, many businesses are using the Internet as an element of these infrastructures. Businesses use the Internet as a means of selling products to consumers and distributors, buying components or whole products from suppliers, opening new customer accounts, scheduling service installation, providing account information and customer care, enabling reservations, funds transfers, bill payments and securities trading, and gathering information about customers and their buying habits. Many businesses also use intranets, extranets or virtual private networks for functions such as inventory control, decision support, logistics, reservations, customer care and provisioning, both to support internal users and to make information and applications available to their suppliers or distributors.

As a result of investment in several different technologies, enterprise IT organizations are characterized by complexity, heterogeneous environments, incompatible technologies and high cost of integration. Today’s enterprises must manage the effects of these realities. The recent massive investment in technology has significantly increased IT complexity. The Internet has altered users’ expectations of availability, cost, service and functionality. The current economic and IT spending climate highlights the need to leverage existing assets and improve the return on investment for new initiatives.

Achieving the full benefits of distributed computing and Web services requires fully integrating external facing Web-based applications with existing enterprise applications, such as shipping, financial systems, inventory control, billing, payroll, and general ledger, as well as placing new, internal facing applications onto Web-based systems. In order to fully integrate internal applications with Web-based systems, the internal applications must be electronically linked to each other and must be built on a flexible, reliable, scalable, secure infrastructure that can run on, or connect to, the Web and support the demanding loads that result from heavy Internet traffic. The development of standards, such as the Java 2 Enterprise Edition (“J2EE”), enabled the application development and deployment market to flourish, since individual developers, application companies and infrastructure companies could build compatible systems. Standards-based approaches, such as those supported by BEA, have been more widely adopted than proprietary approaches in Web application development and deployment. Standards are emerging in the market for integrating existing applications, including the J2EE Connector Architecture (“JCA”) and Java Messaging Services (“JMS”) and for providing Web services, through organizations such as the Web Services Interoperability Organization (“WS-I”), of which we are a co-founder. We have adopted the standards-based approach to integration, and believe that the standards-based approaches to integration have substantial advantages over proprietary approaches.

Our primary product category has been application servers, represented by both our Tuxedo and WebLogic Server products, which provide an important part of the infrastructure necessary for enterprise applications. BEA has leveraged its success in the application server market by expanding into complementary product categories, to meet a broader set of customers’ application infrastructure needs. The application infrastructure market consists of the application server and related integration, portal, security, development and deployment, and operations, administration and management product categories. BEA has developed significant features or product lines to address these markets and is in the process of developing additional features and products. BEA’s product market focus today is selling a broad platform encompassing all areas of application infrastructure tightly integrated into a single product, but also available for purchase as individual units. This allows us to service the application infrastructure market by enabling customers to buy just the modules needed for a specific project but to easily unify and extend those modules into a platform as they deploy subsequent projects, or to buy the entire platform at once.

Products

The BEA WebLogic Platform includes application infrastructure technology from proven BEA products. WebLogic Platform 7.0 consists of several products: WebLogic Server, Tuxedo, WebLogic Integration, WebLogic Portal and WebLogic Workshop. These technologies are combined into a single installation, with a single set of application programming interfaces (“APIs”), and other common features such as a single security framework and administration console. By combining these technologies and features, WebLogic Platform offers a single, unified, easy-to-use infrastructure platform for development, deployment and integration of applications and Web services. WebLogic Platform also provides a natural migration path for current WebLogic Server, Integration or Portal users seeking to deploy solutions that enhance and extend their existing environments via a single, integrated architecture.

BEA WebLogic Server:  BEA WebLogic Server 8.1, our current full production version of BEA WebLogic Server which became generally available in March 2003, provides a platform for application development and deployment. WebLogic Server provides the presentation, business and information-access logic, security and management services required for high scalability, high-availability mission-critical applications. WebLogic Server delivers key infrastructure functionality in several categories:

Broad Client Support.    WebLogic Server supports a wide variety of Web browsers, wireless devices, ATMs, point of sale devices and others.

High Performance and Scalability.    WebLogic Server is built on a highly scalable, clustered architecture, delivering load balancing, connection pooling, caching and optimized Web server, operating system, virtual machine and database connections.

High Availability.    WebLogic Server delivers high system availability to mission-critical business applications. WebLogic Server delivers automatic fail over at the Web, business logic, and database tiers, allowing continued system availability despite failures of system components or disconnections of Web sessions. WebLogic Server uses clustering to take advantage of the redundancy of multiple servers to protect against system failures. The same service can be deployed across multiple servers in the cluster, so that if one server fails, another can take over, increasing the availability of the application to users. A WebLogic Cluster consists of a number of WebLogic Servers deployed on a network, coordinated with a combination of domain name service, Java naming and directory interface tree replication, in-memory session data replication, and WebLogic remote method invocation clustering enhancements.

Broad Deployment Options.    WebLogic Server features tight integration with the leading databases, enterprise operating systems, Web servers, Web browsers, mobile devices and Java virtual machines (“JVM”). WebLogic Server supports several operating systems, such as Sun Solaris, HP Unix, Aix, Windows, Red Hat Linux, IBM O/S 390 and IBM Linux/390. WebLogic Server is designed so that the underlying hardware, operating system and database are transparent to the application— the application is written to WebLogic Server and does not need to be modified based on the underlying hardware, operating system or database. As a result, it is easy to migrate applications built on WebLogic Server from one underlying technology to another, or to deploy in a heterogeneous environment. For example, most WebLogic Server customers develop on Windows machines and deploy on Unix; some WebLogic Server customers deploy on several Unix servers, and use a mainframe as a system component to provide extra capacity for peak loads or as a backup site.

J2EE Services.    WebLogic Server provides a robust implementation of the J2EE specification, including servlets, java server pages, enterprise java beans, java messaging services, java database connection, java transaction API and others. J2EE services provide access to standard network protocols, database and messaging systems.

Web Services.    WebLogic Server seamlessly bridges J2EE and Web services by enabling developers to automatically deploy Enterprise JavaBeans (“EJBs”) as Web services with virtually no additional programming. WebLogic Server supports key Web services standards, including Simple Object Access

Protocol (“SOAP”), Web Services Description Language (“WSDL”) and Universal Description, Discovery and Integration (“UDDI”).

Application Management and Monitoring.    WebLogic Server provides a powerful, Web-based administration console that provides systems administrators with tools needed to deploy, configure and monitor applications. Through the administration console, administrators can configure attributes of resources, deploy applications or components, monitor resource usage (such as server load, JVM memory usage, or database connection pool load), view log messages, shut down servers, and other management actions. WebLogic Server’s system management and monitoring capabilities are enhanced by complementary offerings from ISVs, such as BMC Software, Computer Associates, Hewlett-Packard, Mercury Interactive, NEON Systems, TeaLeaf Technology, Tivoli Software and Wily Technology.

Security.    WebLogic Server provides a comprehensive security architecture encompassing access control cryptography-based privacy and user authentication and authorization. WebLogic Server also utilizes user and group-level access control lists, realms, secure socket layer, digital certificates and other standards-based security measures. Using these features, a developer can restrict access to WebLogic services through application logic when an application is being designed, or the system administrator can define how services are accessed after deployment. WebLogic Server can be incorporated into a single-sign-on solution by accessing existing security information stores, or it can operate independently. WebLogic Server’s security framework is enhanced by complementary offerings from ISVs such as Entegrity Solutions, Entrust Technology, Netegrity, Oblix, NetIQ and RSA Security.

BEA Tuxedo.    Tuxedo is a platform for enterprise-scale applications built using the C, C++ or COBOL programming languages, and also supports CORBA and XML. The current version of Tuxedo, released in February 2003, also supports Web services. Tuxedo handles the underlying complexities of distributed, cross-platform application development, such as distributed transaction management, high availability, load balancing, transaction queuing, message queuing, event brokering and security. Tuxedo allows clients and servers to participate in a distributed transaction that involves coordinated updating of multiple databases. Tuxedo’s sophisticated transaction management helps ensure that all databases are updated properly, or will “roll-back” the databases to their prior state, assuring that data integrity is maintained despite component failures within complex computer systems. Tuxedo constantly monitors system components for application, transaction, network, and hardware failures. When a failure occurs, Tuxedo excludes the failed component from the system, manages any necessary recovery procedures, and re-routes messages and transactions to available systems—all transparent to the end-user and without disruption in service. Tuxedo manages unexpected high demand by automatically spawning and terminating application services as the system load dictates. Tuxedo balances the workload among all the available systems to minimize bottlenecks, whether the services are on the same component or spread across components. With data dependent routing, Tuxedo can route messages based on their context. This enables efficient transaction processing and higher levels of performance. Tuxedo enables connection of Internet clients to Tuxedo resources and to mainframes, as well as connection to applications built on WebLogic Server. Tuxedo supports a wide variety of platforms, such as Sun Solaris, HP-UX, IBM AIX, IBM OS/390, Microsoft Windows, Compaq Tru64, Red Hat Linux and Unisys SVR 4.

BEA WebLogic Workshop.    BEA WebLogic Workshop is an integrated development framework for business application developers on the BEA WebLogic Platform. This framework is designed to accelerate software development by providing simplified abstractions to enable developers to build applications quickly and easily. WebLogic Workshop uses the concept of “controls” to simplify access to complex resources. For each control, developers simply set properties, call methods and handle events, rather than programming to an API. This enables developers to build Java applications and Web services without requiring the developer to learn all the complexities of those environments. WebLogic Workshop automates the complex coding required for Java and Web services, so the developer can focus on business logic and application features. WebLogic Workshop is designed to make J2EE easier to adopt for an estimated 9 million application developers worldwide who currently do not use Java, as well as simplifying tasks for an estimated 2 million professional developers. Future updates of BEA WebLogic Workshop are planned to extend this framework to BEA WebLogic Portal and BEA

WebLogic Integration, allowing developers to use the framework to build and deploy integration, business process management and portal solutions.

BEA WebLogic Integration.    WebLogic Integration offers a single solution that delivers application server, enterprise application integration (“EAI”), business process management, data integration and business-to business integration functionality. WebLogic Integration supports the JCA, cXML, RosettaNet, EDI, XOCP and JMS standards, bringing a standards-based approach to the integration market. Based on WebLogic Server, WebLogic Integration allows EAI solutions that support complex transactions, bi-directional communication between applications, synchronous or asynchronous communication between applications, high reliability, high availability, caching and the other features of WebLogic Server. These features offer customers the ability to link separate enterprise systems, not only with each other but also with Web and wireless applications. Business process management, supported by WebLogic Integration, is the process of building rules that instruct a computer system in the series of actions to take, or applications to update, when an event occurs. As business processes change, or new applications are integrated into the system, the system can be modified relatively easily by simply modifying the business process rules, rather than modifying the applications themselves or the connections between applications. This allows customers to build broad, robust systems that are very flexible and easy to modify. Data integration features of WebLogic Integration include data translation and data transformation, enabling customers to make broader use of data across the company and across multiple computing environments. WebLogic Integration also provides the infrastructure for business Web Services, which are multi-party, transactional, highly automated, Web-based interactions between applications. WebLogic Integration supports business-to-business integration, so that all of its features are available for systems that are integrated solely within a single organization, or between an organization and its suppliers, distributors or customers.

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

BEA Liquid Data for WebLogic.    BEA Liquid Data for WebLogic is a virtual data access and aggregation product for information visibility that supports a real-time unified view of disparate enterprise data. It provides a cost-effective, standard way to rapidly aggregate and expose logical views from any number of heterogeneous sources, including Web services, databases, flat files, XML files, applications and Web sites. This enables developers to re-use information across applications with moving or dealing with the complexity of the underlying data. It provides highly optimized, real-time data access and data processing inside and outside firewalls, regardless of source location, format, or type. Unlike alternative solutions that require the developer to change the data’s format or location, BEA WebLogic for Liquid Data allows developers to access the data in its existing state, reducing the complexity of the project and reducing the risk of accessing inconsistent or old data. Once accessed and aggregated, the data can be simply viewed by an end user, either internally (such as a sales representative or marketing executive) or externally (such as a supplier of component parts or an online banking customer), or the data can be manipulated by an application or analytics system.

BEA WebLogic JRockit.    BEA WebLogic JRockit is a Java virtual machine (“JVM”) designed for use in enterprise, server-based applications. A JVM is a layer of software whose primary role is to translate software code such as application and application server code into bytecode that is usable by the server’s chip and input/output systems. Traditional JVMs on the market today originated with desktop computer environments, supporting a single user. These JVMs have been modified over time to address server environments, which support multiple users and applications running on multiple networked machines. BEA WebLogic JRockit was designed from scratch to address server-based applications, which have very different requirements than desktop computer based applications. BEA WebLogic JRockit is designed to provide high reliability, scalability, and high performance for server-based applications. In contrast to desktop applications, server-based applications tend to communicate via a network, maintain a large number of active threads representing a large number of concurrent user sessions, and have long running times. BEA WebLogic JRockit combines code generation, memory management, thread management and native methods, combining the best optimization techniques in these four different areas for efficient operation. BEA WebLogic JRockit also provides a framework through which the Java programmer can easily profile and tune the JVM to improve application performance. BEA WebLogic JRockit is designed to be as platform independent as possible, making it easier to move applications to different operating systems and computer chips.

Customers

The total number of customers and end users of our products and solutions is greater than 13,500 worldwide. Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse, heterogeneous computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2003, 2002 or 2001.

A representative list of BEA customers includes:

Financial Services and Insurance:  Abbey National, AGF Asset Management, AXA, BACS, Bank of New York, BankOne, Barclays Global Investors, Bayerische Hypo-und Vereinsbank, Bear Stearns, BNP Paribas, Capital One, Central Depositary Bangladesh, Charles Schwab, China Construction Bank, CIBC, Citibank, CitiStreet, Cortal Bank, Credit Suisse Group, Daiwa Securities America, Delta Dental, Depository Trust Company, Deutsche Bank, Deutsche Leasing, Discovery Europe, E*Trade, Fannie Mae, Ford Motor Credit, Franklin Templeton, German Stock Exchange, Huntington National Bank, JP Morgan Chase, Kookmin Bank, Lehman Brothers, Marsh & McLennan, MasterCard International, Merrill Lynch, Mizuho Securities, Morgan Stanley Online, Nasdaq, National Stock Exchange of India Ltd, Nordea, Northern Trust Bank, Oppenheimer Funds, ORIX Capital Markets, Pacific Health Care Systems, Prudential Group, Sallie Mae, Samsung Securities, Sanpaolo Wealth Management, Shanghai Finance Bureau, Societe Generale, SSP Financier Group, SunGard Brokerage Systems, SWIFT, The Hartford, Thomson Financial Services, TIAA-CREF, Trust Company of the West, Union des Societes du Credit Cooperatif, United Overseas Bank (Singapore), Wells Fargo, and Zion’s Bank.

Telecommunications:  Alltel, AT&T, AT&T Wireless, BellSouth, British Telecommunications, Cesky Telecom, China Railway Communication, China Telecom, ChungHwa Telecom, Cingular Wireless, Hutchinson Whampoa 3G, Intec Telecom Systems, Netia Telekom SA, Nextel, NTT DoCoMo, Orange PCS Ltd., SK Telecom, Sprint, Sprint PCS, Telecom Italia Mobile, Telia Mobile, Telstra, United States Cellular, Verizon, Virgin Mobile USA, and Vodafone.

Services:  American Airlines, American President Lines, AOL/Time Warner, Bertelsmann, British Airways, Budget Rent a Car, Cendant Corporation, China Post, CoxInteractive Media, Delta Airlines, DHL, DirecTV, Edmunds.com, FedEx, Financial Times, Finnish Rail, GSI Commerce Solutions, Hotwire, Hyatt Corporation, Infosys Technologies, Instinet, Integradora de Services Operativos, Intercall, JB Hunt Transport Services, Knight Ridder, La Mondiale, Marsh Corporate Services, NCS Pearson, Nielsen Media Research, Northwest Airlines, Qantas Airways, Reuters, Sabre, Singapore Airlines, Sony, Starwood Hotels, United Airlines, Universal Music Group, Virgin Atlantic Airways, Vivendi Universal Publishing Services, and Westech Information.

Manufacturing:  Applied Materials, BAE Systems, BMW, BP Amoco, Dell, DuPont, GE Power Systems, Harley-Davidson Motor, Honeywell International, Johnson & Johnson, KLA-Tencor, Lenscrafters, Lockheed Martin, McKesson HBOC, Medtronics, Moet et Chandon, Motorola, NEC, Network Appliance, Northrup Grumman, Pentax, PepsiAmericas, Siemens AG, Texas Instruments, Toshiba American Business Solutions, Toyota Motor Sales, TRW, and Vattenfall.

Retail/Wholesale:  Abt Electronics, Albertsons, Amazon.com, Best Buy, Circuit City Stores, Columbia House, JM Family Enterprises, Longs Drug Stores, New York Mercantile Exchange, NuSkin Enterprises, Victoria’s Secret, and Wendy’s International.

Government:  EUCARIS, Federal Portal Belgium, Italian Ministry of Finance, Musee du Louvre, NASA Peer Review, National Education Association, Republic of Ireland, Smithsonian Institution, UK Companies House, UK Employment Service, UK HM Customs and Excise, UK Inland Revenue, US Air Force, US Bureau of Labor and Statistics, US Central Intelligence Agency, US Defense Information Systems Agency, US Defense Logistics Agency, US Federal Bureau of Investigation, US General Services Administration, and US National Security Agency.

Chemicals and Pharmaceuticals:  3M Health Information Systems, Abbott Laboratories, Astrazeneca Pharmaceutical, Blue Cross/Blue Shield, Boehringer Ingelheim Pharma, Fujitsu Social Science Laboratory, Genentech, GlaxoSmithKline, Incyte Genomics, Ortho-McNeil Pharmaceutical, Pfizer, PSS World Medical, Sapient Health Network, and Shell Trading.

Sales and Marketing

Our sales strategy is to pursue opportunities worldwide within large organizations and organizations that are establishing e-businesses, through our direct sales, services and technical support organizations, complemented by indirect sales channels such as hardware OEMs, ISVs, ASPs and SIs. We currently intend to continue to add to our direct sales and support organizations in major worldwide markets, as well as to invest in building our indirect distribution channel through relationships with SIs, packaged application developers and others.

Direct Sales Organization.    We market our software and services primarily through our direct sales organization. As of January 31, 2003, we had approximately 2,017 employees in consulting, training, sales, support and marketing, including over 530 quota-bearing sales representatives, located in 81 offices in 34 countries. We are currently investing in building our direct sales capacity by hiring experienced enterprise sales and technical sales support personnel. The Company typically uses a consultative, solution-oriented sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because the Company’s solutions are typically used as a platform or integration tool for initiatives and applications that are critical to a customer’s business, the Company focuses its initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

Targeting Developers.    We also market our software directly to system and application developers. We make available trial developer copies of many of our products available for free download over our Web site. In addition, we periodically provide developer training and trial licenses through technical seminars in various locations worldwide. We also maintain a developers’ Web site, with more than 500,000 registered developers as of the end of February 2003. The developers’ Web site is designed to create a community among developers who use our products, providing a forum to exchange technical information and sample code, as well as feedback to us on our products and industry directions that we should pursue. With the introduction of BEA WebLogic Workshop, we believe that the addressable developer market for our products is now approximately 11 million developers, compared to an addressable market of approximately 2 million developers prior to WebLogic Workshop.

Strategic Relations.    An important element of our sales and marketing strategy is to expand our relationships with third parties and strategic partners to increase the market awareness, demand and acceptance of BEA and our solutions. Partners have often generated and qualified sales leads, made initial customer contacts, assessed needs, recommended use of BEA solutions prior to our introduction to the customer, and introduced BEA at high levels within the customer organization. A strategic partner can provide customers with additional resources and expertise, especially in vertical or geographic markets in which the partner has expertise, to help meet customers’ system definition and application development requirements. Types of strategic partnerships include:

System platform companies.    Our partners often act as resellers of BEA solutions, either under the BEA product name or integrated with the platform vendor’s own software products, or recommend BEA products to their customers and prospects. In July 2001, we announced a significant relationship with Intel, under which BEA and Intel are jointly working to optimize BEA technology on Intel chip sets.

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

Application service providers.    ASPs buy and maintain the hardware, infrastructure software and application software necessary for Web sites and e-businesses, and rent access to these systems to their customers, primarily small and medium-sized businesses, who do not have the resources or the desire to buy and maintain these systems themselves. We license our software to ASPs who use it as an exclusive or optional feature in their systems.

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

Channel partners include leading SIs, hardware OEMs, application ISVs, tools and technology ISVs, independent business consultants and others.

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

Education Services.    We offer introductory and advanced classes and training programs. We also offer a certification program, and we are a sponsor member of jCert. The jCert initiative was created to establish and promote industry standards for certification of enterprise developers using Java technology. Our training and certification programs are offered at our offices, customer sites and training centers worldwide, as well as over the Internet. These programs cover the use of BEA products and are designed for end user customers, SIs and packaged application developers. In addition, we offer a mentoring program as a follow on to our training programs or as an approach to customized training. Fees for education services are generally charged on a per-class or per-engagement basis.

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

Competition

The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM and Sun Microsystems and database vendors such as Oracle. In addition, Microsoft has released products that include some application server functionality and has announced that it intends to include application server and integration functionality in future versions of its products. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. These tool vendors offer products that may compete with some of the features of our own product offerings. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

Some of our principal competitors currently are also hardware vendors who bundle their own application server, integration software and tool products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM and Sun Microsystems are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware, software and related service sales. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, operating results, and financial condition will suffer.

Microsoft has announced that it intends to include certain application server and integration functionality in its .NET initiative. Microsoft’s .NET initiative is a proprietary programming environment that competes with the

Java-based environment of our products. A widespread acceptance of Microsoft’s .NET initiative, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET initiative and the bundling of competing functionality in versions of Windows requires us to compete with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets and their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

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

Product Development

Our total research and development expenses were approximately $132.8 million, $120.9 million and $89.2 million in fiscal 2003, 2002 and 2001, respectively. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The fiscal 2002 and 2003 year-over-year increases in research and development expenses were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, as well as the acquisition of several small companies engaged in research and development activities during fiscal 2002 and fiscal 2003. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

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

Employees

As of January 31, 2003, we had approximately 3,063 full-time employees, including 657 in research and development, 2,017 in consulting, training, sales, support and marketing and 389 in administration. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

Availability of this Report

Our Internet address is www.bea.com. On our Investor Information page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Information web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this annual report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this annual report on Form 10-K is available without charge upon written request to: Investor Relations, Renee Sarrail, BEA Systems, Inc., 2315 North First Street, San Jose, California, 95131.

ITEM 2.    PROPERTIES.

Our corporate offices and those related to product development, corporate marketing and administrative functions, totaling approximately 224,000 square feet, are located in San Jose, California under leases expiring in 2008. We also lease office space in various locations throughout the United States for sales, support and development personnel, and BEA’s foreign subsidiaries lease space for their operations. We own substantially all of the equipment used in our facilities. In the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California offices upon which we plan to have constructed additional corporate offices and research and development facilities that we would lease under operating leases. We believe our existing facilities together with those we plan to lease upon completion of construction of the San Jose facility will be adequate to meet our anticipated needs for the foreseeable future. See Note 16 of the Notes to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Impact Future Operating Results—We have a real estate leasing structure, which could result in substantial charges to our consolidated statement of operations, a substantial increase in liabilities on our consolidated balance sheet and substantial cash payments,” for information regarding and risks related to the Company’s lease agreements and obligations.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2003.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Since our initial public offering on April 11, 1997, the Company’s common stock has traded on the Nasdaq National Market under the symbol “BEAS.” According to the Company’s transfer agent, the Company had approximately 964 stockholders of record as of March 31, 2003.

The following table sets forth the high and low sales prices reported on the Nasdaq National Market for BEA common stock for the periods indicated:

	Low	High
Fiscal year ended January 31, 2003:

Fourth Quarter	$7.80	$14.00
Third Quarter	4.59	8.29
Second Quarter	5.48	12.33
First Quarter	10.04	18.66

Fiscal year ended January 31, 2002:

Fourth Quarter	$11.38	$22.50
Third Quarter	8.94	25.08
Second Quarter	19.01	44.00
First Quarter	20.19	68.13

The Company has never declared or paid any cash dividends on its common stock. The Company currently intends to invest cash generated from operations, if any, to support the development of its business and does not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors.

On each of December 19, 1999 and April 24, 2000, the Company effected a two-for-one common stock split in the form of a stock dividend. All common stock share information and per share amounts in this Annual Report on Form 10-K have been retroactively adjusted to reflect the effects of the stock splits.

ITEM 6.    SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of or for the fiscal year ended January 31,
	2003(5)	2002	2001	2000	1999(1)
	(in thousands, except per share data)
Total revenues	$934,058	$975,893	$819,760	$464,410	$289,042
Total asset impairment charges(2)	—	80,150	—	—	—
Total facilities consolidation and severance charges(3)	—	40,453	—	—	—
Net income (loss)	83,876	(35,678)	17,082	(19,574)	(51,582)
Net income (loss) per share:
Basic	0.21	(0.09)	0.05	(0.06)	(0.18)
Diluted	0.20	(0.09)	0.04	(0.06)	(0.18)
Total assets	1,809,959	1,659,951	1,592,336	1,258,841	403,011
Long-term obligations(4)	554,215	553,135	564,082	578,489	250,112

(1)	Restated to include the results of Leader Group, Inc. and WebLogic, Inc., which were acquired and recorded as pooling-of-interests transactions.

(2)	Total asset impairment charges of $80,150 recorded in fiscal 2002 were related to the impairment of certain acquired intangible assets and goodwill, $7,082 of which was recorded as a cost of revenues and $73,068 of which was recorded as operating expenses.
(3)	Of the total facilities consolidation and severance charges of $40,453 recorded in fiscal 2002, $2,461 was recorded as cost of revenues and $37,992 was recorded as operating expenses.
(4)	Excludes any long-term deferred tax liabilities.
(5)	The Company ceased the amortization of goodwill at the start of the year ended January 31, 2003. See Note 5 of the Notes to Consolidated Financial Statements.

No cash dividends have been declared or paid and no redeemable preferred stock was outstanding in any period presented.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

BEA is the world’s leading application infrastructure software provider. Our WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server, the world’s leading J2EE application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA WebLogic Workshop™, an integrated development framework for J2EE applications and Web services; BEA JRockit™ JVM, a server-centric Java Virtual Machine (JVM); and BEA Liquid Data for WebLogic, a solution for providing information integration and data aggregation from various sources in distributed computer systems. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other bases.

Seasonality.    Our first quarter sales are typically lower than sales in the immediately preceding fourth quarter because most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. Our commission structure and other sales incentives also tend to result in fewer sales in the first quarter than the fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue.

Investment in Integration Technologies.    In the spring of 2001, we announced a new focus on developing products to address the integration market. To address this market, we introduced BEA WebLogic Integration in July 2001, and a series of BEA branded, sold and supported adapters in August 2002. BEA also partners with complementary technology providers to supplement its integration solutions. In addition, we continue to develop further integration technologies and features, both inside the WebLogic Integration product and in the other elements of the WebLogic Enterprise Platform. New versions of various BEA products are in beta from time to time. Our strategy for the integration market is characterized by three approaches that we believe are different than how the market was previously being addressed: (i) a standards-based approach, built on the J2EE messaging and connectivity standards, in contrast to other vendors’ proprietary approaches; (ii) using the application server to provide essential capabilities and underlying services, such as scalability and transaction processing, in contrast to the messaging approaches offered by most other integration vendors; and (iii) providing Web services support, business process management, business to business integration, application integration, information integration, development tools and a run-time framework all in a single tightly integrated platform product, rather than providing them as separate products with separate tools and separate deployment frameworks. Some of our competitors in the integration market have recently announced a variety of initiatives similar to one or more of these approaches.

Investment in Developer Programs.    Our products are a platform for Java application development and deployment, both packaged applications built and sold by ISVs and custom applications built by our customers and SI partners. Success in a platform market requires that a large number of developers are trained on and actively using our platform. As a result, we have made a substantial investment in building programs to attract and retain Java developers. In addition, BEA WebLogic Workshop™ is designed to allow developers who are not trained in Java, such as developers who primarily use Visual Basic, Power Builder or COBOL, to quickly and easily become productive in Java and on the BEA WebLogic Platform. As a result, we are investing in programs to go beyond the current community of Java developers and attract developers currently using non-Java platforms. There can be no assurance that our investment in these programs will be successful.

Acquisitions.    Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, and believe that the following accounting policies are critical to understanding the Company’s historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates: revenue recognition, allowance for doubtful accounts, income taxes, facilities consolidation charges, intangible assets and considerations regarding our land lease. We base these estimates and judgments on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Audit Committee. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 of the Notes to Consolidated Financial Statements for a further description of our accounting policies.

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

For software license sales that do not require significant modification or customization of the underlying software, we recognize revenue when (i) there is evidence of an arrangement, (ii) we have delivered the products or performed the services, (iii) the payment is considered to be fixed or determinable and not subject to refund or adjustment and (iv) collection is probable. The majority of our license revenues are recognized in this manner.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment, including an assessment of their financial condition, past payment history, business and industry outlook and other factors. In addition, revenues in certain countries or regions where the collection risk is generally considered to be high, such as Latin America, Korea and China, are recognized on a cash basis. The judgments that we make regarding collection risk for specific customers, countries or regions can materially impact the timing of recognition of revenues. Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not generally recognize revenue on these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues.

Allowance for Doubtful Accounts.    We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at January 31, 2003. To date, our actual credit losses have been within our expectations.

Income Taxes.    Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the potential impact of future stock option deductions. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2003 and 2002 has been established to reflect these uncertainties. As of January 31, 2003, the unrecognized deferred tax assets are primarily attributable to accumulated stock option tax deduction benefits. Accordingly, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital when realized, rather than taken as a reduction of income tax expense.

Facilities Consolidation Charges.    In fiscal 2002, we recorded a charge of $20.0 million for our estimated future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities consolidation charge, we estimated such factors as future vacancy rates, the time required to sublet properties, sublease rates and the willingness of landlords to negotiate termination fees. These estimates are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates vary from our original estimates. The remaining balance of accrued future lease commitments on excess facilities, net of estimated future sublease income, is approximately $12.6 million as of January 31, 2003. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to facilities consolidation charges. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2003, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be approximately $23.0 million, which exceeds the accrued balance at January 31, 2003 by $10.4 million.

Intangible Assets and Goodwill.    We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets and liabilities acquired, including identified intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and non-compete agreements are amortized over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Goodwill is not amortized but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future cash flows. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and of other long-lived assets could occur. We periodically review the estimated remaining useful lives of these assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually on November 1 of each year and more frequently if events merit. We perform this test in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (“FAS 142”). We have determined that we have only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. Firstly, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit based on quoted market prices of our common stock, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Land Lease.    We lease a parcel of land adjacent to our corporate headquarters in San Jose, California under an operating lease arrangement that is commonly referred to as an “off-balance sheet” or “synthetic” lease. We plan to have corporate offices and research and development facilities constructed for us on the property. The terms of the lease and the methods of accounting for the lease are described in detail below under Liquidity and Capital Resources and in Note 16 of the Notes to Consolidated Financial Statements. Under the land lease, we are obligated for a residual value guarantee of approximately $330 million at the end of the lease term. If the fair value of the property at the end of the lease term is less than the residual value guarantee, we are obligated to pay any shortfall to the lessor. We are required to periodically assess whether it is probable that a deficiency exists between the estimated fair value of the property at the end of the lease term and the residual value guarantee. To the extent such a probable deficiency is determined to exist, we would expense the estimated deficiency over the remaining term of the lease. The determination of whether such a probable deficiency exists is highly subjective and requires significant management judgment. We estimate the fair value of the property at the end of the lease term by consulting with real estate industry sources and developing valuation models that incorporate numerous assumptions, including projected future office lease rates and occupancy rates in the San Jose area, BEA’s future requirements for facilities in San Jose, how the property will be developed, future economic conditions and growth rates, and historical trends in local property values. Our current assessment is that it is not probable that a deficiency under the residual value guarantee will exist at the end of the lease term. This assessment is based on significant assumptions that could change adversely over time, resulting in material charges to future earnings of an amount up to the residual value guarantee of approximately $330 million.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of operations as a percentage of total revenues for the fiscal years ended January 31, 2003, 2002, and 2001.

	Fiscal year ended January 31,
	2003	2002	2001
Revenues:
License fees	55.2%	61.3%	58.1%
Services	44.8	38.7	41.9

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees(1)	3.6	3.5	4.1
Cost of services(1)	42.6	48.3	57.6
Amortization of acquired intangible assets	2.7	2.7	4.7
Impairment of certain acquired intangible assets	—	0.7	—
Severance charges	—	0.3	—

Total cost of revenues	23.8	24.6	31.2

Gross margin	76.2	75.4	68.8
Operating expenses:
Sales and marketing	39.5	41.1	40.9
Research and development	14.2	12.4	10.9
General and administrative	8.2	7.7	7.0
Amortization of goodwill	—	4.8	7.2
Facilities consolidation and severance charges	—	3.9	—
Impairment of goodwill	—	7.5	—
Acquisition-related charges	—	—	0.3

Total operating expenses	61.9	77.4	66.3

Income (loss) from operations	14.3	(2.0)	2.5
Interest and other, net	(1.5)	1.5	3.3

Income (loss) before provision for income taxes	12.8	(0.5)	5.8
Provision for income taxes	3.8	3.2	3.7

Net income (loss)	9.0%	(3.7)%	2.1%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Year Ended January 31			Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
	2003 (“Fiscal 2003”)	2002 (“Fiscal 2002”)	2001 (“Fiscal 2001”)
Total revenues	$934,058	$975,893	$819,760	(4.3)%	19.0%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. The revenue growth from fiscal 2001 to fiscal 2002 of 19.0 percent reflects significant increases in sales of our software products and growth in our customer support revenues, offset partially by a decrease in consulting and education revenues. The reduction in total revenues from fiscal 2002 to fiscal 2003 was driven by decreases in sales of software licenses and consulting and education revenues, offset partially by an increase in customer support revenues. Our revenue growth rate has been affected by multiple factors during fiscal 2001, 2002 and 2003, including growth in the application server market, introduction of new products, level of acceptance of our products in the market, competition, general economic conditions and changes in overall information technology (“IT”) spending on a world-wide basis. While many factors have impacted our growth, the economic downturn during fiscal 2002 and reductions in IT spending contributed significantly to the reductions in our year-over-year revenue growth rates, which decreased from 76.5 percent for fiscal 2001 to 19.0 percent in fiscal 2002 to (4.3) percent in fiscal 2003. Many factors that impact our growth are beyond our control and there can be no assurance that our revenues will grow in the future.

License Revenues (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
License revenues	$515,883	$597,909	$476,573	(13.7)%	25.5%

The increase in license revenues from fiscal 2001 to fiscal 2002 was mainly due to the increases in sales of our BEA WebLogic Server as well as the adoption of other products in our WebLogic Platform, introduction of new products and new versions of existing products, and expansion of our partner programs. The number of product transactions increased to approximately 11,100 in fiscal 2002 compared to 10,100 in fiscal 2001, an increase in transaction volume of approximately 10 percent. The decrease in license revenues from fiscal 2002 to fiscal 2003 was primarily due to further reductions in IT spending on a worldwide basis and the continued economic downturn. Many large enterprises implemented aggressive cost cutting measures, including reductions in IT spending, in the second half of calendar 2001, especially after the terrorist events of September 11, 2001. In the current economic and IT spending environment, customer spending continues to be extremely cautious and IT purchases are subject to rigorous internal review and approvals, resulting in some customers canceling or postponing IT projects, postponing IT purchases or placing smaller orders. The number of product transactions decreased to approximately 10,000 in fiscal 2003 compared to 11,100 in fiscal 2002, a decrease in transaction volume of approximately 10 percent.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
Consulting and Education revenues	$113,031	$140,587	$208,026	(19.6)%	(32.4)%
Customer Support revenues	305,144	237,397	135,161	28.5	75.6

Total Service revenues	$418,175	$377,984	$343,187	10.6%	10.1%

Consulting and education revenues consist of professional services related to the deployment and use of our software products, and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The significant increases in customer support revenues from fiscal 2001 to fiscal 2002 and from fiscal 2002 to fiscal 2003 were driven by maintenance renewals on our existing installed base of software licenses as well as new maintenance contracts sold together with new sales of software licenses. Consulting and education revenues decreased significantly from fiscal 2001 to fiscal 2002 and from fiscal 2002 to fiscal 2003, as the economic slowdown and general reductions in IT spending on a worldwide basis impacted our business. In addition, we executed our strategy of having strategic partners provide consulting services related to the deployment and use of our software products, which began to impact our consulting and education revenues in late fiscal 2001.

On February 1, 2003, the Company adopted Emerging Issues Task Force (“EITF”) Issue No. 01-14 “Income Statement Characterization of Reimbursements Received for “Out of Pocket” Expenses Incurred (“EITF 01-14”). EITF 01-14 requires that certain out-of-pocket expenses that are charged to customers be recorded as service revenues, rather than as an offset to cost of services, which had been the Company’s prior practice. The adoption of EITF 01-14 had no impact on our gross margin, but it did cause both service revenues and cost of services to increase by approximately $3.1 million for fiscal 2003. The adoption did not have a material impact on our financial position, results of operations or cash flows and, accordingly, we did not reclassify prior period results. The reclassification of prior period results would have resulted in an immaterial increase in both service revenues and cost of service revenues.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Fiscal 2003	Fiscal 2003 (percentage of consolidated total revenues)	Fiscal 2002	Fiscal 2002 (percentage of consolidated total revenues)	Fiscal 2001	Fiscal 2001 (percentage of consolidated total revenues)
Americas	$509,283	54.5%	$554,853	56.8%	$486,696	59.4%
European, Middle East and Africa region (“EMEA”)	275,380	29.5	290,366	29.8	240,136	29.3
Asia/Pacific region (“APAC”)	149,395	16.0	130,674	13.4	92,928	11.3

Total revenues	$934,058	100.0%	$975,893	100.0%	$819,760	100.0%

For each of the twelve fiscal quarters included in the three fiscal years ended January 31, 2003, EMEA and APAC revenues as a percentage of total revenues have ranged between 27 percent to 32 percent for EMEA and 10 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon local economic conditions in EMEA and APAC, foreign currency exchange rates, and if a large sale is made in a particular region. Our revenues in APAC have increased both as a percentage of total revenues and in absolute dollars over the three year period due primarily to our entry into the Chinese market in the second quarter of fiscal 2002.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
Cost of licenses	$18,797	$21,087	$19,724	(10.9)%	6.9%
Cost of services	178,105	182,678	197,567	(2.5)%	(7.5)%
Amortization of acquired intangible assets	25,388	26,324	38,466	(3.6)%	(31.6)%
Impairment of certain acquired intangible assets	—	7,082	—	(100.0)%	100.0%
Severance charges	—	2,461	—	(100.0)%	100.0%

Total cost of revenues	$222,290	$239,632	$255,757	(7.2)%	(6.3)%

Cost of revenues represented 23.8 percent, 24.6 percent and 31.2 percent of total revenues in fiscal 2003, 2002 and 2001, respectively. The decrease from fiscal 2001 to fiscal 2002 in cost of revenues as a percentage of total revenues was primarily due to decreases in our lower-margin consulting and education revenues. A decrease in amortization charges included in cost of revenues also contributed to the decrease in total cost of revenues as a percentage of total revenues in fiscal 2002. These decreases were offset by additional expenses from the impairment of certain acquired intangible assets and severance costs in fiscal 2002. The decrease in total cost of revenues as a percentage of total revenues from fiscal 2002 to fiscal 2003 was primarily due to the impairment and severance charges recorded in fiscal 2002.

Cost of Licenses.    Cost of licenses, as referenced in the table above, includes fees paid to third-party contractors in connection with our revenue compliance audit program, royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. Cost of licenses were 3.6 percent, 3.5 percent and 4.1 percent of license revenues for fiscal 2003, 2002 and 2001, respectively. The decrease in cost of licenses as a percentage of license revenues from fiscal 2001 to fiscal 2002 is primarily due to a decline in third party royalties and license fees. The increase in cost of licenses as a percentage of license revenues from fiscal 2002 to fiscal 2003 was primarily due to the expansion of our revenue compliance audit program during fiscal 2003 and associated payments made to third-party contractors.

Cost of Services.    Cost of services, as referenced in the table above, consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services represented 42.6 percent, 48.3 percent and 57.6 percent of service revenues in fiscal 2003, 2002 and 2001, respectively. Cost of services in absolute dollars and as a percentage of service revenues decreased from fiscal 2001 to fiscal 2002 due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues. Consulting and education revenues were 37.2 percent of total service revenues in fiscal 2002 compared to 60.6 in fiscal 2001. Cost of services further decreased in fiscal 2003 from fiscal 2002 both in absolute dollars and as a percentage of total service revenues as lower-margin consulting and education revenues continued to decrease as a percentage of total service revenues. Consulting and education revenues represented 27.0 percent of total service revenues in fiscal 2003.

Amortization of Acquired Intangible Assets included in Cost of Revenues.    The amortization of acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base, patents and trademarks and distribution rights. The decrease in amortization from fiscal 2001 to fiscal 2002 was primarily due to a portion of our acquired intangible assets becoming fully amortized in fiscal 2001. The decrease from fiscal 2002 to fiscal 2003 was primarily due a portion of our acquired intangible assets being written-off in fiscal 2002, offset by the amortization of acquired intangible assets that arose from a number of small acquisitions in the latter half of fiscal 2002 and during fiscal 2003. In the future, amortization expense associated with intangible assets recorded prior to January 31, 2003 is currently expected to total approximately $14.6 million and $1.6 million for the fiscal years ending January 31, 2004 and 2005, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Impairment of Certain Acquired Intangible Assets included in Cost of Revenues.    See discussion of Impairment of Certain Acquired Intangible Assets and Goodwill below.

Severance Charges.    See discussion of Facilities Consolidation and Severance Charges below.

Operating Expenses

Sales and Marketing (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
Sales and Marketing expenses	$368,874	$400,860	$335,501	(8.0)%	19.5%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in sales and marketing expenses from fiscal 2001 to fiscal 2002 was due to increased commissions paid to our sales force on our increased revenues, increases in marketing personnel and marketing programs to build brand awareness. Sales and marketing expenses decreased in fiscal 2003 from fiscal 2002 due to headcount reductions and other cost-cutting initiatives implemented during the fourth quarter of fiscal 2002, which reflects a shift in resources and headcount from sales and marketing to research and development activities.

Research and Development (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
Research and Development expenses	$132,771	$120,875	$89,247	9.8%	35.4%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The fiscal 2002 and 2003 year-over-year increases in research and development expenses were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, as well as the acquisition of several small companies engaged in research and development activities during fiscal 2002 and fiscal 2003. Research and development as a percentage of total revenues has increased from 10.9 percent in fiscal 2001 to 12.4 percent in 2002 to 14.2 percent in fiscal 2003, which represents a shift in resources and headcount from sales and marketing to research and development activities. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

General and Administrative (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
General and Administrative expenses	$76,390	$75,671	$57,611	1.0%	31.3%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. The increase in general and administrative expenses from fiscal 2001 to fiscal 2002 was due to the expansion of our infrastructure, including information systems, facilities and associated expenses necessary to manage our growth. The increase from fiscal 2002 to fiscal 2003 was due to increases in information technology and facilities costs, offset partially by a decrease in bad debt expense, which decreased by approximately $5.2 million from $8.7 million in fiscal 2002 to $3.5 million in fiscal 2003.

Amortization of Goodwill.    Amortization of goodwill totaled $0, $46.4 million and $59.2 million in fiscal 2003, 2002 and 2001, respectively. Amortization of goodwill decreased in fiscal 2002 from fiscal 2001 due primarily to the $73.0 million write-off of goodwill in the third quarter of fiscal 2002. Commencing February 1, 2002, amortization of goodwill ceased in accordance with new accounting guidelines.

Acquisition-Related Charges.    In connection with the acquisition of The Workflow Automation Corporation in the first quarter of fiscal 2001, we acquired and expensed the cost of a number of research projects that were in process on the acquisition date, which amounted to $2.2 million.

Other Charges

Facilities Consolidation and Severance Charges.    During the third quarter of fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also included the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources. As of January 31, 2003, $12.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, our total charges for these vacant facilities could be significantly higher. Additionally, during the fourth quarter of fiscal 2002, we reduced the scope and re-evaluated the timing of the planned construction of facilities at our San Jose, California headquarters, resulting in an additional facilities-related charge of $5.0 million. Adjustments to the accrued facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances.

During the third and fourth quarters of fiscal 2002, we reduced our workforce by approximately 10 percent and, accordingly, we recorded total severance charges of $15.5 million, of which $10.3 million was paid in fiscal 2002 and $5.2 million was paid in fiscal 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table provides a summary of the accrued facilities consolidation and severance charges (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	25,000	12,992	37,992
Write-off of leasehold improvements	(2,152)	—	(2,152)
Cash payments during fiscal 2002	(1,447)	(10,302)	(11,749)

Accrued at January 31, 2002	21,401	5,151	26,552

Cash payments during fiscal 2003	(3,784)	(5,151)	(8,935)

Accrued at January 31, 2003	$17,617	$—	$17,617

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

With the assistance of third party valuation experts, we performed asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Theory Center and Bauhaus intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over a 39 month period for the Theory Center and a 51 month period for Bauhaus to the carrying amounts of the long-lived assets resulting from the acquisitions. The conclusion of these tests was that the decline in value of the Theory Center and Bauhaus intangible assets and goodwill was significant and other than temporary. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair values. Measurement of fair value was based on analyses of the discounted future cash flows at the Theory Center and Bauhaus level. In performing these analyses, we used the best information available under the circumstances, including assumptions and projections of future operating results that we consider to be both reasonable and supportable. The discount rates used in the analyses were 30 percent for the Theory Center and 20 percent for Bauhaus, which were based on historical risk premiums required by investors for companies of our size, industry and capital structure and included risk factors specific to the sectors in which the Theory Center and Bauhaus operated. The analyses indicated that the intangible assets and goodwill for the Theory Center were impaired by an amount totaling $64.5 million and for Bauhaus by an amount totaling $10.0 million. In addition, an impairment charge of $5.6 million was recorded during the third quarter of fiscal 2002, which related to the write-off of goodwill associated with a small foreign sales operation that was disposed.

The total impairment charge recorded during the third quarter of fiscal 2002 is summarized as follows (in millions):

The Theory Center	$64.5
Bauhaus	10.0
Other	5.6

$80.1

We did not record any write-downs of acquired intangible assets or goodwill in fiscal 2001 or 2003.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Fiscal 2003	Fiscal 2002	Fiscal 2001	Percentage Change Fiscal 2003 vs. Fiscal 2002	Percentage Change Fiscal 2002 vs. Fiscal 2001
Interest expense	$(22,086)	$(22,259)	$(22,910)	(0.8)%	(2.8)%
Write-down of equity investments	(24,174)	(22,922)	(16,211)	5.5	41.4
Net gains on sale of equity investments	3,659	19,623	18,595	(81.4)	5.5
Interest income and other, net	28,691	39,879	47,736	(28.1)	(16.5)

Total interest and other, net	$(13,910)	$14,321	$27,210	(197.1)%	(47.4)%

The decrease in interest income from fiscal 2001 to fiscal 2002 and from fiscal 2002 to fiscal 2003 is due to lower returns on our investments due to significant reductions in interest rates that occurred during fiscal 2002, the partial impact of which was felt in fiscal 2002 and the full impact of which was felt in fiscal 2003. Included in net gains on sale of equity investments are net gains of $17.4 million recorded by us in fiscal 2002 and

$18.6 million recorded by us in fiscal 2001, which were in accordance with agreements regarding the sale of a portion of our investment in WebGain, Inc. (“WebGain”) to WP Equity Partners, Inc., a related party (see Related Party Transactions below). In addition, we recorded net gains of $3.7 million and $2.2 million in fiscal 2003 and 2002, respectively related to sales of certain other minority investments to unrelated third parties. These gains were offset by write-downs of equity investments of $24.2 million, $22.9 million and $16.2 million in fiscal 2003, 2002 and 2001, respectively, of which $22.4 million in fiscal 2003 and $5.9 million in fiscal 2002 were write-downs of the remainder of our investment in WebGain. We have a net balance of equity investments in privately-held technology companies of approximately $1.1 million at January 31, 2003. Such investments may become further impaired in fiscal 2004, particularly in view of the difficulties many technology companies have had in raising additional capital in the current economic climate.

Provision for Income Taxes

We have provided for income tax expense of $35.9 million, $31.4 million and $30.4 million for fiscal 2003, 2002 and 2001, respectively. Our effective income tax rate was 30 percent for fiscal 2003. Excluding the impact of impairment charges of certain acquired intangible assets and goodwill, our effective income tax rate was 45 percent for fiscal 2002. Our effective income tax rate was 64 percent for fiscal 2001. The decrease in the effective income tax rate for fiscal 2003 relative to fiscal 2002 and 2001 is due primarily to the effect of the cessation in the amortization of goodwill in accordance with new accounting guidelines. Our effective income tax rate for fiscal 2003 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings. Our fiscal 2002 effective income tax rate was higher than the U.S. federal statutory rate of 35 percent primarily due to non-deductible goodwill amortization and goodwill impairment charges. Our fiscal 2001 effective income tax rate was higher than the U.S. federal statutory rate of 35 percent primarily due to non-deductible goodwill amortization. The decrease in the effective income tax rate for fiscal 2002 relative to fiscal 2001 is primarily due to benefits from low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our historical levels of U.S. operating earnings and stock option deductions, we have provided a valuation allowance against our net deferred tax assets to the extent that they are dependent upon future taxable income for realization. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

As of January 31, 2003, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,267.5 million, which increased from $1,027.2 million at January 31, 2002.

Our cash flow from operations decreased by $30.6 million from $225.0 million in fiscal 2002 to $194.4 million in fiscal 2003. Cash flow from operations was essentially unchanged from fiscal 2001 to fiscal 2002 at approximately $225 million in both years. Net income adjusted to exclude certain non-cash items was approximately $191 million, $154 million, $135 million in fiscal 2003, 2002 and 2001, respectively. The overall net positive impact of changes in certain operating assets and liabilities on total operating cash flow in fiscal 2003 was relatively small at approximately $3 million. Accordingly, total operating cash flow of $194.4 million for fiscal 2003 is primarily attributable to net income adjusted to exclude certain non-cash items of approximately $191 million. Net income adjusted to exclude certain non-cash items was lower in fiscal 2002 than in 2003, but total operating cash flow of $225.0 million was higher in fiscal 2002 because the overall net positive impact of changes in certain operating assets and liabilities on total operating cash flow in fiscal 2002 was approximately $71 million, compared to only approximately $3 million in fiscal 2003.

Cash used in investing activities increased by $210.1 million from $243.4 million in fiscal 2002 to $453.5 million in fiscal 2003. This increase was primarily due to an increase of $319.4 million in net purchases of available-for-sale short-term investments, as we executed our strategy during fiscal 2003 of holding investments with slightly longer maturities, which results in a greater portion of our cash resources being classified as short-term investments. This increase was partially offset by cash received from the repayment in fiscal 2003 of a note receivable of $74.6 million from WP Equity Partners, Inc, a related party (see Related Party Transactions below). We also used $29.7 million less cash in fiscal 2003 than in fiscal 2002 for purchases of property and equipment and $17.1 million less cash for net payments for acquisitions and equity investments. Cash used in investing activities increased by $86.7 million from $156.7 million in fiscal 2001 to $243.4 million in fiscal 2002. This increase was primarily due to an increase of $173.5 million in net purchases of short-term investments plus an increase in property and equipment purchases of $20.4 million, offset by a decrease in cash used for acquisitions and other equity investments of $75.4 million.

Cash used in financing activities in fiscal 2003 of $261,000 was primarily related to the purchase of treasury stock of $42.1 million and the increase of $7.0 million in restricted cash for collateral on our land lease transaction, offset by proceeds of $48.9 million from the issuance of common stock under employee stock compensation plans. Cash used in financing activities in fiscal 2002 of $61.3 million was primarily related to the $122.2 million increase in restricted cash for collateral on our land lease transaction, partially offset by proceeds of $61.6 million from the issuance of common stock under employee stock compensation plans. Cash provided by financing activities in fiscal 2001 of $81.7 million was primarily related to proceeds of $85.7 million from the issuance of common stock under employee stock compensation plans.

As of January 31, 2003, our outstanding short and long-term debt obligations were $554.4 million, essentially the same as at January 31, 2002. At January 31, 2003, our outstanding obligations consisted of $550.0 million of convertible notes and $4.4 million of other obligations. The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock (see Note 9 of the Notes to Consolidated Financial Statements for a description of the terms of the convertible notes.) If, during the period from February 1, 2003 to December 14, 2004, the price of our common stock exceeds $48.51 for at least 20 trading days within a period of 30 consecutive trading days, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond (equivalent to a stock price of $34.65 per share) or cash plus a premium of up to 2.3%, at the option of the bondholder. For the period from December 15, 2004 to maturity on December 15, 2006, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond or cash plus a premium of up to 1.2%, at the option of the bondholder, if the price of our common stock, as calculated above, exceeds $34.65. If our stock price, as calculated above, does not exceed $48.51 during the period from February 1, 2003 to December 14, 2004, and if the price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we will likely be required to repay the notes in cash on the maturity date of December 15, 2006. The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

	Payments due in
Minimum Contractual Obligations	Total Payments Due	Fiscal 2004	Fiscal 2005 and 2006	Fiscal 2007 and 2008	Fiscal 2009 and Thereafter
Convertible notes	$550,000	$—	$—	$550,000	$—
Other obligations	4,379	164	1,690	1,288	1,237
Operating leases	191,148	44,073	64,993	41,683	40,399

Total contractual obligations	$745,527	$44,237	$66,683	$592,971	$41,636

The above table excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business and also excludes any amounts that could be payable under the land lease agreement pursuant to the residual value guarantee of approximately $330 million, as explained in the following paragraph.

During the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California headquarters (the “land lease”) and we plan to have constructed additional corporate offices and research and development facilities on the land. This lease is commonly referred to as “synthetic” lease. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third-party funds represent at-risk equity. We have an option to renew the land lease agreement, purchase the land at the end of the lease term or earlier for the outstanding lease balance, or, to arrange for the sale of the land to a third party. If we elect to renew the lease or arrange for the sale of the land, we are obligated to pay any shortfall between the fair value or sales price and the outstanding land lease balance under a residual value guarantee of approximately $330 million. Under the land lease agreement, the lessor agreed to finance up to $331 million of land and associated costs. As of January 31, 2003, the outstanding lease balance was approximately $327.4 million. Total minimum lease payments are estimated to be approximately $9.9 million per year, and are included in the table above, commencing in fiscal 2004 through fiscal 2006, and are based on the variable London Interbank Offering Rate (“LIBOR”). Actual payments will fluctuate from time to time depending on changes in LIBOR. In the future, we may lengthen the land lease, have additional improvements built on the land, purchase the land under our purchase option, or arrange to sell the land, or parcels of the land. If we determine to not pursue, completely or in part, the construction of additional corporate offices, this could result in a material charge to earnings. Under generally accepted accounting principles in the United States we are required to establish a liability for exposure, if any, under the residual value guarantee from the point such exposure is probable to the end of the lease by recording rent expense in excess of our cash rental payments. The amount of the additional monthly rent expense equals the expected residual value guarantee exposure divided by the number of months remaining on the lease. As of January 31, 2003, we believe that there has been no impairment in the fair value of the land that we lease under the synthetic lease wherein we believe that we would be required to pay any amount under the residual value guarantee. We will continue to assess the fair value of the underlying property and the use of the property for impairment on an annual basis. See Note 16 of the Notes to Consolidated Financial Statements for additional information regarding the land lease.

As part of the land lease agreement, we must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $126.5 million as of January 31, 2003. This amount represents collateral for specified obligations to the lessor under the lease. The restricted cash cannot be withdrawn and is managed by a third party subject to certain limitations. We have classified this amount as a long-term restricted asset on our consolidated balance sheet at January 31, 2003. We also must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2003, we were in compliance with all financial covenants of the land lease agreement. In the event of a default, the lessor may demand payment equal to the lessor’s outstanding lease balance, require us to purchase the land, facilitate the sale of the property or surrender the property. If we chose to purchase the land, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet.

No BEA officers or employees have any direct financial interest with regards to the land lease agreement.

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (“the September 2001 Share Repurchase Program”). An insignificant number of shares were repurchased in fiscal 2002. In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In February and March 2003 under the September 2001 Share Repurchase Program, we repurchased an additional 5.3 million shares at a total cost of approximately $52.0 million. In March 2003, the Board of Directors approved an additional repurchase of up to $100.0 million of our common stock.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. The Company’s liquidity could be negatively impacted by a decrease in demand for the Company’s products, which are subject to rapid technological changes, or a reduction of capital expenditures by the Company’s customers as a result of a downturn in the global economy, among other factors. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through January 31, 2004. However, we may make acquisitions or license products and technologies complementary to our business or we may decide to purchase the land held under lease, and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions, licenses, or purchase. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Related Party Transactions

WebGain, Inc.

In connection with the sale of investments in WebGain, Inc. to WP Equity Partners, Inc., a related party, we recorded notes receivable from WP Equity Partners, Inc. of $24.6 million and recorded net gains of $17.4 million during fiscal 2002. We also recorded notes receivable from WP Equity Partners, Inc. of $50.0 million and recorded net gains of $18.6 million during fiscal 2001 related to sales of investments in WebGain. The notes were due on January 31, 2003 and bore interest of 7 percent per annum. As of January 31, 2002, the balance, excluding accrued interest, due from WP Equity Partners, Inc. was $74.6 million, which was included in other long-term assets. The notes were repaid in full on January 31, 2003. Interest income earned on the notes receivable from WP Equity Partners, Inc. was $5.2 million in both fiscal 2002 and fiscal 2003.

Loans to Officers

We have an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million as of January 31, 2002 and 2003, which is included in other long-term assets as of January 31, 2003. This advance was made in August 2001 pursuant to an unsecured line of credit issued to Mr. Coleman in September 1999 (the “Unsecured Line of Credit”). The Unsecured Line of Credit bears interest at 7 percent per annum and is due within 90 days following the earlier of (i) termination of Mr. Coleman’s employment with us or (ii) our stock price achieving a specified average closing price. This advance was included in other current assets as of January 31, 2002.

In November 2001, we issued a secured and full recourse line of credit of $25.0 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6 percent per annum. Borrowings under the Secured Line of Credit are due upon 90 days written demand. During the quarter ended July 31, 2002, we advanced $19.2 million to Mr. Coleman under the Secured Line of Credit. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be re-borrowed. During the quarter ended October 31, 2002, Mr. Coleman repaid in full the $19.2 million secured loan to the Company, including interest. No borrowings were outstanding under this secured line of credit at January 31, 2002 or 2003.

In September 1999, we issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at January 31, 2002 or 2003.

Loans to Executives

We have secured notes receivable from four other executives totaling approximately $2.0 million and $1.7 million at January 31, 2003 and 2002, respectively, which are included in other long-term assets. These notes receivable originated prior to June 30, 2002 and are secured by real property.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in fiscal 2003, 2002 and 2001 were insignificant.

Effect of New Accounting Pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and must be applied for exit or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of FAS 146 did not have a material impact on our financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We are currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on our results of operations and financial condition.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We have adopted the disclosure requirements for our financial statements included in this form 10-K. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or to indemnification provisions in our software license arrangements. However, the accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on our future financial results. Therefore, although we currently do not believe these provisions will have a material effect on our operating results or financial position, we will continue to evaluate the impact of FIN 45. The only significant guarantees issued to third parties by the Company are the product warranty and indemnification provisions in our software license agreements and the residual value guarantee of approximately $330 million, which is pursuant to our synthetic land lease transaction.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. FAS No. 148 amends FASB Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. We continue to account for our employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to FAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, we adopted the disclosure provisions of this statement in our fourth quarter of fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. For these variable interest entities, the assets, liabilities and non-controlling interest of the variable interest entity would be initially measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. We are evaluating the impact of applying FIN 46 and have not yet completed this analysis. We have not yet concluded whether the current land lease structure would be consolidated upon our adoption of FIN 46 because the rules are recent and contain numerous complicated provisions that the accounting profession continues to analyze. The impact of consolidating the land held under lease at carrying value would be an increase to assets and liabilities of approximately $330 million. It is possible that the final determination under FIN 46 will be that the land must be capitalized on our balance sheet at current fair market value, which could be less than the outstanding lease balance in the near term. This could result in a material charge to earnings, equal to the difference between the current fair market value of the property and the outstanding lease balance at the time such determination is made. Alternatively, we could elect to restructure the financing arrangement or exercise the purchase option, which could also result in us recording the land on our balance sheet at current fair market value, resulting in a material charge to earnings as described above.

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

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts’ or investors’ expectations and may result in a decline in our stock price

Although we have experienced significant annual revenue growth in recent years and our revenues grew in each of the quarters of fiscal 2003, our revenues have historically fluctuated. For example, in the quarters ended October 31, 2001 and April 30, 2002, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks from March 2000 through the present.

We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

•	on-going adverse economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of the recent U.S. military activity in Iraq, recent and possible future terrorist activities, and other potential military and security actions in the Middle East; and geopolitical instability in markets such as Korea and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	difficulty predicting the size and timing of customer orders;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of current adverse economic conditions and increased competition;

•	introduction or enhancement of our products or our competitors’ products;

•	the adverse impact of that the recent SARS (severe acute respiratory syndrome) outbreak may have our worldwide business, particularly in Asian countries such as China where the outbreak has been most widespread;

•	our ability to develop, introduce and market new products on a timely basis and whether any new products are accepted in the market;

•	our ability to further control costs and expenses, particularly in the face of the on-going current adverse economic conditions;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	the performance of our international business, which accounts for a significant part of our consolidated revenues.

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	any slowdown in use of the Internet for business or commerce;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	the lengthy sales cycle for our products;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

•	loss of key personnel; and

•	fluctuations in foreign currency exchange rates.

Our quarterly revenues and operating results are difficult to forecast because of the composition and timing of our customer orders

A material portion of our revenues has been derived from large orders, as major customers deployed our products. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. The majority of our revenue originates from a large number of small orders with the potential to turn into large deployments. If we cannot generate a sufficient number of large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, with a substantial portion of our orders typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. This is particularly relevant at this time because we have previously implemented significant cost cutting measures, thereby making incremental additional cost cutting more difficult to achieve. Moreover, on-going adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the recent U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as Korea and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. In addition, the recent SARS (severe acute respiratory syndrome) outbreak may have an adverse impact on our worldwide business, particularly in Asian countries such as China where the outbreak has been most widespread, and Canada. In response to the SARS outbreak, many of people have restricted their travel in the affected regions, which impedes our ability to conduct sales operations and other company functions in these areas. If the outbreak were to continue or worsen, these adverse effects could grow, as well as possibly impact the economies of the affected countries overall, particularly China, thereby potentially adversely our sales. The risk of delayed or cancelled orders is particularly relevant with respect to large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like us, sell enterprise-wide software solutions, have announced in recent quarters that these conditions have adversely affected their financial results. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

The market for application server and integration software, and related software components and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM and Sun Microsystems and database vendors such as Oracle. In addition, Microsoft has released products that include some application server functionality and has announced that it intends to include improved application server and integration functionality in future versions of its products. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. These tool vendors offer products that may compete with some of the features of our own product offerings. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

Some of our current principal competitors are also hardware vendors who bundle their own application server, integration software and tool products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM and Sun Microsystems are the primary hardware vendors who offer a line of application server and integration solutions for their customers. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application functionality with computer hardware, software and related service sales. In addition, IBM Global Services, a division of IBM and a large provider of consulting and information technology services, can influence their service customers’ choice of software products in favor of IBM’s. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, operating results, and financial condition will suffer.

Microsoft has announced that it intends to include certain application server and integration functionality in its .NET initiative. Microsoft’s .NET initiative is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET initiative, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET initiative and the bundling of competing functionality in versions of Windows requires us to compete with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets and their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

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

The recent U.S. military activity in Iraq and terrorist activities could adversely affect our revenues and operations

The recent U.S. military activity in Iraq; recent terrorist activities; and related military and security operations, have significantly disrupted economic activity throughout the United States and much of the world. This significantly adversely impacted our operations and our ability to generate revenues. An unfavorable course of events related to the U.S. military activity in Iraq; any future terrorist activities or any other military or security operations, particularly with regard to the in the Middle East involving Iraq, and the geopolitical tension in Korea could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, deferrals, and reductions or cancellations of customer orders for our products and services.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results

We currently derive the majority of our license and service revenues from BEA WebLogic® Server, BEA Tuxedo® and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we previously experienced a slowdown in the growth of our services revenue, particularly revenue derived from our consulting services. This trend could resume, particularly if the continued industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. Conversely if this trend were to reverse as in the quarter ended October 31, 2002 when we experienced an increase from the previous fiscal quarter in our consulting revenues it may adversely affect our overall operating margins since our consulting revenue margins are lower than our license revenue margins as well as our other services revenue margins. In addition, as we introduce new versions of our main products, such as WebLogic Server, any delay or failure of these new versions to gain market acceptance among new and existing customers would have an adverse affect on our revenues and other operating results.

If we do not successfully develop and market our recently introduced new products, our revenues will be adversely affected

We have recently introduced and updated our WebLogic Workshop tools product and related developer initiatives to help broaden the base of developers who can utilize our technologies and products. If WebLogic Workshop and these related initiatives are not successful, or less successful than we anticipate, it will have an adverse impact on our sales of BEA WebLogic products, the principal driver of our revenue, and related products and services, as well as adversely affect our profit margins. In addition, we are investing substantial and increased resources into further developing and marketing our WebLogic Integration products as well as continued significant investment in our WebLogic Liquid Data products. If any of these efforts are not successful, or less successful than we anticipate, due to such factors as technological problems, competition, market shifts or market acceptance, it will have an adverse impact on our sales and profit margins.

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

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, our operating lease for real estate in San Jose, California, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under reexamination by accounting standards setters and regulators, such as revenue recognition and our operating lease for real estate in San Jose, California. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record and expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, in fiscal year 2003, had we accounted for stock-based compensation plans under FASB Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.36 per share. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 1 of the Notes to Consolidated Financial Statements.

The seasonality of our sales typically adversely affects our revenues in our first fiscal quarter

Our first quarter sales are typically lower than sales in the immediately preceding fourth quarter because most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. Our commission structure also tends to result in lower sales in the first quarter than the fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue.

Any failure to maintain on-going sales through distribution channels could result in lower revenues

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers, independent software vendors (“ISVs”), systems integrators (“SIs”) and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining existing relationships and further establishing and expanding relationships with distributors, ISVs, original equipment manufacturers (“OEMs”) and SIs. In particular, we have an on-going initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products that our ISV customers offer. We intend to continue this initiative and to seek distribution arrangements with additional ISVs to embed our WebLogic Server and other products in their products. It is possible that we will not be able to successfully expand our distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately continue to develop and maintain our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. In particular, we need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to help ensure these indirect channels do not conflict with or curtail our direct sales. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected.

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

We only recently reported net income, and could report a net loss again

We only recently first reported significant net income under generally accepted accounting principles for the quarter ended July 31, 2000. However, despite this, we subsequently reported a net loss under generally accepted accounting principles for the quarter ended October 31, 2001. This was due in part to the asset impairment charges of $80.1 million related to prior acquisitions. We also implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Because of such factors as our limited operating history and on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods.

If we are required to remit significant payroll taxes it will have an adverse impact on our future financial results

When our employees exercise certain stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee’s taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material, in particular if an increase in our stock price causes a significant number of employees to exercise their options. However, because we are unable to predict our stock price, the number of exercises, or the country of exercise during any particular period, we cannot predict the amount, if any, of employer payroll tax expense that will be recorded in a future period or the impact on our future financial results.

The price of our common stock may fluctuate significantly

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, an unfavorable course of action related to the U.S. military activity in Iraq, further terrorist activities, other military actions in the Middle East involving Iraq, geopolitical instability in Korea and other parts of Asia and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, stock prices for BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations including recent rapid rises and declines in their stock prices that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of many such companies from March 2000 through the present. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes our revenue and profits will be harmed

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Integration, WebLogic Workshop, WebLogic Liquid Data and WebLogic Portal products) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET initiative, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions, result in negative publicity or loss of our reputation and our products and services and adversely affect our revenues and other operating results.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements; compel us to license software under unfavorable terms; and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

If the markets for application servers, application integration and application component software and Web services do not grow as quickly as we expect, our revenues will be harmed

We sell our products and services in the application server, application integration and application component markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise–wide distributed computing environment and to the Internet through the use of application server and integration technology. The markets for application server and integration technology and related services may not grow and could decline. Even if they do grow they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

Revenues from markets outside of the Americas accounted for 45.5 percent, 43.1 percent and 40.6 percent of our total revenues in fiscal 2003, 2002 and 2001 respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining U.S. accounting standards, longer collection cycles, seasonality, potential changes in tax laws, greater difficulty in protecting intellectual property rights and the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business. In particular, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities in Korea and other parts of Asia, may also impact our international revenues, as such conditions may cause decreases in demand, or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to January 31, 2003, we recorded approximately $365.0 million as intangible assets and goodwill of which approximately $295.3 million has been amortized or written off as of January 31, 2003. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired Company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the Financial Accounting Standards Board (the “FASB”) eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA’s cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, it should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $69.7 million at January 31, 2003, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect to our results of operations.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi–million dollar license transactions. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The on-going economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this will continue or worsen. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

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

If we are unable to manage growth, our business will suffer

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,063 employees in 81 offices in 34 countries at January 31, 2003. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the recent enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We have a real estate leasing structure, which could result in substantial charges to our consolidated statement of operations, a substantial increase in liabilities on our consolidated balance sheet and substantial cash payments

In connection with a lease transaction for real estate in San Jose, California that we entered into in the first quarter of fiscal 2002 for the construction of additional corporate offices, we have restricted approximately $126.5 million out of our total cash, cash equivalents and investment securities as of January 31, 2003, as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. Commencing in fiscal 2004, we are required under this real estate transaction to make annual lease payments of approximately $9.9 million, which will fluctuate from time to time depending on short-term interest rates. During our quarter ended January 31, 2002, we re-evaluated the scope and timing of our construction for additional corporate offices, which resulted in our recognizing a charge of $5.0 million. We continuously reevaluate the scope and timing of the construction project. If we determine to not pursue, completely or in part, the construction, we may be required to recognize a material charge to earnings if the then current fair value of the land is less than our residual value guarantee of approximately $330 million.

Under the land lease agreement a third-party lessor agreed to finance up to $331 million of land and associated costs. The land lease has an initial term of five years, and we have an option to renew the lease agreement, to purchase the land at any time during the lease for the outstanding lease balance or to arrange for the sale of the land to a third party. If we elect to arrange for the sale of the land, we are obligated to pay any shortfall between the sales price and the outstanding lease balance under a residual value guarantee. This payment could materially decrease our cash available for working capital and make other sources of financing more difficult to obtain. If it became probable that the value of the leased land would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed ratably over the remaining term of the lease which expires in 2006. Our current assessment is that it is not probable that a deficiency will exist at the end of the lease term, however, we will continue to assess the fair value of the land to assess whether it is probable that a liability will be incurred under the residual value guarantee. This type of assessment is highly subjective and involves a detailed understanding of such factors as the current real estate market conditions as well as future expectations for the market. Due to historical and expected volatility of the real estate market, there may be a time at which management is unable to reasonably estimate the fair value of the property at the end of the lease term or management may determine that it is probably that the fair value at lease termination will be less than the residual value guarantee of approximately $330 million. Accordingly, we may be required to record a liability under our residual value guarantee related to the land lease at a future date, which may have a material adverse effect on our operating results.

In addition, if we choose to purchase the land or restructure the financing arrangement, for any reason, this could materially decrease our cash available for working capital, could make other sources of financing more difficult to obtain, and would require us to capitalize the land on our balance sheet. It is possible under such a scenario that the land would be capitalized on our balance sheet at then current fair market value, which could be less than the outstanding lease balance in the near term. This could result in a material charge to earnings, equal to the difference between the current fair market value of the property and the outstanding lease balance at the time such determination is made.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in substantial future expenses and adverse cash outflows

At January 31, 2003, we had approximately $550.0 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, payment of principal and interest on our other indebtedness, the lease payments discussed above, future capital expenditures, payments on our other leases and any increased working capital requirements. To the extent our stock price does not, by December 2004 exceed $48.51 per share or between December 2004 and December 2006 exceed $34.65 for a requisite number of trading days to permit us to effectively force the conversion of the 2006 Convertible Notes, we will be required to pay up to $550 million to repay our 2006 Convertible Notes in December 2006. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could also cause a default under agreements governing our other indebtedness.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Exchange

Our revenues originating outside the Americas were 45.5 percent, 43.1 percent and 40.6 percent of total revenues in fiscal 2003, 2002 and 2001, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in fiscal 2003 and 2002. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2001 was the United Kingdom with $84.7 million or 10.3 percent. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

Our international operations are subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

Effective February 1, 2001, the we adopted the Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in accumulated other comprehensive income (loss).

We use derivative instruments to manage certain exposures to foreign currency. Our objectives in holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between our parent company in the United States and our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with our parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with realized gains and losses included in interest income and other, net. Net losses resulting from foreign currency transactions were approximately $351,000 for fiscal 2003.

Our outstanding forward contracts as of January 31, 2003 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rate in January 2003 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 30 days or less as of January 31, 2003. Net sales of foreign currency are stated as a positive net notional amount and net purchases of foreign currency are stated as a negative net notional amount.

	Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Functional Currency—U.S. Dollar

Australian dollars	$6,900	1.793
Brazilian reals	(500)	3.508
British pounds	(5,200)	0.632
Canadian dollars	6,300	1.597
Euros	57,900	0.987
Israeli shekels	(5,300)	4.790
Japanese yen	(1,100)	120.468
Korean won	17,700	1,221.700
Mexican pesos	100	10.330
New Zealand dollars	(500)	2.035
Singapore dollars	(3,100)	1.761
Swedish krona	5,000	8.971
Swiss francs	(900)	1.452

Total	77,300

Functional Currency—EURO

British pounds	1,100	0.609
Danish krone	(400)	7.045
Israeli shekels	5,800	4.576
Norwegian kron	2,800	7.040
Swedish krona	2,100	8.659
Swiss francs	1,600	1.387

Total	13,000

Functional Currency—Australian Dollar

New Zealand dollars	3,300	2.041
Singapore dollars	5,600	1.768

Total	8,900

Grand total	$99,200

Interest Rates

We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest-bearing demand deposit accounts with financial institutions, money market funds and highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in interest-bearing bank accounts and money market funds at the local operating banks.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of January 31, 2003, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 265 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at January 31, 2003:

	Fair Value	Average Interest Rate
Cash equivalents	$382,650	1.63%
Short-term investments (0-1year)	101,059	1.72%
Short-term investments (1-2 years)	587,694	2.47%
Short-term restricted cash (0-1 year)	4,369	1.50%
Long-term restricted cash (0-1 year)	131,727	1.24%

Total cash and investment securities	$1,207,499

We are exposed to changes in short-term interest rates through a lease that we entered into on February 13, 2001, which includes a variable short-term interest rate based on LIBOR. The annual lease expense will fluctuate from time to time depending on changes in the London Interbank Offering Rate (“LIBOR”). A 1.0 percent increase in LIBOR will generate an increase in annual lease expense of approximately $3.3 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short term investments, the yields on which will fluctuate with changes in short-term interest rates. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006. A 1.0 percent decrease in short-term interest rates would result in an annual reduction of interest income of approximately $8.1 million.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Supplementary Quarterly Financial Data (unaudited):

	Quarter Ended
	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002	January 31, 2002	October 31, 2001	July 31, 2001	April 30, 2001
	(in thousands, except per share data)

Total revenues	$249,329	$234,023	$225,863	$224,843	$231,343	$219,623	$267,764	$257,163
Gross profit	$194,425	$176,472	$170,270	$170,601	$175,008	$158,855	$208,045	$194,353
Net income (loss)	$35,037	$24,724	$20,247	$3,868	$10,606	$(90,863)	$23,955	$20,624
Net income (loss) per share:
Basic	$0.09	$0.06	$0.05	$0.01	$0.03	$(0.23)	$0.06	$0.05
Diluted	$0.08	$0.06	$0.05	$0.01	$0.03	$(0.23)	$0.06	$0.05
Total asset impairment charges included in cost of revenues and operating expenses	—	—	—	—	—	$80,150	—	—
Total facilities consolidation and severance charges included in cost of revenues and operating expenses	—	—	—	—	$19,787	$20,666	—	—

The Company ceased the amortization of goodwill at the start of the year ended January 31, 2003. See Note 5 of the Notes to Consolidated Financial Statements.

BEA SYSTEMS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

BEA Systems, Inc.

We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2003 and 2002 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in the year ended January 31, 2003.

/s/  ERNST & YOUNG LLP

San Francisco, California

February 19, 2003

BEA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2003	2002
A S S E T S
Current Assets:
Cash and cash equivalents	$578,717	$821,802
Restricted cash	4,369	6,903
Short-term investments	688,753	205,395
Accounts receivable, net of allowance for doubtful accounts of $11,210 and $10,700 at January 31, 2003 and 2002, respectively	208,189	193,099
Deferred tax assets	—	1,983
Other current assets (see Note 7—Related Party Transaction)	43,869	34,247

Total current assets	1,523,897	1,263,429
Property and equipment, net	63,938	79,204
Goodwill, net of accumulated amortization of $133,348 at both January 31, 2003 and 2002	53,565	46,545
Acquired intangible assets, net	16,159	26,497
Long-term restricted cash	131,727	122,839
Other long-term assets (see Note 7—Related Party Transaction)	20,673	121,437

Total assets	$1,809,959	$1,659,951

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$10,807	$23,111
Accrued liabilities	89,348	95,001
Accrued facilities consolidation and severance charges	17,617	26,552
Accrued payroll and related liabilities	54,295	52,948
Accrued income taxes	38,992	34,719
Deferred revenues	233,758	194,846
Deferred tax liabilities	600	—
Current portion of notes payable and other obligations	164	1,340

Total current liabilities	445,581	428,517
Deferred tax liabilities	4,214	4,383
Notes payable and other long-term obligations	4,215	3,135
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 405,751 and 403,860 shares issued and outstanding at January 31, 2003 and 2002, respectively	406	404
Additional paid-in capital	1,002,846	913,574
Treasury stock, at cost	(42,095)	—
Accumulated deficit	(137,675)	(221,551)
Deferred compensation	(18,479)	(12,037)
Accumulated other comprehensive income (loss)	946	(6,474)

Total stockholders’ equity	805,949	673,916

Total liabilities and stockholders’ equity	$1,809,959	$1,659,951

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Fiscal year ended January 31,
	2003	2002	2001
Revenues:
License fees	$515,883	$597,909	$476,573
Services	418,175	377,984	343,187

Total revenues	934,058	975,893	819,760

Cost of revenues:
Cost of license fees	18,797	21,087	19,724
Cost of services	178,105	182,678	197,567
Amortization of acquired intangible assets	25,388	26,324	38,466
Impairment of certain acquired intangible assets	—	7,082	—
Severance charges	—	2,461	—

Total cost of revenues	222,290	239,632	255,757

Gross profit	711,768	736,261	564,003
Operating expenses:
Sales and marketing	368,874	400,860	335,501
Research and development	132,771	120,875	89,247
General and administrative	76,390	75,671	57,611
Amortization of goodwill	—	46,384	59,192
Facilities consolidation and severance charges	—	37,992	—
Impairment of goodwill	—	73,068	—
Acquisition-related charges	—	—	2,200

Total operating expenses	578,035	754,850	543,751

Income (loss) from operations	133,733	(18,589)	20,252
Interest and other, net:
Interest expense	(22,086)	(22,259)	(22,910)
Write-down of equity investments	(24,174)	(22,922)	(16,211)
Net gains on sale of equity investments (see Note 7—Related Party Transactions)	3,659	19,623	18,595
Interest income and other, net (see Note 7—Related Party Transactions)	28,691	39,879	47,736

Total interest and other, net	(13,910)	14,321	27,210
Income (loss) before provision for income taxes	119,823	(4,268)	47,462
Provision for income taxes	35,947	31,410	30,380

Net income (loss)	83,876	(35,678)	17,082
Other comprehensive income (loss):
Foreign currency translation adjustments	5,477	(5,427)	(213)
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $834, $203 and $(12), respectively	1,943	474	(29)

Comprehensive income (loss)	$91,296	$(40,631)	$16,840

Net income (loss) per share:
Basic	$0.21	$(0.09)	$0.05

Diluted	$0.20	$(0.09)	$0.04

Shares used in computing net income (loss) per share:
Basic	405,515	396,498	377,070

Diluted	418,540	396,498	412,700

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock	Class B common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 2000	$290	$71	$650,128	$—	$(202,951)	$(296)	$(1,144)	$(1,279)	$444,819
Issuance of common stock	2	—	23,258	—	—	—	—	—	23,260
Common shares issued under stock option and stock purchase plans	25	—	85,725	—	(4)	—	—	—	85,746
Conversion of Class B common stock	71	(71)	—	—	—	—	—	—	—
Conversion of debt obligations	2	—	10,823	—	—	—	—	—	10,825
Repayment of notes receivable from stockholders	—	—	—	—	—	98	—	—	98
Amortization of deferred compensation	—	—	—	—	—	—	621	—	621
Return of shares from escrow previously issued in connection with acquisitions	—	—	(2,060)	—	—	—	—	—	(2,060)
Tax benefit on stock options	—	—	25,855	—	—	—	—	—	25,855
Net income	—	—	—	—	17,082	—	—	—	17,082
Foreign currency translation adjustment	—	—	—	—	—	—	—	(213)	(213)
Unrealized losses on available-for-sale investments, net of tax	—	—	—	—	—	—	—	(29)	(29)

Balance at January 31, 2001	390	—	793,729	—	(185,873)	(198)	(523)	(1,521)	606,004
Issuance of common stock	1	—	28,013	—	—	—	(12,945)	—	15,069
Common shares issued under stock option and stock purchase plans	11	—	62,660	—	—	—	—	—	62,671
Conversion of debt obligations	2	—	11,233	—	—	—	—	—	11,235
Repayment of notes receivable from stockholders	—	—	—	—	—	198	—	—	198
Amortization of deferred compensation	—	—	—	—	—	—	1,431	—	1,431
Tax benefit on stock options	—	—	17,939	—	—	—	—	—	17,939
Net loss	—	—	—	—	(35,678)	—	—	—	(35,678)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(5,427)	(5,427)
Unrealized gains on available-for-sale investments, net of tax	—	—	—	—	—	—	—	474	474

Balance at January 31, 2002	404	—	913,574	—	(221,551)	—	(12,037)	(6,474)	673,916
Issuance of restricted common stock	—	—	1,203	—	—	—	(1,202)	—	1
Common shares issued under stock option and stock purchase plans	9	—	49,428	—	—	—	—	—	49,437
Stock repurchases	(7)	—	—	(42,095)	—	—	—	—	(42,102)
Deferred compensation related to stock option grants	—	—	11,738	—	—	—	(11,738)	—	—
Amortization of deferred compensation, net of cancellations	—	—	(98)	—	—	—	6,498	—	6,400
Tax benefit on stock options	—	—	27,001	—	—	—	—	—	27,001
Net income	—	—	—	—	83,876	—	—	—	83,876
Foreign currency translation adjustment		—	—	—	—	—	—	5,477	5,477
Unrealized gains on available-for-sale investments, net of tax	—	—	—	—	—	—	—	1,943	1,943

Balance at January 31, 2003	$406	$—	$1,002,846	$(42,095)	$(137,675)	$—	$(18,479)	$946	$805,949

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31,
	2003	2002	2001
Operating activities:
Net income (loss)	$83,876	$(35,678)	$17,082
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	32,607	23,466	12,782
Property and equipment write-offs	7,386	6,902	—
Amortization of deferred compensation	6,252	1,431	621
Amortization of acquired intangible assets and goodwill and write-off of in-process research and development	25,388	72,708	99,858
Write-down of equity investments, net of gains	20,515	3,299	(2,384)
Impairment of acquired intangible assets and goodwill	—	80,150	—
Other	15,277	2,031	6,601
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	(16,917)	21,607	(78,121)
Other current assets	(8,863)	(5,475)	(9,105)
Other long-term assets	(151)	(399)	(12,617)
Accounts payable	(11,193)	7,341	(130)
Accrued liabilities	14,145	54,838	76,163
Deferred revenues	41,262	(9,101)	107,631
Other	(15,138)	1,902	6,909

Net cash provided by operating activities	194,446	225,022	225,290
Investing activities:
Purchases of property and equipment	(25,986)	(55,716)	(35,305)
Payments for acquisitions, net of cash acquired, and other equity investments	(15,359)	(32,492)	(107,897)
Repayment of note from WP Equity Partners, Inc. (see Note 7—Related Party Transactions)	74,570	—	—
Purchases of available-for-sale short-term investments	(817,864)	(420,497)	(186,881)
Proceeds from maturities of available-for-sale short-term investments	251,398	251,807	191,701
Proceeds from sales of available-for-sale short-term investments	78,335	—	—
Other	1,381	13,468	(18,275)

Net cash used in investing activities	(453,525)	(243,430)	(156,657)
Financing activities:
Increase in restricted cash for collateral on land lease transaction	(7,014)	(122,219)	—
Proceeds from issuance of common stock, net of issuance costs	48,855	61,586	85,746
Purchases of treasury stock	(42,102)	—	—
Other	—	(679)	(4,085)

Net cash provided by (used in) financing activities	(261)	(61,312)	81,661

Net increase (decrease) in cash and cash equivalents	(259,340)	(79,720)	150,294
Effect of foreign exchange rate changes on cash	16,255	(6,113)	(5,953)
Cash and cash equivalents at beginning of year	821,802	907,635	763,294

Cash and cash equivalents at end of year	$578,717	$821,802	$907,635

See accompanying notes

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of business

BEA Systems, Inc. (“BEA” or the “Company”) is a provider of application infrastructure software and related services that help companies of all sizes build distributed systems that extend investments in existing computer systems and provide the foundation for running an integrated business. BEA’s customers use BEA products as a deployment platform for Internet-based applications, including custom-built and packaged applications, and as a means for robust enterprise application integration among mainframe, client/server and Internet-based applications. Our revenues are derived from a single group of similar and related products and related services.

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

The Company hedges a portion of its exposure on certain foreign currency denominated monetary assets and liabilities, primarily intercompany balances, using forward foreign exchange contracts, which are recorded at fair value based on current exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest income and other, net and are generally offset by the corresponding foreign exchange gains and losses from the foreign currency denominated assets and liabilities. Net losses resulting from foreign currency transactions were approximately $351,000, $848,000 and $787,000 in the years ended January 31, 2003, 2002 and 2001, respectively.

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the average cost method.

Accounts Receivable

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided based upon a percentage of expected uncollectible accounts. In determining these percentages, the Company analyzes its historical collection experience and current economic trends including such factors as geography and industry of the customer.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Computer hardware and software	2-5 years
Furniture and equipment	2-5 years

Leasehold improvements are amortized over the remaining lease term.

Acquired intangible assets

Acquired intangible assets consist of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base related to the Company’s acquisitions accounted for using the purchase method. Amortization of these acquired intangible assets is calculated on a straight-line basis over the following estimated useful lives of the assets:

Purchased technology	2-4 years
Patents and trademarks	2-5 years
Non-compete agreements	2 years
Distribution rights	2.5 years
Customer base	3 years

Amortization of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base is included as a component of cost of revenues. Acquired in-process research and development without alternative future use is charged to operations when acquired.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company periodically assesses the impairment of its acquired intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the intangible assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations accounted for under the purchase accounting method. Prior to January 31, 2002, goodwill was amortized on a straight-line basis over two to five years. Subsequent to January 31, 2002 goodwill is accounted for under a non-amortization approach and is evaluated at least annually for impairment on November 1 of each year and whenever events or circumstances may indicate that the carrying amount of the recorded goodwill might not be recoverable.

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

Equity investments

The Company has made equity investments in privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method because ownership is less than 20 percent and the Company does not have the ability to exercise significant influence over the operating, investing and financing activities of the investee companies. Under the cost method, the Company does not record its pro-rata share of the investee company’s income or loss but rather the investment is recorded at its initial cost and is periodically reviewed for impairment. The Company regularly reviews the investee company’s actual and forecasted operating results, financial position and liquidity, and business and industry factors in assessing whether a decline in value of an equity investment has occurred that is other than temporary. When such a decline in value is identified, the fair value of the equity investment is estimated based on the preceding factors and an impairment loss is recognized in interest and other, net.

Revenue recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

When licenses are sold together with services, license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The majority of license fees are recognized in this manner. For arrangements that do not meet the above criteria, the license and related services revenue is recognized in accordance with AICPA Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payment is due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers arrangements with extended payment terms not to be fixed or determinable. In certain regions or countries where collection risk is generally considered to be high, such as Latin America, China and Korea, revenue is generally recognized when full cash payment is received from the customer. Revenue arrangements with resellers are recognized on a sell-through basis, that is, when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (ISV’s) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or on a sell-through basis, depending upon the facts and circumstances and BEA’s past experience with the particular ISV. The amount of revenue recognized on a sell-through basis for sales to ISV’s has been insignificant to date.

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

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

award. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of that statement. The fair value of the Company’s stock-based awards granted to employees in fiscal years prior to the Company’s initial public offering in fiscal 1998, was estimated using the minimum value method. Stock based awards granted in fiscal years subsequent to the Company’s initial public offering, have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Further, certain other assumptions necessary to apply the Black-Scholes model may differ significantly from assumptions used in calculating the value of stock based awards granted in fiscal years prior to the Company’s initial public offering under the minimum value method.

The fair value of the Company’s stock based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options Fiscal year ended January 31,			Employee stock purchase plan Fiscal year ended January 31,
	2003	2002	2001	2003	2002	2001
Expected life (in years)	4.00	4.00	4.30	0.5	0.5	0.5
Risk-free interest rate	2.82%	4.34%	5.99%	1.34%	3.22%	5.68%
Expected volatility	65%	75%	98%	80%	75%	98%

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The Company’s pro forma information is as follows (in thousands, except per share amount):

	Fiscal year ended January 31,
	2003 (“fiscal 2003”)	2002 (“fiscal 2002”)	2001 (“fiscal 2001”)
Net income (loss) as reported	$83,876	$(35,678)	$17,082
Add back:
Stock-based employee compensation included in reported net income, net of related tax	4,490	1,056	621
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(154,233)	(202,238)	(127,682)

Pro forma net loss	$(65,867)	$(236,860)	$(109,979)

Basic net income (loss) per share as reported	$0.21	$(0.09)	$0.05
Diluted net income (loss) per share as reported	$0.20	$(0.09)	$0.04
Pro forma basic and diluted net loss per share …	$(0.16)	$(0.60)	$(0.29)
Proceeds from stock option exercises and employee share purchases, net of issuance costs	$49,437	$62,671	$85,746

The pro forma compensation expense, net of related tax, for fiscal 2003 calculated using the fair value method of $154.2 million included in the above table consists of approximately $23.0 million for amortization of stock awards that were granted in fiscal 2003 and $131.2 million for amortization of stock awards that were granted in prior fiscal years. The pro forma compensation expense, net of related tax, for fiscal 2003 consists of approximately $70.6 million for amortization of stock awards granted with an exercise price less than $30 per share and $83.6 million for amortization of stock awards granted in prior fiscal years with an exercise price greater than $30 per share.

Net income (loss) per share

Basic net income (loss) per share is computed based on the weighted average number of shares of the Company’s common stock less the weighted average number of shares subject to repurchase and held in escrow. Diluted net income (loss) per share is computed based on the weighted average number of shares of the Company’s common stock and common equivalent shares (using the treasury stock method for stock options and using the if-converted method for convertible notes), if dilutive.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Fiscal year ended January 31,
	2003	2002	2001
Numerator:
Numerator for basic net income (loss) per share:
Net income (loss)	$83,876	$(35,678)	$17,082
Numerator for diluted net income (loss) per share:
Interest and amortization charges for 4% Convertible Subordinated Notes due June 15, 2005 (“2005 Notes”), net of taxes	—	—	509

Numerator for diluted net income (loss) per share	$83,876	$(35,678)	$17,591

Denominator:
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	406,030	396,622	378,046
Weighted average shares subject to repurchase and shares held in escrow	(515)	(124)	(976)

Denominator for basic net income (loss) per share, weighted average shares outstanding	405,515	396,498	377,070
Weighted average dilutive potential common shares:
Convertible shares on the 2005 Notes	—	—	1,331
Options, shares subject to repurchase and shares held in escrow	13,025	—	34,299

Denominator for diluted net income (loss) per share	418,540	396,498	412,700

Basic net income (loss) per share	$0.21	$(0.09)	$0.05

Diluted net income (loss) per share	$0.20	$(0.09)	$0.04

The computation of diluted net income per share for the fiscal year ended January 31, 2003 (“fiscal 2003”) excludes the impact of options to purchase 34.4 million shares of common stock and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock at January 31, 2003, as such impact would be antidilutive for this period.

The computation of diluted net loss per share for the fiscal year ended January 31, 2002 (“fiscal 2002”) excludes the impact of options to purchase 42.2 million shares of common stock and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at January 31, 2002, as such impact would be antidilutive for this period.

The computation of diluted net income per share for the fiscal year ended January 31, 2001 (“fiscal 2001”) excludes the impact of options to purchase 9.0 million shares of common stock and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at January 31, 2001, as such impact would be antidilutive for this period.

Segment information

The Company operates in one operating segment, application infrastructure software and related services. The Company’s chief operating decision maker evaluates the performance of the Company based upon software

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

license and service revenues by geographic region as disclosed in Note 14—Geographic Information and Revenue by Type of Product or Service, as well as revenues and gross margins for license and service revenues and operating expenses by functional area as disclosed in the Company’s statement of operations.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $5.4 million, $17.6 million and $18.2 million in fiscal 2003, 2002 and 2001, respectively.

Projects funded by third parties

The Company occasionally enters into product development agreements with third parties that provide funding to BEA, which is intended by BEA and the third party to offset certain operating costs incurred by BEA. Such amounts are recorded as a reduction in BEA’s operating expenses. During fiscal 2003, approximately $8.9 million of third party funding was recorded as a reduction in operating expenses. The amount of such funding received by BEA in fiscal 2002 and 2001 was insignificant.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Effect of new accounting pronouncements

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“FAS 146”). FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) and must be applied for exit or disposal activities that are initiated after December 31, 2002. FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of FAS 146 did not have a material impact on the Company’s financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the disclosure requirements for its financial statements included in this form

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10-K. The provisions related to recognizing a liability at inception of the guarantee do not apply to product warranties or to indemnification provisions in the Company’s software license arrangements. However, the accounting profession and regulatory agencies continue to discuss various provisions of this pronouncement with the objective of providing additional guidance on its application. These discussions and the issuance of any new interpretations, once finalized, could lead to an unanticipated impact on the Company’s future financial results. Therefore, although the Company currently does not believe these provisions will have a material effect on its operating results or financial position, it will continue to evaluate the impact of FIN 45. The only significant guarantees issued to third parties by the Company are the product warranty and indemnification provisions in our software license agreements and the residual value guarantee of approximately $330 million, which is pursuant to our synthetic land lease transaction.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“FAS 148), Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of FASB Statement No. 123. FAS No. 148 amends FASB Statement No. 123 (“FAS 123”), Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income and earnings per share and the entity’s accounting policy decisions with respect to stock-based employee compensation. Certain of the disclosure requirements are required for all companies, regardless of whether the fair value method or intrinsic value method is used to account for stock-based employee compensation arrangements. The Company continues to account for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The amendments to FAS 123 will be effective for financial statements for fiscal years ended after December 15, 2002 and for interim periods beginning after December 15, 2002. Accordingly, the Company adopted the disclosure provisions of this statement in its fourth quarter of fiscal year 2003.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of “variable interests” and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. For these variable interest entities, the assets, liabilities and non-controlling interest of the variable interest entity would be initially measured at their carrying amounts, with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46 first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. If it is reasonably possible that an enterprise will consolidate or disclose information about a variable interest entity when FIN 46 becomes effective, the enterprise shall disclose information about those entities in all financial statements issued after January 31, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated. The Company is evaluating the impact of applying FIN 46 and has not yet completed this analysis. The Company has not yet concluded whether the current land lease structure would be consolidated upon its adoption of FIN 46 because the rules are recent and contain numerous complicated provisions that the accounting profession continues to analyze. The impact of

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidating the land held under lease at carrying value would be an increase to assets and liabilities of approximately $330 million. It is possible that the final determination under FIN 46 will be that the land must be capitalized on the Company’s balance sheet at current fair market value, which could be less than the outstanding lease balance in the near term. This could result in a material charge to earnings, equal to the difference between the current fair market value of the property and the outstanding lease balance at the time such determination is made. Alternatively, the Company could elect to restructure the financing arrangement or exercise the purchase option, which could also result in it recording the land on its balance sheet at current fair market value, resulting in a material charge to earnings as described above.

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

The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs credit evaluations of its customers’ financial condition and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains allowances for estimated credit losses and, to date, such losses have been within management’s expectations. Future credit losses may differ from the Company’s estimates, particularly if the financial conditions of its customers were to deteriorate, and could have a material impact on the Company’s future results of operations. Bad debt expense was $3.5 million, $8.7 million and $5.0 million in fiscal 2003, 2002 and 2001, respectively.

No customer accounted for more than 10 percent of total revenues in fiscal 2003, 2002 or 2001. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2003, 2002 or 2001. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2001 was the United Kingdom with 10.3 percent or $84.7 million. No one individual country outside of the United States accounted for more than 10 percent of total revenues in either fiscal 2003 or 2002.

Available-for-sale securities

The following is a summary of available-for-sale securities at January 31, 2003 and 2002 (in thousands):

	January 31, 2003			January 31, 2002
	Amortized cost	Unrealized gains (losses)	Carrying value and fair value	Amortized cost	Unrealized gains (losses)	Carrying value and fair value
Corporate debt securities	$702,409	$2,980	$705,389	$203,908	$216	$204,124
U.S. Treasuries	128,060	(20)	128,040	126,142	(33)	126,109
Money market	374,070	—	374,070	716,048	—	716,048

	$1,204,539	$2,960	$1,207,499	$1,046,098	$183	$1,046,281

Included in the above table are securities with fair values totaling $382.6 million and $711.2 million at January 31, 2003 and 2002, respectively, which are classified as cash and cash equivalents; $4.4 million and

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$6.9 million at January 31, 2003 and 2002, respectively, which are classified as short-term restricted cash; $688.8 million and $205.4 million at January 31, 2003 and 2002, respectively, which are classified as short-term investments; $131.7 million and $122.8 million at January 31, 2003 and 2002, respectively, which is classified as long-term restricted cash in the accompanying balance sheets.

Foreign currency contracts

The Company enters into forward foreign currency contracts to reduce its exposure to the effect of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. At January 31, 2003 and 2002, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $220.8 million and $175.4 million, respectively. All of the Company’s forward foreign currency contracts have original maturities of 115 days or less.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information below is provided in U.S. dollar equivalent amounts, as presented in the consolidated financial statements. The Company’s forward foreign currency contract notional amounts outstanding at January 31, 2003 and 2002 were as follows (in thousands):

	January 31,
	2003	2002
Contracts to sell foreign currency (purchase U.S. dollars):
Australian dollars	$6,900	$9,100
British pounds	—	3,700
Canadian dollars	7,900	6,000
Euros	71,100	39,400
Israeli shekels	—	1,100
Japanese yen	27,300	8,300
Korean won	17,700	12,600
Mexican pesos	100	600
Norwegian kroner	500	300
Swedish krona	6,200	10,500
Swiss francs	—	500

	$137,700	$92,100

Contracts to purchase foreign currency (sell U.S. dollars):
Brazilian real	$500	$2,900
British pounds	5,200	9,100
Canadian dollars	1,600	—
Euros	13,200	24,200
Japanese yen	28,400	17,800
Israeli shekels	5,300	—
New Zealand dollar	500	—
Norwegian kroner	500	—
Singapore dollars	3,100	1,400
Swedish krona	1,200	7,100
Swiss francs	900	—

	$60,400	$62,500

Contracts to sell foreign currency (purchase Euros):
British pounds	$1,100	$—
Israeli shekels	5,800	4,500
Norwegian kroner	2,800	1,400
Swedish krona	2,100	1,200
Swiss francs	1,600	700

	$13,400	$7,800

Contracts to purchase foreign currency (sell Euros):
British pounds	$—	$13,000
Danish krone	400	—

	$400	$13,000

Contracts to sell foreign currency (purchase Australian dollars):
New Zealand dollars	$3,300	$—
Singapore dollars	5,600	—

	$8,900	$—

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	January 31,
	2003		2002
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$581,514	$581,514	$821,581	$821,581
Forward foreign currency contracts	(2,797)	(2,797)	221	221

Total cash and cash equivalents	578,717	578,717	821,802	821,802
Short-term restricted cash (0-1 year)	4,369	4,369	6,903	6,903
Short-term investments (0-1 year)	101,059	101,059	205,395	205,395
Short-term investments (1-2 years)	587,694	587,694	—	—
Long-term restricted cash (0-1 year)	131,727	131,727	122,839	122,839
Financial liabilities:
Notes payable, capital lease obligations and other long-term obligations (including current portion)	4,379	4,379	4,475	4,475
Convertible subordinated 2006 Notes	550,000	499,629	550,000	495,385

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, however, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, and notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of forward foreign currency contracts was based on the estimated amount at which they could be settled based on quoted exchange rates. The fair values of the convertible subordinated notes are determined using quoted market prices.

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2003	2002
Computer hardware and software	$67,776	$60,788
Furniture and equipment	31,797	28,619
Leasehold improvements	39,537	37,607
Furniture and equipment under capital leases	1,538	1,538

	140,648	128,552
Accumulated depreciation and amortization	(76,710)	(49,348)

	$63,938	$79,204

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accumulated amortization for furniture and equipment under capital leases was approximately $1.5 million both at January 31, 2003 and 2002, respectively.

4.    Business Combinations

CrossGain Corporation

On July 17, 2001, the Company acquired CrossGain Corporation (“CrossGain”) for total consideration of $25.1 million, consisting of $10.8 million in cash and the issuance of 458,466 shares of BEA common stock, valued at $26.67 per share and the assumption of certain stock options. The Company recorded the business combination using the purchase method with a substantial majority of the purchase price allocated to deferred compensation, intangible assets and goodwill.

Bauhaus Technologies

On October 3, 2000, BEA purchased Bauhaus Technologies, Inc. (“Bauhaus”), a small consulting services business. The purchase price was approximately $19.8 million in cash. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill.

In the third quarter of fiscal 2002, an impairment charge of $10.0 million was recorded against the net intangible assets and goodwill related to the Bauhaus acquisition (see Note 6—Impairment of Certain Acquired Intangible Assets and Goodwill).

The Object People

On April 19, 2000, the Company acquired the services business of The Object People, Inc. (“TOP”). The purchase price was approximately $20.5 million in cash. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill.

The Workflow Automation Corporation

On March 21, 2000, BEA purchased The Workflow Automation Corporation (“Workflow”), a privately held software company located in Ontario, Canada, for approximately $28.6 million, consisting of $4.9 million in cash and the issuance of 470,718 shares of BEA common stock, valued at $49.41 per share. The acquisition was accounted for using the purchase method, with a substantial majority of the purchase price allocated to intangible assets and goodwill.

Other Acquisitions

During fiscal 2003 and 2002, the Company acquired several small companies, for which the total consideration was approximately $13.5 million and $22.6 million, respectively, in aggregate. The acquisitions were accounted for using the purchase method, with a substantial majority of the purchase price allocated to deferred compensation, intangible assets and goodwill.

5.    Goodwill and Acquired Intangible Assets

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and as a result will no longer amortize goodwill, but will test for impairment at least annually on November 1 of each year or more frequently whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	January 31, 2003	January 31, 2002
Gross carrying amount of goodwill	$186,913	$167,269
Gross carrying amount of assembled workforce reclassified to goodwill	—	12,624

Adjusted gross carrying amount of goodwill	186,913	179,893
Accumulated amortization of goodwill	(133,348)	(124,776)
Accumulated amortization of assembled workforce reclassified to goodwill	—	(8,572)

Net carrying amount of goodwill	$53,565	$46,545

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$100,618	$(89,584)	$11,034
Non-compete agreements	25,346	(20,721)	4,625
Patents and trademarks	13,275	(12,775)	500
Other intangible assets	33,389	(33,389)	—

Total	$172,628	$(156,469)	$16,159

	January 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$89,594	$(75,276)	$14,318
Non-compete agreements	22,346	(14,180)	8,166
Patents and trademarks	12,275	(9,479)	2,796
Other intangible assets	33,389	(32,172)	1,217

Total	$157,604	$(131,107)	$26,497

The total amortization expense related to goodwill and acquired intangible assets is provided in the table below (in thousands):

	Year ended January 31,
	2003	2002	2001
Goodwill	$—	$46,384	$59,192
Assembled workforce	—	6,300	1,767
Purchased technology	14,334	6,588	18,529
Non-compete agreements	6,541	7,593	5,458
Patents and trademarks	3,296	2,390	2,795
Other intangible assets	1,217	3,453	9,917

Total amortization expense	$25,388	$72,708	$97,658

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Fiscal Year	Future Amortization
2004	$14,592
2005	1,567

Total	$16,159

For comparative purposes, the pro forma adjusted net income (loss) per share excluding amortization of goodwill and assembled workforce for the fiscal years ending January 31, 2003, 2002 and 2001 is as follows (in thousands):

	For the Fiscal Year Ended January 31,
	2003	2002	2001
Net income (loss) as reported	$83,876	$(35,678)	$17,082
Add back FAS 142 adjustments (net of income taxes):
Amortization of goodwill	—	43,293	54,528
Amortization of assembled workforce	—	5,243	1,260

Adjusted net income	$83,876	$12,858	$72,870

Basic net income (loss) per share as reported	$0.21	$(0.09)	$0.05
Add back:
Amortization of goodwill	—	0.11	0.14
Amortization of assembled workforce	—	0.01	0.00

Pro forma adjusted basic net income per share	$0.21	$0.03	$0.19

Diluted net income (loss) per share as reported	$0.20	$(0.09)	$0.04
Add back:
Amortization of goodwill	—	0.11	0.14
Amortization of assembled workforce	—	0.01	0.00

Pro forma adjusted diluted net income per share	$0.20	$0.03	$0.18

6.    Impairment of Certain Acquired Intangible Assets and Goodwill

In the third quarter of fiscal 2002, the Company recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill, $7.1 million of which was a write-down of certain acquired intangible assets that is included in cost of revenues and $73.0 million of which was a write-down of goodwill that is included in operating expenses. The acquired intangible assets and goodwill that were impaired primarily originated from the acquisitions of The Theory Center, Inc. (the “Theory Center”) in November 1999 and Bauhaus in October 2000.

During the third quarter of fiscal 2002, the Company observed indicators that the acquired intangible assets and goodwill from the Theory Center and Bauhaus were possibly impaired and, accordingly, performed an assessment for impairment. With respect to the Theory Center, the Company made product and strategic changes during the third quarter that significantly decreased the importance and value of the technology acquired from the Theory Center, including the decision to discontinue the use of certain technology acquired from the Theory

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Center. With respect to Bauhaus, the Company observed a significant downturn in its consulting business during the third quarter of fiscal 2002, and in particular the consulting business of Bauhaus, which indicated possible impairment.

The Company performed asset impairment tests at the lowest operational level that had separately identifiable cash flows related to the Theory Center and Bauhaus intangible assets and goodwill. The tests were performed by comparing the expected undiscounted cash flows over a 39 month period for the Theory Center and a 51 month period for Bauhaus to the carrying amount of the long-lived assets resulting from the acquisitions. The conclusion of these tests was that the decline in value of the Theory Center and Bauhaus intangible assets and goodwill was significant and other than temporary. The impairment loss was measured as the amount by which the carrying values of such assets exceeded their fair value. Measurement of fair value was based on analyses of the discounted future cash flows at the Theory Center and Bauhaus level. In performing these analyses, the Company used the best information available under the circumstances, including reasonable and supportable assumptions and projections of future operating results. The discount rates used in the analyses were 30 percent for the Theory Center and 20 percent for Bauhaus, which were based on historical risk premiums required by investors for companies of BEA’s size, industry and capital structure and included risk factors specific to the sectors in which the Theory Center and Bauhaus operated. The analyses indicated that the intangible assets and goodwill for the Theory Center were impaired by an amount totaling $64.5 million and for Bauhaus by an amount totaling $10.0 million. In addition, an impairment charge of $5.6 million was recorded during the third quarter of fiscal 2002, which related to the write-off of goodwill associated with a small foreign sales operation that was disposed.

The total impairment charge recorded during the third quarter of fiscal 2002 is summarized as follows (in millions):

The Theory Center	$64.5
Bauhaus	10.0
Other	5.6

$80.1

The Company did not record any write-downs of acquired intangible assets or goodwill in fiscal 2003 or 2001.

7.    Other Long-Term Assets and Related Party Transactions

Other long-term assets consist of the following (in thousands):

	January 31,
	2003	2002
Equity investment in WebGain, Inc.	$—	$22,386
Other equity investments in private companies	1,108	4,987
Note receivable from WP Equity Partners, Inc., a related party	—	74,570
Loan to officer	5,000	—
Notes receivable from other executives	1,990	1,740
Debt issuance costs	8,273	10,400
Other long-term assets	4,302	7,354

	$20,673	$121,437

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

WebGain, Inc.

BEA holds non-voting Series A preferred stock in WebGain, Inc. (“WebGain”), a privately held software company. Other major shareholders of WebGain include venture capital funds managed by Warburg Pincus LLC, of which certain BEA directors are managing directors. During fiscal 2001, the Company sold investments in WebGain to WP Equity Partners, Inc. (“WP Equity Partners”), a party that is related to Warburg Pincus LLC and to BEA, in exchange for a note receivable due from WP Equity Partners in the amount of $50.0 million with an annual interest rate of 7 percent. The terms of this sale also provided for additional notes receivable of $18.0 million that were issued upon the occurrence of certain events during fiscal 2002. The principal amount of the notes was due and repaid in full on January 31, 2003. During fiscal 2001 and 2002, the Company recorded net gains in connection with this transaction of $18.6 million and $13.7 million. During fiscal 2002, the Company sold additional shares of WebGain Series A Preferred Stock to WP Equity Partners in exchange for notes receivable due from WP Equity Partners totaling approximately $6.6 million with an annual interest rate of 7 percent, for which the Company recorded a net gain of $3.7 million in fiscal 2002. These notes receivable from WP Equity Partners were also due and repaid in full on January 31, 2003. During fiscal 2003, the Company wrote-off its remaining investment in WebGain of $22.4 million. Interest income earned on the notes receivable from WP Equity Partners was $5.2 million in fiscal 2002 and 2003.

Loans to Officers

The Company has an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million as of January 31, 2003, which is included in other long-term assets as of January 31, 2003. This advance was made in August 2001 pursuant to an unsecured line of credit issued to Mr. Coleman in September 1999 (the “Unsecured Line of Credit”). The Unsecured Line of Credit bears interest at 7 percent per annum and is due within 90 days following the earlier of (i) termination of Mr. Coleman’s employment with the Company or (ii) the Company’s stock price achieving a specified average closing price. This loan was included in other current assets as of January 31, 2002.

In November 2001, the Company issued a secured and full recourse line of credit of $25.0 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6 percent per annum. Borrowings under the Secured Line of Credit are due upon 90 days written demand. During the quarter ended July 31, 2002, the Company loaned $19.2 million to Mr. Coleman under the Secured Line of Credit. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be re-borrowed. During the quarter ended October 31, 2002, Mr. Coleman repaid in full the $19.2 million secured loan to the Company, including interest. No borrowings were outstanding under this secured line of credit at January 31, 2003 or 2002.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at January 31, 2003 or 2002.

Loans to Executives

Notes receivable from four other executives are for the financing of real property. These notes, originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest ranging from the quoted prime rate to 7 percent per annum and are due and payable on the earlier of dates ranging from May 31, 2004 to May 10, 2007, or the termination of employment with the Company. The notes may be repaid at any time prior to the due date.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Facilities Consolidation and Severance Charges

During the third quarter of fiscal 2002, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also included the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources. As of January 31, 2003, $12.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Additionally, during the fourth quarter of fiscal 2002, the Company reduced the scope and re-evaluated the timing of the planned construction of facilities at its San Jose, California headquarters, resulting in an additional facilities related charge of $5.0 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances.

During the third and fourth quarters of fiscal 2002, the Company reduced its workforce by approximately 10 percent and, accordingly, it recorded total severance charges of $15.5 million, of which $10.3 million was paid in fiscal 2002 and $5.2 million was paid in fiscal 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table provides a summary of the accrued facilities consolidation and severance charges (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	25,000	12,992	37,992
Write-off of leasehold improvements	(2,152)	—	(2,152)
Cash payments during fiscal 2002	(1,447)	(10,302)	(11,749)

Accrued at January 31, 2002	21,401	5,151	26,552

Cash payments during fiscal 2003	(3,784)	(5,151)	(8,935)

Accrued at January 31, 2003	$17,617	$—	$17,617

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Notes Payable and Other Obligations

Notes payable and other obligations

Notes payable and other obligations consists of current acquisition-related liabilities, deferred rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations are as follows (in thousands):

Principal Amount
Year ended January 31,
2004	$164
2005	1,068
2006	622
2007	610
2008	678
Thereafter	1,237

$4,379

Convertible subordinated notes

In December 1999, the Company completed the sale of $550 million of 2006 Notes in an offering to Qualified Institutional Buyers. The 2006 Notes bear interest at a fixed rate of 4 percent and are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time, in cash plus a premium of up to 2.3% plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

In June and July 1998, the Company completed the sale of $250 million of 2005 Notes in an offering to Qualified Institutional Buyers. The 2005 Notes bore interest at a fixed rate of 4 percent and were subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2005 Notes was convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 151.48 shares per $1,000 principal amount of 2005 Notes (equivalent to an approximate conversion price of $6.60 per share). The 2005 Notes were redeemable at the option of the Company in whole or in part at any time on or after June 20, 2001, in cash plus accrued interest, if any, through the redemption date, subject to certain events. Interest was payable semi-annually. During fiscal 2001, approximately $11.1 million of the 2005 Notes were converted to common stock, with the remaining balance of $11.4 million converted during fiscal 2002.

10.    Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	January 31,
	2003	2002	2001
Federal:
Current	$12,513	$21,939	$52,766
Deferred	(7,341)	(19,008)	(52,622)
State:
Current	9,795	8,429	17,000
Deferred	(3,798)	(4,159)	(10,888)
Foreign:
Current	24,778	24,209	24,124

Provision for income taxes	$35,947	$31,410	$30,380

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pretax income from foreign operations was approximately $127.5 million, $97.9 million, and $32.1 million for fiscal 2003, 2002 and 2001, respectively.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

	January 31,
	2003	2002	2001
Tax provision (benefit) at U.S. statutory rate	$41,938	$(1,494)	$16,612
State income taxes, net of federal benefit	3,898	2,776	3,973
Nondeductible amortization of goodwill	—	14,301	14,389
Nondeductible impairment of goodwill	—	25,819	—
Valuation allowance	—	—	(18,156)
Foreign income and withholding taxes	(10,420)	(10,489)	14,493
Other	531	497	(931)

Provision for income taxes	$35,947	$31,410	$30,380

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	January 31,
	2003	2002
Deferred tax assets:
Deferred revenue	$21,020	$19,681
Accruals and reserves	19,754	14,452
Equity investment write-downs	27,421	16,950
Net operating loss and credit carryforwards	91,938	113,918
Property and equipment	11,482	11,512
Intangible assets	49,521	42,478
Other	20	31

Subtotal	221,156	219,022
Valuation allowance	(199,345)	(211,507)

Total deferred tax assets	$21,811	$7,515

Deferred tax liabilities:
U.S. deferred taxes for unremitted foreign earnings	(26,625)	(9,915)

Net deferred tax liabilities	$(4,814)	$(2,400)

Realization of deferred tax assets is primarily dependent on future taxable income, if any, the timing and amount of which is uncertain in part due to the potential impact of future stock option deductions. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2003 and 2002, has been established to reflect these uncertainties. The valuation allowance decreased by approximately $12.2 million in fiscal year 2003 and increased by approximately $43.0 million in fiscal year 2002. Approximately $189.5 million and $201.6 million of the valuation allowance at January 31, 2003 and 2002, respectively, relates to tax benefits associated with exercises of stock options, which will reduce income taxes payable and be credited to additional paid-in capital when realized.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of January 31, 2003, the Company had federal net operating loss carry forwards of approximately $201.5 million, which will expire in 2009 through 2022. Utilization of net operating loss carry forwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carry forwards before full utilization.

11.    Stockholders’ Equity

Share activity

The following table represents changes in outstanding shares of common stock (in thousands):

	Common stock	Class B common stock
Balance at January 31, 2000	290,568	71,296
Issuance of common stock	1,969	—
Conversion of Class B common stock	71,296	(71,296)
Shares issued under stock option and stock purchase plans	24,754	—
Repurchase of common shares	(48)	—
Return of shares from escrow previously issued in connection with acquisitions	(127)	—
Shares issued from exercise of warrant	109	—
Conversion of debt obligations	1,675	—

Balance at January 31, 2001	390,196	—
Shares issued under stock option and stock purchase plans	10,769	—
Issuance of common stock	1,165	—
Conversion of debt obligations	1,730	—

Balance at January 31, 2002	403,860	—
Shares issued under stock option and stock purchase plans	8,672	—
Issuance of common stock	100	—
Purchases of treasury stock	(6,881)	—

Balance at January 31, 2003	405,751	—

Common stock

The Company has issued shares of its common stock to certain employees of the Company, pursuant to which the Company has the right to repurchase the shares of common stock sold to such employees at the original issuance price upon the employee’s termination of employment. The repurchase option of these shares expires monthly over a four-year period, subject to acceleration upon the occurrence of certain events. As of January 31, 2003, approximately 329,000 shares were subject to the Company’s right of repurchase.

The Company has reserved shares of common stock for future issuance at January 31, 2003, as follows (in thousands):

Shares reserved for Incentive Stock Option Plans	107,546
Shares reserved for Employee Stock Purchase Plan	5,894
Shares reserved for conversion of convertible notes payable (2006 Notes)	15,873

Total common stock reserved for future issuance	129,313

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2003, 20 million additional shares became available for issuance under the Incentive Stock Option Plans and 4 million additional shares became available for issuance under the Employee Stock Purchase Plan.

Class B common stock

In March 1997, BEA’s Board of Directors authorized 35 million shares of an additional class of common stock (Class B common stock), convertible into 140 million shares of ordinary common stock. The Class B common stock had the same rights, preferences, privileges and restrictions as the common stock, except that each share of Class B common stock was convertible into one share of common stock, had no voting rights except as required by Delaware law and had no right to vote for the election of directors. The shares of Class B common stock were convertible at the option of the holder into common stock, provided that such conversion did not result in the converting stockholder holding more than 49 percent of the Company’s outstanding voting securities. The shares of Class B common stock could be automatically converted into common stock upon the occurrence of certain events. During fiscal 2001, all remaining outstanding shares of Class B common stock were converted into common stock.

Share Repurchase Program

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “September 2001 Share Repurchase Program”). An insignificant number of shares were repurchased in fiscal 2002. In fiscal 2003, approximately 6.9 million shares of the Company’s common stock were repurchased at a total cost of approximately $42.1 million.

Preferred Stock Rights Plan

In September 2001, the Board of Directors approved a Preferred Stock Rights Plan, which has the antitakeover effect of causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Under the Plan, the Company issued a dividend of one right for each share of the Company’s common stock, par value of $0.001 per share, held by stockholders of record as of the close of business on October 12, 2001. Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $150.00. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of, 15 percent or more of the Company’s common stock (except pursuant to an amendment dated January 15, 2003 in the case of FMR Corp., for whom the threshold is an amount greater than 16 percent) while the stockholder rights plan remains in place, the rights will become exercisable, unless redeemed for $0.001 per right, by all rights holders except the acquiring person or group, for shares of the Company or of the third party acquirer having a value of twice the rights’ then-current exercise price.

Deferred compensation

During fiscal 2003, the Company granted approximately 5.9 million discounted stock options to certain employees and executive officers with an exercise price that was lower than the fair market value of the Company’s stock on the date of grant (“grant date fair value”). The discounts on these stock options ranged from 25 percent to 50 percent of the grant date fair value. The exercise prices of these stock options range from $2.78 to $6.46, and the weighted average exercise price of these stock options was $3.61. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the exercise price of the stock options was approximately $11.7 million, which was recorded as deferred compensation. This balance is amortized on a

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

straight-line basis over the three and four year vesting terms of the stock options. The amortization expense related to these stock options was approximately $1.9 million in fiscal 2003. During fiscal 2003, the Company also granted 100,000 shares of restricted stock with a purchase price of $0.01 per share and a vesting term of one year. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the purchase price of the restricted stock was approximately $1.2 million, which was recorded as deferred compensation and is amortized over the one year vesting term.

During fiscal 2002, BEA recorded total deferred compensation of approximately $12.9 million, which represented the portion of the consideration for the acquisitions of CrossGain and other small companies that is dependent upon the continued employment of certain employees. This balance of deferred compensation is being amortized to operating expenses on a straight-line basis over the vesting term, which ranges from two to four years.

An insignificant amount of deferred compensation was recorded in fiscal 2001.

12.    Employee Benefit Plans

Stock option plans

Under the Company’s stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company’s common stock. Options generally vest over a four-year period and have a term of ten years. Annually, the number of shares available in the stock option plan is automatically increased by an amount of up to 6 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, less the number of shares of common stock added to the Employee Stock Purchase Plan, based on a formula, but not to exceed 24 million shares per fiscal year. The exercise price of the stock options is determined by the Company’s Board of Directors on the date of grant and is generally equal to the fair market value of the stock on the grant date.

Information with respect to option activity under the Company’s stock option plans are summarized as follows:

	Options outstanding	Exercise price per share	Weighted average exercise price per share
	(shares in thousands)
Options outstanding at January 31, 2000	67,686	$ 0.03 - $41.35	$6.17
Granted	14,820	$29.33 - $85.56	$48.53
Exercised	(20,486)	$ 0.01 - $58.19	$3.10
Canceled	(6,731)	$ 0.07 - $85.56	$4.54

Options outstanding at January 31, 2001	55,289	$ 0.07 - $85.56	$16.97
Granted	24,022	$ 6.27 - $60.50	$20.00
Exercised	(8,960)	$ 0.07 - $37.87	$4.22
Canceled	(9,437)	$ 0.07 - $85.56	$27.32

Options outstanding at January 31, 2002	60,914	$ 0.07 - $85.56	$18.43
Granted	29,543	$ 2.78 - $16.04	$6.82
Exercised	(6,229)	$ 0.07 - $12.99	$4.75
Canceled	(9,233)	$ 0.31 - $85.56	$23.55

Options outstanding at January 31, 2003	74,995	$ 0.07 - $85.56	$14.37

Options exercisable at January 31, 2003	29,526	$ 0.07 - $85.56	$17.02

Options exercisable at January 31, 2002	23,369	$ 0.07 - $85.56	$13.84

Options exercisable at January 31, 2001	17,925	$ 0.07 - $83.50	$5.06

Options available for grant at January 31, 2003	32,551

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of stock options, as calculated using the Black Scholes model under FAS 123, was as follows:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
Stock options granted with an exercise price equal to the Company’s stock price on date of grant	$3.92	$11.78	$35.80
Stock options granted with an exercise price less than the Company’s stock price on date of grant	$3.64	$—	$—

The following table summarizes information about outstanding and exercisable stock options at January 31, 2003:

	Outstanding			Exercisable
	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
	(shares in thousands)
Range of per share exercise prices
$ 0.07 – $ 3.97	8,457	6.44	$2.58	5,823	$2.46
$ 3.98 – $ 4.33	7,542	7.66	$4.23	3,878	$4.28
$ 4.33 – $ 5.18	7,919	9.14	$5.14	900	$4.88
$ 5.22 – $ 6.50	9,434	8.19	$5.77	3,046	$5.91
$ 6.51 – $ 9.29	7,173	8.46	$8.29	1,842	$7.45
$ 9.44 – $11.45	3,615	8.54	$10.98	797	$11.15
$11.54 – $11.70	9,787	8.76	$11.70	2,831	$11.70
$11.72 – $20.94	5,809	8.84	$16.24	1,437	$17.83
$21.18 – $36.09	6,768	7.85	$29.66	3,597	$29.78
$36.13 – $85.56	8,491	7.50	$49.44	5,375	$48.50

$0.07 – $85.56	74,995	8.10	$14.37	29,526	$17.02

Employee stock purchase plan

In March 1997, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP Plan”) for all employees meeting certain eligibility criteria. Under the ESPP Plan, employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85 percent of the lower of the closing sale price of BEA’s Common Stock reported on the Nasdaq National Market (“Nasdaq”) at the beginning or the end of each six-month offering period. Additionally, the price paid by the employee will not exceed 85 percent of the closing sale price as reported on Nasdaq at the beginning of a 24 month period that restarts in January or July of every second year, determined by the employee’s enrollment date in the plan. Eligible employees may purchase common stock through payroll deductions by electing to have between 1 percent and 15 percent of their compensation withheld, subject to certain limitations. Annually, the number of shares available in the ESPP Plan automatically increases by an amount equal to the lesser of 24 million shares or 6 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock option plan. Approximately 2.4 million, 1.8 million, and 4.3 million shares for total proceeds of approximately $19.5 million, $24.7 million and $22.8 million were sold through the ESPP Plan in fiscal 2003, 2002 and 2001, respectively. At January 31, 2003, 20.3 million shares had been issued under the

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESPP Plan and 5.9 million shares were reserved for future issuance. On February 1, 2003, 4 million additional shares became available for issuance under the Employee Stock Purchase Plan. The weighted average grant date fair value of the ESPP shares was $4.99, $18.82 and $15.01 in fiscal years 2003, 2002 and 2001, respectively.

401(k) plan

The Company has a 401(k) Profit Sharing Plan (the “401K Plan”) that allows eligible employees to contribute up to 15 percent of their annual compensation to the 401K Plan, subject to certain limitations. The employee’s funds are not held in BEA stock directly, but rather the employee directs how the funds are distributed across a series of mutual funds. The Company matches 50 percent of the employee contributions subject to a maximum rate of 6 percent of salary, not to exceed $3,000 per year. Employee contributions vest immediately, whereas the Company’s matching contributions vest at a rate of 25 percent per year of employment. The 401K Plan also allows the Company to make discretionary contributions; however, none have been made to date. The Company recognized matching contribution expense of $3.8 million, $4.6 million and $1.4 million in fiscal 2003, 2002 and 2001, respectively.

13.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	January 31,
	2003	2002	2001
Foreign currency translation adjustment	$(1,125)	$(6,602)	$(1,175)

Unrealized gain (loss) on available-for-sale investments, net of taxes of $889, $55 and $(148) in fiscal 2003, 2002 and 2001, respectively	2,071	128	(346)

Total accumulated other comprehensive income (loss)	$946	$(6,474)	$(1,521)

14.    Geographic Information and Revenue by Type of Product or Service

Geographic information

Information regarding the Company’s operations by geographic area at January 31, 2003, 2002, and 2001 and for the fiscal years then ended is as follows (in thousands):

	January 31,
	2003	2002	2001
Total revenues:
Americas	$509,283	$554,853	$486,695
Europe, Middle East and Africa (EMEA)	275,380	290,366	240,137
Asia/Pacific (APAC)	149,395	130,674	92,928

	$934,058	$975,893	$819,760

Long-lived assets(1) (at end of year):
Americas	$273,452	$381,678	$362,613
EMEA	5,090	6,780	5,936
APAC	7,520	8,064	6,981

	$286,062	$396,522	$375,530

(1)	Long-lived assets include all long-term assets except those specifically excluded under the Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally assigns revenues to geographic areas based on the location from which the invoice is generated. Certain large revenue transactions with multi-national customers are allocated to multiple regions based on the relative contribution of each region to the overall sales effort. The only individual country that accounted for more than 10 percent of total revenues in fiscal 2003 was the United States, which was $476.6 million or 51.0 percent. The only individual country that accounted for more than 10 percent of total revenues in fiscal 2002 was the United States, which was $527.8 million or 54.1 percent. The only individual countries with revenues greater than 10 percent of total revenues in fiscal 2001 was the United States with 58.4 percent or $478.6 million and the United Kingdom with 10.3 percent or $84.7 million. The only individual country which accounted for more than 10 percent of total long-lived assets in any of fiscal 2003, 2002 and 2001 was the United States with $273.0 million or 95.4 percent, $379.7 million or 95.8 percent, and $352.8 million or 93.9 percent, respectively.

Revenue by type of product or service

The Company considers all license revenue derived from its various software products to be revenue from a group of similar products.

The following table provides a breakdown of services revenue by similar type (in millions):

	Fiscal Year Ended January 31,
	2003	2002	2001
Consulting and education revenues	$113.0	$140.6	$208.0
Customer support revenues	305.2	237.4	135.2

Total Services revenue	$418.2	$378.0	$343.2

15.    Supplemental Cash Flow Disclosures

Cash payments for interest were $22.1 million, $22.3 million, and $22.4 million in fiscal 2003, 2002 and 2001, respectively. Cash payments for income taxes were approximately $10.4 million, $9.7 million and $285,000 for fiscal 2003, 2002 and 2001, respectively. In fiscal 2003, 2002 and 2001, the convertible debt holders converted approximately $0, $11.4 million and $11.1 million of the 2005 Notes into common stock. The value of stock issued in connection with business acquisitions in fiscal 2003, 2002 and 2001 was $0, $27.9 million and $23.3 million, respectively. The Company recorded deferred compensation during fiscal 2003 of approximately $12.9 million for restricted common stock and for stock options granted with an exercise price lower than the fair market value of the Company’s stock on the date of grant. During fiscal 2001, the Company sold investments in WebGain with a cost of $28.3 million to WP Equity Partners in exchange for a note receivable due from WP Equity Partners in the amount of approximately $50.0 million. In connection with this transaction, additional notes receivable of $18.0 million were issued to BEA during fiscal 2002. During fiscal 2002, the Company sold investments in WebGain with a cost of $2.9 million to WP Equity Partners in exchange for a note receivable due from WP Equity Partners in the amount of approximately $6.6 million. The Company recorded a tax benefit from stock options of $27.0 million, $17.9 million, and $25.9 million in fiscal 2003, 2002 and 2001, respectively.

16.    Commitments and Contingencies

Operating Leases

The Company leases its facilities under operating lease arrangements with remaining terms ranging from less than 1 year up to 9 years. Certain of the leases provide for specified annual rent increases as well as options

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to extend the lease beyond the initial term for additional terms ranging from 1 to 15 years. The Company has entered into agreements to sublease portions of its leased facilities, the rental income from which is not significant.

Approximate annual minimum operating lease commitments, including the Company’s obligations under its land lease agreement (See Land Lease below) (in thousands):

January 31,	Commitments
2004	$44,073
2005	35,694
2006	29,299
2007	23,886
2008	17,797
Thereafter	40,399

Total minimum lease payments	$191,148

The land lease payments included in the above table of approximately $9.9 million per year commencing in fiscal 2004 through 2006 are calculated based on a variable London Interbank Offering Rate (“LIBOR”) (see Land Lease below). The Company has estimated future lease obligations based on current LIBOR. Actual future lease payments will differ based on changes in LIBOR. The land lease payments included in the above table exclude any amounts that could be payable under the residual value guarantee (see Land Lease below).

Total rent expense charged to operations for fiscal 2003, 2002 and 2001 was approximately $55.5 million, $37.7 million and $24.2 million, respectively.

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

Land Lease

During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company’s San Jose, California headquarters (the “land lease”). The Company intends to construct additional corporate offices and research and development facilities on the leased land. Under the land lease agreement, the lessor will finance up to $331 million of land and associated costs. The land lease has an initial term of five years with renewal options. Rent payments commence at the beginning of the third year. Although no rental payments are currently being made under the land lease, the Company began expensing rent in the fourth quarter of fiscal 2002 of approximately $3 million per quarter, as it re-evaluated the scope and timing of the construction for additional corporate offices. The agreement qualifies for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, Accounting for Leases, and, as such, the land and the related obligation discussed below are not included on the Company’s balance sheet.

Total minimum lease payments are estimated to be approximately $9.9 million per year commencing in fiscal 2004 through fiscal 2006, and are calculated based on LIBOR. The minimum lease payments will fluctuate

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from time to time depending on changes in LIBOR. As of January 31, 2003, the outstanding lease balance was approximately $327.4 million. The Company has an option to renew the land lease agreement, purchase the land at the end of the lease term or earlier for the outstanding lease balance, or, to arrange for the sale of the land to a third party. If the Company elects to renew the lease or arrange for the sale of the land, it is obligated to pay any shortfall between the fair value or sales price and the outstanding land lease balance under a residual value guarantee of approximately $330 million. If it became probable that the value of the leased property would be less than the outstanding lease balance at lease termination, the estimated deficiency would be expensed ratably over the remaining lease term. If the Company elects to purchase the land, the Company could be required to capitalize the land on the Company’s balance sheet at then current fair market value, which could be less than the outstanding lease balance in the near term. This could result in a material charge to earnings at the time of purchase, equal to the difference between the current fair market value of the property and the outstanding lease balance.

As part of the land lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $126.5 million as of January 31, 2003. This amount represents collateral for specified obligations to the lessor under the lease. The restricted cash cannot be withdrawn and is managed by a third party subject to certain limitations. The Company has classified this amount as a long-term restricted asset on the consolidated balance sheet at January 31, 2003. The Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2003, the Company is in compliance with all financial covenants. In the event of a default, the lessor may demand payment equal to the lessor’s investment, require BEA to purchase, facilitate the sale of, or surrender the property.

Employer Payroll Taxes

The Company is subject to employer payroll taxes when employees exercise stock options. The payroll taxes are assessed on the stock option gain, which is the difference between the common stock price on the date of exercise and the exercise price. The tax rate varies depending upon the employees’ taxing jurisdiction. The timing and amount of employer payroll taxes is directly related to the timing and number of options exercised by employees, the gain thereon and the tax rate in the applicable jurisdiction. During fiscal 2003, 2002 and 2001, the Company recorded employer payroll taxes related to stock option exercises of approximately $736,000, $2.6 million and $13.3 million, respectively. Because the Company is unable to predict these employer payroll taxes the Company is unable to predict what, if any, expense will be recorded in a future period.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of January 31, 2003 or January 31, 2002. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of January 31, 2003.

17.    Events Subsequent to Date of Auditor’s Report

In February and March 2003, under the September 2001 Share Repurchase Program, the Company repurchased approximately 5.3 million shares of its common stock at a total cost of approximately $52.0 million. In March 2003, the Board of Directors approved an additional repurchase of up to $100.0 million of the Company’s common stock.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement with respect to the Registrant’s 2003 Annual Meeting to be filed with the SEC within 120 days of January 31, 2003 (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION.

The information in the sections entitled “Executive Compensation and Related Information” and “Election of Directors” and related information in the Proxy Statement is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” and the section entitled “Equity Compensation Plans” in the Proxy Statement is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by this reference.

ITEM 14.    CONTROLS AND PROCEDURES

Annual Evaluation of our Disclosure Controls and Internal Controls.

Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Annual Report on Form 10-K, we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Annual Report on Form 10-K, there are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report is the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”) such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls.

The company’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The evaluation of our disclosure controls and our internal controls by our Chief Executive Officer and our Chief Financial Officer included a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In accordance with SEC requirements, the Chief Executive Officer and the Chief Financial Officer note that, since the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

Conclusions.

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the Company is made known to management, including the Chief Executive Officer and the Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(3) Exhibits

Exhibit	Description

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation(10)

3.2	Registrant’s Bylaws, as currently in effect along with Certificate of Amendment of Bylaws(1)

4.1	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein(1)

4.2	Form of Indenture Agreement for the 4% Convertible Notes due June 15, 2005(4)

4.3	Form of Promissory Note for the 4% Convertible Notes due June 15, 2005(4)

4.4	Form of Purchase Agreement for the 4% Convertible Notes due June 15, 2005(4)

4.5	Form of Registration Rights Agreement for the 4% Convertible Notes due June 15, 2005(4)

4.6	Form of Indenture Agreement for the 4% Convertible Notes due December 15, 2006(9)

4.7	Form of Promissory Note for the 4% Convertible Notes due December 15, 2006(9)

4.8	Form of Purchase Agreement for the 4% Convertible Notes due December 15, 2006(9)

4.9	Form of Registration Rights Agreement for the 4% Convertible Notes due December 15, 2006(9)

4.10

Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated as of September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights(12)

4.11	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of January 15, 2003.(14)

10.1	Employment Agreement between the Registrant and the three founders dated as of September 28, 1995(1)*

10.2	Form of Promissory Notes entered into between the Registrant, William T. Coleman III, Edward W. Scott, Jr. and Alfred S. Chuang each dated September 28, 1995(1)

10.3	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto(1)

10.4	Lease Agreement between the Registrant and William H. and Leila A. Cilker dated November 15, 1995 and First Amendment thereto(1)

10.5	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder(1)*

10.6	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder(3)*

10.7	Registrant’s 1997 Employee Stock Purchase Plan, including forms of agreements thereunder(3)*

10.8	License Agreement between the Registrant and Digital Equipment Corporation, dated January 31, 1997 and Amendments thereto(2)

Exhibit	Description
10.9	1997 Management Bonus Plan(2)*

10.10	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, dated December 26, 1997(6)

10.11	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, dated December 26, 1997(6)

10.12	Employment Agreement between the Registrant and Alfred S. Chuang dated as of September 1, 1999(10)*

10.13	Employment Agreement between the Registrant and William T. Coleman III dated as of September 1, 1999(10)*

10.14	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated September 24, 1999(10)

10.15	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated March 15, 2000(10)

10.16	Registrant’s 2000 Non-Qualified Stock Incentive Plan, including forms of agreements thereunder(10)*

10.17	Form of Lease agreement between the Registrant and ABN AMRO Leasing, Inc., dated February 13, 2001(11)

10.18	2001 Executive Staff Bonus Plan(11)*

10.19	Registrant’s Amended 1997 Employee Stock Purchase Plan(11)*

10.20	Secured Full Recourse Promissory Note between the Registrant and William T. Coleman, III and Claudia L. Coleman, dated November 2, 2001(13)*

10.21	BEA Systems, Inc. Employment Agreement between the Registrant and William T. Coleman III dated November 2, 2001(13)*

10.22	Amendment of Employment Agreement of Alfred S. Chuang dated November 2, 2001(13)*

10.23	Form of Employment Agreement between the Registrant and Charles Ill, III

10.24	Fiscal 2004 Executive Staff Bonus Plan

10.25	Form of Restricted Stock Purchase Award Agreement between the Registrant and Charles Ill, III

11.1	Statement re: computation of income (loss) per share (included on page 59 of this Report)

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

99.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2, filed January 31, 1997
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed March 20, 1997
(3)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed April 3, 1997
(4)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed September 9, 1998

(5)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed October 30, 1998
(6)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-KSB, filed April 30, 1998
(7)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed August 10, 1998
(8)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-K, filed June 30, 1998
(9)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed March 13, 2000
(10)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed May 1, 2000
(11)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed May 1, 2001
(12)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 8-A12G, filed October 1, 2001
(13)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 23, 2002
(14)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-K, filed January 31, 2003.
*	Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K and 8-K/A

On January 7, 2003, the Registrant filed a Current Report on Form 8-K relating to the acquisition of XQRL, Inc.

On January 22, 2003, the Registrant filed a Current Report on Form 8-K relating to the amendment of its Preferred Stock Rights Agreement with EquiServe Trust Company, N.A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEA SYSTEMS, INC.

By:	/s/ WILLIAM M. KLEIN
William M. Klein Chief Financial Officer and Executive Vice President—Administration

April 29, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED. S. CHUANG Alfred S. Chuang	President, Chief Executive Officer and Chairman of the Board	April 29, 2003

/s/ WILLIAM T. COLEMAN III William T. Coleman III	Director	April 29, 2003

/s/ CAROL A. BARTZ Carol A. Bartz	Director	April 29, 2003

/s/ STEWART K.P. GROSS Stewart K.P. Gross	Director	April 29, 2003

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	April 29, 2003

/s/ ROBERT L. JOSS Robert L. Joss	Director	April 29, 2003

/s/ DEAN O. MORTON Dean O. Morton	Director	April 29, 2003

/s/ L. DALE CRANDALL L. Dale Crandall	Director	April 29, 2003

CERTIFICATION

I, Alfred S. Chuang, certify that:

1.	I have reviewed this annual report on Form 10-K of BEA Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

By:	/s/ ALFRED S. CHUANG
Alfred S. Chuang Chief Executive Officer

CERTIFICATION

I, William M. Klein, certify that:

1.	I have reviewed this annual report on Form 10-K of BEA Systems, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 29, 2003

By:	/s/ WILLIAM M. KLEIN
William M. Klein Chief Financial Officer

BEA SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended January 31, 2003, 2002 and 2001

(in thousands)

	Balance at beginning of period	Additions	Deductions	Balance at end of period
January 31, 2003
Allowance for doubtful accounts	$10,700	$3,489	$2,979	$11,210
January 31, 2002
Allowance for doubtful accounts	9,399	8,669	7,368	10,700
January 31, 2001
Allowance for doubtful accounts	5,512	5,045	1,158	9,399