Form 10-Q
period 2003-07-31
BEA SYSTEMS INC
filed 2003-09-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

As of August 31, 2003, there were approximately 403,457,570 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Revenues:
License fees	$127,355	$124,063	$249,694	$255,201
Services	117,693	101,800	232,648	195,505

Total revenues	245,048	225,863	482,342	450,706

Cost of revenues:
Cost of license fees	6,423	4,459	12,320	9,116
Cost of services	47,655	43,730	94,472	85,620
Amortization of acquired intangible assets	5,790	7,404	10,807	15,099

Total cost of revenues	59,868	55,593	117,599	109,835

Gross profit	185,180	170,270	364,743	340,871
Operating expenses:
Sales and marketing	94,524	91,007	186,433	184,935
Research and development	34,723	33,185	69,553	64,520
General and administration	19,126	18,730	37,736	37,659

Total operating expenses	148,373	142,922	293,722	287,114

Income from operations	36,807	27,348	71,021	53,757
Interest and other, net:
Interest expense	(5,521)	(5,518)	(11,064)	(11,062)
Interest income	6,025	7,857	12,387	14,977
Write-down of equity investments	—	—	—	(22,386)
Net gain (loss) on sale of equity investments	—	—	(198)	453
Other	(255)	(763)	(154)	(1,289)

Total interest and other, net	249	1,576	971	(19,307)

Income before provision for income taxes	37,056	28,924	71,992	34,450
Provision for income taxes	11,117	8,677	21,598	10,335

Net income	25,939	20,247	50,394	24,115
Other comprehensive income:
Foreign currency translation adjustments	2,943	3,155	3,026	2,790
Unrealized gain (loss) on available-for-sale investments, net of income taxes	(1,370)	1,199	(1,591)	1,205

Comprehensive income	$27,512	$24,601	$51,829	$28,110

Net income per share:
Basic	$0.06	$0.05	$0.13	$0.06

Diluted	$0.06	$0.05	$0.12	$0.06

Number of shares used in per share calculations:
Basic	401,040	406,760	401,875	405,370

Diluted	418,030	417,400	418,580	419,285

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	July 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$558,820	$578,717
Restricted cash	1,851	4,369
Short-term investments	722,317	688,753
Accounts receivable, net	199,135	208,189
Other current assets	44,724	43,869

Total current assets	1,526,847	1,523,897
Property and equipment, net	59,110	63,938
Goodwill, net	56,100	53,565
Acquired intangible assets, net	22,913	16,159
Long-term restricted cash	134,402	131,727
Other long-term assets (see Note 2—Related Party Transactions)	22,567	20,673

Total assets	$1,821,939	$1,809,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,504	$10,807
Accrued facilities consolidation charges	16,210	17,617
Accrued payroll and related liabilities	40,743	54,295
Accrued income taxes	42,687	38,992
Other accrued liabilities	89,095	89,512
Deferred revenues	230,407	233,758
Deferred tax liabilities	600	600

Total current liabilities	440,246	445,581
Deferred tax liabilities	1,788	4,214
Notes payable and other long-term obligations	4,650	4,215
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	402	406
Additional paid-in capital	1,046,878	1,002,846
Treasury stock, at cost	(123,177)	(42,095)
Accumulated deficit	(87,281)	(137,675)
Deferred compensation	(13,948)	(18,479)
Accumulated other comprehensive income	2,381	946

Total stockholders’ equity	825,255	805,949

Total liabilities and stockholders’ equity	$1,821,939	$1,809,959

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended July 31,
	2003	2002
Operating activities:
Net income	$50,394	$24,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,697	17,759
Amortization of deferred compensation	4,531	2,161
Amortization of acquired intangible assets	10,807	15,099
Write-down of equity investments	—	22,386
Changes in operating assets and liabilities	859	1,103
Other	7,275	5,281

Net cash provided by operating activities	88,563	87,904

Investing activities:
Purchases of property and equipment	(8,810)	(18,685)
Payments for acquisitions, net of cash acquired	(12,392)	(12,259)
Loan to executive officer	—	(19,200)
Purchases of available-for-sale short-term investments	(353,674)	(260,422)
Proceeds from maturities of available-for-sale short-term investments	59,175	162,411
Proceeds from sales of available-for-sale short-term investments	252,251	11,450
Other	407	4,082

Net cash used in investing activities	(63,043)	(132,623)

Financing activities:
Increase in restricted cash for collateral on land lease transaction	(226)	(3,076)
Net proceeds received for employee stock purchases	25,974	26,785
Purchases of treasury stock	(81,089)	—

Net cash provided by (used in) financing activities	(55,341)	23,709

Net decrease in cash and cash equivalents	(29,821)	(21,010)
Effect of exchange rate changes on cash and cash equivalents	9,924	12,465
Cash and cash equivalents at beginning of period	578,717	821,802

Cash and cash equivalents at end of period	$558,820	$813,257

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Subsequent Event

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassifications did not change the previously reported revenues, income from operations or net income amounts. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The results of operations for the three months and six months ended July 31, 2003 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2004 (“fiscal 2004”).

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

If the fee due from the customer is not fixed or determinable, revenue is recognized as payment is due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers arrangements with extended payment terms not to be fixed or determinable unless the Company has an established history with a particular customer of granting extended payment terms and collecting payment without granting concessions. In certain regions or countries where collection risk is generally

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized only when full cash payment or an irrevocable letter of credit from a reputable financial institution is received from the customer. Revenue arrangements with resellers are generally recognized when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (“ISVs”) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or when the Company receives persuasive evidence that the ISV has sold the products to an end user customer, depending upon the facts and circumstances and BEA’s past experience with the particular ISV. The majority of ISV arrangements are recognized upon shipment to the ISV.

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

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of FAS 123. Stock-based awards have been valued using the Black-Scholes option-pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee Stock Options
	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	3.55%	2.82%	2.87-3.55%	2.82%
Expected volatility	50%	65%	50-65%	65%

	Employee Stock Purchase Plan
	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	1.15 to 2.07%	1.34% to 1.78%	1.15% to 2.07%	1.34% to 1.78%
Expected volatility	65%	80%	65%	80%

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

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flow. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Net income as reported	$25,939	$20,247	$50,394	$24,115
Add back:
Stock-based employee compensation expense included in reported net income, net of related tax	1,917	620	3,834	1,278
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(33,899)	(38,888)	(70,969)	(76,194)

Pro forma net loss	$(6,043)	$(18,021)	$(16,741)	$(50,801)

Net income per share as reported
Basic	$0.06	$0.05	$0.13	$0.06

Diluted	$0.06	$0.05	$0.12	$0.06

Pro forma basic and diluted net loss per share	$(0.02)	$(0.04)	$(0.04)	$(0.13)

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projects funded by third parties

The Company occasionally enters into product development agreements with third parties that provide funding to BEA, which is intended by BEA and the third party to offset certain operating costs incurred by BEA. Such amounts are recorded as a reduction in BEA’s operating expenses. During the six months ended July 31, 2003 and 2002, approximately $6.4 million and $4.4 million, respectively, of third party funding was recorded as a reduction in operating expenses.

Effect of new accounting pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). In particular, FAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for those paragraphs related to guidance in FAS 133 implementation issues that have been cleared by the FASB and have been effective for fiscal quarters that began prior to June 15, 2003. Those paragraphs should continue to be applied in accordance with their respective effective dates. The Company does not expect the adoption of FAS 149 to have a material effect on its financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The adoption of FAS 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Subsequent event—Adoption of new accounting pronouncement

On August 1, 2003, the Company adopted the Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under FIN 46, the Company is required to consolidate its variable interest in the entity (ABN AMRO Leasing, Inc.) from which it leases the 40 acre land parcel in San Jose, California. This lease is commonly referred to as a “synthetic” lease and under previous accounting guidelines that applied to BEA prior to August 1, 2003, the lease was accounted for as an operating lease and, accordingly, the land and related debt obligation were not recorded on the Company’s balance sheet prior to August 1, 2003.

In accordance with FIN 46, the Company capitalized the land on its balance sheet on August 1, 2003 at its carrying amount of approximately $303 million. The total lease balance related to the land was approximately $325 million, including accrued interest, as of August 1, 2003, of which approximately $126.5 million was collaterized by restricted cash.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has elected under FIN 46 to apply the new accounting treatment prospectively. There is no material cumulative-effect adjustment to earnings associated with this accounting change because the land is a non-depreciable asset and the total carrying costs recorded by the Company in connection with the land from the date the land was acquired in February 2001 through July 31, 2003 would have been approximately the same under the new accounting treatment.

Prior to the adoption of FIN 46, the carrying costs associated with the land of approximately $2.5 million per quarter were accounted for as rent which was allocated to operating expenses and cost of services. Under the new accounting treatment that is effective August 1, 2003, these carrying costs will be recorded as interest expense. This change has no impact on net income, but it will cause both the Company’s income from operations and its interest expense to increase by this amount.

The Company will assess the land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the land may be permanently impaired.

Note 2.    Related Party Transactions and Subsequent Event

Loans to officers

The Company has an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million as of July 31, 2003 and January 31, 2003, which is included in other long-term assets. This advance was made in August 2001 pursuant to an unsecured line of credit issued to Mr. Coleman in September 1999 (the “Unsecured Line of Credit”). The Unsecured Line of Credit bears interest at 7 percent per annum and is due within 90 days following the earlier of (i) termination of Mr. Coleman’s employment with the Company or (ii) the Company’s stock price achieving a specified average closing price. Accumulated interest receivable on the advance totaled $703,000 and $515,000 as of July 31, 2003 and January 31, 2003, respectively, which is included in other current assets. In September 2003, this unsecured advance and accumulated interest were repaid to the Company by Mr. Coleman.

In November 2001, the Company issued a secured and full recourse line of credit of $25.0 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6 percent per annum. Borrowings under the Secured Line of Credit are due upon 90 days written demand. During the quarter ended July 31, 2002, the Company loaned $19.2 million to Mr. Coleman under the Secured Line of Credit. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be re-borrowed. During the quarter ended October 31, 2002, Mr. Coleman repaid in full the $19.2 million secured loan to the Company, including interest. No borrowings were outstanding under this secured line of credit at July 31, 2003 or January 31, 2003.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at July 31, 2003 or January 31, 2003.

Loans to executives

The Company has secured notes receivable from three other executives totaling $1.6 million as of July 31, 2003 and from four executives totaling $2.0 million as of January 31, 2003, respectively. These notes are included in other long-term assets and are for the financing of real property. The notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest ranging from the quoted prime rate to 7 percent per annum and are due and payable on the earlier of dates ranging from April 3, 2006 to May 10, 2007, or the termination of employment with the Company. The notes may be repaid at any time prior to the due date.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2003	2002	2003	2002
Numerator:
Numerator for basic net income per share:
Net income available to common stockholders	$25,939	$20,247	$50,394	$24,115

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	401,284	407,300	402,150	406,085
Weighted average shares subject to repurchase and shares held in escrow	(244)	(540)	(275)	(715)

Denominator for basic net income per share, weighted average shares outstanding	401,040	406,760	401,875	405,370
Weighted average dilutive potential common shares:
Options, shares subject to repurchase and shares held in escrow	16,990	10,640	16,705	13,915

Denominator for diluted net income per share	418,030	417,400	418,580	419,285

Basic net income per share	$0.06	$0.05	$0.13	$0.06

Diluted net income per share	$0.06	$0.05	$0.12	$0.06

The computation of diluted net income per share for the three months ended July 31, 2003 and 2002 excludes the impact of options to purchase 31.9 million and 37.1 million shares of common stock, respectively, and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) which are convertible into 15.9 million shares of common stock at both July 31, 2003 and 2002, as such impact would be antidilutive for these periods.

The computation of diluted net income per share for the six months ended July 31, 2003 and 2002 excludes the impact of options to purchase 33.6 million and 30.1 million shares of common stock, respectively, and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at both July 31, 2003 and 2002, as such impact would be antidilutive for these periods.

The anti-dilutive options and debt could be dilutive in future periods. See BEA’s Annual Report on Form 10-K for information regarding the range of exercise prices of outstanding, unexercised options.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Acquired Intangible Assets and Goodwill

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	July 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$117,141	$(97,478)	$19,663
Non-compete agreements	26,546	(23,546)	3,000
Patents and trademarks	13,275	(13,025)	250
Other intangible assets	33,389	(33,389)	—

Total	$190,351	$(167,438)	$22,913

	January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$100,618	$(89,584)	$11,034
Non-compete agreements	25,346	(20,721)	4,625
Patents and trademarks	13,275	(12,775)	500
Other intangible assets	33,389	(33,389)	—

Total	$172,628	$(156,469)	$16,159

The total expected future amortization related to acquired intangible assets as of July 31, 2003 is provided in the table below (in thousands):

Future Amortization
Six months ended January 31,2004	$10,568
Fiscal year ended January 31, 2005	10,428
Fiscal year ended January 31, 2006 (“fiscal 2006”)	1,917

Total	$22,913

The following table sets forth the carrying amount of goodwill. Goodwill also includes amounts originally allocated to assembled workforce (in thousands):

	July 31, 2003	January 31, 2003
Gross carrying amount of goodwill	$189,448	$186,913
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$56,100	$53,565

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Facilities Consolidation Charges

During the fiscal year ended January 31, 2002 (“fiscal 2002”), the Company approved a plan to consolidate certain facilities in the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources. As of July 31, 2003, $11.2 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Additionally, during the fourth quarter of fiscal 2002, the Company reduced the scope and re-evaluated the timing of the planned construction of facilities at its San Jose, California headquarters, resulting in an additional facilities related charge of $5.0 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances.

The following table summarizes the charges in fiscal 2002, and the activity related to the facilities consolidation liability during the fiscal year ended January 31, 2003 (“fiscal 2003”) and the six months ended July 31, 2003 (in thousands):

Facilities Consolidation
Charges accrued during fiscal 2002	$25,000
Write-off of leasehold improvements	(2,152)
Cash payments during fiscal 2002	(1,447)

Balance at January 31, 2002	21,401
Cash payments during fiscal 2003	(3,784)

Balance at January 31, 2003	17,617
Cash payments during the six months ended July 31, 2003	(1,407)

Balance at July 31, 2003	$16,210

Note 6.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2003	January 31, 2003
Foreign currency translation adjustment	$1,901	$(1,125)
Unrealized gain on available-for-sale investments, net of income tax	480	2,071

Total accumulated other comprehensive income	$2,381	$946

Note 7.    Common Stock and Treasury Stock

During the six months ended July 31, 2003, the Company issued 4.4 million shares of common stock and received $27.1 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of the Company’s common stock under the Share Repurchase Program. During the six months ended July 31, 2003, under the Share Repurchase Program, the Company repurchased approximately 8.0 million shares of its common stock at a total cost of approximately $81.1 million.

Note 8.    Commitments and Contingencies and Subsequent Event

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

Land lease and subsequent event

During the first quarter of fiscal 2002, the Company entered into a lease agreement for the lease of approximately 40 acres of land adjacent to the Company’s San Jose, California headquarters (the “land lease”). The Company intends to construct additional corporate offices and research and development facilities on the land. Under the land lease agreement, the lessor will finance up to $331 million of land and associated costs. The land lease has an initial term of five years with renewal options. Rent payments commenced at the beginning of the third year. Although no rental payments were being made under the land lease prior to February 1, 2003, the Company began expensing rent in the fourth quarter of fiscal 2002 of approximately $2.5 million per quarter, as it re-evaluated the scope and timing of the construction for additional corporate offices. Prior to August 1, 2003, the land lease agreement qualified for operating lease accounting treatment under Statement of Financial Accounting Standards No. 13, Accounting for Leases, and, as such, the land and the related obligation discussed below are not included on the Company’s balance sheet as of July 31, 2003. On August 1, 2003, the Company adopted a new accounting standard and capitalized the land and related debt on its balance sheet (see Note 1—Subsequent event—Adoption of new accounting pronouncement).

Total minimum lease payments (interest) under the land lease are estimated to be approximately $10 million per year commencing in fiscal 2004 and continuing through fiscal 2006, and are calculated based on the London Interbank Offering Rate (“LIBOR”). The minimum lease payments will fluctuate from time to time depending on changes in LIBOR and changes in the Company’s financial position as specified in the lease. As of July 31, 2003, the outstanding lease balance was approximately $325 million, including accrued interest. The Company has an option to renew the land lease agreement (subject to the lessor’s agreement to renew), purchase the land at the end of the lease term or earlier for the outstanding lease balance, or, to arrange for the sale of the land to a third party.

As part of the land lease agreement, the Company must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $126.5 million as of July 31, 2003. This amount represents collateral for specified obligations to the lessor under the lease. The restricted cash cannot be withdrawn and is managed by a third party subject to certain limitations. The Company has classified this amount as long-term restricted cash on the consolidated balance sheet at July 31, 2003. The Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of July 31, 2003, the Company is in compliance with all financial covenants. In the event of a default, the lessor may demand payment equal to the lessor’s investment, or require BEA to purchase, facilitate the sale of, or surrender the property.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranties and indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. To date, the Company’s product warranty expense has not been significant and, accordingly, the Company has not provided for a warranty accrual as of July 31, 2003 or January 31, 2003.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded any liability for potential infringement costs as of July 31, 2003 or January 31, 2003.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (“BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, and subsequent SEC filings. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: the use of a different valuation model to value stock options; the utilization of lease termination costs; the amount of ultimate liability of any litigation; no significant changes in critical accounting policies; the fluctuation of revenues of regions as a percentage of total revenues; adjustments to facilities consolidation charges; the development of further integration technologies and features; the continuation of certain products accounting for a majority of revenue; the significant advantages of a standards-based approach; use of the application server for essential services, and a tightly integrated platform product; the construction of additional corporate offices and research and development facilities; the continuation of growth through acquisitions; seasonality of orders and sales; the investment in programs and strategies to attract developers using non-Java platforms; sufficiency of existing cash; future amortization expenses associated with intangible assets; the commitment of substantial resources to product development and engineering; fluctuation of revenues and operating results; continued investment in WebLogic Platform 8.1; the expansion of relationships with distributors and ISVs; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; an increase in staff and improvement in financial reporting and controls; the estimate and fluctuation of lease payments; the evaluation of the realizability of deferred tax assets; and the reevaluation of the scope and timing of the construction project. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors that May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

BEA is the world’s leading application infrastructure software provider. Our WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server, the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA Liquid Data for WebLogic™, a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA WebLogic Workshop™, a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; BEA JRockit™ JVM, a server-centric Java Virtual Machine (“JVM”); and BEA Tuxedo®, a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

Seasonality.    Our first quarter sales are typically lower than sales in the immediately preceding fourth quarter because most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. Our commission structure and other sales incentives also tend to result in fewer sales in the first quarter than in the fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the quarter ended July 31, 2003 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2003.

Results of Operations

The following table sets forth certain line items in BEA’s condensed consolidated statements of operations as a percentage of total revenues for the three and six month periods ended July 31, 2003 and 2002.

	Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002
Revenues:
License fees	52.0%	54.9%	51.8%	56.6%
Services	48.0%	45.1%	48.2%	43.4%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	5.0%	3.6%	4.9%	3.6%
Cost of services (1)	40.5%	43.0%	40.6%	43.8%
Amortization of acquired intangible assets	2.4%	3.3%	2.2%	3.4%

Total cost of revenues	24.4%	24.6%	24.4%	24.4%

Gross profit	75.6%	75.4%	75.6%	75.6%
Operating expenses:
Sales and marketing	38.6%	40.3%	38.7%	41.0%
Research and development	14.2%	14.7%	14.4%	14.3%
General and administrative	7.8%	8.3%	7.8%	8.4%

Total operating expenses	60.6%	63.3%	60.9%	63.7%

Income from operations	15.0%	12.1%	14.7%	11.9%
Interest and other, net	0.1%	0.7%	0.2%	(4.3)%

Income before provision for income taxes	15.1%	12.8%	14.9%	7.6%
Provision for income taxes	4.5%	3.8%	4.5%	2.3%

Net income	10.6%	9.0%	10.4%	5.3%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
Total revenues	$245,048	$225,863	8.5%	$482,342	$450,706	7.0%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. The revenue growth for the six months ended July 31, 2003 (the “first half of fiscal 2004”) from the same period in the prior fiscal year (the “first half of fiscal 2003”) reflects growth in our customer support revenues offset partially by a decrease in license revenues. For the three months ended July 31, 2003 (the “second quarter of fiscal 2004”), the growth in total revenues compared to the same quarter in the prior fiscal year (the “second quarter of fiscal 2003”) was due to growth in customer support revenues and a slight increase in license revenues. Many factors that impact our revenue levels are beyond our control and there can be no assurance that our revenues will grow in the future.

License Revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
Total license revenues	$127,355	$124,063	2.7%	$249,694	$255,201	(2.2)%

The decrease in license revenues for the first half of fiscal 2004 compared to the same period in the prior fiscal year was primarily due to further reductions in IT spending on a worldwide basis and the continued economic downturn. Many large enterprises have implemented aggressive cost cutting measures, including reductions in IT spending. In the current economic and IT spending environment, customer spending continues to be extremely cautious and IT purchases are subject to rigorous internal review and approvals, resulting in some customers canceling or postponing IT projects, postponing IT purchases or placing smaller orders. The number of product transactions decreased to approximately 4,440 in the first half of fiscal 2004 compared to 4,900 in the first half of fiscal 2003. License revenues for the second quarter of fiscal 2004 increased slightly from the same period in the prior fiscal year, despite a decrease in the total number of product transactions. The number of product transactions decreased to approximately 2,140 in the second quarter of fiscal 2004 compared to 2,400 in the second quarter of fiscal 2003. License revenues increased, despite the decrease in the total number of product transactions, primarily because we entered into an increased number of product transactions of high dollar value in the second quarter of fiscal 2004 compared to the same period in the prior fiscal year. The number of product transactions with a value greater than $1 million increased to 19 in the second quarter of fiscal 2004 compared to 12 in the second quarter of fiscal 2003. Furthermore, we entered into one large product transaction with a value greater than $10 million in the second quarter of fiscal 2004. There was no individual product transaction greater than $10 million in the second quarter of fiscal 2003.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
Consulting and education revenues	$26,903	$27,401	(1.8)%	$53,956	$55,226	(2.3)%
Customer support revenues	90,790	74,399	22.0%	178,692	140,279	27.4%

Total service revenues	$117,693	$101,800	15.6%	$232,648	$195,505	19.0%

Consulting and education revenues consist of professional services related to the deployment and use of our software products and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The increases in customer support revenues were driven by maintenance renewals on a higher installed base of software licenses. Consulting and education revenues decreased slightly as the economic slowdown and general reductions in IT spending on a worldwide basis impacted our business.

Revenues by Geographic Region

The following table provides a summary of revenues by geographic region (in thousands):

	Three Months Ended July 31, 2003	Percentage of Total Revenues	Three Months Ended July 31, 2002	Percentage of Total Revenues	Six Months Ended July 31, 2003	Percentage of Total Revenues	Six Months Ended July 31, 2002	Percentage of Total Revenues
Americas	$135,017	55.1%	$120,772	53.5%	$263,169	54.6%	$247,132	54.8%
European, Middle East and Africa region (“EMEA”)	76,596	31.3%	68,175	30.2%	146,847	30.4%	133,668	29.7%
Asia/Pacific region (“APAC”)	33,435	13.6%	36,916	16.3%	72,326	15.0%	69,906	15.5%

Total revenues	$245,048	100.0%	$225,863	100.0%	$482,342	100.0%	$450,706	100.0%

For each of the twelve fiscal quarters ended July 31, 2003, EMEA and APAC revenues as a percentage of total revenues have ranged between 27 percent to 32 percent for EMEA and 11 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon local economic conditions in EMEA and APAC, foreign currency exchange rates, and whether a large sale is made in a particular region. Certain foreign currencies, including the Euro and the British Pound, were stronger relative to the U.S. dollar in the first half of fiscal 2004 than in the same period of the prior fiscal year. Management believes that the positive impact of foreign currency exchange rate changes on EMEA revenues for the first half of fiscal 2004 was generally offset by decreases in local list prices, which are periodically adjusted in part to offset changes in currency exchange rates. Management believes that APAC revenues for the second quarter of fiscal 2004 were significantly impacted by the severe acute respiratory syndrome epidemic (“SARS”).

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
Cost of licenses fees	$6,423	$4,459	44.0%	$12,320	$9,116	35.1%
Cost of services	47,655	43,730	9.0%	94,472	85,620	10.3%
Amortization of acquired intangible assets	5,790	7,404	(21.8)%	10,807	15,099	(28.4)%

Total cost of revenues	$59,868	$55,593	7.7%	$117,599	$109,835	7.1%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs, localization costs and costs incurred in connection with our compliance program related to license revenues (“license compliance program”). Cost of license fees was 5.0 percent and 3.6 percent of license revenues for the second quarter of fiscal 2004 and 2003, respectively. Cost of license fees was 4.9 percent and 3.6 percent of license revenues for the first half of fiscal 2004 and 2003, respectively. The increases in cost of license fees in absolute dollars and as a percentage of license revenues were primarily due to increased costs incurred in connection with our license compliance program and increases in software localization costs.

Cost of Services.    Cost of services, as referenced in the table above, consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services in absolute dollars has increased due to the expansion of our customer support call center capability. Cost of services represented 40.5 percent, and 43.0 percent of service revenues in the second quarter of fiscal 2004 and 2003, respectively. Cost of services represented 40.6 percent and 43.8 percent of service revenues in the first half of fiscal 2004 and 2003, respectively. Cost of services as a percentage of service revenues decreased over these periods due to a greater mix of higher-margin customer support revenues versus lower-margin consulting and education revenues. Consulting and education revenues were 22.9 percent of total service revenues in the second quarter of fiscal 2004 compared to 26.9 percent in the second quarter of fiscal 2003. Consulting and education revenues were 23.2 percent of total services revenues in the first half of fiscal 2004 compared to 28.2 percent in the first half of fiscal 2003.

Amortization of Acquired Intangible Assets included in Cost of Revenues.    The amortization of acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base and patents and trademarks. The decrease in amortization from the second quarter of fiscal 2003 to the second quarter of fiscal 2004 and from the first half of fiscal 2003 to the first half of fiscal 2004 was primarily due to a portion of our acquired intangible assets becoming fully amortized in the last six months of fiscal 2003, offset by the amortization of acquired intangible assets that arose from three small acquisitions that occurred during the fourth quarter of fiscal 2003 and the first half of fiscal 2004. In the future, amortization expense associated with intangible assets recorded prior to July 31, 2003 is currently expected to total approximately $10.6 million, $10.4 million and $1.9 million for the remainder of fiscal 2004, for fiscal 2005 and for fiscal 2006, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
Sales and marketing expenses	$94,524	$91,007	3.9%	$186,433	$184,935	0.8%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses have increased due to strengthening of foreign currencies against the U.S. dollar in certain foreign countries where we have sales and marketing operations as well as an increase in commissions paid on higher revenues.

Research and Development (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
Research and development expenses	$34,723	$33,185	4.6%	$69,553	$64,520	7.8%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The increases in research and development expenses were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, as well as the acquisition of three small companies engaged in research and development activities during the fourth quarter of fiscal 2003 and the first half of fiscal 2004. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

General and Administrative (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
General and administrative expenses	$19,126	$18,730	2.1%	$37,736	$37,659	0.2%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2003	2002		2003	2002
Interest expense	$(5,521)	$(5,518)	—%	$(11,064)	$(11,062)	—%
Interest income	6,025	7,857	(23.3)%	12,387	14,977	(17.3)%
Write-down of equity investments	—	—	—%	—	(22,386)	(100.0)%
Net gain (loss) on sale of equity investments	—	—	—%	(198)	453	(143.7)%
Other	(255)	(763)	66.6%	(154)	(1,289)	88.1%

Total interest and other, net	$249	$1,576	(84.2)%	$971	$(19,307)	105.0%

In the first quarter of fiscal 2003 we recorded a write-down of our remaining investment in WebGain, Inc. (“WebGain”), a privately-held software company, of $22.4 million. The decreases in interest income are due to lower yields earned on our cash, cash equivalents and short-term investments due to decreases in short-term interest rates.

Provision for Income Taxes

We have provided for income tax expense of $11.1 million and $8.7 million for the second quarters of fiscal 2004 and 2003, respectively. For the first half of fiscal 2004 and fiscal 2003, we have provided for income taxes of $21.6 million and $10.3 million, respectively. Our effective income tax rate was 30 percent for both the first half of fiscal 2004 and for the first half of fiscal 2003. Our effective tax rate for the first half of fiscal 2004 and for the first half of fiscal 2003 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

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

Liquidity and Capital Resources

As of July 31, 2003, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,281.1 million, which increased from $1,267.5 million at January 31, 2003.

Our cash flow from operations increased slightly by $659,000 from $87.9 million in the first half of fiscal 2003 to $88.6 million in the first half of fiscal 2004.

Cash used in investing activities decreased by $69.6 million from $132.6 million in the first half of fiscal 2003 to $63.0 million in the first half of fiscal 2004. This decrease was primarily due to a decrease of $44.3 million in net purchases of available-for-sale short-term investments. We also used $9.9 million less cash in the first half of fiscal 2004 than in the same period of the prior fiscal year for purchases of property and equipment.

Cash used in financing activities in the first half of fiscal 2004 of $55.3 million was primarily related to the repurchases of our common stock totaling $81.1 million, offset by proceeds of $26.0 million from the issuance of common stock under employee stock compensation plans. Cash provided by financing activities in the first half of fiscal 2003 of $23.7 million was primarily related to $26.8 million from the issuance of common stock under employee stock compensation plans.

At July 31, 2003, our outstanding debt obligations consisted of $550.0 million of convertible notes and $4.7 million of other obligations. The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock. If, by December 14, 2004, the price of our common stock exceeds $48.51 for at least 20 trading days within a period of 30 consecutive trading days, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond (equivalent to a stock price of $34.65 per share) or cash plus a premium of up to 2.3%, at the option of the bondholder. For the period from December 15, 2004 to maturity on December 15, 2006, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond or cash plus a premium of up to 1.2%, at the option of the bondholder, if the price of our common stock, as calculated above, exceeds $34.65. If our stock price, as calculated above, does not exceed $48.51 by December 14, 2004, and if the price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we will likely be required to repay the notes in cash on the maturity date of December 15, 2006.

During the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California headquarters (the “land lease”). This lease is commonly referred to as a “synthetic” lease. A synthetic lease represents a form of off-balance sheet financing under which an unrelated third-party (ABN AMRO Leasing, Inc. “the lessor”) funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third-party funds represent at-risk equity. Under the land lease agreement, the lessor agreed to finance up to $331 million of land and associated costs. As of July 31, 2003, the outstanding lease balance was approximately $325 million, including accrued interest. Total minimum lease payments are estimated to be approximately $10 million per year, commencing in fiscal 2004 and continuing through fiscal 2006, and are based on the variable London Interbank Offering Rate (“LIBOR”). Actual payments will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the lease.

As part of the land lease agreement, we must maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was $126.5 million as of July 31, 2003. This amount represents collateral for specified obligations to the lessor under the lease. The restricted cash cannot be withdrawn and is managed by a third party subject to certain limitations. We have classified this amount as long-term restricted cash on our condensed consolidated balance sheet at July 31, 2003. We also must maintain certain covenants, including liquidity, leverage and profitability ratios. As of July 31, 2003, we were in compliance with all financial covenants of the land lease agreement. In the event of a default, the lessor may demand payment equal to the lessor’s outstanding lease balance, require us to purchase the land, facilitate the sale of the property or surrender the property.

On August 1, 2003 we adopted a new accounting standard that will result in the land and related debt being capitalized on our balance sheet. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information on this accounting change.

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (“the Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. An insignificant number of shares was repurchased in fiscal 2002. In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In the first half of fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.1 million, leaving approximately $76.8 million available for share repurchases under the Share Repurchase Program.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through July 31, 2004. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Related Party Transactions

Loans to officers

We have an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million as of July 31, 2003 and January 31, 2003, which is included in other long-term assets. This advance was made in August 2001 pursuant to an unsecured line of credit issued to Mr. Coleman in September 1999 (the “Unsecured Line of Credit”). The Unsecured Line of Credit bears interest at 7 percent per annum and is due within 90 days following the earlier of (i) termination of Mr. Coleman’s employment with us or (ii) our stock price achieving a specified average closing price. Accumulated interest receivable on the advance totaled $703,000 and $515,000 as of July 31, 2003 and January 31, 2003, respectively, which is included in other current assets. In September 2003, the unsecured advance and accumulated interest were repaid to the Company by Mr. Coleman.

In November 2001, we issued a secured and full recourse line of credit of $25.0 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6 percent per annum. Borrowings under the Secured Line of Credit are due upon 90 days written demand. During the quarter ended July 31, 2002, we loaned $19.2 million to Mr. Coleman under the Secured Line of Credit. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be reborrowed. During the quarter ended October 31, 2002, Mr. Coleman repaid in full the $19.2 million secured loan to us, including interest. No borrowings were outstanding under this Secured Line of Credit at July 31, 2003 or January 31, 2003.

In September 1999, we issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at July 31, 2003 or January 31, 2003.

Loans to executives

We have secured notes receivable from three other executives totaling $1.6 million as of July 31, 2003 and from four executives totaling $2.0 million as of January 31, 2003, respectively. These notes are included in other long-term assets and are for the financing of real property. The notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest ranging from the quoted prime rate to 7 percent per annum and are due and payable on the earlier of dates ranging from April 3, 2006 to May 10, 2007, or the termination of employment with us. The notes may be repaid at any time prior to the due date.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the first half of fiscal 2004 and 2003 were insignificant.

Effect of New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). In particular, FAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and (4) amends certain other existing pronouncements. FAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for those paragraphs related to guidance in FAS 133 implementation issues that have been cleared by the FASB and have been effective for fiscal quarters that began prior to June 15, 2003. Those paragraphs should continue to be applied in accordance with their respective effective dates. We do not expect the adoption of FAS 149 to have a material effect on our financial position, results of operations or cash flows.

In May 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective on July 1, 2003. The adoption of FAS 150 did not have a material effect on our financial position, results of operations or cash flows.

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

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts’ or investors’ expectations and may result in a decline in our stock price

Although we have experienced significant annual revenue growth in recent years and our revenues grew in each of the quarters of fiscal 2003, our revenues have historically fluctuated. For example, in the quarters ended October 31, 2001, April 30, 2002 and April 30, 2003, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks from March 2000 through the present, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

•	on-going adverse economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of the ongoing U.S. military activity in Iraq; recent and possible future terrorist activities; other potential military and security actions in the Middle East; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	difficulty predicting the size and timing of customer orders;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of current adverse economic conditions and increased competition;

•	introduction or enhancement of our products or our competitors’ products;

•	our ability to develop, introduce and market new products, such as WebLogic Platform 8.1, on a timely basis and whether any new products are accepted in the market;

•	fluctuations in foreign currency exchange rates;

•	our ability to further control costs and expenses, particularly in the face of the on-going current adverse economic conditions;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	any slowdown in use of the Internet for business or commerce;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	the lengthy sales cycle for our products;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill; and

•	loss of key personnel.

Our quarterly revenues and operating results are difficult to forecast because of the composition and timing of our customer orders

A material portion of our revenues has been derived from large orders, as major customers deployed our products. For example, in the quarter ended July 31, 2003, there were 19 product transactions with a value of greater than $1 million, including one product transaction with a value of greater than $10 million. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. The majority of our revenue originates from a large number of small orders with the potential to turn into large deployments. If we cannot generate a sufficient number of large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. This is particularly relevant at this time because we have previously implemented significant cost cutting measures, thereby making incremental additional cost cutting more difficult to achieve. Moreover, on-going adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. In addition, the recent SARS outbreak had an adverse impact on our business in Asian countries such as China, and the impact from this could continue in the near term. The risk of delayed or cancelled orders is particularly relevant with respect to large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. A number of technology companies, particularly software companies that, like us, sell enterprise-wide software solutions, have announced in recent quarters that these conditions have adversely affected their financial results. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline

The market for application server and integration software, and related software infrastructure products and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include operating system vendors such as IBM and Sun Microsystems and database vendors such as Oracle. In addition, Microsoft has released products that include some application server functionality and has announced that it intends to include further improvements to application server and integration functionality in its products. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration and portal software products and related services that directly compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. These tool vendors offer products that may compete with some of the features of our own product offerings. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we.

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

The ongoing U.S. military activity in Iraq and any terrorist activities could adversely affect our revenues and operations

The U.S. military activity in Iraq, terrorist activities and related military and security operations have in the past disrupted economic activity throughout the United States and much of the world. This significantly adversely impacted our operations and our ability to generate revenues in the past. An unfavorable course of events in the future related to the ongoing U.S. military activity in Iraq; any other military or security operations, particularly with regard to the Middle East; any future terrorist activities; or the geopolitical tension on the Korean peninsula could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, order deferrals, and reductions or cancellations of customer orders for our products and services.

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

If our recently introduced WebLogic Platform 8.1 does not achieve significant market acceptance, our revenues will be substantially adversely affected

In July 2003, we introduced WebLogic Platform 8.1, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. We have invested substantial resources to develop and market WebLogic Platform 8.1, and anticipate that this will continue. If WebLogic Platform 8.1 does not achieve substantial market acceptance among new and existing customers, due to such factors as any technological problems, competition, market shifts or sales execution, it will have a material adverse affect on our revenues and other operating results.

If our WebLogic Workshop initiative does not successfully broaden the base of developers who utilize our WebLogic Platform products and drive other WebLogic Platform product sales, our revenues and product margins will be harmed

Our WebLogic Workshop 8.1 tools product and related developer initiatives are designed to help broaden the base of developers who can utilize our technologies and products. If WebLogic Workshop and these related initiatives are not successful, or less successful than we anticipate, it will have an adverse impact on our sales of BEA WebLogic products, including WebLogic Platform 8.1, the principal driver of our revenue, and related products and services, as well as adversely affect our profit margins.

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

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, our operating lease for real estate in San Jose, California, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under reexamination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, in the first six months of fiscal 2004 and for the fiscal year ended January 31, 2003, had we accounted for stock-based compensation plans under FASB Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.16 and $0.36 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

In addition, we already rely on formal and informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, that we will not be able to maintain an effective, long-term relationship with these third parties.

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

If we are required to remit significant payroll taxes, it will have an adverse impact on our future financial results

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

Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

Revenues from markets outside of the Americas accounted for 44.9 percent and 46.5 percent of our consolidated revenues in the second quarter of fiscal 2004 and 2003, respectively, and 45.4 percent and 45.2 percent of our consolidated revenues in the first half of fiscal 2004 and 2003, respectively. We sell our products and services through a network of branches and subsidiaries located in 31 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining U.S. accounting standards, longer collection cycles, seasonality, potential changes in tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business, such as the recent fluctuations in the value of the Euro, can significantly impact our revenues. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East, geopolitical instabilities on the Korean peninsula and other parts of Asia and the adverse impact of the recent outbreak of SARS may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

The price of our common stock may fluctuate significantly

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, an unfavorable course of action related to the U.S. military activity in Iraq, further terrorist activities, other military actions in the Middle East, geopolitical instability on the Korean peninsula and other parts of Asia, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations in their stock prices, including recent rapid rises and declines that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of many such companies from March 2000 through the present. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes our revenue and profits will be harmed

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render our existing products obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Platform 8.1, WebLogic Integration 8.1, WebLogic Workshop 8.1, WebLogic Liquid Data 8.1 and WebLogic Portal 8.1 products) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET initiative, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation

It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. Any such claims, with or without merit, could cause costly litigation that could absorb significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims could cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

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

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to July 31, 2003, we recorded approximately $462.3 million as intangible assets and goodwill of which approximately $383.3 million has been amortized or written off as of July 31, 2003. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the Financial Accounting Standards Board (the “FASB”) eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to BEA’s cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $79.0 million at July 31, 2003, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi-million dollar license transactions. For example, in the quarter ended July 31, 2003, we had 19 product transactions valued at greater than $1 million, including one product transaction with a value of over $10 million. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The on-going economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this will continue or worsen. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

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

If we are unable to manage growth, our business will suffer

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,147 employees in 77 offices in 31 countries at July 31, 2003. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the recent enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We have a real estate leasing structure, which could result in substantial charges to our consolidated statement of operations, a substantial increase in liabilities on our consolidated balance sheet and substantial cash payments

In connection with a lease transaction for real estate in San Jose, California that we entered into in the first quarter of fiscal 2002 for the construction of additional corporate offices, we have restricted approximately $126.5 million out of our total cash, cash equivalents and investment securities as of July 31, 2003, as collateral for specified obligations to the lessor under the lease. The investment securities are restricted as to withdrawal and are managed by a third party subject to a number of limitations. We are required under this real estate transaction to make annual lease payments of approximately $10 million, which will fluctuate from time to time depending on short-term interest rates and changes in our financial position as specified in the lease. During our quarter ended January 31, 2002, we reevaluated the scope and timing of our construction for additional corporate offices, which resulted in our recognizing a charge of $5.0 million. We continuously reevaluate the scope and timing of the construction project. If we determine to not pursue, completely or in part, the construction, we may be required to recognize a material charge to earnings.

Under the land lease agreement a third-party lessor agreed to finance up to $331 million of land and associated costs. The land lease has an initial term of five years, and we have an option to renew the lease agreement (subject to the lessor’s agreement to renew), to purchase the land at any time during the lease for the outstanding lease balance or to arrange for the sale of the land to a third party. If we elect to arrange for the sale of the land, we are obligated to pay any shortfall between the sales price and the outstanding lease balance under a residual value guarantee. This payment could materially decrease our cash available for working capital and make other sources of financing more difficult to obtain. In addition, if we choose to purchase the land or restructure the financing arrangement, for any reason, this could materially decrease our cash available for working capital and could make other sources of financing more difficult to obtain.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in substantial future expenses and adverse cash outflows

At July 31, 2003, we had approximately $550.0 million of convertible notes outstanding. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of interest on the convertible notes, payment of the principal amount of the convertible notes, payment of principal and interest on our other indebtedness, the lease payments discussed above, future capital expenditures, payments on our other leases and any increased working capital requirements. To the extent our stock price does not by December 2004 exceed $48.51 per share, or between December 2004 and December 2006 does not exceed $34.65 per share, for a requisite number of trading days to permit us to effectively force the conversion of the notes, we will be required to pay up to $550 million to repay the convertible notes in December 2006. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the notes at maturity, we could attempt to refinance the notes, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to the notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the indenture and could also cause a default under agreements governing our other indebtedness.

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

If our products contain software defects, it could harm our revenues and expose us to litigation

The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition. These risks are all particularly acute with regard to major new product releases, such as WebLogic Platform 8.1, which was introduced in July 2003.

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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas were 44.9 percent and 46.5 percent of total revenues in the second quarter of fiscal 2004 and 2003, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and six months ended July 31, 2002. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in the three and six months ended July 31, 2003 was the United Kingdom with $26.0 million or 10.6 percent and $50.7 million or 10.5 percent, respectively. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between our parent company in the United States and our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk with our parent company in the United States. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results. The U.S. dollar was weaker in the first half of fiscal 2004 compared to many foreign currencies, including the Euro and the British Pound, than it was in the same period of the prior fiscal year. Management believes that the positive impact of currency exchange rate changes on our revenues was generally offset by decreases in local list prices in Europe, which are periodically adjusted in part to offset the effects of changes in currency exchange rates.

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All foreign currency transactions and all outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains resulting from foreign currency transactions and hedging foreign currency transactions were approximately $328,000 and $1.0 million for the second quarter and first half of fiscal 2004, respectively.

Our outstanding forward contracts as of July 31, 2003 are presented in the table below. This table presents the net notional amount in U.S. dollars using spot exchange rates and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 30 days or less as of July 31, 2003. Net sales of foreign currency are stated as a positive net notional amount and net purchases of foreign currency are stated as a negative net notional amount.

	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Functional Currency—U.S. Dollar
Australian dollars	$(1,900)	1.532
British pounds	(8,700)	0.613
Canadian dollars	400	1.349
Euros	101,200	0.887
Israeli shekels	(5,100)	4.638
Japanese yen	11,200	116.485
Korean won	18,400	1,210.300
Mexican pesos	(1,400)	10.403
New Zealand dollars	4,100	1.729
Singapore dollars	4,700	1.721
Swedish krona	4,600	7.887
Swiss francs	(1,200)	1.289

Total	126,300

Functional Currency—EURO
British pounds	100	0.620
Israeli shekels	5,500	4.739
Swedish krona	1,300	8.058
Swiss francs	1,500	1.329

Total	8,400

Functional Currency—Australian Dollar
New Zealand dollars	(2,200)	1.718
Singapore dollars	(4,100)	1.709

Total	(6,300)

Grand total	$128,400

Interest Rates

We invest our cash in a variety of financial instruments, consisting principally of investments in interest bearing demand deposit accounts with financial institutions, money market funds, highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in interest-bearing bank accounts and money market funds at the local operating banks.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short and long-term restricted cash are treated as “available-for sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of July 31, 2003, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 226 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at July 31, 2003:

	Fair Value	Average Interest Rate
Cash equivalents	$393,584	1.23%
Short-term investments (0-1 year)	164,308	1.92%
Short-term investments (1-2 years)	558,009	1.94%
Short-term restricted cash (0-1 year)	1,851	1.16%
Long-term restricted cash (0-1 year)	134,402	1.15%

Total cash and investment securities	$1,252,154

We are exposed to changes in short-term interest rates through a lease that we entered into on February 13, 2001, which includes a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The annual lease expense will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the lease. A 1.0 percent increase in LIBOR will generate an increase in annual lease expense of approximately $3.3 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent decrease in short-term interest rates would result in an annual reduction of interest income of approximately $6.4 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

ITEM 4.    Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the CEO and the CFO about the effectiveness of our disclosure controls and internal controls based on and as of the date of the controls evaluation.

CEO and CFO Certifications.

Included as exhibits to this Quarterly Report on Form 10-Q, there are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report contains the information concerning the controls evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

PART II.    OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on July 11, 2003, the following proposals were approved:

	Affirmative Votes	Votes Withheld
1. Election of the following individuals to the Board of Directors as Class III directors, to hold office until the 2006 Annual Meeting of Stockholders:
William T. Coleman III	324,205,793	1,935,668
L. Dale Crandall	323,550,291	2,591,170
William H. Janeway	316,429,542	9,711,919

	Affirmative Votes	Negative Votes	Abstained
2. Ratification and approval of the adoption of the BEA Systems, Inc. 2004 Senior Executive Bonus Plan	310,024,210	15,537,741	579,509

	Affirmative Votes	Negative Votes	Abstained
3. Ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending January 31, 2004.	321,179,400	4,760,102	201,959

ITEM 5.    Other Information—Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges. The following table sets forth the ratio of earnings to fixed charges of the Company for the six months ended July 31, 2003 and each of the fiscal years ended January 31, 2003 through 1999.

Six months ended July 31, 2003	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999
2.54	3.20	*	2.34	*	*

*	We would have had to generate additional earnings for the fiscal years ended January 31, 2002, 2000, and 1999 of $4.3 million, $5,7 million and $46.7 million, respectively to achieve a ratio of 1:1.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Registrant’s Amended and Restated Bylaws.

12.1		Ratio of Earnings to Fixed Charges

31.1		Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit 3.3 as filed in the Registrant’s Report on Form 10-K filed May 1, 2000.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2, filed January 31, 1997.

(b) Reports	on Form 8-K:

On May 14, 2003, the Registrant furnished a Current Report on Form 8-K in order to furnish the Company’s earnings press release for its preliminary results for the first quarter ended April 30, 2003.

On July 16, 2003, the Registrant filed a Current Report on Form 8-K/A in order to file unaudited pro forma condensed combined balance sheet as of January 31, 2003 and unaudited condensed combined statements of operations for the twelve months ended January 31, 2003 for CrossLogix, Inc. and BEA Systems, Inc.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC.
(Registrant)

/s/ WILLIAM M. KLEIN
William M. Klein
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated:    September 15, 2003