Form 10-Q
period 2003-10-31
BEA SYSTEMS INC
filed 2003-12-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

As of November 30, 2003, there were approximately 405,702,880 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Revenues:
License fees	$128,229	$126,116	$377,923	$381,317
Services	123,853	107,907	356,501	303,412

Total revenues	252,082	234,023	734,424	684,729

Cost of revenues:
Cost of license fees	6,415	4,981	18,735	14,097
Cost of services	46,635	46,177	141,107	131,797
Amortization of acquired intangible assets	6,054	6,393	16,861	21,492

Total cost of revenues	59,104	57,551	176,703	167,386

Gross profit	192,978	176,472	557,721	517,343
Operating expenses:
Sales and marketing	94,946	89,572	281,379	274,507
Research and development	34,294	34,548	103,847	99,068
General and administrative	18,836	18,936	56,572	56,595

Total operating expenses	148,076	143,056	441,798	430,170

Income from operations	44,902	33,416	115,923	87,173
Interest and other, net:
Interest expense (see Note 1—Change in Accounting Principle)	(7,687)	(5,504)	(18,752)	(16,567)
Interest income	5,431	8,520	17,818	23,497
Write-down of equity investments	—	—	—	(22,386)
Other	(1,196)	(1,112)	(1,547)	(1,947)

Total interest and other, net	(3,452)	1,904	(2,481)	(17,403)

Income before provision for income taxes	41,450	35,320	113,442	69,770
Provision for income taxes	12,435	10,596	34,033	20,931

Net income	29,015	24,724	79,409	48,839
Other comprehensive income:
Foreign currency translation adjustments	1,282	(799)	4,308	1,991
Unrealized gain (loss) on available-for-sale investments, net of income taxes	(290)	426	(1,881)	1,631

Comprehensive income	$30,007	$24,351	$81,836	$52,461

Net income per share:
Basic	$0.07	$0.06	$0.20	$0.12

Diluted	$0.07	$0.06	$0.19	$0.12

Number of shares used in per share calculations:
Basic	403,570	406,900	402,440	405,880

Diluted	422,980	413,400	420,047	417,323

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	October 31, 2003	January 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$651,672	$578,717
Restricted cash	1,545	4,369
Short-term investments	731,324	688,753
Accounts receivable, net	204,528	208,189
Other current assets	34,664	43,869

Total current assets	1,623,733	1,523,897
Property and equipment, net (see Note 1—Change in Accounting Principle)	360,082	63,938
Goodwill, net	56,100	53,565
Acquired intangible assets, net	19,408	16,159
Long-term restricted cash (see Note 1—Change in Accounting Principle)	3,880	131,727
Other long-term assets	18,785	20,673

Total assets	$2,081,988	$1,809,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,848	$10,807
Accrued facilities consolidation charges	10,544	12,617
Accrued payroll and related liabilities	49,291	54,295
Accrued income taxes	47,878	38,992
Other accrued liabilities	80,768	75,369
Deferred revenues	232,044	233,758
Accrued liabilities related to land lease (see Note 1—Change in Accounting Principle)	19,656	19,143
Deferred tax liabilities	600	600

Total current liabilities	452,629	445,581
Deferred tax liabilities	1,788	4,214
Notes payable and other long-term obligations	4,734	4,215
Convertible subordinated notes	550,000	550,000
Long-term debt related to land lease (see Note 1—Change in Accounting Principle)	191,639	—
Commitments and contingencies
Stockholders’ equity:
Common stock	405	406
Additional paid-in capital	1,072,130	1,002,846
Treasury stock, at cost	(123,993)	(42,095)
Accumulated deficit	(58,266)	(137,675)
Deferred compensation	(12,451)	(18,479)
Accumulated other comprehensive income	3,373	946

Total stockholders’ equity	881,198	805,949

Total liabilities and stockholders’ equity	$2,081,988	$1,809,959

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended October 31,
	2003	2002
Operating activities:
Net income	$79,409	$48,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,778	25,041
Amortization of deferred compensation	6,619	4,151
Amortization of acquired intangible assets	16,861	21,492
Write-down of equity investments	—	22,386
Changes in operating assets and liabilities	12,535	(2,206)
Other	11,356	13,457

Net cash provided by operating activities	148,558	133,160

Investing activities:
Purchases of property and equipment	(14,175)	(23,402)
Payments for acquisitions, net of cash acquired	(13,616)	(11,879)
Purchases of available-for-sale short-term investments	(582,977)	(422,567)
Proceeds from maturities of available-for-sale short-term investments	63,175	228,298
Proceeds from sales of available-for-sale short-term investments	465,478	38,455
Other	10,937	1,415

Net cash used in investing activities	(71,178)	(189,680)

Financing activities:
Decrease (increase) in restricted cash for collateral on land lease transaction	126,296	(6,377)
Repayment of long-term debt related to land lease	(113,983)	—
Net proceeds received for employee stock purchases	49,586	31,891
Purchases of treasury stock	(81,089)	(31,470)

Net cash used in financing activities	(19,190)	(5,956)

Net increase (decrease) in cash and cash equivalents	58,190	(62,476)
Effect of exchange rate changes on cash and cash equivalents	14,765	11,847
Cash and cash equivalents at beginning of period	578,717	821,802

Cash and cash equivalents at end of period	$651,672	$771,173

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Certain amounts reported in prior periods have been reclassified to conform to the presentation adopted in the current period. Such reclassifications did not change the previously reported revenues, income from operations or net income amounts. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2003. The results of operations for the three months and nine months ended October 31, 2003 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2004 (“fiscal 2004”).

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

If the fee due from the customer is not fixed or determinable, revenue is recognized as payment is due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers arrangements with extended payment terms not to be fixed or determinable unless the Company has an established history with a particular customer of granting extended payment terms and collecting payment without granting concessions. In certain regions or countries where collection risk is generally considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

only when full cash payment or an irrevocable letter of credit from a reputable financial institution is received from the customer. Revenue arrangements with resellers are generally recognized when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (“ISVs”) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or when the Company receives persuasive evidence that the ISV has sold the products to an end user customer, depending upon the facts and circumstances and BEA’s past experience with the particular ISV. The majority of ISV arrangements are recognized upon shipment to the ISV.

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

Accounts receivable

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful. Allowances are made based upon a specific review of significant outstanding invoices. For those invoices not specifically reviewed, allowances are provided based upon a percentage of expected uncollectible accounts. In determining these percentages, the Company analyzes its historical collection experience and current economic trends including such factors as geography and industry of the customer.

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

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of FAS 123. Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee Stock Options
	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Expected life (in years)	4.0	4.0	4.0	4.0
Risk-free interest rate	3.48%	2.82%	2.87-3.55%	2.82%
Expected volatility	50%	65%	50-65%	65%

	Employee Stock Purchase Plan
	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	1.15 to 2.07%	1.34% to 1.78%	1.15% to 2.07%	1.34% to 1.78%
Expected volatility	65%	80%	65%	80%

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable measure of the fair value of the Company’s stock-based awards.

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Net income as reported	$29,015	$24,724	$79,409	$48,839
Add back:
Stock-based employee compensation expense included in reported net income, net of related tax	1,928	1,551	5,762	2,829
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(31,193)	(40,480)	(102,162)	(116,674)

Pro forma net loss	$(250)	$(14,205)	$(16,991)	$(65,006)

Net income per share as reported
Basic	$0.07	$0.06	$0.20	$0.12

Diluted	$0.07	$0.06	$0.19	$0.12

Pro form basic and diluted net loss per share	$0.00	$(0.03)	$(0.04)	$(0.16)

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projects funded by third parties

The Company occasionally enters into product development agreements with third parties that provide funding to BEA, which is intended by BEA and the third party to offset certain operating costs incurred by BEA. Such amounts are recorded as a reduction in BEA’s operating expenses. During the nine months ended October 31, 2003 and 2002, approximately $9.6 million and $6.6 million, respectively, of third party funding was recorded as a reduction in operating expenses.

Change in Accounting Principle

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual arrangement or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. However, the FASB deferred the effective date for VIEs created before February 1, 2003 to periods ending after December 15, 2003. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

BEA early adopted FIN 46 on August 1, 2003, and consolidated the entity (the “leasing entity”) from which BEA leases the 40-acre parcel of land adjacent to its current corporate headquarters in San Jose, California (the “San Jose land”) as of that date, as BEA determined that the leasing entity is a VIE, as defined by FIN 46, and that BEA absorbs a majority of the leasing entity’s expected losses and receives a majority of its expected residual returns. This lease is commonly referred to as a “synthetic” lease, which represents a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represent at-risk equity.

In accordance with FIN 46, BEA consolidated its interest in the leasing entity including the San Jose land, which had a carrying value of $303.0 million, on August 1, 2003. The San Jose land is included in property and equipment, net in the accompanying condensed consolidated balance sheet at October 31, 2003. BEA intends to construct additional corporate offices and research and development facilities on the San Jose land. Deferred financing fees of $2.6 million were also recorded as of August 1, 2003, which represents the unamortized balance of deferred financing fees that were originally incurred by the leasing entity on behalf of BEA. Deferred financing fees are included in other long-term assets in the accompanying condensed consolidated balance sheet at October 31, 2003 and will continue to be amortized over the remaining financing term.

On August 1, 2003, BEA also consolidated the leasing entity’s debt of $325.3 million (“long-term debt related to the land lease”), of which 3 percent or approximately $10 million is legally structured as a non-controlling interest. This non-controlling interest is in substance additional long-term debt of BEA due to the 100 percent residual value guarantee on the property, the non-recourse feature of the underlying debt, and certain other provisions of the lease arrangement, and, accordingly, the non-controlling interest is recorded as long-term debt, instead of minority interest, in the accompanying condensed consolidated balance sheet at October 31, 2003. Prior to the adoption of FIN 46, BEA had expensed certain non-cash interest costs associated with the land lease arrangement during the period from November 1, 2001 to July 31, 2003 totaling $19.7 million. These costs were recorded as current accrued liabilities for land lease on BEA’s balance sheet.

On October 15, 2003, BEA repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of October 31, 2003, $19.7 million of which is recorded in current liabilities as explained in the preceding paragraph and $191.6 million of which is recorded as long-term debt in the accompanying condensed consolidated balance sheet.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of FIN 46, BEA had previously accounted for its involvement with the leasing entity as an operating lease and, accordingly, the land and related debt obligation were not recorded on BEA’s balance sheet prior to August 1, 2003. There was no cumulative effect of the accounting change on August 1, 2003 because the San Jose land is a non-depreciable asset and the total carrying costs recorded by BEA in connection with the San Jose land from the date the land was acquired in February 2001 through July 31, 2003 would have been the same under the FIN 46 accounting treatment.

Prior to the adoption of FIN 46, the carrying costs associated with the land of approximately $2.2 million per quarter were accounted for as rent expense, which was recorded as operating expenses and cost of services. Upon adoption of FIN 46 on August 1, 2003, these carrying costs are recorded as interest expense. This change has no impact on reported net income, but did cause both the Company’s income from operations and its interest expense to increase by this amount for the quarter ended October 31, 2003.

The Company will assess the San Jose land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose land may be permanently impaired. In accordance with FAS 144, if the Company determines that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the land have been recorded under FAS 144.

The long-term debt related to the land lease matures in February 2006. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) and the effective interest rate will fluctuate based on changes in LIBOR as well as changes in the Company’s financial position as specified in the lease agreement. The effective annual interest rate was approximately 2.9 percent as of October 31, 2003. Interest payments are made at intervals ranging from thirty days to six months, as elected by the Company.

In connection with the long-term debt related to the land lease, the Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of October 31, 2003, the Company is in compliance with all financial covenants. As part of the land lease agreement, the Company was required to maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was approximately $126.5 million prior to the partial repayment of land lease debt of $114.0 million that occurred on October 15, 2003. The requirement to maintain the restricted cash balance was removed when this partial repayment was made on October 15, 2003.

Effect of new accounting pronouncements

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”). The adoption of FAS 149 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), which establishes

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of FAS 150 did not have a material effect on the Company’s financial position, results of operations or cash flows.

Note 2.    Related Party Transactions

Loans to officers

The Company had an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million as of January 31, 2003, which was included in other long-term assets. In September 2003, this unsecured advance and accumulated interest were repaid to the Company by Mr. Coleman.

In November 2001, the Company issued a secured and full recourse line of credit of $25.0 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6 percent per annum. Borrowings under the Secured Line of Credit are due upon 90 days written demand. During the quarter ended July 31, 2002, the Company loaned $19.2 million to Mr. Coleman under the Secured Line of Credit. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be re-borrowed. During the quarter ended October 31, 2002, Mr. Coleman repaid in full the $19.2 million secured loan to the Company, including interest. No borrowings were outstanding under this secured line of credit at October 31, 2003 or January 31, 2003.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at October 31, 2003 or January 31, 2003.

Loans to executives

The Company has secured notes receivable from two other executives totaling $1.4 million as of October 31, 2003 and from four executives totaling $2.0 million as of January 31, 2003. These notes are included in other long-term assets and are for the financing of real property. The notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest ranging from 4.75 percent to 7 percent per annum and are due and payable on the earlier of dates ranging from April 3, 2006 to May 10, 2007, or the termination of employment with the Company. The notes may be repaid at any time prior to the due date.

Note 3.    Net Income Per Share

Basic net income per share is computed based on the weighted average number of outstanding shares of the Company’s common stock less the weighted average number of outstanding shares subject to repurchase and held in escrow. Diluted net income per share is computed based on the weighted average number of shares of the Company’s common stock and common equivalent shares (using the treasury stock method for stock options and using the if-converted method for convertible notes), if dilutive.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2003	2002	2003	2002
Numerator:
Numerator for basic net income per share:
Net income available to common stockholders	$29,015	$24,724	$79,409	$48,839

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	403,866	407,224	402,722	406,456
Weighted average shares subject to repurchase and shares held in escrow	(296)	(324)	(282)	(576)

Denominator for basic net income per share, weighted average shares outstanding	403,570	406,900	402,440	405,880
Weighted average dilutive potential common shares:
Options, shares subject to repurchase and shares held in escrow	19,410	6,500	17,607	11,443

Denominator for diluted net income per share	422,980	413,400	420,047	417,323

Basic net income per share	$0.07	$0.06	$0.20	$0.12

Diluted net income per share	$0.07	$0.06	$0.19	$0.12

The computation of diluted net income per share for the three months ended October 31, 2003 and 2002 excludes the impact of options to purchase 18.2 million and 45.2 million shares of common stock, respectively, and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) which are convertible into 15.9 million shares of common stock at both October 31, 2003 and 2002, as such impact would be antidilutive for these periods.

The computation of diluted net income per share for the nine months ended October 31, 2003 and 2002 excludes the impact of options to purchase 28.5 million and 35.1 million shares of common stock, respectively, and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at both October 31, 2003 and 2002, as such impact would be antidilutive for these periods.

The anti-dilutive options and debt described in the two preceding paragraphs could be dilutive in future periods. See BEA’s Annual Report on Form 10-K for information regarding the range of exercise prices of outstanding, unexercised options.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	October 31, 2003	January 31, 2003
Land (see Note 1—Change in Accounting Principle)	$303,020	$—
Computer hardware and software	77,142	67,776
Furniture and equipment	32,770	31,797
Leasehold improvements	42,022	39,537
Furniture and equipment under capital leases	1,538	1,538

	456,492	140,648
Accumulated depreciation	(96,410)	(76,710)

	$360,082	$63,938

Note 5.    Acquired Intangible Assets

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	October 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$119,490	$(102,257)	$17,233
Non-compete agreements	26,746	(24,696)	2,050
Patents and trademarks	13,275	(13,150)	125
Other intangible assets	33,389	(33,389)	—

Total	$192,900	$(173,492)	$19,408

	January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$100,618	$(89,584)	$11,034
Non-compete agreements	25,346	(20,721)	4,625
Patents and trademarks	13,275	(12,775)	500
Other intangible assets	33,389	(33,389)	—

Total	$172,628	$(156,469)	$16,159

The total expected future amortization related to acquired intangible assets as of October 31, 2003 is provided in the table below (in thousands):

Future Amortization
Three months ended January 31, 2004	$4,857
Fiscal year ended January 31, 2005 (“fiscal 2005”)	11,753
Fiscal year ended January 31, 2006 (“fiscal 2006”)	2,798

Total	$19,408

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6.    Facilities Consolidation Charges

During the fiscal year ended January 31, 2002 (“fiscal 2002”), the Company approved a plan to consolidate certain facilities in the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources. As of October 31, 2003, $10.5 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. The following table summarizes this charge in fiscal 2002, and the activity related to the facilities consolidation liability during the fiscal year ended January 31, 2003 (“fiscal 2003”) and the nine months ended October 31, 2003 (in thousands):

Facilities Consolidation
Charges accrued during fiscal 2002	$20,000
Write-off of leasehold improvements	(2,152)
Cash payments during fiscal 2002	(1,447)

Balance at January 31, 2002	16,401
Cash payments during fiscal 2003	(3,784)

Balance at January 31, 2003	12,617
Cash payments during the nine months ended October 31, 2003	(2,073)

Balance at October 31, 2003	$10,544

Note 7.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	October 31, 2003	January 31, 2003
Foreign currency translation adjustments	$3,183	$(1,125)
Unrealized gain on available-for-sale investments, net of income tax	190	2,071

Total accumulated other comprehensive income	$3,373	$946

Note 8.    Common Stock and Treasury Stock

During the nine months ended October 31, 2003, the Company issued 7.3 million shares of common stock and received $45.3 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

The Company recorded a tax benefit from stock options of $22.5 million and $3.1 million in the nine months ended October 31, 2003 and 2002, respectively.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of the Company’s common stock under the Share Repurchase Program. During the nine months ended October 31, 2003, under the Share Repurchase Program, the Company repurchased approximately 8.0 million shares of its common stock at a total cost of approximately $81.1 million.

Note 9.    Commitments and Contingencies

Litigation and other claims

The Company is subject to legal proceedings and other claims that arise in the ordinary course of business, such as those arising from domestic and foreign tax authorities and employee-related matters. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations, or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to the Company.

Warranties and indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure under such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. To date, the Company’s warranty expense has not been significant and, accordingly, the Company has not provided for a warranty accrual as of October 31, 2003 or January 31, 2003.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded any liability for potential infringement costs as of October 31, 2003 or January 31, 2003.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (“BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2003, and subsequent SEC filings. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: future company performance; financial and product performance; market growth; revenue mix; future opportunities; performance of geographic and business sectors; foreign exchange rates; new product features and benefits; assumptions about market growth; financial models; financial assumptions; the use of a different valuation model to value stock options; the utilization of lease termination costs; the amount of ultimate liability of any litigation; critical accounting policies; the fluctuation of revenues of regions as a percentage of total revenues; adjustments to facilities consolidation charges; the development of further integration technologies and features; the continuation of certain products accounting for a majority of revenue; the significant advantages of a standards-based approach; use of the application server for essential services, and a tightly integrated platform product; the construction of additional corporate offices and research and development facilities; the continuation of growth through acquisitions; seasonality of orders and sales; the investment in programs and strategies to attract developers using non-Java platforms; sufficiency of existing cash; future amortization expenses associated with intangible assets; the commitment of substantial resources to product development and engineering; fluctuation of revenues and operating results; continued investment in WebLogic Platform 8.1; the expansion of relationships with distributors and ISVs; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; an increase in staff and improvement in financial reporting and controls; the estimate and fluctuation of interest payments; estimates of future cash flows; the evaluation of the realizability of deferred tax assets; the reevaluation of the scope and timing of the construction project; the trend toward increased high-dollar transactions; the dependence on continued expansion of international operations; and the dependence on our ability to attract and retain highly skilled personnel. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors that May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

BEA is the world’s leading application infrastructure software provider. Our WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server, the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA Liquid Data for WebLogic™, a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA WebLogic Workshop™, a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; BEA JRockit™ JVM, a server centric Java

Virtual Machine (“JVM”); WebLogic Enterprise Security, an application security infrastructure solution; and BEA Tuxedo®, a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

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

Investment in Platform Product.    In the Fall of 2001, we announced a new focus on a platform approach. Primarily known as an application server provider, our platform strategy converged application server, integration, portal, security, development and deployment tools, and operations, administration and management into a single product offering. Our approach was to unify these technologies into a single code base, with a single installation, single development and deployment tools and single management console. Delivering a platform product required significant research and development investment in areas that were relatively new to us, such as security, integration and tools, and also required significant investment in research and development in order to unify various technologies into a single code base. Selling and marketing a platform product also requires significant investment in marketing to educate customers and prospects, and significant investment to educate our sales force. One goal of the platform approach is to sell more broadly inside customer organizations, and also to sell at higher levels in the customer organizations. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We recently released our WebLogic Platform 8.1 product in July 2003, and are actively working on the transitions inside the sales force, product market and customer base.

Investment in Integration Technologies.    In the spring of 2001, we announced a new focus on developing products to address the integration market. To address this market, we introduced BEA WebLogic Integration in July 2001, and a series of BEA branded, sold and supported adapters in August 2002. We also partner with complementary technology providers to supplement our integration solutions. In addition, we continue to develop further integration technologies and features, both inside the WebLogic Integration product and in the other elements of the WebLogic Enterprise Platform. Our strategy for the integration market is characterized by three approaches that we believe are different than how the market was previously being addressed: (i) a standards based approach, built on the J2EE messaging and connectivity standards, in contrast to other vendors’ proprietary approaches; (ii) using the application server to provide essential capabilities and underlying services, such as scalability and transaction processing, in contrast to the messaging approaches offered by most other integration vendors; and (iii) providing Web services support, business process management, business-to-business integration, application integration, information integration, development tools and a run-time framework all in a single tightly integrated platform product, rather than providing them as separate products with separate tools and separate deployment frameworks. Some of our competitors in the integration market have recently announced a variety of initiatives similar to one or more of these approaches.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, and believe that the following accounting policies are critical to understanding the Company’s historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates: revenue recognition, allowance for doubtful accounts, income taxes, facilities consolidation charges, intangible assets and goodwill, and impairment of long-lived assets. We base these estimates and judgments on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Audit Committee. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 of the Notes to Condensed Consolidated Financial Statements for a further description of our accounting policies.

Revenue Recognition.    Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow detailed guidelines discussed below and in Note 1 of the Notes to Condensed Consolidated Financial Statements. We recognize revenue in accordance with generally accepted accounting principles, which have been prescribed for the software industry. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

For software license sales that do not require significant modification or customization of the underlying software, we recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) we have delivered the products or performed the services, (iii) the fee is considered to be fixed or determinable and not subject to refund or adjustment and (iv) collection is probable. The majority of our license revenues are recognized in this manner.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment, including an assessment of their financial condition, past payment history, business and industry outlook and other factors. In addition, revenues in certain countries or regions where the collection risk is generally considered to be high, such as Latin America and certain Asia and East European countries are recognized only when full cash payment or an irrevocable letter of credit from a reputable financial institution is received from the customer. The judgments that we make regarding collection risk for specific customers, countries or regions can materially impact the timing of recognition of revenues. Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not generally recognize revenue on these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues.

Allowance for Doubtful Accounts.    We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at October 31, 2003. To date, our actual credit losses have been within our expectations.

Income Taxes.    Realization of our deferred tax assets is primarily dependent on future taxable income, the timing and amount of which are uncertain in part due to the potential impact of future stock option deductions. Accordingly, a valuation allowance in an amount equal to the net deferred tax assets dependent upon future taxable income at October 31, 2003 and 2002 has been established to reflect these uncertainties. As of October 31, 2003, the unrecognized deferred tax assets are primarily attributable to accumulated stock option tax deduction benefits. Accordingly, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital when realized, rather than taken as a reduction of income tax expense.

Facilities Consolidation Charges.    In fiscal 2002, we recorded a charge of $20.0 million for our estimated future lease commitments on excess facilities, net of estimated future sublease income. In determining the amount of the facilities consolidation charge, we estimated such factors as future vacancy rates, the time required to sublet properties, sublease rates and the willingness of landlords to negotiate termination fees. These estimates are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates vary from our original estimates. The remaining balance of accrued future lease commitments on excess facilities, net of estimated future sublease income, is approximately $10.5 million as of October 31, 2003. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at October 31, 2003. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. Such reversals would be reflected as a credit to facilities consolidation charges. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to October 31, 2003, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $15.3 million, which exceeds the accrued balance at October 31, 2003 by $4.8 million.

Intangible Assets and Goodwill.    We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets and liabilities acquired, including identified intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and noncompete agreements are amortized over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Goodwill is not amortized but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future cash flows. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets and of other long-lived assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually on November 1 of each year and more frequently if events merit. We perform this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). We have determined that we have only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. Firstly, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Impairment of long-lived assets.    We are required to test certain of our long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), whenever events or circumstances indicate that the value of the assets may be permanently impaired. The most significant long-lived asset that must be tested for impairment under FAS 144 is our 40-acre parcel of land in San Jose, California (the “San Jose land”), which has a carrying value of $303.0 million at October 31, 2003. In accordance with FAS No. 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to the net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

The estimate of future cash flows that will be generated by us is highly subjective and requires significant management judgment. In order to estimate future cash flows, we are required to make assumptions regarding future business conditions and operating results, which are inherently difficult to predict, particularly because the anticipated period of use for the San Jose land extends relatively far into the future. Should different conditions prevail over this extended future period, a material write down of the San Jose land of up to $303 million could occur.

Results of Operations

The following table sets forth certain line items in BEA’s condensed consolidated statements of operations as a percentage of total revenues for the three and nine month periods ended October 31, 2003 and 2002.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002
Revenues:
License fees	50.9%	53.9%	51.5%	55.7%
Services	49.1%	46.1%	48.5%	44.3%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	5.0%	3.9%	5.0%	3.7%
Cost of services (1)	37.7%	42.8%	39.6%	43.4%
Amortization of acquired intangible assets	2.4%	2.7%	2.3%	3.1%

Total cost of revenues	23.4%	24.6%	24.1%	24.4%

Gross profit	76.6%	75.4%	75.9%	75.6%
Operating expenses:
Sales and marketing	37.7%	38.2%	38.3%	40.1%
Research and development	13.6%	14.8%	14.1%	14.5%
General and administrative	7.5%	8.1%	7.7%	8.3%

Total operating expenses	58.8%	61.1%	60.1%	62.9%

Income from operations	17.8%	14.3%	15.8%	12.7%
Interest and other, net	(1.4)%	0.8%	(0.4)%	(2.5)%

Income before provision for income taxes	16.4%	15.1%	15.4%	10.2%
Provision for income taxes	4.9%	4.5%	4.6%	3.1%

Net income	11.5%	10.6%	10.8%	7.1%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
Total revenues	$252,082	$234,023	7.7%	$734,424	$684,729	7.3%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. The revenue growth for the nine months ended October 31, 2003 from the same period in the prior fiscal year reflects growth in our customer support revenues offset by a slight decrease in license revenues. For the three months ended October 31, 2003 (the “third quarter of fiscal 2004”), the growth in total revenues compared to the same quarter in the prior fiscal year (the “third quarter of fiscal 2003”) was due to growth in customer support revenues and a slight increase in license revenues. Many factors that impact our revenue levels are beyond our control and there can be no assurance that our revenues will grow in the future.

License Revenues (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
Total license revenues	$128,229	$126,116	1.7%	$377,923	$381,317	(0.9)%

The decrease in license revenues for the first nine months of fiscal 2004 compared to the same period in the prior fiscal year was primarily due to further reductions in IT spending on a worldwide basis and the continued economic downturn. Many large enterprises have implemented aggressive cost cutting measures, including reductions in IT spending. In the current economic and IT spending environment, customer spending continues to be extremely cautious and IT purchases are subject to rigorous internal review and approvals, resulting in some customers canceling or postponing IT projects, postponing IT purchases or placing smaller orders. License revenues for the third quarter of fiscal 2004 increased slightly from the same period in the prior fiscal year, due in part to an increase in license revenues derived from product transactions of high dollar value (transactions with a product value greater than $1 million). Management believes that there is a current trend toward a greater portion of our quarterly license revenues being derived from product transactions of high dollar value. The number of transactions with a product value greater than $1 million increased to 48 in the first nine months of fiscal 2004 compared to 43 in the first nine months of fiscal 2003. Furthermore, we entered into one large transaction with a product value greater than $10 million during the first nine months of fiscal 2004. There was no individual product transaction greater than $10 million during the first nine months of fiscal 2003.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
Consulting and education revenues	$29,824	$28,221	5.7%	$83,780	$83,447	0.4%
Customer support revenues	94,029	79,686	18.0%	272,721	219,965	24.0%

Total service revenues	$123,853	$107,907	14.8%	$356,501	$303,412	17.5%

Consulting and education revenues consist of professional services related to the deployment and use of our software products and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The increases in customer support revenues were driven by maintenance renewals on a higher installed base of software licenses. Consulting and education revenues for the third quarter of fiscal 2004 increased from the same period in the prior fiscal year due to an increase in demand for consulting and education services related to our new Integration and WebLogic Platform products, which were released in July 2003.

Revenues by Geographic Region

The following table provides a summary of revenues by geographic region (in thousands):

	Three Months Ended October 31, 2003	Percentage of Total Revenues	Three Months Ended October 31, 2002	Percentage of Total Revenues	Nine Months Ended October 31, 2003	Percentage of Total Revenues	Nine Months Ended October 31, 2002	Percentage of Total Revenues
Americas	$136,505	54.1%	$126,859	54.2%	$399,674	54.4%	$373,991	54.6%
European, Middle East and Africa region (“EMEA”)	74,106	29.4%	68,739	29.4%	220,953	30.1%	202,407	29.6%
Asia/Pacific region (“APAC”)	41,471	16.5%	38,425	16.4%	113,797	15.5%	108,331	15.8%

Total revenues	$252,082	100.0%	$234,023	100.0%	$734,424	100.0%	$684,729	100.0%

For each of the twelve fiscal quarters ended October 31, 2003, EMEA and APAC revenues as a percentage of total revenues have ranged between 28 percent to 32 percent for EMEA and 11 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon local economic conditions in EMEA and APAC, foreign currency exchange rates, and whether a large sale is made in a particular region. Certain foreign currencies, including the Euro and the British Pound, were stronger relative to the U.S. dollar in the nine months ended October 31, 2003 than in the same period of the prior fiscal year. Management believes that the positive impact of foreign currency exchange rate changes on EMEA revenues for the nine months ended October 31, 2003 was partially offset by decreases in local list prices, which are periodically adjusted in part to offset changes in currency exchange rates.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
Cost of licenses fees	$6,415	$4,981	28.8%	$18,735	$14,097	32.9%
Cost of services	46,635	46,177	1.0%	141,107	131,797	7.1%
Amortization of acquired intangible assets	6,054	6,393	(5.3)%	16,861	21,492	(21.5)%

Total cost of revenues	$59,104	$57,551	2.7%	$176,703	$167,386	5.6%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes royalties and license fees paid to third parties, expenses related to the purchase of compact discs, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs, localization costs and costs incurred in connection with our compliance program related to license revenues (“license compliance program”). Cost of license fees was 5.0 percent and 3.9 percent of license revenues for the third quarter of fiscal 2004 and 2003, respectively. Cost of license fees was 5.0 percent and 3.7 percent of license revenues for the nine months ended October 31, 2003 and 2002, respectively. The increases in cost of license fees in absolute dollars and as a percentage of license revenues were primarily due to increased costs incurred in connection with our license compliance program and an increase in software localization costs.

Cost of Services.    Cost of services, as referenced in the table above, consists primarily of salaries and benefits for consulting, education and product support personnel. Cost of services in absolute dollars has increased due to the expansion of our customer support call center capability. Cost of services represented 37.7 percent and 42.8 percent of service revenues in the third quarter of fiscal 2004 and 2003, respectively. Cost of services represented 39.6 percent and 43.4 percent of service revenues in the nine months ended October 31, 2003 and 2002, respectively. Cost of services as a percentage of service revenues decreased over these periods due to a greater mix of higher-margin customer support revenues versus lower-margin consulting and education revenues. Consulting and education revenues were 24.1 percent of total service revenues in the third quarter of fiscal 2004 compared to 26.2 percent in the third quarter of fiscal 2003. Consulting and education revenues were 23.5 percent of total services revenues in the nine months ended October 31, 2003 compared to 27.5 percent in the nine months ended October 31, 2002.

Amortization of Acquired Intangible Assets included in Cost of Revenues.    The amortization of acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base and patents and trademarks. The decrease in amortization from the third quarter of fiscal 2003 to the third quarter of fiscal 2004 and from the nine months ended October 31, 2002 to the nine months ended October 31, 2003 was primarily due to a portion of our acquired intangible assets becoming fully amortized during fiscal 2003, offset by the amortization of acquired intangible assets that arose from three small acquisitions that occurred during the nine months ended October 31, 2003. In the future, amortization expense associated with intangible assets recorded prior to October 31, 2003 is currently expected to total approximately $4.9 million, $11.7 million and $2.8 million for the remainder of fiscal 2004, fiscal 2005 and fiscal 2006, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
Sales and marketing expenses	$94,946	$89,572	6.0%	$281,379	$274,507	2.5%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. Sales and marketing expenses in absolute dollars have increased due to strengthening of foreign currencies against the U.S. dollar in certain foreign countries where we have sales and marketing operations as well as an increase in commissions paid on higher revenues.

Research and Development (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
Research and development expenses	$34,294	$34,548	(0.7)%	$103,847	$99,068	4.8%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The increase in the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002 in research and development expenses was due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, as well as the acquisition of three small companies engaged in research and development activities during the nine months ended October 31, 2003. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

General and Administrative (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
General and administrative expenses	$18,836	$18,936	(0.5)%	$56,572	$56,595	—%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three Months Ended October 31,		Percentage Change	Nine Months Ended October 31,		Percentage Change
	2003	2002		2003	2002
Interest expense	$(7,687)	$(5,504)	39.7%	$(18,752)	$(16,567)	13.2%
Interest income	5,431	8,520	(36.3)%	17,818	23,497	(24.2)%
Write-down of equity investments	—	—	—%	—	(22,386)	(100.0)%
Other	(1,196)	(1,112)	(7.6)%	(1,547)	(1,947)	(20.5)%

Total interest and other, net	$(3,452)	$1,904	(281.3)%	$(2,481)	$(17,403)	(85.7)%

In the first quarter of fiscal 2003 we recorded a write-down of our remaining investment in WebGain, Inc., a privately-held software company, of $22.4 million.

The decreases in interest income are due to lower yields earned on our cash, cash equivalents and short-term investments due to decreases in interest rates.

The increases in interest expense are due to the reclassification of approximately $2.2 million of quarterly interest costs associated with our land lease arrangement from cost of services and operating expenses to interest expense effective August 1, 2003. This reclassification was made prospectively at the beginning of the third quarter of fiscal 2004 in accordance with our adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) on August 1, 2003. See Change in Accounting Principle below.

Provision for Income Taxes

We have provided for income tax expense of $12.4 million and $10.6 million for the third quarters of fiscal 2004 and 2003, respectively. For the nine months ended October 31, 2003 and 2002, we have provided for income taxes of $34.0 million and $20.9 million, respectively. Our effective income tax rate was 30 percent for both the nine months ended October 31, 2003 and 2002. Our effective tax rate for the nine months ended October 31, 2003 and 2002 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

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

Liquidity and Capital Resources

As of October 31, 2003, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,383.0 million, which increased from $1,267.5 million at January 31, 2003.

Our cash flow from operations increased by $15.4 million from $133.2 million in the nine months ended October 31, 2002 to $148.6 million in the nine months ended October 31, 2003. The increase is primarily due to net changes in certain operating assets and liabilities, which generated cash of approximately $12.5 million in the nine months ended October 31, 2003 compared to consuming cash of $2.2 million in the nine months ended October 31, 2002, a net increase of $14.7 million.

Cash used in investing activities decreased by $118.5 million from $189.7 million in the nine months ended October 31, 2002 to $71.2 million in the nine months ended October 31, 2003. This decrease was primarily due to a decrease of $101.5 million in net purchases of available-for-sale short-term investments. We also used $9.2 million less cash in the nine months ended October 31, 2003 than in the same period of the prior fiscal year for purchases of property and equipment.

Cash used in financing activities in the nine months ended October 31, 2003 of $19.2 million was primarily related to repurchases of our common stock totaling $81.1 million, offset by proceeds of $49.6 million from the issuance of common stock under employee stock compensation plans. During the nine months ended October 31, 2003, we repaid $114.0 million of long-term debt related to the land lease, which resulted in $126.3 million of long-term restricted cash becoming unrestricted. The net effect of this debt repayment was $12.3 million of cash provided by financing activities which represents the excess of the restricted cash balance over the debt repayment.

Cash used in financing activities in the nine months ended October 31, 2002 of $6.0 million was primarily related to repurchases of our common stock totaling $31.5 million and the increase of restricted cash for collateral on the land lease, offset by $31.9 million from the issuance of common stock under employee stock compensation plans.

At October 31, 2003, our outstanding debt obligations consisted of $550.0 million of convertible notes, long-term debt related to our land lease of $211.3 million (of which $19.7 million is recorded as accrued liabilities related to land lease and $191.6 million is recorded as long-term debt related to land lease on our balance sheet) and $4.7 million of other obligations. The long-term debt related to our land lease was recorded on our balance sheet when we adopted FIN 46 on August 1, 2003. The adoption of FIN 46 on August 1, 2003 had no impact on our liquidity because the change in the accounting method for the synthetic lease arrangement did not change the underlying cash flows. See Change in Accounting Principle below.

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

The long-term debt related to the land lease of $211.3 million matures in February 2006. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) and the effective interest rate will fluctuate based on changes in LIBOR as well as changes in our financial position as specified in the lease agreement. The effective annual interest rate was approximately 2.9 percent as of October 31, 2003. Interest payments are made in cash at intervals ranging from thirty days to six months, as elected by us.

In connection with the long-term debt related to the land lease, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of October 31, 2003, we are in compliance with all financial covenants. As part of the land lease agreement, we were required to maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was approximately $126.5 million prior to the partial repayment of land lease debt of $114.0 million that occurred on October 15, 2003. The requirement to maintain the restricted cash balance was removed when this partial repayment was made on October 15, 2003.

The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity:

	Payments due in
	Total Payments Due	Remainder of Fiscal 2004	Fiscal 2005 and 2006	Fiscal 2007 and 2008	Fiscal 2009 and Thereafter
Minimum Contractual Obligations
Convertible notes	$550,000	$—	$—	$550,000	$—
Other obligations	4,734	—	2,061	1,295	1,378
Long-term debt related to land lease	211,295	—	—	211,295	—
Operating leases	173,524	11,071	73,691	47,398	41,364

Total contractual obligations	$939,553	$11,071	$75,752	$809,988	$42,742

The above table excludes obligations related to accounts payable and accrued liabilities incurred in the ordinary course of business. The above table also excludes anticipated interest payments on the convertible notes and interest on the long-term debt related to the land lease.

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (“the Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. An insignificant number of shares was repurchased in fiscal 2002. In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In the nine months ended October 31, 2003, an additional 8.0 million shares were repurchased at a total cost of approximately $81.1 million, leaving approximately $76.8 million available for share repurchases under the Share Repurchase Program.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through October 31, 2004. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Related Party Transactions

Loans to officers

We had an unsecured advance due from William T. Coleman III, an officer of the Company, of $5.0 million January 31, 2003, which was included in other long-term assets. In September 2003, the unsecured advance and accumulated interest were repaid to us by Mr. Coleman.

In November 2001, we issued a secured and full recourse line of credit of $25.0 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6 percent per annum. Borrowings under the Secured Line of Credit are due upon 90 days written demand. During the quarter ended July 31, 2002, we loaned $19.2 million to Mr. Coleman under the Secured Line of Credit. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be reborrowed. During the quarter ended October 31, 2002, Mr. Coleman repaid in full the $19.2 million secured loan to us, including interest. No borrowings were outstanding under this Secured Line of Credit at October 31, 2003 or January 31, 2003.

In September 1999, we issued an unsecured line of credit to Alfred Chuang, an executive officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at October 31, 2003 or January 31, 2003.

Loans to executives

We have secured notes receivable from two other executives totaling $1.4 million as of October 31, 2003 and from four executives totaling $2.0 million as of January 31, 2003. These notes are included in other long-term assets and are for the financing of real property. The notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest ranging from 4.75 percent to 7 percent per annum and are due and payable on the earlier of dates ranging from April 3, 2006 to May 10, 2007, or the termination of employment with us. The notes may be repaid at any time prior to the due date.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the nine months ended October 31, 2003 and 2002 were insignificant.

Change in Accounting Principle

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual arrangement or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE. The consolidation requirements of FIN 46 applied immediately to VIEs created after January 31, 2003. However, the FASB deferred the effective date for VIEs created before February 1, 2003 to periods ending after December 15, 2003. Adoption of the provisions of FIN 46 prior to the deferred effective date was permitted.

We early adopted FIN 46 on August 1, 2003, and consolidated the entity (the “leasing entity”) from which we lease the 40-acre parcel of land adjacent to our current corporate headquarters in San Jose, California (the “San Jose land”) as of that date, as we determined that the leasing entity is a VIE, as defined by FIN 46, and that we absorb a majority of the leasing entity’s expected losses and receive a majority of its expected residual returns. This lease is commonly referred to as a “synthetic” lease, which represents a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represent at-risk equity.

In accordance with FIN 46, we consolidated our interest in the leasing entity including the San Jose land, which had a carrying value of $303.0 million, on August 1, 2003. The San Jose land is included in property and equipment, net in the accompanying condensed consolidated balance sheet at October 31, 2003. We intend to construct additional corporate offices and research and development facilities on the San Jose land. Deferred financing fees of $2.6 million were also recorded as of August 1, 2003, which represents the unamortized balance of deferred financing fees that were originally incurred by the leasing entity on our behalf. Deferred financing fees are included in other long-term assets in the accompanying condensed consolidated balance sheet at October 31, 2003 and will continue to be amortized over the remaining financing term.

On August 1, 2003, we also consolidated the leasing entity’s debt of $325.3 million (“long-term debt related to the land lease”), of which 3 percent or approximately $10 million is legally structured as a non-controlling interest. This non-controlling interest is in substance additional long-term debt of BEA due to the 100 percent residual value guarantee on the property, the non-recourse feature of the underlying debt, and certain other provisions of the lease arrangement, and, accordingly, the non-controlling interest is recorded as long-term debt, instead of minority interest, in the accompanying condensed consolidated balance sheet at October 31, 2003. Prior to the adoption of FIN 46, we had expensed certain non-cash interest costs associated with the land lease arrangement during the period from November 1, 2001 to July 31, 2003 totaling $19.7 million. These costs were recorded as current accrued liabilities related to land lease on our balance sheet.

On October 15, 2003, we repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of October 31, 2003, $19.7 million of which is recorded in current liabilities as explained in the preceding paragraph and $191.6 million of which is recorded as long-term debt in the accompanying condensed consolidated balance sheet.

Prior to the adoption of FIN 46, we had previously accounted for our involvement with the leasing entity as an operating lease and, accordingly, the land and related debt obligation were not recorded on our balance sheet prior to August 1, 2003. There was no cumulative effect of the accounting change on August 1, 2003 because the San Jose land is a non-depreciable asset and the total carrying costs recorded by us in connection with the San Jose land from the date the land was acquired in February 2001 through July 31, 2003 would have been the same under the FIN 46 accounting treatment.

Prior to the adoption of FIN 46, the carrying costs associated with the land of approximately $2.2 million per quarter were accounted for as rent expense, which was recorded as operating expenses and cost of services. Upon adoption of FIN 46 on August 1, 2003, these carrying costs are recorded as interest expense. This change has no impact on reported net income, but did cause both our income from operations and our interest expense to increase by this amount for the quarter ended October 31, 2003.

Effect of New Accounting Pronouncements

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The adoption of FAS 149 did not have a material effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“FAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of FAS 150 did not have a material effect on our financial position, results of operations or cash flows.

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

We expect to experience significant fluctuations in our future quarterly revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our recently introduced WebLogic Platform 8.1 products, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of the ongoing U.S. military activity in Iraq; recent and possible future terrorist activities; other potential military and security actions in the Middle East; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken against the U.S. dollar;

•	any increased price sensitivity by our customers, particularly in the face of continuing difficult economic conditions and increased competition;

•	introduction or enhancement of our products or our competitors’ products;

•	our ability to develop, introduce and market new products, such as our WebLogic Platform 8.1 products, on a timely basis and whether any such new products are accepted in the market;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic 8.1 Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill; and

•	loss of key personnel.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders

A material portion of our revenues has been derived from large orders, as major customers deployed our products. For example, in the quarters ended October 31, 2003 and July 31, 2003, there were 17 and 19 product transactions with a value of greater than $1 million, respectively, including one product transaction with a value of greater than $10 million during the quarter ended July 31, 2003. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. The majority of our revenue originates from a large number of small orders with the potential to turn into large deployments. If we cannot generate a sufficient number of large customer orders, turn development orders into large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter. As a result, even though we may have positive business indicators about customer demand during a quarter, we may not learn of revenue shortfalls until late in the fiscal quarter. This may occur after it is too late to adjust expenses for that quarter. This is particularly relevant at this time because we have previously implemented significant cost cutting measures, thereby making incremental additional cost cutting more difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, on-going adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results

We currently derive the majority of our license and service revenues from BEA WebLogic® Server, BEA Tuxedo® and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we previously experienced a slowdown in the growth of our services revenue, particularly revenue derived from our consulting services. This trend could resume, particularly if the continued industry-wide oversupply in software infrastructure consultants further increases the willingness and ability of our strategic partners to provide such services or if the current economic slowdown continues or worsens. Conversely if this trend were to reverse, as it did in the quarters ended October 31, 2003, October 31, 2002 and January 31, 2003, when we experienced an increase from the previous fiscal quarters in our consulting revenues, it may adversely affect our overall operating margins since our consulting revenue margins are lower than our license revenue margins as well as our other services revenue margins.

If our recently introduced WebLogic Platform 8.1 products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. We have invested substantial resources to develop and market our WebLogic Platform 8.1 products, and anticipate that this will continue. If our WebLogic Platform 8.1 products do not achieve substantial market acceptance among new and existing customers, due to such factors as any technological problems, competition, market shifts or sales execution, it will have a material adverse affect on our revenues and other operating results. Moreover, because the WebLogic Platform 8.1 products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which could, during a transition period, slow customer acceptance of our WebLogic Platform 8.1 products.

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

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, our synthetic lease for real estate in San Jose, California, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under reexamination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, in the nine months ended October 31, 2003 and for the fiscal year ended January 31, 2003, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.23 and $0.36 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

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

In addition, we already rely on formal and informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with third parties in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, or that we will not be able to maintain an effective, long-term relationship with these third parties.

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

Our international operations expose us to greater management, collections, currency, intellectual property, tax, regulatory and other risks

Revenues from markets outside of the Americas accounted for 45.8 percent of our consolidated revenues in both the third quarter of fiscal 2004 and 2003 and 45.6 percent and 45.4 percent of our consolidated revenues in the nine months ended October 31, 2003 and 2002, respectively. We sell our products and services through a network of branches and subsidiaries located in 31 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining U.S. accounting standards, longer collection cycles, seasonality, potential changes in tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an adverse impact on our international revenue, particularly in the EMEA region if the relative value of the Euro were to decline. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

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

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes our revenue and profits will be harmed

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Platform 8.1, WebLogic Integration 8.1, WebLogic Workshop 8.1, WebLogic Liquid Data 8.1 and WebLogic Portal 8.1 products) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET initiative, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

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

If the markets for application servers, application integration and related application infrastructure software and Web services do not grow as quickly as we expect, our revenues will be harmed

We sell our products and services in the application server, application integration and related application infrastructure markets. These markets are emerging and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. The markets for application server and integration technology and related services may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to October 31, 2003, we recorded approximately $387.8 million as intangible assets and goodwill of which approximately $312.3 million has been amortized or written off as of October 31, 2003. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $75.5 million at October 31, 2003, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations

Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi-million dollar license transactions. For example, in the quarters ended October 31, 2003 and July 31, 2003, we had 17 and 19 product transactions valued at greater than $1 million, respectively, including one product transaction with a value of over $10 million in the quarter ended July 31, 2003. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this will continue or worsen. Finally, the recent introduction of the WebLogic Platform 8,1 may contribute to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. This delay or failure to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

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

If we are unable to manage growth, our business will suffer

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,093 employees in 77 offices in 31 countries at October 31, 2003. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the recent enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We could incur substantial charges to our consolidated statement of operations if we alter our plan to construct additional corporate offices and research and development facilities on the 40-acre parcel of land in San Jose, California that is on our balance sheet.

We adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) on August 1, 2003, and consolidated the entity (the “leasing entity”) from which we lease the 40-acre parcel of land adjacent to our current corporate headquarters in San Jose, California (the “San Jose land”) as of that date. Accordingly, we consolidated the San Jose land, which had a carrying value of $303.0 million on August 1, 2003 as well as the related debt obligation of $325.3 million. We had previously accounted for our involvement with the leasing entity as an operating lease and, accordingly, the land and related debt obligation were not recorded on our balance sheet prior to August 1, 2003. See Note 1 of the Notes to Condensed Consolidated Financial Statements for more information on this change in accounting principle.

We currently intend to construct additional corporate offices and research and development facilities on the San Jose land. If we were to decide not to proceed with the construction of these facilities, if we significantly delay or scale back the construction project, or if we decide to sell the San Jose land, the land would be treated as “available for sale” and, if the land’s fair market value at that time was less than the carrying value of $303 million, we would have to write-down the carrying value of the San Jose land, which could result in substantial charges to our condensed consolidated statement of operations of up to $303 million.

We will assess the San Jose land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose land may be permanently impaired. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the land have been recorded under FAS 144, however there can be no assurance that we will not be required to record a substantial impairment charge related to the San Jose land of up to $303 million if events or circumstances change and we determine that the value of the San Jose land is impaired under FAS 144.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in substantial future expenses and adverse cash outflows

At October 31, 2003, we had approximately $550.0 million of convertible notes outstanding and long-term debt related to the land lease of $211.3 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the long-term debt related to the land lease, and other indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. To the extent our stock price does not by December 2004 exceed $48.51 per share, or between December 2004 and December 2006 does not exceed $34.65 per share, for a requisite number of trading days to permit us to effectively force the conversion of the notes, we will be required to pay up to $550 million to repay the convertible notes in December 2006. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the convertible notes and the long-term debt related to the land lease at maturity, we could attempt to refinance these debt obligations, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to these debt obligations at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default.

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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas were 45.8 percent of total revenues in both the third quarter of fiscal 2004 and 2003, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in both the three months ended October 31, 2003 and 2002. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in the nine months ended October 31, 2003 was the United Kingdom with $75.5 million or 10.3 percent. International revenues from each individual country outside the United States were less than 10 percent of total revenues in the nine months ended October 31, 2002. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between our parent company in the United States and our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results. The U.S. dollar was weaker in the nine months ended October 31, 2003 compared to many foreign currencies, including the Euro and the British Pound, than it was in the same period of the prior fiscal year. Management believes that the positive impact of currency exchange rate changes on our revenues was partially offset by decreases in local list prices in Europe, which are periodically adjusted in part to offset the effects of changes in currency exchange rates.

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains/(losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately $(206,000) and $805,000 for the three and the nine months ended October 31, 2003, respectively.

Our outstanding forward contracts as of October 31, 2003 are presented in the table below. This table presents the net notional amount in U.S. dollars using spot exchange rates and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 111 days or less as of October 31, 2003. Net sales of foreign currency are stated as a positive net notional amount and net purchases of foreign currency are stated as a negative net notional amount.

	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Functional Currency—U.S. Dollar
Australian dollars	$1,300	1.535
Brazilian reals	(800)	3.037
British pounds	1,500	0.629
Canadian dollars	1,200	1.329
Euros	(130,700)	0.870
Israeli shekels	5,100	4.500
Japanese yen	(28,900)	114.950
Korean won	(19,700)	1183.620
Mexican pesos	2,000	11.129
New Zealand dollars	(4,500)	1.729
Singapore dollars	(5,000)	1.747
Swedish krona	(5,100)	8.273
Swiss francs	1,700	1.384

Total	(181,900)

Functional Currency—EURO
British pounds	(1,300)	0.604
Israeli shekels	(6,100)	4.312
Swedish krona	900	7.885
Swiss francs	(1,600)	1.336

Total	(8,100)

Functional Currency—Australian Dollar
New Zealand dollars	2,200	1.656
Singapore dollars	5,300	1.691

Total	7,500

Grand total	$(182,500)

Interest Rates

We invest our cash in a variety of financial instruments, consisting principally of investments in interest bearing demand deposit accounts with financial institutions, money market funds, highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are generally denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in interest-bearing bank accounts and money market funds at the local operating banks.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short and long-term restricted cash are treated as “available-for sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of October 31, 2003, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 192 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at October 31, 2003:

	Fair Value	Average Interest Rate
Cash equivalents	$467,049	1.22%
Short-term investments (0-1 year)	111,347	1.25%
Short-term investments (1-2 years)	619,977	1.99%
Short-term restricted cash (0-1 year)	1,545	1.17%
Long-term restricted cash (0-1 year)	3,880	1.17%

Total cash and investment securities	$1,203,798

We are exposed to changes in short-term interest rates through the long-term debt related to the land lease of $211.3 million, which bears a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 2.9 percent as of October 31, 2003. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the lease agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.1 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $9.2 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

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

PART II.    OTHER INFORMATION

ITEM 5.    Other Information—Ratio of Earnings to Fixed Charges

The ratio of earnings to fixed charges represents the number of times “fixed charges” are covered by “earnings.” “Fixed charges” consist of interest expense, including amortization of debt issuance costs, and the portion of rental expense deemed to represent interest. “Earnings” consist of income from continuing operations before income taxes plus fixed charges. The following table sets forth the ratio of earnings to fixed charges of the Company for October 31, 2003 and each of the fiscal years ended January 31, 2003 through 1999.

Nine months ended October 31, 2003	Fiscal 2003	Fiscal 2002	Fiscal 2001	Fiscal 2000	Fiscal 1999
3.23	3.20	*	2.34	*	*

*	We would have had to generate additional earnings for the fiscal years ended January 31, 2002, 2000, and 1999 of $4.3 million, $5.7 million and $46.7 million, respectively to achieve a ratio of 1:1.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Registrant’s Amended and Restated Bylaws.

10.1		Form of Restricted Stock Purchase Award Agreement between Registrant and Charles L., Ill.

10.2		Amended and Restated Employee Agreements between the Registrant and Named Executive Officers of the Registrant.

10.3		Form of the Amended and Restated Employee Agreements between the Registrant and Executive Officers of the Registrant.

12.1		Ratio of Earnings to Fixed Charges.

31.1		Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.3 as filed in the Registrant’s Annual Report on Form 10-K for the year ended January 31, 2000 filed May 1, 2000.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2002.

(b)    Reports on Form 8-K:

On August 14, 2003, the Registrant furnished a Current Report on Form 8-K in order to furnish the Company’s earnings press release for its preliminary results for the second quarter ended July 31, 2003.

On November 13, 2003, the Registrant furnished a Current Report on Form 8-K in order to furnish the Company’s earnings press release for its preliminary results for the third quarter ended October 31, 2003.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC.
(Registrant)

/s/ WILLIAM M. KLEIN
William M. Klein
Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:    December 12, 2003