Form 10-K
period 2004-01-31
BEA SYSTEMS INC
filed 2004-04-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on July 31, 2003, as reported on the Nasdaq National Market, was approximately $5,056,769,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

As of March 31, 2004, there were approximately 410,186,490 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be held June 11, 2004 are incorporated by reference in Part III of this Form 10-K Report.

BEA SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation:

(i)	in Item 1: the statement regarding our intent to continue to add direct sales and support organizations in major worldwide markets;

(ii)	in Item 2: the statement regarding our plan to construct additional offices; the statement regarding our belief that our existing facilities together with those we plan to lease upon completion of construction will be adequate to meet our needs;

(iii)	in Item 3: the statement that we currently believe the amount of ultimate liability from legal proceedings will not materially affect us;

(iv)	in Item 5: the statement regarding our intent not to declare any dividends; the statement regarding our intent to invest cash generated from operations to support our business;

(v)	in Item 7: the statement regarding our anticipation that the negative impact of seasonality will continue; the statement regarding management’s belief that there is a current trend toward a greater portion of our license revenues being derived from product transactions of high dollar value; the statement regarding the fluctuation of the ranges of international revenues as a percentage of total revenues; the statement regarding anticipated amortization expenses; the statement regarding our belief that we will continue to commit substantial resources to product development and engineering in future periods; the statement regarding utilization of lease termination costs; the statement regarding our intent to evaluate the realizability of deferred tax assets; the statement regarding our belief that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our current anticipated cash requirements; the statement regarding our maximum future cost associated with excess facilities; the statement regarding our intent to construct additional offices; the statement regarding our intent to continue to amortize deferred financing fees; the statement regarding our expectation that BEA WebLogic Server and BEA Tuxedo will continue to account for a majority of our revenues; the statement regarding our anticipation that we will invest substantial resources to develop and market our WebLogic Platform 8.1 products; the statement regarding our intent to continue to further establish and expand relationships with distributors and to seek distribution arrangements with additional ISVs to embed our WebLogic Server and other products; the statement regarding our intent to make additional acquisitions in the future; the statement regarding our intent to increase our staff worldwide and to develop and roll out information technology initiatives; the statement regarding our intent to construct additional corporate offices and research and development facilities;

(vi)	in Item 8: the statement regarding our intent to construct additional corporate offices and research and development facilities; and the statement regarding our expectation that the lease termination cost will be fully utilized by 2012.

These forward-looking statements involve risks and uncertainties, and it is important to note that BEA’s actual results could differ materially from those projected or assumed in such forward-looking statements. Among the factors that could cause actual results to differ materially are the factors detailed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That

May Impact Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.” All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to BEA as of the filing date hereof, and BEA assumes no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in the Company’s Reports on Form 10-Q and other SEC filings.

ITEM 1.	BUSINESS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” for risk factors that may adversely affect the Company.

Overview

BEA Systems, Inc. (“BEA®” or the “Company”) is the world’s leading application infrastructure software provider. Our WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. BEA’s WebLogic Enterprise Platform includes BEA WebLogic Server™, a standards-based application server that serves as a platform for deployment and integration of enterprise-scale applications and Web services; BEA WebLogic Integration™, a standards-based platform for workflow, application integration, Web services and business-to-business integration; BEA WebLogic Portal™, a sophisticated rules-based infrastructure for rich user interfaces to a wide variety of enterprise data; BEA Liquid Data™ for WebLogic®, a tool for simplifying access and aggregation of distributed information, enabling real-time visibility from a variety of data sources and BEA WebLogic Workshop™, a rich, easy to use framework for development and deployment of Web services and Java-based applications. Also included as integral parts of BEA’s product line are BEA WebLogic JRockit™, a highly flexible Java Virtual Machine (“JVM”), offering superior application performance, reliability, and manageability for mission-critical Java applications running on Intel platforms; and BEA Tuxedo™, a proven, extremely reliable and scalable multi-language enterprise platform for enterprise applications. In addition, we offer associated customer support, training and consulting services. Our products have a reputation for superior performance and high quality, evidenced by several awards and distinctions. For example, in its March 2004 annual Readers’ Choice Awards, Java Pro magazine readers voted BEA WebLogic Server and BEA WebLogic Workshop as the number one product in their respective categories; in the Web Services Journal XML-J Readers Choice awards, BEA WebLogic™ won eight different awards, including best integrated development environment, best business process management engine and best Web services framework; at the January 2004 Linux World conference, BEA WebLogic Platform™ 8.1 won the Product Excellence Award for Best System Integration Solution; and BEA WebLogic Workshop won PC Magazine’s Technical Excellence Award for development tools and Computer Reseller News’ Product of the Year for development tools.

Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, pharmaceuticals, package delivery, and insurance. The BEA WebLogic Enterprise Platform provides an application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics, and hotel, airline and car rental reservations. BEA employs more than 3,100 people, is headquartered in San Jose, California, and has 75 offices in 34 countries. Licenses for our products are typically priced on a per-central processing unit (“CPU”) basis, but we also offer licenses priced on other bases.

Our products are marketed and sold worldwide through a network of sales offices, the Company’s Web site at (www.bea.com), as well as indirectly through distributors, value added resellers (“VARs”) and partnerships with independent software vendors (“ISVs”), application service providers (“ASPs”), hardware original equipment manufacturers (“OEMs”) and systems integrators (“SIs”).

Industry Background

Over the past decade, the information systems of many large organizations have evolved from traditional mainframe-based systems to include distributed computing environments. This evolution has been driven by the benefits offered by distributed computing, including lower incremental technology costs, faster application development and deployment, increased flexibility, and improved access to business information. Despite these benefits, large-scale mission-critical applications that enable and support fundamental business processes, such as airline reservations, credit card processing, and customer billing and support systems, have largely remained in mainframe environments. For several decades, the high levels of reliability, scalability, security, manageability and control required for these complex, transaction-intensive systems have been provided by application server functionality included in the mainframe operating system. Mainframe environments, however, suffer from several shortcomings, including inflexibility, lengthy development and maintenance cycles, and limited, character-based user interfaces. These shortcomings have forced many organizations to seek solutions, such as those offered by us, that will enable them to overcome the limitations of distributed computing for mission-critical applications, while providing the robust computing infrastructure previously unavailable outside the mainframe environment.

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

As a result of investment in several different technologies, enterprise IT organizations are characterized by complexity, heterogeneous environments, incompatible technologies and high cost of integration. Today’s enterprises must manage the effects of these realities. The heightened investment in technology has significantly increased IT complexity. The Internet has altered users’ expectations of availability, cost, service and functionality. The current economic and IT spending climate highlights the need to leverage existing assets and improve the return on investment for new initiatives.

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

Historically, our primary product category has been application servers, represented by both our Tuxedo® and WebLogic Server products, which provide an important part of the infrastructure necessary for enterprise applications. BEA has leveraged its success in the application server market by expanding into complementary product categories, to meet a broader set of customers’ application infrastructure needs. The application infrastructure market consists of the application server and related integration, portal, security, development and deployment, and operations, administration and management product categories. BEA has developed significant features or product lines to address these markets and is in the process of developing additional features and products. BEA’s product market focus today is selling a broad platform encompassing all areas of application infrastructure tightly integrated into a single product, but also available for purchase as individual units. This allows us to service the application infrastructure market by enabling customers to buy just the modules needed for a specific project but to easily unify and extend those modules into a platform as they deploy subsequent projects, or to buy the entire platform at once.

Products

The BEA WebLogic Platform includes application infrastructure technology from proven BEA products. WebLogic Platform 8.1 consists of several products: WebLogic Server, Tuxedo, WebLogic Integration, WebLogic Portal, Liquid Data for WebLogic, WebLogic Workshop, and JRockit. These technologies are combined into a single installation, with a single set of application programming interfaces (“APIs”), and other common features such as a single security framework and administration console. By combining these technologies and features, WebLogic Platform offers a single, unified, easy-to-use infrastructure platform for development, deployment and integration of applications and Web services. WebLogic Platform also provides a natural migration path for current WebLogic Server, Integration or Portal users seeking to deploy solutions that enhance and extend their existing environments via a single, integrated architecture.

BEA WebLogic Server: BEA WebLogic Server 8.1, our current version of BEA WebLogic Server which became generally available in March 2003, provides a platform for application development and deployment. WebLogic Server provides the presentation, business and information-access logic, security and management services required for high scalability, high-availability mission-critical applications. WebLogic Server delivers key infrastructure functionality in several categories:

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

BEA Tuxedo.    Tuxedo is a platform for enterprise-scale applications built using the C, C++ or COBOL programming languages, and also supports CORBA and XML. The current version of Tuxedo, released in February 2003, also supports Web services. Tuxedo handles the underlying complexities of distributed, crossplatform application development, such as distributed transaction management, high availability, load balancing, transaction queuing, message queuing, event brokering and security. Tuxedo allows clients and servers to participate in a distributed transaction that involves coordinated updating of multiple databases. Tuxedo’s sophisticated transaction management helps ensure that all databases are updated properly, or will “roll-back” the databases to their prior state, assuring that data integrity is maintained despite component failures within complex computer systems. Tuxedo constantly monitors system components for application, transaction, network, and hardware failures. When a failure occurs, Tuxedo excludes the failed component from the system, manages any necessary recovery procedures, and re-routes messages and transactions to available systems—all transparent to the end-user and without disruption in service. Tuxedo manages unexpected high demand by automatically spawning and terminating application services as the system load dictates. Tuxedo balances the workload among all the available systems to minimize bottlenecks, whether the services are on the same component or spread across components. With data dependent routing, Tuxedo can route messages based on their context. This enables efficient transaction processing and higher levels of performance. Tuxedo enables connection of Internet clients to Tuxedo resources and to mainframes, as well as connection to applications built on WebLogic Server. Tuxedo supports a wide variety of platforms, such as Sun Solaris, HP-UX, IBM AIX, IBM OS/390, Microsoft Windows, Compaq Tru64, Red Hat Linux and Unisys SVR 4.

BEA WebLogic Workshop.    BEA WebLogic Workshop is an integrated development framework for developers on the BEA WebLogic Platform. This framework is designed to accelerate software development by providing simplified abstractions to help enable developers to build applications, Web services, integrations, business processes and portals quickly and easily. WebLogic Workshop uses the concept of “controls” to simplify access to complex resources. For each control, developers simply set properties, call methods and handle events, rather than programming to an API. This enables developers to build and deploy solutions on the entire BEA WebLogic Platform stack without requiring the developer to learn complexities such as J2EE, object-oriented programming, transaction processing and Web services. WebLogic Workshop automates the complex coding required for Java and Web services, so the developer can focus on business logic and application features. WebLogic Workshop is designed to make J2EE easier to adopt for developers who currently do not use Java, such as Visual Basic, Power Builder, COBOL and integration developers, as well as simplifying tasks for advanced J2EE developers.

BEA WebLogic Integration.    WebLogic Integration offers a single solution that delivers application server, enterprise application integration (“EAI”), business process management, data integration and business-to business integration functionality. WebLogic Integration supports the JCA, cXML, RosettaNet, EDI, XOCP and JMS standards, bringing a standards-based approach to the integration market. Based on WebLogic Server for availability, transactions, security and other features, WebLogic Integration allows EAI solutions that support complex transactions, bi-directional communication between applications, synchronous or asynchronous communication between applications, high reliability, high availability, caching and the other features of WebLogic Server. These features offer customers the ability to link separate enterprise systems, not only with each other but also with Web and wireless applications. Business process management, supported by WebLogic Integration, is the process of building rules that instruct a computer system in the series of actions to take, or applications to update, when an event occurs. As business processes change, or new applications are integrated into the system, the system can be modified relatively easily by simply modifying the business process rules, rather than modifying the applications themselves or the connections between applications. This allows customers to build broad, robust systems that are very flexible and easy to modify. Data integration features of WebLogic Integration include data translation and data transformation, enabling customers to make broader use of data across the company and across multiple computing environments. WebLogic Integration also provides the infrastructure for business Web Services, which are multi-party, transactional, highly automated, Web-based interactions between applications. WebLogic Integration supports business-to-business integration, so that all of its features are available for systems that are integrated solely within a single organization, or between an organization and its suppliers, distributors or customers.

BEA WebLogic Portal.    Enterprise portals enable a user to aggregate data and application functionality from several sources into a single screen or user interface. WebLogic Portal provides a framework for building enterprise portals, for internal, customer-facing or business-to-business purposes. Based on WebLogic Server for availability, transactions, security and other features, WebLogic Portal also makes it possible for an enterprise to deploy multiple applications with a common, personalized interface for customers, partners and employees, simplifying and improving their experience while lowering administrative costs and centralizing information access. WebLogic Portal includes an extensive set of features and enabling technologies, including portal configuration and administration tools, a unique rules-based entitlement engine, role-based personalization, reusable presentation software components, and a standards-based framework that supports JCA and Web Services.

BEA Liquid Data for WebLogic.    BEA Liquid Data for WebLogic is a virtual data access and aggregation product for information visibility that supports a real-time unified view of disparate enterprise data. It provides a cost-effective, standard way to rapidly aggregate and expose logical views from any number of heterogeneous sources, including Web services, databases, flat files, XML files, applications and Web sites. This enables developers to re-use information across applications without moving or dealing with the complexity of the underlying data. It provides highly optimized, real-time data access and data processing inside and outside firewalls, regardless of source location, format, or type. Unlike alternative solutions that require the developer to change the data’s format or location, BEA WebLogic for Liquid Data allows developers to access the data in its existing state, reducing the complexity of the project and reducing the risk of accessing inconsistent or old data. Once accessed and aggregated, the data can be simply viewed by an end user, either internally (such as a sales representative or call center employee) or externally (such as a supplier of component parts or an online banking customer), or the data can be manipulated by an application or analytics system.

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

BEA WebLogic Enterprise Security™.    BEA WebLogic Enterprise Security (“WLES”) allows applications and resources built on heterogeneous IT infrastructure and platforms—including diverse Web servers, application servers, and custom applications built in multiple languages—to leverage a common, consistent application security infrastructure. The solution can plug into customers’ existing IT infrastructure, often requiring no application coding because security services are provided transparently through the WLES resource container. WLES is an application security infrastructure solution that uses a service-oriented approach to help enable applications to leverage shared enterprise security services. It combines centralized policy control and visibility with distributed policy decision-making and enforcement. This combination is designed to help enable users to provide appropriate application-level security without sacrificing performance, scalability, and reliability. WLES can improve security and IT efficiency by replacing disparate and unsynchronized application security silos with a consistent service-oriented approach. Security technology and code is abstracted from the application into distributed enterprise “security services” that manage security requests from applications across the enterprise. Instead of maintaining these functions redundantly within each application, WLES can enable applications to delegate these functions to a common security services layer. WLES is designed to provide a seamless out-of-the-box experience by providing default security service implementations that include: authentication, identity assertion, credential mapping, dynamic role mapping, rules-based parametric authorization, and auditing.

Customers

The total number of customers and end users of our products and solutions is greater than 15,000 worldwide. Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse, heterogeneous computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2004, 2003 or 2002.

A representative list of BEA customers includes:

Financial Services and Insurance: Abbey National, Accredited Home Lenders, Ameriquest Mortgage, Ameritrade, AXA, BACS, Bank of America, Bank of New York, Barclays Global Investors, Bayerische Hypo-

und Vereinsbank, Bear Stearns, BNP Paribas, Capital One, Central Depositary Bangladesh, Charles Schwab, China Construction Bank, CIBC, Citibank, Credit Suisse Group, Daiwa Securities America, Delta Dental, Depository Trust Company, Deutsche Bank, Deutsche Leasing, Discovery Europe, E*Trade, Fannie Mae, First Bank, Ford Motor Credit, Franklin Templeton, Freddie Mac, Geico Insurance, German Stock Exchange, Huntington National Bank, JP Morgan Chase, Kookmin Bank, Lehman Brothers, London Clearing House, Marsh & McLennan, MasterCard International, Merrill Lynch, Mizuho Securities, Morgan Stanley, Mumbai Stock Exchange, Nasdaq, Nordea, Oppenheimer Funds, PacificCare Health Systems, Prudential UK, Sallie Mae, Samsung Securities, Sanpaolo Wealth Management, Shanghai Finance Bureau, Societe Generale, SWIFT, The Hartford, The Northern Trust, Thomson Financial Services, TIAA-CREF, Toyota Financial Services, Trust Company of the West, Union des Societes du Credit Cooperatif, United Overseas Bank (Singapore), Wells Fargo, and Zion’s Bank.

Telecommunications: Alltel, AT&T, AT&T Wireless, BellSouth, BT, Cesky Telecom, China Railway Communication, China Telecom, ChungHwa Telecom, Cingular Wireless, Deutsche Telecom, Hutchinson Whampoa 3G, Intec Telecom Systems, KDDI, Level 3 Communications, Netia Telekom SA, Nextel, NTT DoCoMo, Orange PCS Ltd., Qwest Communications, SK Telecom, Sprint, Sprint PCS, Telecom Italia Mobile, Telia Mobile, Telstra, T-Mobile USA, United States Cellular, Verizon, Virgin Mobile USA, and Vodafone.

Services: American Airlines, American President Lines, AOL, Bertelsmann, British Airways, Budget Rent a Car, Cendant Corporation, China Post, CoxInteractive Media, Delta Airlines, DHL, DirecTV, Edmunds.com, EDS Solutions Centre, FedEx, Financial Times, Finnish Rail, GSI Commerce Solutions, Hilton International, Hotels.com, Hotwire, Hyatt Corporation, Infosys Technologies, Instinet, Integradora de Services Operativos, Intercall, InterContinental Hotels, JB Hunt Transport Services, Kinko’s, Knight Ridder, La Mondiale, Marsh Corporate Services, NCS Pearson, Nielsen Media Research, Northwest Airlines, Paychex, Qantas Airways, Reuters, Sabre, Singapore Airlines, Sony, Starwood Hotels, United Airlines, Universal Music Group, Verisign, Virgin Atlantic Airways, Vivendi Universal Publishing Services, WebEx Communications, and Westech Information.

Manufacturing: Applied Materials, BAE Systems, BMW, Boeing, Bose, BP Amoco, Casio Computer, Chartered Semiconductor Manufacturing, Dell, DuPont, EMC, GE Healthcare Systems, GE Power Systems, General Motors, Harley-Davidson Motor, Honeywell International, HP, Johnson & Johnson, KLA-Tencor, Kohler, Lenscrafters, LG Electronics, Lockheed Martin, McKesson Corporation, Medtronics, Moet et Chandon, Motorola, NEC, Network Appliance, Northrup Grumman, Pentax, PepsiAmericas, Raytheon, Siemens AG, Sony, Texas Instruments, Toshiba American Business Solutions, Toyota, TRW, and Vattenfall.

Retail/Wholesale: Abt Electronics, Albertsons, Amazon.com, Best Buy, Circuit City Stores, Columbia House, FlyingJ, JM Family Enterprises, Kohl’s Department Stores, Longs Drug Stores, Luxottica Retail, New York Mercantile Exchange, NuSkin Enterprises, Smart and Final, Victoria’s Secret, Walgreens, and Wendy’s International.

Government: EUCARIS, European Commission, Federal Portal Belgium, Italian Ministry of Finance, Musee du Louvre, NASA Peer Review, National Education Association, Republic of Ireland, Smithsonian Institution, UK Companies House, UK Employment Service, UK HM Customs and Excise, UK Inland Revenue, US Air Force, US Army, US Bureau of Labor and Statistics, US Central Intelligence Agency, US Defense Information Systems Agency, US Defense Logistics Agency, US Department of Veterans Affairs, US Federal Bureau of Investigation, US General Services Administration, and US National Security Agency.

Chemicals and Pharmaceuticals: 3M Health Information Systems, Abbott Laboratories, Astrazeneca Pharmaceutical, Blue Cross/Blue Shield, Boehringer Ingelheim Pharma, Fujitsu Social Science Laboratory, Genentech, GlaxoSmithKline, Incyte Genomics, Ortho-McNeil Pharmaceutical, Pfizer, PSS World Medical, Roche Pharma, Sapient Health Network, Shell Trading, and SmithKlineBeecham Pharmaceutical.

Sales and Marketing

Our sales strategy is to pursue opportunities worldwide within large organizations and organizations that are establishing e-businesses, through our direct sales, services and technical support organizations, complemented by indirect sales channels such as distributors, value-added resellers (“VARs”), hardware original equipment manufacturers (“OEMs”), independent software vendors (“ISVs”), application service providers (“ASPs”) and systems integrators (“SIs”). We currently intend to continue to add to our direct sales and support organizations in major worldwide markets, as well as to invest in building our indirect distribution channel through relationships with VARs, SIs, packaged application developers and others.

Direct Sales Organization.    We market our software and services primarily through our direct sales organization. As of January 31, 2004, we had approximately 1,990 employees in consulting, training, sales, support and marketing, including 505 quota-bearing sales representatives, located in 75 offices in 34 countries. We are currently investing in building our direct sales capacity by hiring experienced enterprise sales and technical sales support personnel. We typically use a consultative, solution-oriented sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because our products are typically used as a platform or integration tool for initiatives and applications that are critical to a customer’s business, we focus our initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

Targeting Developers.    We also market our software directly to system, application and integration developers. We make developer copies of our tools and products available for free download over our Web site. In addition, we periodically provide developer training and trial licenses through technical seminars in various locations worldwide, including on-site at our large customers. We also maintain a developers’ Web site, designed to create a community among developers who use our products, providing a forum to exchange technical information and sample code, as well as feedback to us on our products and industry directions that we should pursue. With the introduction of BEA WebLogic Workshop, BEA is expanding our addressable market by targeting Visual Basic, Power Builder and COBOL programmers in addition to our traditional J2EE developers.

Strategic Relations.    An important element of our sales and marketing strategy is to expand our relationships with third parties and strategic partners to increase the market awareness, demand and acceptance of BEA and our solutions. Partners have often generated and qualified sales leads, made initial customer contacts, assessed needs, recommended use of our solutions prior to our introduction to the customer, and introduced us to at high levels within the customer organization. In many cases, BEA and one or more partners coordinate to make a joint proposal to potential customers. In some cases, we engage in joint account planning with our strategic partners. A strategic partner can provide customers with additional resources and expertise, especially in vertical or geographic markets in which the partner has expertise, to help meet customers’ system definition and application development requirements. Types of strategic partnerships include:

System platform companies.    Our partners often act as resellers of our products, either under the BEA product name or integrated with the platform vendor’s own software products, or co-sell BEA products and recommend our products to their customers and prospects. In July 2001, we announced a significant relationship with Intel, under which BEA and Intel are jointly working to optimize our technology on Intel chip sets and jointly working on sale opportunities.

Packaged application software developers.    We license our software to packaged application software vendors. These vendors build on our software as an infrastructure for the applications they supply, giving these applications improved reliability, increased scalability and portability across all hardware, operating systems and databases on which our platform runs. Customers can also easily integrate other applications built using our solutions with these packaged applications.

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

Systems integrators and independent consultants.    SIs often refer their customers to us, utilize us as a subcontractor in some situations, and build custom solutions on our products. We also work cooperatively with independent consulting organizations, often being referred to prospective customers by services organizations with expertise in high-end transactional applications.

Distributors.    To supplement the efforts of our direct sales force, we use software distributors to sell our products in Europe, Asia, Latin America and, to a lesser degree, North America.

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

Customer Support.    Fees for customer support are generally charged on an annual subscription basis, and vary by the level of support the customer chooses. BEA offers support via telephone, Web, e-mail and fax. In addition, customer support fees entitle the customer to certain product upgrades and maintenance updates. Our support is available 24 hours per day, with support centers located around the world. We offer enhanced, mission-critical support, which may include features such as priority call response, personalized case monitoring and escalation management, release/patch management planning, migration assessment planning and training on best practices.

Consulting Services. Fees for consulting services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. Our services organization works directly with end user customers and also with SIs, to provide a variety of consulting services. Consulting services we offer include application development, application migration, integration, architectural assessment and architectural validation.

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

Marketing.    Our marketing efforts are directed at broadening the demand for BEA products and solutions by increasing awareness of the benefits of using our products to build mission-critical distributed and Web-based applications. Marketing efforts are also aimed at supporting our worldwide direct and indirect sales channels. Marketing personnel engage in a variety of activities including conducting public relations and product seminars, issuing newsletters, sending direct mailings, preparing sales collateral and other marketing materials, coordinating our participation in industry trade shows, programs and forums, and establishing and maintaining relationships with recognized industry analysts and press. Our senior executives are frequent speakers at industry forums in many of the major markets we serve.

Competition

The market for application server and integration software, and related software infrastructure products and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include IBM, which also offers operating system software and hardware as discussed below, and Oracle, which can bundle its competing product with their database and other software offerings at a discounted price. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration and portal software products and related services that may compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. These tool vendors offer products that may compete with some of the features of our own product offerings. Finally, internal development groups within prospective customer organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we have.

Some of our competitors are also hardware vendors who bundle their own application server, integration software and tool products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor that we compete with which offers a line of application server, integration, and related software infrastructure solutions for their customers. Sun Microsystems is another hardware vendor who offers a line of application server and related software infrastructure solutions. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application server and integration solutions with computer hardware, software and related service sales. In addition, IBM Global Services, a division of IBM and a large provider of consulting and information technology services, can influence their service customers’ choice of software products in favor of IBM’s. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, operating results, and financial condition will suffer.

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to include and enhance certain application server and integration functionalities in its .NET technologies. Microsoft’s .NET technologies is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets and their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

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

Product Development

Our total research and development expenses were approximately $140.9 million, $132.8 million and $120.9 million in fiscal 2004, 2003 and 2002, respectively. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The fiscal 2003 and 2004 year-over-year increases in research and development expenses were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, as well as the acquisition of several small companies engaged in research and development activities during fiscal 2003 and fiscal 2004. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

Intellectual Property and Licenses

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of this source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate the functionality of our products, or design around patents and other intellectual property rights that we hold.

Employees

As of January 31, 2004, we had approximately 3,122 full-time employees, including 730 in research and development, 1,990 in consulting, training, sales, support and marketing and 402 in administration. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

Availability of this Report

We are a Delaware corporation incorporated in January 1995. Our Internet address is www.bea.com. On our Investor Information page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Information web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, Heather Dickinson, BEA Systems, Inc., 2315 North First Street, San Jose, California, 95131.

ITEM 2.	PROPERTIES.

Our corporate offices and those related to product development, corporate sales, marketing and administrative functions, totaling approximately 224,000 square feet, are located in San Jose, California under leases expiring in 2007 and 2008. We also lease office space in various locations throughout the United States for sales, support and development personnel, and our foreign subsidiaries lease space for their operations. We own substantially all of the equipment used in our facilities. In the first quarter of fiscal 2002, we entered into a lease agreement for the lease of approximately 40 acres of land adjacent to our San Jose, California offices upon which we plan to have constructed additional corporate offices and research and development facilities. We believe our existing facilities together with those we plan to lease upon completion of construction of the San Jose facility will be adequate to meet our anticipated needs for the foreseeable future. See Note 1 of the Notes to our Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Impact Future Operating Results—We could incur substantial charges to our consolidated statement of operations if we alter our plan to construct additional corporate offices and research and development facilities on the leased 40-acre parcel of land in San Jose, California that is recorded in our balance sheet,” for information regarding and risks related to our lease agreements and obligations.

ITEM 3.	LEGAL PROCEEDINGS.

We are not currently party to any material legal proceedings, although we are periodically subject to legal proceedings and claims that have arisen, and may arise in the future, in the ordinary course of our business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position, results of operations, or liquidity of the Company, the ultimate outcome of any litigation is uncertain. Were an unfavorable outcome to occur, or if protracted litigation were to ensue, the impact could be material to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2004.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

Since our initial public offering on April 11, 1997, our common stock has traded on the Nasdaq National Market under the symbol “BEAS.” According to our transfer agent, we had approximately 930 stockholders of record as of March 31, 2004.

The following table sets forth the high and low sales prices reported on the Nasdaq National Market for our common stock for the periods indicated:

	Low	High
Fiscal year ended January 31, 2004:
Fourth Quarter	$11.41	$14.80
Third Quarter	11.75	15.50
Second Quarter	9.81	13.78
First Quarter	9.15	11.98

Fiscal year ended January 31, 2003:
Fourth Quarter	$7.80	$14.00
Third Quarter	4.59	8.29
Second Quarter	5.48	12.33
First Quarter	10.04	18.66

We have never declared or paid any cash dividends on our common stock. We currently intend to invest cash generated from operations, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be as determined by of our Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of or for the fiscal year ended January 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Total revenues	$1,012,492	$934,058	$975,893	$819,760	$464,410
Certain expense amounts that impact the trend of net income (loss) and net income (loss) per share:
Total intangible asset impairment charges (1)	—	—	80,150	—	—
Total facilities consolidation and severance charges (2)	—	—	40,453	—	—
Amortization of goodwill (3)	—	—	46,384	59,192	15,764
Net income (loss)	118,674	83,876	(35,678)	17,082	(19,574)
Net income (loss) per share:
Basic	0.29	0.21	(0.09)	0.05	(0.06)
Diluted (6)	0.28	0.20	(0.09)	0.04	(0.06)
Total assets (5)	2,220,189	1,809,959	1,659,951	1,592,336	1,258,841
Long-term obligations (4)	745,672	554,215	553,135	564,082	578,489

(1)	Total intangible asset impairment charges of $80,150 recorded in fiscal 2002 were related to the impairment of certain acquired intangible assets and goodwill, $7,082 of which was recorded as a cost of revenues and $73,068 of which was recorded as operating expenses.
(2)	Of the total facilities consolidation and severance charges of $40,453 recorded in fiscal 2002, $2,461 was recorded as cost of revenues and $37,992 was recorded as operating expenses.
(3)	We ceased the amortization of goodwill at the beginning of the fiscal year ended January 31, 2003 due to the adoption of a new accounting standard. The new accounting standard was applied prospectively and prior period amounts were not restated.
(4)	Excludes any long-term deferred tax liabilities.
(5)	As a result of the adoption of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,”(“FIN46”), we consolidated our interest in the leasing entity associated with the San Jose land, increasing property and equipment and total assets by approximately $294.6 million. There was no cumulative effect of the accounting change on August 1, 2003 because the San Jose land is a non-depreciable asset and the total carrying costs recorded by BEA in connection with the San Jose land from the date the land was acquired in February 2001 through July 31, 2003 would have been the same under the FIN 46 accounting treatment.
(6)	The computation of diluted Net income (loss) per share does not assume the conversion of the outstanding Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock, as such impact would be antidilutive for these periods.

No cash dividends have been declared or paid and no redeemable preferred stock was outstanding in any period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

During fiscal 2004, revenues increased from fiscal 2003 primarily due to a slight increase in technology spending, new product introductions, continued increases in our customer support revenues, as well as favorable foreign exchange rate impacts on our international operations. Revenue increased for both licenses and services (Consulting, Education and Customer Support). Additionally, each geographical region (Americas, Europe, Middle East and Africa (“EMEA”), Asia/Pacific, (“APAC”)) also reported revenue growth. The benefit of prior years’ cost containment measures continued to be reflected during the year, resulting in increased net income from fiscal 2003. Additionally, our international operations benefited from foreign currencies strengthening against the U.S. Dollar. In fiscal 2004, this impact resulted in increased revenues of $23.9 million and increased expenses of $16.5 million compared with international results translated at a constant exchange rate as of the beginning of fiscal 2004.

We will continue to monitor trends in technology spending, as this is a leading macro-economic indicator of future opportunity. As discussed below in the Results of Operations section, we have seen an increasing trend of multi-million dollar sale contracts since fiscal 2002.

Seasonality.    Our first quarter sales are typically lower than sales in the immediately preceding fourth quarter because most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. In addition, because of our commission structure and other sales incentives, sales in the first quarter tend to be lower than the immediately preceding fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of operations as a percentage of total revenues for the fiscal years ended January 31, 2004, 2003, and 2002.

	Fiscal Year Ended January 31,
	2004	2003	2002
Revenues:
License fees	51.5%	55.2%	61.3%
Services	48.5	44.8	38.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees(1)	4.9	3.6	3.5
Cost of services(1)	38.6	42.6	48.3
Amortization of acquired intangible assets	2.1	2.7	2.7
Impairment of certain acquired intangible assets	—	—	0.7
Severance charges	—	—	0.3

Total cost of revenues	23.4	23.8	24.6

Gross margin	76.6	76.2	75.4
Operating expenses:
Sales and marketing	37.8	39.5	41.1
Research and development	13.9	14.2	12.4
General and administrative	7.7	8.2	7.7
Amortization of goodwill	—	—	4.8
Facilities consolidation and severance charges	—	—	3.9
Impairment of goodwill	—	—	7.5

Total operating expenses	59.4	61.9	77.4

Income (loss) from operations	17.2	14.3	(2.0)
Interest and other, net	(0.5)	(1.5)	1.5

Income (loss) before provision for income taxes	16.7	12.8	(0.5)
Provision for income taxes	5.0	3.8	3.2

Net income (loss)	11.7%	9.0%	(3.7)%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenues, respectively.

Revenues (in thousands):

	Year Ended January 31,			Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
	2004	2003	2002
Total revenues	$1,012,492	$934,058	$975,893	8.4%	(4.3)%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. Revenue growth from fiscal 2003 to fiscal 2004 was 8.4 percent, of which 7.4 percentage point were generated by growth in our customer support revenues. The reduction in total revenues from fiscal 2002 to fiscal 2003 was driven by decreases in sales of software licenses and consulting and education revenues, offset partially by an increase in customer support revenues. Our revenue has been affected by multiple factors during fiscal 2002, 2003 and 2004, including changes in the growth of the application server market, introduction of new products, level of acceptance of our products in the market, competition, currency exchange rates, general economic conditions, and changes in overall information technology (“IT”) spending on a world-wide basis. While many factors have impacted our growth, the general economic downturn and reductions in IT spending during the latter half of fiscal 2002 and all of fiscal 2003 contributed significantly to the decrease in our total revenues from fiscal 2002 to fiscal 2003. A slight improvement in general economic conditions and IT spending during fiscal 2004 In fiscal 2004, this impact resulted in increased revenues of $23.9 million compared with international results translated at a constant exchange rate as of the beginning of fiscal 2004. Many factors that impact our growth are beyond our control and there can be no assurance that our revenues will grow in the future. Additionally, our international operations benefited from foreign currencies strengthening against the U.S. dollar.

License Fees (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
License fees	$521,047	$515,883	$597,909	1.00%	(13.7)%

The slight increase in license revenues from fiscal 2003 to fiscal 2004 was due in part to an increase in license revenues derived from product transactions of high dollar value (transactions with a product value greater than $1 million). Management believes that there is a current trend toward a greater portion of our license revenues being derived from product transactions of high dollar value. The number of transactions with a license value greater than $1 million increased to 74 in fiscal 2004 compared to 64 in fiscal 2003. Furthermore, we entered into one large transaction with a license value greater than $10 million during fiscal 2004. There was no individual transaction with license value greater than $10 million during fiscal 2003.

The decrease in license revenues from fiscal 2002 to fiscal 2003 was primarily due to reductions in IT spending on a worldwide basis and the general economic downturn. Many large enterprises initiated aggressive cost cutting measures, including reductions in IT spending, during the latter half of fiscal 2002 and continuing through fiscal 2003. Although general economic conditions and IT spending have improved slightly during fiscal 2004, customer spending continues to be cautious and IT purchases are subject to rigorous internal review and approvals, resulting in some customers canceling or postponing IT projects, postponing IT purchases or placing smaller orders.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
Consulting and education revenues	$117,283	$113,031	$140,587	3.8%	(19.6)%
Customer support revenues	374,162	305,144	237,397	22.6	28.5

Total Service revenues	$491,445	$418,175	$377,984	17.5	10.6%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The significant increases in customer support revenues from fiscal 2002 to fiscal 2003 and from fiscal 2003 to fiscal 2004 were driven by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. Consulting and education revenues decreased significantly from fiscal 2002 to fiscal 2003 as the economic slowdown and general reductions in IT spending on a worldwide basis impacted our business. Consulting and education revenues increased from fiscal 2003 to fiscal 2004 due, in part, to an increase in demand for consulting and education services related to our new WebLogic Integration and WebLogic Platform products, which were released in July 2003.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Fiscal 2004	Fiscal 2004 (percentage of consolidated total revenues)	Fiscal 2003	Fiscal 2003 (percentage of consolidated total revenues)	Fiscal 2002	Fiscal 2002 (percentage of consolidated total revenues)
Americas	$547,875	54.1%	$509,283	54.5%	$554,853	56.8%
EMEA	307,123	30.3	275,380	29.5	290,366	29.8
APAC	157,494	15.6	149,395	16.0	130,674	13.4

Total revenues	$1,012,492	100.0%	$934,058	100.0%	$975,893	100.0%

For each of the twelve fiscal quarters included in the three fiscal years ended January 31, 2004, EMEA and APAC revenues as a percentage of total revenues have ranged between 28 percent to 32 percent for EMEA and 12 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and if a large sale is made in a particular region. Our revenues in APAC have increased in absolute dollars over the three years period due primarily to our entry into the Chinese market in the second quarter of fiscal 2002. Our revenues in EMEA in fiscal 2004 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, particularly the Euro and the British Pound, which tends to increase our foreign currency-denominated revenues when translated into U.S. dollars. In fiscal 2004, the overall increase in revenues due to strengthening foreign currencies was $23.9 million, of which $16.7 million was recognized in EMEA. Management believes this impact was partially offset by large customers who can purchase licenses in any region, and therefore, demand higher discounts in regions where the U.S. dollar is weakening. This impact was also partially offset by a decrease in the third quarter of fiscal 2003 in local list prices of our software products, which are periodically adjusted, in part, due to changes in currency exchange rates.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
Cost of license fees	$25,441	$18,797	$21,087	35.3%	(10.9)%
Cost of services	189,774	178,105	182,678	6.6	(2.5)
Amortization of certain acquired intangible assets	21,719	25,388	26,324	(14.5)	(3.6)
Impairment of certain acquired intangible assets	—	—	7,082	—	(100.0)
Severance charges	—	—	2,461	—	(100.0)

Total cost of revenues	$236,934	$222,290	$239,632	6.6%	(7.2)%

Cost of License fees.    Cost of license fees, as referenced in the table above, includes fees paid to third-party contractors in connection with our customer license compliance program, royalties and license fees paid to third parties, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs and localization costs. Cost of licenses were 4.9 percent, 3.6 percent and 3.5 percent of license revenues for fiscal 2004, 2003 and 2002, respectively. The increase in cost of licenses as a percentage of license revenues from fiscal 2003 to fiscal 2004 was primarily due to the expansion of our compliance program during fiscal 2004 and associated payments made to third-party contractors. The increased activity in the compliance program has resulted in the detection of over-deployments of our software and has resulted in additional license and support revenue opportunities.

Cost of Services.    Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure costs in information technology and real estate facilities for the operation of the services organization. Cost of services represented 38.6 percent, 42.6 percent and 48.3 percent of services revenues in fiscal 2004, 2003 and 2002, respectively. Cost of services as a percentage of services revenue has continued to decrease from fiscal 2002 to fiscal 2004 largely due a larger mix of higher margin support revenues versus lower margin consulting and education revenues.

Amortization of Certain Acquired Intangible Assets included.    The amortization of certain acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base, patents and trademarks and distribution rights. The decrease in amortization from fiscal 2002 to fiscal 2003 was primarily due to a portion of our acquired intangible assets becoming fully amortized in fiscal 2002. The decrease from fiscal 2003 to fiscal 2004 was primarily due to a portion of our acquired intangible assets being written-off in fiscal 2003, partially offset by the amortization of acquired intangible assets that arose from a number of small acquisitions in the latter half of fiscal 2003 and during fiscal 2004. Amortization expense associated with intangible assets recorded prior to January 31, 2004 is currently expected to total approximately $12.5 million and $3.5 million for the fiscal years ending January 31, 2005 and 2006, respectively. We amortize these amounts through our cost of revenue. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Impairment of Certain Acquired Intangible Assets included in Cost of Revenues.    See discussion of Impairment of Certain Acquired Intangible Assets and Goodwill on page 23.

Severance Charges.    See discussion of Other Charges–Facilities Consolidation and Severance Charges on page 22.

Operating Expenses

Sales and Marketing (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
Sales and marketing expenses	$382,558	$368,874	$400,860	3.7%	(8.0)%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in sales and marketing expenses from fiscal 2003 to fiscal 2004 was due to strengthening foreign currencies against the U.S. dollar, as well as increased commissions paid to our sales force on our increased revenues. Sales and marketing expenses decreased in fiscal 2003 from fiscal 2002 due to headcount reductions and other cost-cutting initiatives implemented during the fourth quarter of fiscal 2002, which reflects a shift in resources and headcount from sales and marketing to research and development activities.

Research and Development (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
Research and development expenses	$140,900	$132,771	$120,875	6.1%	9.8%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. The fiscal 2003 and fiscal 2004 year-over-year increases in research and development expenses were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, as well as the acquisition of several small development stage companies during fiscal 2003 and fiscal 2004. Research and development as a percentage of total revenues increased from 12.4 percent in fiscal 2002 to 14.2 percent in fiscal 2003, which represents a shift in resources and headcount from sales and marketing to research and development activities. In fiscal 2004, research and development expenditures increased in absolute dollars, but decreased as a percentage of revenue. The decrease as a percentage of revenue was partially driven by cost containment measures implemented by the Company. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

We occasionally enter into product development agreements with third parties that provide funding to us, which is intended by us and the third party to offset certain research and development costs incurred by us. Such amounts are recorded as a reduction in our operating expenses. During fiscal 2004, we received approximately $13.5 million of third party funding, which was used to offset $9.5 million of research and development expenses and $4.0 million for marketing expenses. The amount of such funding received by us in fiscal 2003 was $8.9 million. The amount of such funding received by BEA in fiscal 2002 was insignificant. Based on arrangement currently in place, the Company expects to receive approximately $9.0 million of such funding in fiscal 2005.

General and Administrative (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
General and administrative expenses	$77,403	$76,390	$75,671	1.3%	1.0%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. The increase in general and administrative expenses from fiscal 2002 to fiscal 2003 was due to the expansion of our infrastructure, including information systems. General and administrative expenses increased in fiscal 2004 from fiscal 2003 due to increased legal expenses on intellectual property matters as well as investments in our international operations. This increase was partially offset by a decrease in bad debt expense.

Amortization of Goodwill.    Amortization of goodwill was $46.4 million in fiscal 2002. Commencing February 1, 2002, amortization of goodwill ceased in accordance with new accounting guidelines. Accordingly, there was no amortization of goodwill in 2003 and 2004.

Other Charges

Facilities Consolidation and Severance Charges.    During the third quarter of fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The facilities consolidation charge also included the write-off of $2.2 million of leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources. As of January 31, 2004, $9.8 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. Additionally, during the fourth quarter of fiscal 2002, we reduced the scope and re-evaluated the timing of the planned construction of facilities at our San Jose, California headquarters, resulting in an additional facilities related charge of $5.0 million. During fiscal 2002, we reduced our workforce by approximately 10 percent and, accordingly, we recorded total severance charges of $15.5 million, of which $10.3 million was paid in fiscal 2002 and $5.2 million was paid in fiscal 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table provides a summary of the accrued facilities consolidation and severance charges (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	20,000	12,992	32,992
Write-off of leasehold improvements and other non-cash charges	(2,152)	—	(2,152)
Cash payments during fiscal 2002	(1,447)	(10,302)	(11,749)

Accrued at January 31, 2002	16,401	5,151	21,552
Cash payments during fiscal 2003	(3,784)	(5,151)	(8,935)

Accrued at January 31, 2003	12,617	—	12,617
Cash payments during fiscal 2004	(2,770)	—	(2,770)

Accrued at January 31, 2004	$9,847	$—	$9,847

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

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Fiscal 2004	Fiscal 2003	Fiscal 2002	Percentage Change Fiscal 2004 vs. Fiscal 2003	Percentage Change Fiscal 2003 vs. Fiscal 2002
Interest expense	$(26,506)	$(22,086)	$(22,259)	20.0%	(0.8)%
Write-down of equity investments	—	(24,174)	(22,922)		5.5
Net gains on sale of equity investments	190	3,659	19,623	(94.8)	(81.4)
Foreign Exchange Gain/(Loss)	(287)	(351)	(848)	(18.2)	(58.6)
Interest income and other, net	21,440	29,042	40,727	(26.2)	(28.7)

Total interest and Other, Net	$(5,163)	$(13,910)	$14,321	(62.9)%	(197.1)%

The decreases in interest income from fiscal 2002 to fiscal 2003 and from fiscal 2003 to fiscal 2004 are due to lower returns on our investments due to significant reductions in interest rates that occurred during fiscal 2002, the partial impact of which was felt in fiscal 2002 and the full impact of which was felt in fiscal 2003 and 2004. Included in net gains on sale of equity investments is a net gain of $17.4 million recorded by us in fiscal 2002, which was in accordance with agreements regarding the sale of a portion of our investment in WebGain, Inc. (“WebGain”) to WP Equity Partners, Inc., a related party (see Related Party Transactions on page 29 of this document). In addition, we recorded net gains of $3.7 million and $2.2 million in fiscal 2003 and fiscal 2002, respectively, related to sales of certain other minority investments to unrelated third parties. These gains were offset by write-downs of equity investments of $24.2 million and $22.9 million in fiscal 2003 and fiscal 2002, respectively, of which $22.4 million in fiscal 2003 and $5.9 million in fiscal 2002 were write-downs of the remainder of our investment in WebGain. There were no write-downs of equity investments during fiscal 2004. We have a net balance of equity investments in privately-held technology companies of approximately $1.1 million at January 31, 2004.

As discussed in the “Change in Accounting Principle” section on page 30 of this Annual Report on Form 10-K, on August 1, 2003, we recorded the carrying value of leased land and the related debt that had previously been accounted for as an operating lease. Prior to August 1, 2003, the carrying costs associated with the San Jose land of approximately $2.2 million per quarter were accounted for as rent expense, which was recorded as operating expenses and cost of services. Subsequent to August 1, 2003, these carrying costs have been recorded as interest expense. This change is the primary reason for the increase in interest expense from fiscal 2003 to fiscal 2004.

Provision for Income Taxes

We have provided for income tax expense of $50.9 million, $35.9 million and $31.4 million for fiscal 2004, 2003 and 2002, respectively. Our effective income tax rate was 30 percent for both fiscal 2004 and fiscal 2003. Excluding the impact of impairment charges of certain acquired intangible assets and goodwill, our effective income tax rate was 45 percent for fiscal 2002. The decrease in the effective income tax rate for fiscal 2004 and fiscal 2003 relative to fiscal 2002 is due primarily to the effect of the cessation in the amortization of goodwill in accordance with new accounting guidelines. Our effective income tax rate for fiscal 2004 and fiscal 2003 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings. Our fiscal 2002 effective income tax rate was higher than the U.S. federal statutory rate of 35 percent primarily due to non-deductible goodwill amortization and goodwill impairment charges.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance against our net deferred tax assets to the extent that they are dependent upon future taxable income for realization. We intend to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

As of January 31, 2004, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,467.0 million, which increased from $1,267.5 million at January 31, 2003.

Our cash flow from operations increased by $18.1 million from $194.4 million in fiscal 2003 to $212.5 million in fiscal 2004. Cash flow from operations decreased by $30.6 million from $225.0 million in fiscal 2002 to $194.4 million in fiscal 2003. Net income adjusted to exclude certain non-cash items was approximately $193.3 million, $191.3 million, $154.3 million in fiscal 2004, 2003 and 2002, respectively. The overall net positive impact of changes in certain operating assets and liabilities on total operating cash flow was approximately $19.3 million, $3.1 million and $70.7 million in fiscal 2004, 2003 and 2002, respectively.

During fiscal 2003, we implemented a strategy of holding investments with slightly longer maturities, which results in a greater portion of our cash resources being classified as short-term investments. This strategy resulted in net purchases in fiscal 2003 of $488.1 million compared with net purchases in fiscal 2002 of $168.7 million. We continued this strategy in fiscal 2004, which resulted in net purchases of short-term investments of $108.9 million. We also used $9.1 million less cash in fiscal 2004 than in fiscal 2003 for purchases of property and equipment and used $0.5 million more cash for net payments for acquisitions and equity investments. We also used $29.7 million less cash in fiscal 2003 than in fiscal 2002 for purchases of property and equipment and $17.1 million less cash for net payments for acquisitions and equity investments.

Cash used in financing activities in fiscal 2004 of $0.6 million was primarily related to the purchase of treasury stock of $81.2 million partially offset by proceeds of $68.3 million from the issuance of common stock under employee stock plans. During fiscal 2004, we repaid $114.0 million of long-term debt related to the land lease, which resulted in $126.5 million of long-term restricted cash becoming unrestricted. The net effect of this debt repayment was $12.5 million of cash provided by financing activities which represents the excess of the restricted cash balance over the debt repayment. Cash used in financing activities in fiscal 2003 of $0.3 million was primarily related to the purchase of treasury stock of $42.1 million and the increase of $7.0 million in restricted cash for collateral on our San Jose land lease transaction, offset by proceeds of $48.9 million from the issuance of common stock under employee stock compensation plans. Cash used in financing activities in fiscal 2002 of $61.3 million was primarily related to the $122.2 million increase in restricted cash for collateral on our San Jose land lease transaction, partially offset by proceeds of $61.6 million from the issuance of common stock under employee stock compensation plans.

As of January 31, 2004, our outstanding short and long-term debt obligations were $765.8 million, which increased from $573.4 million at January 31, 2003. At January 31, 2004, our outstanding obligations consisted of $550.0 million of convertible notes, long-term debt related to the San Jose land lease of $211.3 million (of which $19.7 million is recorded as accrued liabilities related to land lease and $191.6 million is recorded as long-term debt related to land lease on our balance sheet) and $4.5 million of other obligations. The long-term debt related to the San Jose land lease was recorded on our balance sheet when we adopted the provision of FIN 46, Consolidation of Variable Interest Entities, on August 1, 2003. The adoption of FIN 46 on August 1, 2003 had no impact on our liquidity because the change in the accounting method for the synthetic lease arrangement did not change the underlying cash flows. See Change in Accounting Principle on page 30 of this Annual Report on Form 10-K

The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock (see Note 9 of the Notes to Consolidated Financial Statements for a description of the terms of the convertible notes). If, by December 14, 2004, the price of our common stock exceeds $48.51 for at least 20 trading days within a period of 30 consecutive trading days, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond (equivalent to a stock price of $34.65 per share) or cash plus a premium of up to 2.3%, at the option of the bondholder. For the period from December 15, 2004 to maturity on December 15, 2006, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond or cash plus a premium of up to 1.2%, at the option of the bondholder, if the price of our common stock, as calculated above, exceeds $34.65. If our stock price, as calculated above, does not exceed $48.51 during the period from February 1, 2003 to December 14, 2004, and if the price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we will be required to repay the notes in cash on the maturity date of December 15, 2006.

The total debt related to the San Jose land lease of $211.3 million matures in February 2006. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) and the effective interest rate will fluctuate based on changes in LIBOR as well as changes in our financial position as specified in the San Jose land lease agreement. The effective annual interest rate was approximately 2.78 percent as of January 31, 2004. Interest payments are made in cash at intervals ranging from thirty days to six months, as elected by us.

In connection with the long-term debt related to the San Jose land lease, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2004, we are in compliance with all such financial covenants. As part of the San Jose land lease agreement, we were required to maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was approximately $126.5 million prior to the partial repayment of land lease debt of $114.0 million that occurred on October 15, 2003. The requirement to maintain the restricted cash balance was removed when this partial repayment was made on October 15, 2003.

When we begin to develop the land subject to the land lease, the development will require significant cash and or financing resources.

The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum Contractual Obligations	Total Payments Due	Fiscal 2005	Fiscal 2006 and 2007	Fiscal 2008 and 2009	Fiscal 2010 and Thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	63,250	22,000	41,250	—	—
Other obligations	4,526	493	2,043	1,221	769
Long-term debt and accrued liabilities related to land lease	211,295	—	211,295		—
Operating leases	171,055	42,610	65,184	34,474	28,787

Total contractual obligations	$1,000,126	$65,103	$869,772	$35,695	$29,556

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, the Board of Directors approved a share repurchase program for us to repurchase up to $100.0 million of our common stock (“the Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. An insignificant number of shares were repurchased in fiscal 2002. In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million, leaving approximately $76.7 million of the approval limit available for share repurchases under the Share Repurchase Program.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through January 31, 2005. However, we may make acquisitions or license products and technologies complementary to our business or we may decide to purchase the land held under the San Jose land lease, and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions, licenses, or purchase. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of January 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are oftentimes referred to as a form of off-balance sheet financing. As of January 31, 2004, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2004 and 2022. Rent expense under operating leases for fiscal 2004, fiscal 2003, and fiscal 2002 was $46.9 million, $55.5 million and $37.7 million, respectively. Future minimum lease payments under our operating leases as of January 31, 2004 are detailed previously in the minimum contractual table above.

We offer our software licenses and services to our customers under software license and service agreements. These agreements contain the relevant terms of the contractual arrangement with the customer, and may include provisions that indemnify the customer against expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon a third-party patent, copyright, trademark, or other proprietary rights. These agreements generally limit the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and the right to replace an infringing product.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, and believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates: revenue recognition, allowance for doubtful accounts, income taxes, facilities consolidation charges, intangible assets and goodwill, and impairment of long-lived assets. We base these estimates and judgments on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

Our management has reviewed our critical accounting policies, our critical accounting estimates, and the related disclosures with our Audit Committee of the Board of Directors. These policies, and our procedures related to these policies, are described in detail below. In addition, please refer to Note 1 of the Notes to Consolidated Financial Statements for a further description of our accounting policies.

Revenue Recognition.    Our revenue recognition policy is significant because our revenue is a key component of our results of operations. We follow detailed guidelines discussed below and in Note 1 of the Notes to Consolidated Financial Statements. The accounting rules related to revenue recognition are complex and are affected by interpretations of the rules and an understanding of industry practices, both of which are subject to change. Consequently, the revenue recognition accounting rules require management to make significant judgments.

For software license sales that do not require significant modification or customization of the underlying software, we recognize revenue when (i) there is persuasive evidence of an arrangement, (ii) we have delivered the license products, (iii) the fee is considered to be fixed or determinable and not subject to refund or adjustment and (iv) collection is probable. The majority of our license revenues are recognized in this manner.

We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. The fair value of the undelivered elements, whether consulting services, customer support or education, is determined based on our historical evidence of stand-alone sales of these elements to customers. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, the total revenue is deferred and recognized only when delivery of those elements occurs or when fair value is established.

We do not record revenue on sales to customers whose ability to pay is in doubt at the time of sale. Rather, revenue is recognized from these customers as cash is collected. The determination of a customer’s ability to pay requires significant judgment, including an assessment of their financial condition, past payment history, business and industry outlook and other factors. In addition, revenues in certain countries or regions where the collection risk is considered to be high, such as Latin America and certain Asia and East European countries are recognized only when full cash payment or an irrevocable letter of credit from a reputable financial institution is received from the customer. The judgments that we make regarding collection risk for specific customers, countries or regions can materially impact the timing of recognition of revenues. Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, accordingly, we do not generally recognize revenue on these arrangements until the customer payment becomes due. The determination of whether extended payment terms are fixed or determinable requires significant judgment by management, including assessing such factors as the past payment history with the individual customer and evaluating the risk of concessions over an extended payment period. The determinations that we make can materially impact the timing of recognition of revenues.

Allowance for Doubtful Accounts.    We record allowances for estimated losses resulting from the inability of our customers to make required payments. We assess the credit worthiness of our customers based on multiple sources of information and analyze such factors as our historical bad debt experiences, industry and geographic concentrations of credit risk, current economic trends and changes in customer payment terms. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required, resulting in future operating losses that are not included in the allowance for doubtful accounts at January 31, 2004. To date, our actual credit losses have been within our expectations.

Income Taxes.    Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2004. The resulting valuation allowance at January 31, 2004 is primarily attributable to accumulated stock option tax deduction benefits. Accordingly, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital when realized, rather than taken as a reduction of income tax expense.

Facilities Consolidation Charges.    In fiscal 2002, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates vary from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2004. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2004, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $14.6 million, which exceeds the accrued balance at January 31, 2004 by $4.8 million.

Intangible Assets and Goodwill.    We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets and liabilities acquired, including identified intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and noncompete agreements are amortized over time, while in-process research and development is recorded as a one-time charge on the acquisition date. Goodwill is not amortized but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write-downs of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually on November 1 of each year and more frequently if events merit. We perform this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). We have determined that we have only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Impairment of Long-Lived Assets.    We are required to test certain of our long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), whenever events or circumstances indicate that the value of the assets may be permanently impaired. The most significant long-lived asset that must be tested for impairment under FAS 144 is our 40-acre parcel of land in San Jose, California (the “San Jose land”), which has a carrying value of $306.4 million at January 31, 2004. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating that the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

The estimate of future cash flows that will be generated by us is highly subjective and requires significant management judgment. In order to estimate future cash flows, we are required to make assumptions regarding future business conditions and operating results, which are inherently difficult to predict, particularly because the anticipated period of use for the San Jose land extends relatively far into the future. Should different conditions prevail over this extended future period, a material write down of the San Jose land of up to $306.4 million could occur.

Related Party Transactions

WebGain, Inc.

In connection with the sale of investments in WebGain, Inc. to WP Equity Partners, Inc., a related party, we recorded notes receivable from WP Equity Partners, Inc. of $24.6 million and recorded net gains of $17.4 million during fiscal 2002. The notes were paid when due on January 31, 2003.

Loans to Officers

We had an unsecured advance due from William T. Coleman III, a former officer, of $5.0 million as of January 31, 2003, which was included in other long-term assets. In September 2003, this unsecured advance and accumulated interest were repaid to us by Mr. Coleman.

In November 2001, we issued a secured and full recourse line of credit of $25.0 million to Mr. Coleman (the “Secured Line of Credit”). The Secured Line of Credit is secured by real property and bears interest at 6 percent per annum. Borrowings under the Secured Line of Credit are due upon 90 days written demand. During the quarter ended July 31, 2002, we loaned $19.2 million to Mr. Coleman under the Secured Line of Credit. The terms of the Secured Line of Credit stipulate that once borrowed funds have been repaid, they cannot be reborrowed. During the quarter ended October 31, 2002, Mr. Coleman repaid in full the $19.2 million secured loan to us, including interest. No borrowings were outstanding under this Secured Line of Credit at January 31, 2004 or 2003.

In September 1999, we issued an unsecured line of credit to Alfred S. Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at January 31, 2004 or 2003.

Loans to Executives

We have secured notes receivable from two other executives totaling approximately $1.4 million as of January 31, 2004 and from four executives totaling $2.0 million as of January 31, 2003. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum and are due and payable on April 3, 2006 and May 10, 2007, respectively, or the termination of employment with us. The notes maybe repaid at anytime prior to the due date.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers who are also on our Board of Directors. The total revenues recognized by us from such customers in fiscal 2004, fiscal 2003 and fiscal 2002 were $11.2 million, $5.6 million and $4.7 million, respectively.

Change in Accounting Principle

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company absorbs a majority of the VIE’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual arrangement or other financial interest in the VIE. We adopted FIN 46 early on August 1, 2003, and as of that date, consolidated the entity (the “leasing entity”) from which we lease the 40-acre parcel of land adjacent to our current corporate headquarters in San Jose, California (the “San Jose land”), as we determined that the leasing entity is a VIE, as defined by FIN 46, and that we absorb a majority of the leasing entity’s expected losses and receive a majority of its expected residual returns. This lease is commonly referred to as a “synthetic” lease, which represents a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represent at-risk equity.

In accordance with FIN 46, we consolidated our interest in the leasing entity including the San Jose land of $303.0 million, on August 1, 2003. The San Jose land is included in property and equipment, net in the accompanying consolidated balance sheet at January 31, 2004. We intend to construct additional corporate offices and research and development facilities on the San Jose land. Deferred financing fees of $2.6 million were also recorded as of August 1, 2003, which represents the unamortized balance of deferred financing fees that were originally incurred by the leasing entity on our behalf. Deferred financing fees are included in other long-term assets in the accompanying consolidated balance sheet at January 31, 2004 and will continue to be amortized over the remaining financing term. During the fourth quarter of fiscal 2004, the Company reclassified $3.4 million of previously capitalized development costs, primarily re-zoning and architectural fees from current assets to the carrying value of the land.

On August 1, 2003, we also consolidated the leasing entity’s debt of $325.3 million (“long-term debt related to the San Jose land lease”), of which 3 percent or approximately $10 million is legally structured as a non-controlling interest. This non-controlling interest is in substance additional long-term debt of ours due to the 100 percent residual value guarantee on the property, the non-recourse feature of the underlying debt, and certain other provisions of the lease arrangement, and, accordingly, the non-controlling interest is recorded as long-term debt, instead of minority interest, in the accompanying consolidated balance sheet at January 31, 2004. Prior to the adoption of FIN 46, we had expensed certain non-cash interest costs associated with the San Jose land lease arrangement during the period from November 1, 2001 to July 31, 2003 totaling $19.7 million. These costs are recorded as accrued liabilities related to the San Jose land lease on our balance sheet.

On October 15, 2003, we repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of January 31, 2004, $19.7 million of which is recorded in current liabilities as explained in the preceding paragraph and $191.6 million of which is recorded as long-term debt in the accompanying condensed consolidated balance sheet.

Prior to the adoption of FIN 46, we had previously accounted for our involvement with the leasing entity as an operating lease and, accordingly, the San Jose land and related debt obligation were not recorded on our balance sheet prior to August 1, 2003. There was no cumulative effect of the accounting change on August 1, 2003 because the San Jose land is a non-depreciable asset and the total carrying costs recorded by us in connection with the San Jose land from the date the land was acquired in February 2001 through July 31, 2003 would have been the same under the FIN 46 accounting treatment. During fiscal 2004, the Company performed impairment testing pursuant to Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), and determined no impairment charge was required.

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on our results of operations or financial condition.

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

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results may prevent us from meeting securities analysts’ or investors’ expectations and may result in a decline in our stock price.

Although we have experienced annual revenue growth in recent years, our revenues have historically fluctuated. For example, in the quarters ended October 31, 2001, April 30, 2002 and April 30, 2003, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks that began in March 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our recently introduced WebLogic Platform 8.1 products, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken against the U.S. dollar;

•	any increased price sensitivity by our customers, particularly in the face of continuing difficult economic conditions and increased competition;

•	introduction or enhancement of our products or our competitors’ products;

•	our ability to develop, introduce and market new products, such as our WebLogic Platform 8.1 products, on a timely basis and whether any such new products are accepted in the market;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic 8.1 Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill; and

•	loss of key personnel.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. For example, in the quarters ended January 31, 2004, October 31, 2003 and July 31, 2003, there were 26, 17 and 19 product transactions each with a value of greater than $1 million, respectively, including one product transaction with a value of greater than $10 million during the quarter ended July 31, 2003. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter. As a result, even though we may have positive business indicators about customer demand during a quarter, we may not learn of revenue shortfalls until late in the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. This is particularly relevant at this time because we have previously implemented significant cost cutting measures, thereby making incremental additional cost cutting more difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

The market for application server and integration software, and related software infrastructure products and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include IBM, which also offers operating system software and hardware as discussed below, and Oracle, which can bundle its competing product with their database and other software offerings at a discounted price. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration and portal software products and related services that may compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. These tool vendors offer products that may compete with some of the features of our own product offerings. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we.

Some of our competitors are also hardware vendors who bundle their own application server, integration software and tool products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor that we compete with which offers a line of application server, integration, and related software infrastructure solutions for their customers. Sun Microsystems is another hardware vendor which offers a line of application server and related software infrastructure solutions. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application server and integration solutions with computer hardware, software and related service sales. In addition, IBM Global Services, a division of IBM and a large provider of consulting and information technology services, can influence their service customers’ choice of software products in favor of IBM’s. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, operating results, and financial condition will suffer.

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to include and enhance certain application server and integration functionalities in its ..NET technologies. Microsoft’s .NET technologies is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets and their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

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

The seasonality of our sales typically adversely affects our revenues in our first fiscal quarter.

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

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic® Server, BEA Tuxedo® and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we previously experienced a slowdown in the growth of our services revenue, particularly revenue derived from our consulting services, and it is possible this trend could resume. Conversely if this trend were to reverse, as it did in the quarters ended October 31, 2003, October 31, 2002 and January 31, 2003, when we experienced an increase from the previous fiscal quarters in our consulting revenues, it may adversely affect our overall operating margins since our consulting revenue margins are lower than our license revenue margins as well as our other services revenue margins.

If our recently introduced WebLogic Platform 8.1 products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. We have invested substantial resources to develop and market our WebLogic Platform 8.1 products, and anticipate that this will continue. If our WebLogic Platform 8.1 products do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, market shifts or sales execution, it will have a material adverse affect on our revenues and other operating results. Moreover, because the WebLogic Platform 8.1 products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which could, during a transition period, slow customer acceptance of our WebLogic Platform 8.1 products.

The ongoing U.S. military activity in Iraq and any terrorist activities could adversely affect our revenues and operations.

The U.S. military activity in Iraq, terrorist activities and related military and security operations have in the past disrupted economic activity throughout the United States and much of the world. This significantly adversely impacted our operations and our ability to generate revenues in the past and may also again in the future. An unfavorable course of events in the future related to the ongoing U.S. military activity in Iraq; any other military or security operations, particularly with regard to the Middle East; any future terrorist activities; or the geopolitical tension on the Korean peninsula could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our fiscal quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, order deferrals, and reductions or cancellations of customer orders for our products and services.

If our WebLogic Workshop initiative does not successfully broaden the base of developers who utilize our WebLogic Platform products and drive other WebLogic Platform product sales, our revenues and product margins will be harmed.

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

If we are required to remit significant payroll taxes, it will have an adverse impact on our future financial results.

When our employees exercise certain stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee’s taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material, in particular if an increase in our stock price causes a significant number of employees to exercise their options. However, because we are unable to predict our stock price, the number of exercises, or the country of exercise during any particular period, we cannot predict the amount, if any, of employer payroll tax expense that will be recorded in a future period or the impact on our future financial results. Over the last several quarters, our stock price has increased and a significant number of stock options with exercise prices below the trading range of our stock during the quarter ended January 31, 2004 have vested and become exercisable. Accordingly, there is increased likelihood that option holders will exercise their options in future periods and we will incur higher payroll taxes, particularly if our current stock price remains at the same level or rises.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue or recognize lower revenue and profits.

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

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, our synthetic lease for the San Jose land, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under reexamination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, for the fiscal years ended January 31, 2004, and 2003, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.29 and $0.36 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

Any failure to maintain on-going sales through distribution channels could result in lower revenues.

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

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 45.9%, 45.5% and 43.1% for fiscal 2004, fiscal 2003, and fiscal 2002, respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including unexpected changes in regulatory practices and tariffs, greater difficulties in staffing and managing foreign operations, greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an adverse impact on our international revenue, particularly in the EMEA region if the relative value of the Euro were to decline. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

The price of our common stock may fluctuate significantly.

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, further terrorist activities, military actions in Iraq and the Middle East in general, geopolitical instability on the Korean peninsula and other parts of Asia, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations in their stock prices, including recent rapid rises and declines that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of many such companies that started in March 2000. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes our revenue and profits will be harmed.

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products (such as our WebLogic Platform 8.1, WebLogic Integration 8.1, WebLogic Workshop 8.1, WebLogic Liquid Data 8.1 and WebLogic Portal 8.1 products) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation.

We are periodically subject to legal proceedings and claims that arise in the ordinary course of our business. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

We could report a net loss again.

We first reported significant net income under generally accepted accounting principles for the quarter ended July 31, 2000. However, despite this, we subsequently reported a net loss for the quarter ended October 31, 2001. This was due in part to the asset impairment charges of $80.1 million related to prior acquisitions. We also implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Because of such factors as our limited operating history and on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods.

If the markets for application servers, application integration and related application infrastructure software and Web services do not grow as quickly as we expect, our revenues will be harmed.

We sell our products and services in the application server, application integration and related application infrastructure markets. These markets are evolving and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. The markets for application server, application platform, and integration technology and related services may not grow and could decline.

Even if they do grow, they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to January 31, 2004, we recorded approximately $389.3 million as intangible assets and goodwill of which approximately $317.2 million has been amortized or written off as of January 31, 2004. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $72.1 million at January 31, 2004, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations.

Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi-million dollar license transactions. For example, in the quarters ended January 31, 2004, October 31, 2003 and July 31, 2003, we had 26, 17 and 19 product transactions each with a value at greater than $1 million, respectively, including one product transaction with a value of over $10 million in the quarter ended July 31, 2003. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the recent introduction of the WebLogic Platform 8.1 may contribute to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues and increase our costs.

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of our source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. Effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold.

If we are unable to manage growth, our business will suffer.

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,122 employees in 75 offices in 34 countries at January 31, 2004. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We could incur substantial charges to our consolidated statement of operations if we alter our plan to construct additional corporate offices and research and development facilities on the leased 40-acre parcel of land in San Jose, California that is recorded in our balance sheet.

We adopted Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) on August 1, 2003, and consolidated the entity (the “leasing entity”) from which we lease the 40-acre parcel of land adjacent to our current corporate headquarters in San Jose, California (the “San Jose land”) as of that date. Accordingly, we consolidated the San Jose land, which had a carrying value of $303.0 million on August 1, 2003 as well as the related debt obligation of $325.3 million. We had previously accounted for our involvement with the leasing entity as an operating lease and, accordingly, the land and related debt obligation were not recorded on our balance sheet prior to August 1, 2003. See Note 1 of the Notes to Condensed Consolidated Financial Statements for more information on this change in accounting principle. During the fourth quarter of fiscal 2004, the Company reclassified $3.4 million of previously capitalized development costs, primarily re-zoning and architectural fees from current assets to the carrying value of the land.

We currently intend to construct additional corporate offices and research and development facilities on the San Jose land. Accordingly, the land is treated as a held and used asset. If we were to decide not to proceed with the construction of these facilities, if we significantly delayed or scaled back the construction project or if we decide to sell the San Jose land, the land may then meet the criteria to be treated as a “held for sale” asset and, if the land’s fair market value at that time was less than the carrying value of $306.4 million, we would have to write-down the carrying value of the San Jose land, which could result in substantial charges to our consolidated statement of operations of up to the carrying value of $306.4 million. We will assess the San Jose land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose land may be permanently impaired. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset, or the relevant asset grouping, is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the land have been recorded under FAS 144, however there can be no assurance that we will not be required to record a substantial impairment charge related to the San Jose land of up to $306.4 million if events or circumstances change and we determine that the value of the San Jose land is impaired under FAS 144.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in substantial future expenses and substantial cash outflows.

At January 31, 2004, we had approximately $550 million of convertible notes outstanding and debt related to the San Jose land lease of $211.3 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the long-term debt related to the San Jose land lease, and other indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. To the extent our stock price does not exceed $48.51 per share by December 2004, or does not exceed $34.65 per share between December 2004 and December 2006, for a requisite number of trading days to permit us to effectively force the conversion of the notes, we will be required to pay $550 million to repay the convertible notes in December 2006. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the convertible notes and the long-term debt related to the San Jose land lease at maturity, we could attempt to refinance these debt obligations, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to these debt obligations at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default.

If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop new products and increase revenue.

We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including our Chairman, Chief Executive Officer and President, Alfred S. Chuang, and other key members of management. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. As we seek to expand our global organization, the hiring of qualified sales, technical and support personnel will be difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

If our products contain software defects, it could harm our revenues and expose us to litigation.

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

We have adopted a preferred stock rights plan which has anti-takeover effects.

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

Foreign Exchange

Our revenues originating outside the Americas were 45.9 percent, 45.5 percent and 43.1 percent of total revenues in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in fiscal 2004, fiscal 2003, and fiscal 2002 with the exception of United Kingdom with $110.3 million or 10.9 percent of the total revenues in fiscal 2004. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

Our international operations are subject to risks typical of an international business, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, export license restrictions, other regulations and restrictions, and foreign exchange volatility. Accordingly, our future results could be materially adversely impacted by changes in these or other factors.

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

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $287,000, $351,000 and $848,000 for fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

Our outstanding forward contracts as of January 31, 2004 are presented in the table below. This table presents the net notional amount in U.S. dollars using the spot exchange rate in January 2004 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 30 days or less as of January 31, 2004. Net sales of foreign currency are stated as a positive net notional amount and net purchases of foreign currency are stated as a negative net notional amount.

	Net Notional Amount	Notional Weighted Average Exchange Rate
	(in thousands)
Functional Currency—U.S. Dollar

Australian dollars	$(1,500)	1.3456
British pounds	5,400	0.5709
Canadian dollars	5,200	1.3141
Euros	9,600	0.8296
Israeli shekels	5,200	4.5960
Japanese yen	(19,700)	108.20
Korean won	(20,300)	1186.82
New Zealand dollars	(5,200)	1.6186
Singapore dollars	(4,100)	1.7277
Swedish krona	(5,000)	7.7955
Swiss francs	3,300	1.3210

Total	(27,100)

Functional Currency—EURO

British pounds	5,900	0.5509
Israeli shekels	(6,000)	4.2009

Total	(100)

Functional Currency—Australian Dollar

New Zealand dollars	2,200	1.5257
Singapore dollars	5,400	1.6342

Total	7,600

Functional Currency—New Zealand Dollar

Australian dollars	2,100	1.3709

Functional Currency—Singapore Dollar

Australian dollars	1,200	1.3535

Total notional amount	$(16,300)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of January 31, 2004, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 171 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at January 31, 2004:

	For the Fiscal Year Ended January 31.
	2004		2003
	Fair Value	Average Interest Rate	Fair Value	Average Interest Rate
Cash equivalents	$494,445	1.00%	$382,650	1.63%
Short-term investments (0-1 year)	144,721	1.71%	101,059	1.72%
Short-term investments (1-2 years)	638,567	2.50%	587,694	2.47%
Short-term restricted cash (0-1 year)	1,583	1.16%	4,369	1.50%
Long-term restricted cash (0-1 year)	3,880	1.16%	131,727	1.24%

Total cash and investment securities	$1,283,196		$1,207,499

We are exposed to changes in short-term interest rates through the debt for the San Jose land lease of $211.3 million, which bears a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 2.78 percent as of January 31, 2004. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the lease agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.1 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $10.1 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Supplementary Quarterly Financial Data (unaudited):

	Quarter Ended
	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003	January 31, 2003	October 31, 2002	July 31, 2002	April 30, 2002
	(in thousands, except per share data)
Total revenues	$278,068	$252,082	$245,048	$237,294	$249,329	$234,023	$225,863	$224,843
Gross profit	$217,837	$192,978	$185,180	$179,563	$194,425	$176,472	$170,270	$170,601
Net income	$39,265	$29,015	$25,939	$24,455	$35,037	$24,724	$20,247	$3,868
Net income per share:
Basic	$0.10	$0.07	$0.06	$0.06	$0.09	$0.06	$0.05	$0.01
Diluted	$0.09	$0.07	$0.06	$0.06	$0.08	$0.06	$0.05	$0.01

BEA SYSTEMS, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

BEA Systems, Inc.

We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2004 and 2003 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, in the year ended January 31, 2003, the Company changed its method of accounting for goodwill and other intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed in Note 1 to the consolidated financial statements, in the year ended January 31, 2004, the Company changed its method of accounting for synthetic leases in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.”

/s/    ERNST & YOUNG LLP

San Francisco, California

February 18, 2004

BEA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$683,729	$578,717
Restricted cash	1,583	4,369
Short-term investments	783,288	688,753
Accounts receivable, net of allowance for doubtful accounts of $7,770 and $11,210 at January 31, 2004 and 2003, respectively	268,526	208,189
Other current assets	32,480	43,869

Total current assets	1,769,606	1,523,897
Property and equipment, net (see Note 1—Change in Accounting Principle)	358,497	63,938
Goodwill, net	56,100	53,565
Acquired intangible assets, net	15,997	16,159
Long-term restricted cash	3,880	131,727
Other long-term assets (see Note 7—Related Party Transactions)	16,109	20,673

Total assets	$2,220,189	$1,809,959

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,534	$10,807
Accrued liabilities	74,968	75,205
Accrued facilities consolidation and severance charges	9,847	12,617
Accrued payroll and related liabilities	61,155	54,295
Accrued income taxes	43,725	38,992
Deferred revenues	273,879	233,758
Deferred tax liabilities	600	600
Accrued liabilities related to land lease (see Note 1—Change in Accounting Principle)	19,656	19,143
Current portion of notes payable and other obligations	493	164

Total current liabilities	502,857	445,581
Deferred tax liabilities	1,522	4,214
Notes payable and other long-term obligations	4,033	4,215
Long-term debt for land lease (see Note 1—Change in Accounting Principle)	191,639	—
Convertible subordinated notes	550,000	550,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 408,390 and 405,751 shares issued and outstanding at January 31, 2004 and 2003, respectively	408	406
Additional paid-in capital	1,112,703	1,002,846
Treasury Stock, at cost	(123,303)	(42,095)
Accumulated deficit	(19,001)	(137,675)
Deferred compensation	(10,462)	(18,479)
Accumulated other comprehensive income	9,793	946

Total stockholders’ equity	970,138	805,949

Total liabilities and stockholders’ equity	$2,220,189	$1,809,959

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	Fiscal year ended January 31,
	2004	2003	2002
Revenues:
License fees	$521,047	$515,883	$597,909
Services	491,445	418,175	377,984

Total revenues	1,012,492	934,058	975,893

Cost of revenues:
Cost of license fees	25,441	18,797	21,087
Cost of services	189,774	178,105	182,678
Amortization of certain acquired intangible assets	21,719	25,388	26,324
Impairment of certain acquired intangible assets	—	—	7,082
Severance charges	—	—	2,461

Total cost of revenues	236,934	222,290	239,632

Gross profit	775,558	711,768	736,261
Operating expenses:
Sales and marketing	382,558	368,874	400,860
Research and development	140,900	132,771	120,875
General and administrative	77,403	76,390	75,671
Amortization of goodwill	—	—	46,384
Facilities consolidation and severance charges	—	—	37,992
Impairment of goodwill	—	—	73,068

Total operating expenses	600,861	578,035	754,850

Income (loss) from operations	174,697	133,733	(18,589)
Interest and other, net:
Interest expense	(26,506)	(22,086)	(22,259)
Write-down of equity investments	—	(24,174)	(22,922)
Net gains on sale of equity investments (see Note 7—Related Party Transactions)	190	3,659	19,623
Interest income and other (see Note 7—Related Party Transactions)	21,153	28,691	39,879

Total interest and other, net	(5,163)	(13,910)	14,321

Income (loss) before provision for income taxes	169,534	119,823	(4,268)
Provision for income taxes	50,860	35,947	31,410

Net income (loss)	118,674	83,876	(35,678)
Other comprehensive income (loss):
Foreign currency translation adjustments	10,644	5,477	(5,427)
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $(771), $834 and $203, respectively	(1,797)	1,943	474

Comprehensive income (loss)	$127,521	$91,296	$(40,631)

Net income (loss) per share:
Basic	$0.29	$0.21	$(0.09)

Diluted	$0.28	$0.20	$(0.09)

Shares used in computing net income (loss) per share:
Basic	403,428	405,515	396,498

Diluted	421,050	418,540	396,498

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock	Additional paid-in capital	Treasury stock		Accumulated deficit	Notes receivable from stockholders	Deferred compensation	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at January 31, 2001	$390	$793,729	$	__	$(185,873)	$(198)	$(523)	$(1,521)	$606,004
Issuance of common stock	1	28,013		—	—	—	(12,945)	—	15,069
Common stock issued under stock option and stock purchase plans	11	62,660		—	—	—	—	—	62,671
Conversion of debt obligations	2	11,233		—	—	—	—	—	11,235
Repayment of notes receivable from stockholders	—	—		—	—	198	—	—	198
Amortization of deferred compensation	—	—		—	—	—	1,431	—	1,431
Tax benefit on stock options	—	17,939		—	—	—	—	—	17,939
Net loss	—	—		—	(35,678)	—	—	—	(35,678)
Foreign currency translation adjustment	—	—		—	—	—	—	(5,427)	(5,427)
Unrealized gains on available-for-sale investments, net of income taxes	—	—		—	—	—	—	474	474

Balance at January 31, 2002	404	913,574		—	(221,551)	—	(12,037)	(6,474)	673,916
Issuance of common stock	—	1,203		—	—	—	(1,202)	—	1
Common stock issued under stock option and stock purchase plans	9	49,428		—	—	—	—	—	49,437
Stock Repurchases	(7)	—		(42,095)	—	—	—	—	(42,102)
Deferred compensation related to stock option grants	—	11,738		—	—	—	(11,738)	—	—
Amortization of deferred compensation, net of cancellations	—	(98)		—	—	—	6,498	—	6,400
Tax benefit on stock options	—	27,001		—	—	—	—	—	27,001
Net income	—	—		—	83,876	—	—	—	83,876
Foreign currency translation adjustment		—		—	—	—	—	5,477	5,477
Unrealized gains on available-for-sale investments, net of income taxes	—	—		—	—	—	—	1,943	1,943

Balance at January 31, 2003	406	1,002,846		(42,095)	(137,675)	—	(18,479)	946	805,949
Issuance of restricted common stock	—	1,280		—	—	—	(1,280)	—	0
Common stock issued under stock option and stock purchase plans	10	68,039		—	—	—	—	—	68,049
Stock repurchases	(8)	(7)		(81,208)	—	—	—	—	(81,223)
Repurchase of restricted stock	—	(689)		—	—	—	689	—	—
Amortization of deferred compensation, net of cancellations	—	—		—	—	—	8,608	—	8,608
Tax benefit on stock options	—	41,234		—	—	—	—	—	41,234
Net income	—	—		—	118,674	—	—	—	118,674
Foreign currency translation adjustment	—	—		—	—	—	—	10,644	10,644
Unrealized losses on available-for-sale investments, net of income taxes	—	—		—	—	—	—	(1,797)	(1,797)

Balance at January 31, 2004	$408	$1,112,703		$(123,303)	$(19,001)	—	$(10,462)	$9,793	$970,138

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31,
	2004	2003	2002
Operating activities:
Net income (loss)	$118,674	$83,876	$(35,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	28,995	32,607	23,466
Property and equipment write-offs	433	7,386	6,902
Amortization of deferred compensation	8,608	6,252	1,431
Amortization of acquired intangible assets and goodwill	21,719	25,388	72,708
Write-down of equity investments, net of gains	—	20,515	3,299
Impairment of acquired intangible assets and goodwill	—	—	80,150
Other	14,835	15,277	2,031
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	(51,652)	(16,917)	21,607
Other current assets	5,388	(8,863)	(5,475)
Other long-term assets	(3,688)	(151)	(399)
Accounts payable	7,584	(11,193)	7,341
Accrued liabilities	44,399	14,145	54,838
Deferred revenues	31,136	41,262	(9,101)
Other	(13,903)	(15,138)	1,902

Net cash provided by operating activities	212,528	194,446	225,022
Investing activities:
Purchases of property and equipment	(16,874)	(25,986)	(55,716)
Payments for acquisitions, net of cash acquired,	(15,842)	(15,359)	(32,492)
Repayment of note from Related Party (see Note 7—Related Party Transactions)	—	74,570	—
Repayment of note from Officer (see Note 7—Related Party Transactions)	5,000	—	—
Purchases of available-for-sale short-term investments	(796,020)	(817,864)	(420,497)
Proceeds from maturities of available-for-sale short-term investments	86,675	251,398	251,807
Proceeds from sales of available-for-sale short-term investments	600,414	78,335	—
Other	6,072	1,381	13,468

Net cash used in investing activities	(130,575)	(453,525)	(243,430)
Financing activities:
(Increase) decrease in restricted cash used to collateralize land lease transaction	126,296	(7,014)	(122,219)
Repayment of long-term debt related to land lease	(113,983)	—	—
Proceeds from issuance of common stock, net of issuance costs	68,343	48,855	61,586
Purchases of treasury stock	(81,223)	(42,102)	—
Other	—	—	(679)

Net cash used in financing activities	(567)	(261)	(61,312)

Net increase (decrease) in cash and cash equivalents	81,386	(259,340)	(79,720)
Effect of foreign exchange rate changes on cash	23,626	16,255	(6,113)
Cash and cash equivalents at beginning of year	578,717	821,802	907,635

Cash and cash equivalents at end of year	$683,729	$578,717	$821,802

See accompanying notes

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of business

BEA Systems, Inc. (“BEA” or the “Company”) is a provider of application infrastructure software and related services that help companies of all sizes build distributed systems that extend investments in existing computer systems and provide the foundation for running an integrated business. BEA’s customers use BEA products as a deployment platform for Internet-based applications, including custom-built and packaged applications, and as a means for robust enterprise application integration among mainframe, client/server and Internet-based applications. Our revenues are derived from a single group of similar and related products and services.

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

Foreign currencies

We transact business in various foreign currencies. Generally, the functional currency of a foreign operation is the local country’s currency. Accordingly, the assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the end of each reporting period while revenue and expense accounts are translated at weighted average rates during the period. Foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss).

The Company hedges a portion of its exposure on certain foreign currency denominated monetary assets and liabilities, that are not recorded in the functional currency of the entity which has the foreign currency exposure, primarily intercompany balances, using forward foreign exchange contracts, which are recorded at fair value based on current exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest income and other, net and are generally offset by the corresponding foreign exchange gains and losses from the foreign currency denominated assets and liabilities. Net losses resulting from these foreign currency transactions were approximately $287,000, $351,000 and $848,000 in the fiscal years ended January 31, 2004, 2003 and 2002, respectively.

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments, including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments consist principally of corporate debt securities and U.S. Treasuries with remaining time to maturity of two years or less. The Company considers all investments with remaining time to maturity greater than one year but less than two years to be short-term investments. The investments are classified in the balance sheet as current assets because they can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity, but rather the investments are selected for yield management purposes only. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses, net of deferred taxes reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net.

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

The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and the Asia/Pacific region. The Company performs credit evaluations of its customers’ financial condition on a case by case basis and limits the amount of credit extended as deemed appropriate, but generally requires no collateral. The Company maintains allowances for estimated credit losses and, to date, such losses have been within management’s expectations. Future credit losses may differ from the Company’s estimates, particularly if the financial conditions of its customers were to deteriorate, and could have a material impact on the Company’s future results of operations.

No customer accounted for more than 10 percent of total revenues in fiscal 2004, fiscal 2003 or fiscal 2002. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2004, 2003 or 2002. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2004 was the United Kingdom with 10.9 percent or $110.3 million. No one individual country outside of the United States accounted for more than 10 percent of total revenues in any of the fiscal 2003 or fiscal 2002.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives of the assets:

Computer hardware and software	2-5 years
Furniture and equipment	2-5 years

Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining lease term.

Acquired intangible assets

Acquired intangible assets consist of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base related to the Company’s acquisitions accounted for using the purchase method. Amortization of these acquired intangible assets is calculated on a straight-line basis over the following estimated useful lives of the assets:

Purchased technology	2-4 years
Patents and trademarks	2-5 years
Non-compete agreements	1-2 years
Distribution rights	2-2.5 years
Customer base	3 years

Amortization of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base is included as a component of cost of revenues. Acquired in-process research and development without alternative future use is charged to operations when acquired.

The Company periodically assesses potential impairment of its acquired intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the intangible assets may not be recoverable based upon the existence of one or more of the above indicators, the Company measures any impairment based on a discounted future cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Prior to January 31, 2002, goodwill was amortized on a straight-line basis over two to five years. Subsequent to January 31, 2002, goodwill is accounted for under a non-amortization approach and is evaluated at least annually for impairment on November 1 of each year and whenever events or circumstances may indicate that the carrying amount of the recorded goodwill might not be recoverable.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When licenses are sold together with services, license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. All license fees are recognized in this manner.

If the fee due from the customer is not fixed or determinable, revenue is recognized as payment is due from the customer, assuming all other revenue recognition criteria have been met. Generally, the Company considers arrangements with extended payment terms not to be fixed or determinable. In certain regions or countries where collection risk is considered to be high, such as Latin America, and certain Asian and Eastern European countries, revenue is generally recognized only when full cash payment is received from the customer. Revenue arrangements with resellers are recognized when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (ISV’s) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or when the Company receives persuasive evidence that the ISV has sold the products to an end user, depending upon the facts and circumstances and BEA’s past experience with the particular ISV. License revenue on a majority of ISV arrangements is recognized upon shipment to the ISV. None of the Company’s resellers or ISV’s have rights of return.

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company rarely purchases software products from vendors who are also customers of BEA. For contemporaneous exchanges of software products, the transaction is generally recorded on a net basis (i.e. revenue or expense is recognized equal to the net cash exchanged in the transaction).

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (“FAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in using the intrinsic value method in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to the fair market value of the stock at the date of the grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

Pro forma information regarding net income (loss) and net income (loss) per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of FAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.” Stock-based awards have been valued using the Black-Scholes option pricing model. Among other things, the Black-Scholes model considers the expected volatility of the Company’s stock price, determined in accordance with FAS 123, in arriving at an option valuation.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options Fiscal year ended January 31,			Employee stock purchase plan Fiscal year ended January 31,
	2004	2003	2002	2004	2003	2002
Expected life (in years)	4.00	4.00	4.00	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	3.37%	2.82%	4.34%	1.22%	1.34%	3.22%
Expected volatility	63%	65%	75%	54%	80%	75%

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected volatility of the stock price. Because the Company’s stock-based awards have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimates, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock-based awards.

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period, typically four years for options and six months for stock purchases. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amount):

	Fiscal year ended January 31,
	2004	2003	2002
Net income (loss) as reported	$118,674	$83,876	$(35,678)
Add back:
Stock-based employee compensation included in reported net income, net of related tax	7,589	4,490	1,056
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(132,148)	(154,233)	(202,238)

Pro forma net loss	$(5,885)	$(65,867)	$(236,860)

Basic net income (loss) per share as reported	$0.29	$0.21	$(0.09)
Diluted net income (loss) per share as reported	$0.28	$0.20	$(0.09)
Pro forma basic and diluted net loss per share	$(0.01)	$(0.16)	$(0.60)
Proceeds from stock option exercises and employee share purchases, net of issuance costs	$68,343	$48,855	$61,586

The pro forma compensation expense, net of related tax, for fiscal 2004 calculated using the fair value method of $132.1 million included in the above table consists of approximately $9.8 million for amortization of stock awards that were granted in fiscal 2004 and $122.3 million for amortization of stock awards that were granted in the prior fiscal years.

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Fiscal year ended January 31,
	2004	2003	2002
Numerator:
Net income (loss)	$118,674	$83,876	$(35,678)

Denominator:
Denominator for basic net income (loss) per share:
Weighted average shares outstanding	403,690	406,030	396,622
Weighted average shares subject to repurchase and shares held in escrow	(262)	(515)	(124)

Denominator for basic net income (loss) per share, weighted average shares outstanding	403,428	405,515	396,498
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	17,622	13,025	—

Denominator for diluted net income (loss) per share	421,050	418,540	396,498

Basic net income (loss) per share	$0.29	$0.21	$(0.09)

Diluted net income (loss) per share	$0.28	$0.20	$(0.09)

The computation of diluted net income per share for the fiscal year ended January 31, 2004 excludes the impact of options to purchase 26.0 million shares of common stock and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock at January 31, 2004, as such impact would be antidilutive for this period. The computation of diluted net income per share for the fiscal year ended January 31, 2003 excludes the impact of options to purchase 34.4 million shares of common stock and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at January 31, 2003, as such impact would be antidilutive for this period. The computation of diluted net loss per share for the fiscal year ended January 31, 2002 excludes the impact of options to purchase 42.2 million shares of common stock and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at January 31, 2002, as such impact would be antidilutive for this period. These options and converted Notes could be dilutive in the future. See Notes 9 and 12 for information regarding the conversion features of the Notes and exercise prices of our outstanding, unexercised options.

Segment information

The Company operates in one operating segment, application infrastructure software and related services. The Company’s chief executive officer and chief financial officer evaluate the performance of the Company based upon software license and service revenues by geographic region as disclosed in Note 14—Geographic Information and Revenue by Type of Product or Service, as well as revenues and gross margins for license and service revenues and operating expenses by functional area as disclosed in the Company’s statement of operations.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $5.1 million, $5.4 million and $17.6 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Projects funded by third parties

The Company occasionally enters into product development agreements with third parties that provide funding to BEA, which is intended by BEA and the third party to offset certain operating costs incurred by BEA. Such amounts are recorded as a reduction in BEA’s operating expenses. During fiscal 2004, BEA received approximately $13.5 million of third party funding, which was used to offset $9.5 million of research and development and $4.0 million for marketing. The amount of such funding received by BEA in fiscal 2003 was $8.9 million. The amount of such funding received by BEA in fiscal 2002 was insignificant.

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

BEA early adopted FIN 46 on August 1, 2003, and consolidated the entity (the “leasing entity”) from which BEA leases a 40-acre parcel of land adjacent to its current corporate headquarters in San Jose, California (the “San Jose land”) as of that date, as BEA determined that the leasing entity is a VIE, as defined by FIN 46, and that BEA absorbs a majority of the leasing entity’s expected losses and receives a majority of its expected residual returns. This lease is commonly referred to as a “synthetic” lease, which represents a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represent at-risk equity. BEA originally entered into the lease in February 2001.

In accordance with FIN 46, BEA consolidated its interest in the leasing entity including the San Jose land, which had a carrying value of $303.0 million, on August 1, 2003. The San Jose land is included in property and equipment, net in the accompanying condensed consolidated balance sheet at January 31, 2004. BEA intends to construct additional corporate offices and research and development facilities on the San Jose land. Deferred financing fees of $2.6 million were also recorded as of August 1, 2003, which represents the unamortized balance of deferred financing fees that were originally incurred by the leasing entity on behalf of BEA. Deferred financing fees are included in other long-term assets in the accompanying condensed consolidated balance sheet at January 31, 2004 and will continue to be amortized over the remaining financing term. During the fourth quarter of fiscal 2004, the Company reclassified $3.4 million of previously capitalized development costs, primarily re-zoning and architectural fees from current assets to the carrying value of the land.

On August 1, 2003, BEA also consolidated the leasing entity’s debt of $325.3 million (“long-term debt related to the land lease”), of which 3 percent or approximately $10 million is legally structured as a non-controlling interest. This non-controlling interest is in substance additional long-term debt of BEA due to the 100 percent residual value guarantee on the property, the non-recourse feature of the underlying debt, and certain other provisions of the lease arrangement, and, accordingly, the non-controlling interest is recorded as long-term debt, instead of minority interest, in the accompanying condensed consolidated balance sheet at January 31, 2004. Prior to the adoption of FIN 46, BEA had expensed certain non-cash interest costs associated with the land

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lease arrangement during the period from November 1, 2001 to July 31, 2003 totaling $19.7 million. These costs were recorded as accrued liabilities for land lease on BEA’s balance sheet.

On October 15, 2003, BEA repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of January 31, 2004, $19.7 million of which is recorded in current liabilities as explained in the preceding paragraph and $191.6 million of which is recorded as long-term debt in the accompanying consolidated balance sheet.

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

Prior to the adoption of FIN 46, the carrying costs associated with the land of approximately $2.2 million per quarter were accounted for as rent expense, which was recorded as operating expenses and cost of services. Upon adoption of FIN 46 on August 1, 2003, these carrying costs are recorded as interest expense. This change has no impact on reported net income, but did cause both the Company’s income from operations and its interest expense to subsequently increase by this amount for the year ended January 31, 2004.

The Company will assess the San Jose land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose land may be permanently impaired. In accordance with FAS No. 144, if the Company determines that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the land have been recorded under FAS 144.

The long-term debt related to the land lease matures in February 2006. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) and the effective interest rate will fluctuate based on changes in LIBOR as well as changes in the Company’s financial position as specified in the lease agreement. The effective annual interest rate was approximately 2.78 percent as of January 31, 2004. Interest payments are made at intervals ranging from thirty days to six months, as elected by the Company.

In connection with the long-term debt related to the land lease, the Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2004, the Company is in compliance with all financial covenants. As part of the land lease agreement, the Company was required to maintain a minimum restricted cash balance consisting of United States government securities as defined in the lease, which was approximately $126.5 million prior to the partial repayment of land lease debt of $114.0 million that occurred on October 15, 2003. The requirement to maintain the restricted cash balance was removed when this partial repayment was made on October 15, 2003.

Effect of new accounting pronouncements

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”), which amends and clarifies

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (“SAB 104”). SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 had no effect on the Company’s results of operations or financial condition.

2.    Financial Instruments

Available-for-sale securities

The following is a summary of available-for-sale securities at January 31, 2004 and 2003 (in thousands):

	January 31, 2004			January 31, 2003
	Amortized cost	Unrealized gains (losses)	Carrying value and fair value	Amortized cost	Unrealized gains (losses)	Carrying value and fair value
Corporate debt securities	$729,807	$477	$730,284	$702,409	$2,980	$705,389
U.S. Treasuries	56,087	(86)	56,001	128,060	(20)	128,040
Money market	496,911	—	496,911	374,070	—	374,070

	$1,282,805	$391	$1,283,196	$1,204,539	$2,960	$1,207,499

Included in the above table are securities with fair values totaling $494.4 million and $382.6 million at January 31, 2004 and 2003, respectively, which are classified as cash and cash equivalents; $1.6 million and $4.4 million at January 31, 2004 and 2003, respectively, which are classified as short-term restricted cash; $783.3 million and $688.8 million at January 31, 2004 and 2003, respectively, which are classified as short-term investments; $3.9 million and $131.7 million at January 31, 2004 and 2003, respectively, which are classified as long-term restricted cash in the accompanying balance sheets.

Foreign currency contracts

The Company enters into forward foreign currency contracts to reduce its exposure to the effect of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. At January 31, 2004 and 2003, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $521.7 million and $220.8 million, respectively. All of the Company’s forward foreign currency contracts have original maturities of 118 days or less.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The information below is provided in U.S. dollar equivalent amounts, as presented in the consolidated financial statements. The Company’s forward foreign currency contract notional amounts outstanding at January 31, 2004 and 2003 were as follows (in thousands):

	January 31,
	2004	2003
Contracts to sell foreign currency (purchase U.S. dollars):
Australian dollars	$2,600	$6,900
British pounds	11,900
Canadian dollars	900	7,900
Euros	163,000	71,100
Japanese yen	42,600	27,300
Korean won	21,800	17,700
Mexican pesos		100
New Zealand dollars	5,100
Norwegian kroner		500
Singapore dollars	5,000
Swedish krona	6,700	6,200

	$259,600	$137,700

Contracts to purchase foreign currency (sell U.S. dollars):
Australian dollars	$1,100
Brazilian real		$500
British pounds	17,300	5,200
Canadian dollars	6,100	1,600
Euros	172,500	13,200
Japanese yen	22,900	28,400
Korean won	1,500
Israeli shekels	5,200	5,300
New Zealand dollars		500
Norwegian kroner		500
Singapore dollars	1,000	3,100
Swedish krona	1,700	1,200
Swiss francs	3,300	900

	$232,600	$60,400

Contracts to sell foreign currency (purchase Euros):
British pounds		$1,100
Israeli shekels	$6,000	5,800
Norwegian kroner		2,800
Swedish krona	1,400	2,100
Swiss francs	1,900	1,600

	$9,300	$13,400

Contracts to purchase foreign currency (sell Euros):
British pounds	$5,900
Danish krone		$400
Swedish krona	1,500
Swiss francs	1,900

	$9,300	$400

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31,
	2004	2003
Contracts to sell foreign currency (purchase Australian dollars):
New Zealand dollars		$3,300
Singapore dollars		5,600

	$—	$8,900

Contracts to purchase foreign currency (purchase Australian dollars):
New Zealand dollars	$2,300
Singapore dollars	5,300

	$7,600	$—

Contracts to purchase foreign currency (purchase New Zealand dollars):
Australian dollars	$2,100	$—

Contracts to purchase foreign currency (purchase Singapore dollars):
Australian dollars	$1,200	$—

Total	$521,700	$220,800

Fair value of financial instruments

The carrying amounts and estimated fair values of the Company’s financial instruments were as follows (in thousands):

	January 31,
	2004		2003
	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	$692,072	$692,072	$581,514	$581,514
Forward foreign currency contracts	(8,343)	(8,343)	(2,797)	(2,797)

Total cash and cash equivalents	683,729	683,729	578,717	578,717
Short-term restricted cash (0-1 year)	1,583	1,583	4,369	4,369
Short-term investments (0-1 year)	144,721	144,721	101,059	101,059
Short-term investments (1-2 years)	638,567	638,567	587,694	587,694
Long-term restricted cash (0-1 year)	3,880	3,880	131,727	131,727
Financial liabilities:
Notes payable, capital lease obligations and other long-term obligations (including current portion)	4,526	4,526	4,379	4,379
Convertible subordinated 2006 Notes	550,000	555,500	550,000	499,629
Long-term debt related to land lease	191,639	191,639	—	—

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies, however, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented above are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2004	2003
Land	$306,388	$—
Computer hardware and software	77,698	67,776
Furniture and equipment	33,342	31,797
Leasehold improvements	42,677	39,537
Furniture and equipment under capital leases	1,538	1,538

	461,643	140,648
Accumulated depreciation and amortization	(103,146)	(76,710)

	$358,497	$63,938

All furniture and equipment acquired under capital leases was fully amortized at both January 31, 2004 and 2003.

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

Other Acquisitions

In addition to CrossGain, during fiscal 2004, 2003 and 2002, the Company acquired several small companies, for which the total consideration was approximately $19.5 million, $13.5 million and $22.6 million, respectively, in aggregate. The acquisitions were accounted for using the purchase method, with a substantial majority of the purchase price allocated to deferred compensation, intangible assets and goodwill. The company has included the operating results of these companies in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to the total acquisitions has not been presented because the pro forma information would not differ materially from the historical results of the Company.

5.    Goodwill and Acquired Intangible Assets

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and as a result will no longer amortize goodwill, but will test for

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment at least annually on November 1 of each year or more frequently whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	January 31, 2004	January 31, 2003
Gross carrying amount of goodwill	$189,448	$186,913
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$56,100	$53,565

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	January 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$120,936	$(105,914)	$15,022
Non-compete agreements	26,745	(25,770)	975
Patents and trademarks	13,275	(13,275)	—
Other intangible assets	33,389	(33,389)	—

Total	$194,345	$(178,348)	$15,997

	January 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Purchased technology	$100,618	$(89,584)	$11,034
Non-compete agreements	25,346	(20,721)	4,625
Patents and trademarks	13,275	(12,775)	500
Other intangible assets	33,389	(33,389)	—

Total	$172,628	$(156,469)	$16,159

The total amortization expense related to goodwill and acquired intangible assets is provided in the table below (in thousands):

	Year ended January 31,
	2004	2003	2002
Goodwill	$—	$—	$46,384
Assembled workforce	—	—	6,300
Purchased technology	16,169	14,334	6,588
Non-compete agreements	5,050	6,541	7,593
Patents and trademarks	—	3,296	2,390
Other intangible assets	500	1,217	3,453

Total	$21,719	$25,388	$72,708

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future Amortization
2005	$12,476
2006	3,521

Total	$15,997

For comparative purposes, the pro forma adjusted net income (loss) per share excluding amortization of goodwill and assembled workforce for the fiscal years ending January 31, 2004, 2003 and 2002 is as follows (in thousands):

	For the Fiscal Year Ended January 31,
	2004	2003	2002
Net income (loss) as reported	$118,674	$83,876	$(35,678)
Add back FAS 142 adjustments (net of income taxes):
Amortization of goodwill	—	—	43,293
Amortization of assembled workforce	—	—	5,243

Adjusted net income	$118,674	$83,876	$12,858

Basic net income (loss) per share as reported	$0.29	$0.21	$(0.09)
Add back:
Amortization of goodwill	—	—	0.11
Amortization of assembled workforce	—	—	0.01

Pro forma adjusted basic net income per share	$0.29	$0.21	$0.03

Diluted net income (loss) per share as reported	$0.28	$0.20	$(0.09)
Add back:
Amortization of goodwill	—	—	0.11
Amortization of assembled workforce	—	—	0.01

Pro forma adjusted diluted net income per share	$0.28	$0.20	$0.03

6.    Impairment of Certain Acquired Intangible Assets and Goodwill

In fiscal 2002, the Company recorded asset impairment charges totaling $80.1 million related to certain acquired intangible assets and goodwill, $7.1 million of which was a write-down of certain acquired intangible assets that is included in cost of revenues and $73.0 million of which was a write-down of goodwill that is included in operating expenses.

The Company did not record any write-downs of acquired intangible assets or goodwill in fiscal 2004 or fiscal 2003.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Other Long-Term Assets and Related Party Transactions

Other long-term assets consist of the following (in thousands):

	January 31,
	2004	2003
Equity investments in private companies	$1,108	$1,108
Loan to officer	—	5,000
Notes receivable from other executives	1,371	1,990
Debt issuance costs, net	7,821	8,273
Other long-term assets	5,809	4,302

	$16,109	$20,673

We occasionally sell software products or services to companies that have board members or executive officers who are also on our Board of Directors. The total revenues recognized by us from such customers in fiscal 2004, fiscal 2003 and fiscal 2002 were $11.2 million, $5.6 million and $4.7 million.

Loans to Officers

We had an unsecured advance due from William T. Coleman III, a former officer of the Company, of $5.0 million as of January 31, 2003, which was included in other long-term assets. In September 2003, this unsecured advance and accumulated interest were repaid to us by Mr. Coleman.

In September 1999, the Company issued an unsecured line of credit to Alfred S. Chuang, our Chief Executive Officer of the Company, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at January 31, 2004 or 2003.

Loans to Executives

We have secured notes receivable from two other executives totaling approximately $1.4 million as of January 31, 2004 and from four executives totaling $2.0 million as of January 31, 2003. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum and are due and payable on April 3, 2006 and May 10, 2007, respectively, or the termination of employment with us. The notes maybe repaid at anytime prior to the due date.

WebGain, Inc.

BEA holds non voting Series A preferred stock in WebGain, Inc. (“WebGain”), a privately held software company. Other major shareholders of WebGain include venture capital funds managed by Warburg Pincus LLC, of which certain BEA directors are managing directors. During fiscal 2001, the Company sold investments in WebGain to WP Equity Partners, Inc. (“WP Equity Partners”), a party that is related to Warburg Pincus LLC and to BEA, in exchange for notes receivable due from WP Equity Partners in the amount of $68.0 million with an annual interest rate of 7 percent. The principal amount of the notes was due and repaid in full on January 31, 2003. During fiscal 2002, the Company recorded net gains in connection with this transaction of $13.7 million. In fiscal 2002, the Company sold additional shares of WebGain Series A Preferred Stock to WP Equity Partners in exchange for notes receivable due from WP Equity Partners totaling approximately $6.6 million with an annual interest rate of 7 percent, for which the Company recorded a net gain of $3.7 million in fiscal 2002. These notes receivable from WP Equity Partners were also due and repaid in full on January 31, 2003. During fiscal 2003, the Company wrote off its remaining investment in WebGain of $22.4 million. Interest income earned on the notes receivable from WP Equity Partners was $5.2 million in fiscal 2002 and 2003. There are no notes receivable remaining or interest income earned in fiscal 2004 for the investment in WebGain.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Facilities Consolidation and Severance Charges

During fiscal 2002, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources. As of January 31, 2004, $9.8 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. In calculating this charge, certain assumptions were made relating to such factors as the estimated time periods of vacancy and sublease rates and opportunities. If actual circumstances prove to be materially worse than management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. As of January 31, 2004, the Company’s expected future sublease rental income was $4.4 million from the consolidated facilities.

During fiscal 2002, the Company reduced its workforce by approximately 10 percent and, accordingly, it recorded total severance charges of $15.5 million, of which $10.3 million was paid in fiscal 2002 and $5.2 million was paid in fiscal 2003. The employee reductions were across all business functions, operating units and major geographic regions. Severance charges included severance benefits, notice pay and out-placement counseling services.

The following table provides a summary of the accrued facilities consolidation and severance charges (in thousands):

	Facilities Consolidation	Severance	Total
Charges accrued during fiscal 2002 included in cost of revenues	$—	$2,461	$2,461
Charges accrued during fiscal 2002 included in operating expenses	20,000	12,992	32,992
Write-off of leasehold improvements	(2,152)	—	(2,152)
Cash payments during fiscal 2002	(1,447)	(10,302)	(11,749)

Accrued at January 31, 2002	16,401	5,151	21,552
Cash payments during fiscal 2003	(3,784)	(5,151)	(8,935)

Accrued at January 31, 2003	12,617	—	12,617
Cash payments during fiscal 2004	(2,770)	—	(2,770)

Accrued at January 31, 2004	$9,847	$—	$9,847

Additionally, during the fourth quarter of fiscal 2002, the Company reduced the scope and re-evaluated the timing of the planned construction of facilities at its San Jose, California headquarters, resulting in an additional facilities related charge of $5.0 million which was included in the charge to operating expenses. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Notes Payable and Other Obligations

Notes payable and other obligations

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations are as follows (in thousands):

Principal Amount
Year ending January 31,
2005	$493
2006	1,364
2007	679
2008	678
2009	543
Thereafter	769

$4,526

Convertible subordinated notes

In December 1999, the Company completed the sale of $550 million of Notes due 2006 in an offering to Qualified Institutional Buyers. The 2006 Notes bear interest at a fixed rate of 4 percent and are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time, in cash plus a premium of up to 2.3% plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

Land lease debt

As discussed in Footnote 1 Significant Accounting Policies, Change in Accounting Principle, on August 1, 2003, we consolidated the land lease debt of $325.3 million. Prior to August 2003, we had expensed certain non-cash interest costs associated with the land lease arrangement during the period from November 1, 2001 to July 31, 2003 totaling $19.7 million. These costs are recorded as accrued liabilities related to land lease on our balance sheet. On October 15, 2003, we repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of January 31, 2004, $19.7 million of which is recorded in current liabilities and $191.6 million of which is recorded as long-term debt in the accompanying condensed consolidated balance sheet.

The long-term debt related to the land lease matures in February 2006. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) and the effective interest rate will fluctuate based on changes in LIBOR as well as changes in the Company’s financial position as specified in the lease agreement. The effective annual interest rate was approximately 2.78 percent as of January 31, 2004. Interest payments are made at intervals ranging from thirty days to six months, as elected by the Company. In connection with the long-term debt related to the land lease, the Company must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2004, the Company is in compliance with all financial covenants.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	January 31,
	2004	2003	2002
Federal:
Current	$22,864	$12,513	$21,939
Deferred	(4,682)	(7,341)	(19,008)
State:
Current	9,375	9,795	8,429
Deferred	(2,446)	(3,798)	(4,159)
Foreign:
Current	25,749	24,778	24,209

Provision for income taxes	$50,860	$35,947	$31,410

Pretax income from foreign operations was approximately $129.1 million, $127.5 million, and $97.9 million for fiscal 2004, 2003 and 2002, respectively.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

	For the Fiscal Year Ended January 31,
	2004	2003	2002
Tax provision (benefit) at U.S. statutory rate	$59,337	$41,938	$(1,494)
State income taxes, net of federal benefit	4,504	3,898	2,776
Nondeductible amortization of goodwill	—	—	14,301
Nondeductible impairment of goodwill	—	—	25,819
Foreign income and withholding taxes	(13,477)	(10,420)	(10,489)
Other	496	531	497

Provision for income taxes	$50,860	$35,947	$31,410

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets for federal and state income taxes are as follows (in thousands):

	January 31,
	2004	2003
Deferred tax assets:
Deferred revenue	$17,584	$21,020
Accruals and reserves	20,589	19,754
Equity investment write-downs	15,286	27,421
Net operating loss carry forwards	54,961	74,696
Capital loss carry forwards	12,952	—
Credit carry forwards	25,154	15,453
Property and equipment	9,933	11,482
Intangible assets	54,711	49,521
Other	20	20

Subtotal	211,190	219,367
Valuation allowance	(178,319)	(199,345)

Total deferred tax assets	$32,871	$20,022

Deferred tax liabilities:
U.S. deferred taxes for unremitted foreign earnings	(34,993)	(24,836)

Net deferred tax liabilities	$(2,122)	$(4,814)

Realization of deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2004 and 2003. The valuation allowance decreased by approximately $21.0 million in fiscal year 2004, decreased by approximately $12.2 million in fiscal year 2003 and increased by approximately $43.0 million in fiscal year 2002. Of the total valuation allowance amounts listed above, approximately $168.4 million and $189.5 million of the valuation allowance at January 31, 2004 and 2003, respectively, relates to tax benefits associated with exercises of stock options, which will reduce income taxes payable and be credited to additional paid-in capital when realized.

As of January 31, 2004, the Company had federal net operating loss carry forwards of approximately $147.0 million, which will expire in 2009 through 2022. Utilization of net operating loss carry forwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carry forwards before full utilization.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity

Share activity

The following table represents changes in outstanding shares of common stock (in thousands):

Common stock
Balance at January 31, 2001	390,196
Shares issued under stock option and stock purchase plans	10,769
Issuance of common stock	1,165
Conversion of debt obligations	1,730

Balance at January 31, 2002	403,860
Shares issued under stock option and stock purchase plans	8,672
Issuance of common stock	100
Purchases of treasury stock	(6,881)

Balance at January 31, 2003	405,751
Shares issued under stock option and stock purchase plans	10,533
Issuance of common stock	119
Purchases of treasury stock	(8,013)

Balance at January 31, 2004	408,390

Common stock

The Company has issued shares of its common stock to certain employees of the Company, pursuant to which the Company has the right to repurchase the shares of common stock sold to such employees at the original issuance price upon the employee’s termination of employment. The repurchase option of these shares expires monthly over a four-year period, subject to acceleration upon the occurrence of certain events. As of January 31, 2004, approximately 203,000 shares were subject to the Company’s right of repurchase.

The Company has reserved shares of common stock for future issuance at January 31, 2004, as follows (in thousands):

Shares reserved for Incentive Stock Option Plans	119,684
Shares reserved for Employee Stock Purchase Plan	7,040
Shares reserved for conversion of convertible notes payable (2006 Notes)	15,873

Total common stock reserved for future issuance	142,597

On February 1, 2004, 20.0 million additional shares became available for issuance under the Incentive Stock Option Plans and 4.0 million additional shares became available for issuance under the Employee Stock Purchase Plan

Share Repurchase Program

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. An insignificant number of shares were repurchased in fiscal 2002. In fiscal 2003, approximately 6.9 million shares of the Company’s common stock were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, approximately 8.0 million shares of the Company’s common stock were repurchased at a total cost of approximately $81.2 million.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred compensation

During fiscal 2003, the Company granted approximately 5.9 million discounted stock options to certain employees and executive officers with an exercise price that was lower than the fair market value of the Company’s stock on the date of grant (“grant date fair value”). The discounts on these stock options ranged from 25 percent to 50 percent of the grant date fair value. The exercise prices of these stock options range from $2.78 to $6.46, and the weighted average exercise price of these stock options was $3.61. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the exercise price of the stock options was approximately $11.7 million, which was recorded as deferred compensation. This balance is amortized on a straight-line basis over the three and four year vesting terms of the stock options. During fiscal 2003, the Company also granted 100,000 shares of restricted stock with a purchase price of $0.01 per share and a vesting term of one year. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the purchase price of the restricted stock was approximately $1.2 million, which was recorded as deferred compensation and is amortized over the one year vesting term. During fiscal 2004, the Company also granted 100,000 shares of restricted stock with a purchase price of $0.01 per share and a vesting term of four year. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the purchase price of the restricted stock was approximately $1.3 million, which was recorded as deferred compensation and is amortized over the four year vesting term.

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

During fiscal 2004, the total amortization of deferred compensation was $8.6 million of which $3.9 million related to the discounted stock options granted during fiscal 2003, $1.3 million related to restricted stock granted during fiscal 2003 and fiscal 2004, and $3.4 million related to stock granted in connection with acquisition during fiscal 2002.

During fiscal 2003, the total amortization of deferred compensation was $6.5 million of which $1.9 million related to the discounted stock options granted during fiscal 2003, $0.1 million related to restricted stock granted during fiscal 2003, and $4.5 million related to stock granted in connection with acquisition during fiscal 2002.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2002, the total amortization of deferred compensation was $1.4 million of which $0.7 million related to restricted stock granted during fiscal 2002, and $0.7 million related to stock granted in connection with acquisition during fiscal 2002.

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

Information with respect to option activity under the Company’s stock option plans are summarized as follows:

(shares in thousands)	Options outstanding	Exercise price per share	Weighted average exercise price per share
Options outstanding at January 31, 2001	55,289	$0.07-$85.56	$16.97
Granted	24,022	$6.27-$60.50	$20.00
Exercised	(8,960)	$0.07-$37.87	$4.22
Canceled	(9,437)	$0.07-$85.56	$27.32

Options outstanding at January 31, 2002	60,914	$0.07-$85.56	$18.43
Granted	29,543	$2.78-$16.04	$6.82
Exercised	(6,229)	$0.07-$12.99	$4.75
Canceled	(9,233)	$0.31-$85.56	$23.55

Options outstanding at January 31, 2003	74,995	$0.07-$85.56	$14.37
Granted	12,020	$9.51-$14.48	$11.43
Exercised	(7,762)	$0.07-$13.72	$5.67
Canceled	(6,951)	$2.90-$85.56	$20.78

Options outstanding at January 31, 2004	72,302	$0.07-$85.56	$14.20

Options exercisable at January 31, 2004	37,875	$0.07-$85.56	$16.84

Options exercisable at January 31, 2003	29,526	$0.07-$85.56	$17.02

Options exercisable at January 31, 2002	23,369	$0.07-$85.56	$13.84

Options available for grant at January 31, 2004	47,382

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes model under FAS 123, was as follows:

	Fiscal 2004	Fiscal 2003	Fiscal 2002
Stock options granted with an exercise price equal to the Company’s stock price on date of grant	$5.57	$3.92	$11.78
Stock options granted with an exercise price less than the Company’s stock price on date of grant	$—	$3.64	$—

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about outstanding and exercisable stock options at January 31, 2004:

	Outstanding			Exercisable
	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
	(shares in thousands)
Range of per share exercise prices
$ 0.07–$ 4.16	9,933	6.53	$3.07	7,224	$2.91
$ 4.19–$ 5.55	13,587	7.59	$5.12	6,372	$4.89
$ 5.56–$ 6.51	3,021	6.51	$6.18	2,015	$6.11
$ 6.56–$ 9.29	5,034	7.46	$8.45	2,882	$8.12
$ 9.44–$11.29	7,464	8.81	$10.52	1,157	$10.75
$11.41–$11.70	9,389	7.74	$11.67	4,918	$11.66
$11.72–$15.24	8,125	9.16	$12.85	912	$13.87
$15.38–$33.00	7,539	7.10	$25.04	5,211	$25.47
$33.19–$65.88	7,308	6.42	$44.00	6,499	$43.46
$67.31–$85.56	902	6.74	$74.03	685	$73.95

$ 0.07–$85.56	72,302			37,875

Employee stock purchase plan

In March 1997, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP Plan”) for all employees meeting certain eligibility criteria. Under the ESPP Plan, employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85 percent of the lower of the closing sale price of BEA’s Common Stock reported on the Nasdaq National Market (“Nasdaq”) at the beginning or the end of each six-month offering period. Additionally, the price paid by the employee will not exceed 85 percent of the closing sale price as reported on Nasdaq at the beginning of a 24 month period that restarts in January or July of every second year, determined by the employee’s enrollment date in the plan. Eligible employees may purchase common stock through payroll deductions by electing to have between one percent and 15 percent of their compensation withheld, subject to certain limitations. Annually, the number of shares available in the ESPP Plan automatically increases by an amount equal to the lesser of 24 million shares or six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock option plan. Approximately 2.9 million, 2.4 million, and 1.8 million shares for total proceeds of approximately $23.3 million, $19.5 million and $24.7 million were sold through the ESPP Plan in fiscal 2004, 2003 and 2002, respectively. At January 31, 2004, 23.2 million shares had been issued under the ESPP Plan and 7.0 million shares were reserved for future issuance. On February 1, 2004, four million additional shares became available for issuance under the Employee Stock Purchase Plan. The weighted average grant date fair value of the ESPP shares was $4.30, $4.99 and $18.82 in fiscal years 2004, 2003 and 2002, respectively.

13.    Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	January 31,
	2004	2003	2002
Foreign currency translation adjustment	$9,519	$(1,125)	$(6,602)
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $118, $889 and $55 in fiscal 2004, 2003, and 2002 respectively	274	2,071	128

Total accumulated other comprehensive income (loss)	$9,793	$946	$(6,474)

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Geographic Information and Revenue by Type of Product or Service

Geographic information

Information regarding the Company’s operations by geographic area is as follows (in thousands):

	January 31,
	2004	2003	2002
Total revenues:
Americas	$547,875	$509,283	$554,853
Europe, Middle East and Africa (EMEA)	307,123	275,380	290,366
Asia/Pacific (APAC)	157,494	149,395	130,674

	$1,012,492	$934,058	$975,893

Long-lived assets(1) (at end of year):
Americas	$439,784	$273,452
EMEA	3,613	5,090
APAC	7,186	7,520

	$450,583	$286,062

(1)	Long-lived assets include all long-term assets except those specifically excluded under the Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes.

The Company generally assigns revenues to geographic areas based on the location from which the invoice is generated. Certain large revenue transactions with multi-national customers are allocated to multiple regions based on the relative contribution of each region to the overall sales effort. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2004 was the United States with $503.9 million or 49.8 percent and the United Kingdom with $110.3 million or 10.9 percent. The only individual country that accounted for more than 10 percent of total revenues in fiscal 2003 was the United States, which was $476.6 million or 51.0 percent. The only individual countries with revenues greater than 10 percent of total revenues in fiscal 2001 was the United States with 58.4 percent or $478.6 million and the United Kingdom with 10.3 percent or $84.7 million. The only individual country which accounted for more than 10 percent of total long-lived assets in any of fiscal 2004, and fiscal 2003 was the United States with $439.5 million or 97.6 percent, and $273.0 million or 95.4 percent, respectively.

Revenue by type of product or service

The Company considers all license revenue derived from its various software products to be revenue from a group of similar products.

The following table provides a breakdown of services revenue by similar type (in thousands):

	Fiscal Year Ended January 31,
	2004	2003	2002
Consulting and education revenues	$117,283	$113,031	$140,587
Customer support revenues	374,162	305,144	237,397

Total Services revenue	$491,445	$418,175	$377,984

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Supplemental Cash Flow Disclosures

Cash payments for interest were $26.5 million, $22.1 million, and $22.3 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. Cash payments for income taxes were approximately $15.6 million, $10.4 million and $9.7 million for fiscal 2004, fiscal 2003 and fiscal 2002, respectively. In fiscal 2004, fiscal 2003 and fiscal 2002, the convertible debt holders converted approximately $0, $0 and $11.4 million, respectively, of the 2005 Notes into common stock. The value of stock issued in connection with business acquisitions in fiscal 2004, fiscal 2003 and fiscal 2002 was $0, $0 and $27.9 million, respectively. The Company recorded deferred compensation during fiscal 2004 of approximately $1.3 million for restricted common stock and for stock options granted with an exercise price lower than the fair market value of the Company’s stock on the date of grant. The Company recorded a tax benefit from stock options of $41.2 million, $27.0 million, and $17.9 million in fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

16.    Commitments and Contingencies

Operating Leases

The Company leases its facilities under operating lease arrangements with remaining terms ranging from less than one year up to 8 years. Certain of the leases provide for specified annual rent increases as well as options to extend the lease beyond the initial term for additional terms ranging from one to 15 years. The Company has entered into agreements to sublease portions of its leased facilities, the rental income from which is not significant, and, therefore, is not included as a reduction in the amounts shown in the following table.

Approximate annual minimum operating lease commitments (in thousands):

January 31,	Commitments
2005	$42,610
2006	35,690
2007	29,494
2008	19,973
2009	14,501
Thereafter	28,787

Total minimum lease payments	$171,055

As of January 31, 2004, the Company’s expected future sublease rental income was $8.7 million.

As discussed in the “Change in Accounting Principle” section on page 60 of this document, on August 1, 2003, we recorded the carrying value of leased land and the related debt that had previously been accounted for as an operating lease. Prior to August 1, 2003, the carrying costs associated with the land of approximately $2.2 million per quarter were accounted for as rent expense, which was recorded as operating expenses and cost of services. Subsequent to August 1, 2003, these carrying costs are recorded as interest expense.

Total rent expense charged to operations for fiscal 2004, fiscal 2003 and fiscal 2002 was approximately $46.9 million, $55.5 million and $37.7 million, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of January 31, 2004 or January 31, 2003. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of January 31, 2004.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled “Election of Directors,” “Management” and “ Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement with respect to the Registrant’s 2003 Annual Meeting to be filed with the SEC within 120 days of January 31, 2004 (the “Proxy Statement”).

We have adopted a code of ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. This code of ethics attached hereto as an exhibit and incorporated herein by reference. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website in accordance with SEC rules.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the section entitled “Principal Accountants Fees and Services” in the proxy statement is incorporated herein by this reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

(3) Exhibits

Exhibit	Description
2.1	Agreement and Plan of Merger dated January 28, 2003, by and among BEA Systems, Inc., Cardinal Acquisition Corp., CrossLogix, Inc., Kenneth Schroeder and Mark Moriconi.(12)

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation(7)

3.2	Registrant’s Amended and Restated Bylaws(13)

4.1	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein(1)

4.2	Form of Indenture Agreement for the 4% Convertible Subordinated Notes due June 15, 2005(4)

4.3	Form of Promissory Note for the 4% Convertible Subordinated Notes due June 15, 2005(4)

4.4	Form of Purchase Agreement for the 4% Convertible Subordinated Notes due June 15, 2005(4)

4.5	Form of Registration Rights Agreement for the 4% Convertible Subordinated Notes due June 15, 2005(4)

4.6	Form of Indenture Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(6)

4.7	Form of Promissory Note for the 4% Convertible Subordinated Notes due December 15, 2006(6)

4.8	Form of Purchase Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(6)

4.9	Form of Registration Rights Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(6)

4.10	Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated as of September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights(9)

4.11	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of January 15, 2003(11)

10.1	Employment Agreement between the Registrant and the three founders dated as of September 28, 1995(1)*

Exhibit	Description
10.2	Form of Promissory Notes entered into between the Registrant, William T. Coleman III, Edward W. Scott, Jr. and Alfred S. Chuang each dated September 28, 1995(1)

10.3	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto(1)

10.4	Lease Agreement between the Registrant and William H. and Leila A. Cilker dated November 15, 1995 and First Amendment thereto(1)

10.5	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder(1)*

10.6	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder(2)*

10.7	Registrant’s 1997 Employee Stock Purchase Plan, including forms of agreements thereunder(2)*

10.8	License Agreement between the Registrant and Digital Equipment Corporation, dated January 31, 1997 and Amendments thereto(3)

10.9	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, dated December 26, 1997(5)

10.10	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, dated December 26, 1997(5)

10.11	Employment Agreement between the Registrant and Alfred S. Chuang dated as of September 1, 1999(7)*

10.12	Employment Agreement between the Registrant and William T. Coleman III dated as of September 1, 1999(7)*

10.13	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated September 24, 1999(7)

10.14	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated March 15, 2000(7)

10.15	Registrant’s 2000 NonQualified Stock Incentive Plan, including forms of agreements thereunder(7)*

10.16	Form of Lease agreement between the Registrant and ABN AMRO Leasing, Inc., dated February 13, 2001(8)

10.17	Registrant’s Amended 1997 Employee Stock Purchase Plan(8)*

10.18	Secured Full Recourse Promissory Note between the Registrant and William T. Coleman, III and Claudia L. Coleman, dated November 2, 2001(10)*

10.19	BEA Systems, Inc. Employment Agreement between the Registrant and William T. Coleman III dated November 2, 2001(10)*

10.20	Amendment of Employment Agreement of Alfred S. Chuang dated November 2, 2001(10)*

10.21	Form of Employment Agreement between the Registrant and Charles Ill, III(14)*

10.22	Fiscal 2004 Executive Staff Bonus Plan(14)*

10.23	Forms of Restricted Stock Purchase Award Agreements between the Registrant and Charles Ill, III(15)*

10.24	Amended and Restated Employment Agreements between the Registrant and Named Executive Officers of the Registrant*

10.25	Amended and Restated Employment Agreements, and Forms of Amended and Restated Employment Agreements between the Registrant and Executive Officers of the Registrant*

11.1	Statement re: computation of income (loss) per share (included on pages 59 of this Report)

Exhibit	Description
12.1	Ratio of Earnings to Fixed Charges

14.1	Financial Officer Code of Ethics

21.1	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Auditors

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the SarbanesOxley Act of 2002.

31.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the SarbanesOxley Act of 2002.

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002.

32.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the SarbanesOxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2, filed January 31, 1997
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed March 20, 1997
(3)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed April 3, 1997
(4)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed September 9, 1998
(5)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-KSB, filed April 30, 1998
(6)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed March 13, 2000
(7)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed May 1, 2000
(8)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed May 1, 2001
(9)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 8-A12G, filed October 1, 2001
(10)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 23, 2002
(11)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-A12G/A, filed January 22, 2003
(12)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-K, filed February 14, 2003
(13)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002
(14)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 30, 2003
(15)	Incorporated by reference to such exhibit as filed in the Registrant’s Reports on Form 10-K, filed April 30, 2003 and on Form 10-Q, filed December 15, 2003
*	Denotes a management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K and 8-K/A

On February 19, 2004, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary results for its fourth quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEA SYSTEMS, INC.

By:	/s/ WILLIAM M. KLEIN

William M. Klein
Chief Financial Officer and Executive Vice President

By:	/s/ MARK P. DENTINGER

Mark P. Dentinger Senior Vice President and Principal Accounting Officer

April 14, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED S. CHUANG Alfred S. Chuang	President, Chief Executive Officer and Chairman of the Board	April 14, 2004

/s/ WILLIAM T. COLEMAN III William T. Coleman III	Director	April 14, 2004

Carol A. Bartz	Director	April 14, 2004

/s/ STEWART K.P. GROSS Stewart K.P. Gross	Director	April 14, 2004

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	April 14, 2004

/s/ DEAN O. Morton Dean O. Morton	Director	April 14, 2004

/s/ L. DALE CRANDALL L. Dale Crandall	Director	April 14, 2004

/s/ GEORGE REYES George Reyes	Director	April 14, 2004

BEA SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Year Ended January 31, 2004, 2003 and 2002

(in thousands)

	Balance at beginning of period	Additions	Deductions (i)	Balance at end of period
January 31, 2004
Allowance for doubtful accounts	$11,210	—	$3,440	$7,770
January 31, 2003
Allowance for doubtful accounts	$10,700	$3,489	$2,979	$11,210
January 31, 2002
Allowance for doubtful accounts	$9,399	$8,669	$7,368	$10,700

(i)	uncollectible accounts written off, net of recoveries