Form 10-Q
period 2004-04-30
BEA SYSTEMS INC
filed 2004-06-09
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

As of May 31, 2004, there were approximately 407,190,421 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2004	2003
Revenues:
License fees	$120,152	$122,339
Services	142,483	114,955

Total revenues	262,635	237,294
Cost of revenues:
Cost of license fees	6,471	5,897
Cost of services	48,981	46,817
Amortization of certain acquired intangible assets	3,228	5,017

Total cost of revenues	58,680	57,731

Gross profit	203,955	179,563
Operating expenses:
Sales and marketing	100,611	91,909
Research and development	34,942	34,830
General and administrative	21,615	18,610
Facilities consolidation	7,665	—

Total operating expenses	164,833	145,349

Income from operations	39,122	34,214
Interest and other, net:
Interest expense	(7,285)	(5,543)
Net loss on sale of equity investments	—	(198)
Interest income and other, net	4,354	6,463

Total interest and other, net	(2,931)	722

Income before provision for income taxes	36,191	34,936
Provision for income taxes	10,857	10,481

Net income	25,334	24,455
Other comprehensive income:
Foreign currency translation adjustments	301	83
Unrealized loss on available-for-sale investments, net of income taxes	(1,576)	(221)

Comprehensive income	$24,059	$24,317

Net income per share:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

Number of shares used in per share calculations:
Basic	409,660	402,710

Diluted	425,840	419,130

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	April 30, 2004	January 31, 2004
Assets
Current assets:
Cash and cash equivalents	$707,940	$683,729
Restricted cash	1,633	1,583
Short-term investments	851,248	783,288
Accounts receivable, net	205,815	268,526
Other current assets	39,773	32,480

Total current assets	1,806,409	1,769,606
Property and equipment, net	354,692	358,497
Goodwill, net	56,100	56,100
Acquired intangible assets, net	12,768	15,997
Long-term restricted cash	5,380	3,880
Other long-term assets	15,695	16,109

Total assets	$2,251,044	$2,220,189

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,575	$18,534
Accrued facilities consolidation charges	15,237	9,847
Accrued payroll and related liabilities	49,946	61,155
Accrued income taxes	47,248	43,725
Accrued liabilities	80,028	74,968
Deferred revenues	267,966	273,879
Accrued liabilities related to land lease	19,656	19,656
Deferred tax liabilities	—	600
Current portion of notes payable	494	493

Total current liabilities	491,150	502,857
Deferred tax liabilities	23	1,522
Notes payable and other long-term obligations	4,125	4,033
Long-term debt related to land lease	191,639	191,639
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	411	408
Additional paid-in capital	1,131,039	1,112,703
Treasury stock, at cost	(123,303)	(123,303)
Retained earnings (deficit)	6,333	(19,001)
Deferred compensation	(8,891)	(10,462)
Accumulated other comprehensive income	8,518	9,793

Total stockholders’ equity	1,014,107	970,138

Total liabilities and stockholders’ equity	$2,251,044	$2,220,189

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended April 30,
	2004	2003
Operating activities:
Net income	$25,334	$24,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,739	7,297
Amortization of deferred compensation	1,571	2,266
Amortization of acquired intangible assets	3,228	5,017
Tax benefit from exercise of stock options	6,300	9,824
Facilities consolidation	6,859	—
Changes in operating assets and liabilities	28,742	(13,922)
Other	3,352	5,560

Net cash provided by operating activities	82,125	40,497

Investing activities:
Purchases of property and equipment	(2,690)	(3,961)
Payments for acquisitions, net of cash acquired	(200)	(4,129)
Purchases of available-for-sale short-term investments	(348,884)	(145,582)
Proceeds from maturities of available-for-sale short-term investments	49,793	30,800
Proceeds from sales of available-for-sale short-term investments	226,002	119,318
Other	(47)	353

Net cash used in investing activities	(76,026)	(3,201)

Financing activities:
Increase in restricted cash for collateral on land lease transaction	—	(21,226)
Net proceeds received for employee stock purchases	19,389	9,836
Purchases of treasury stock	—	(51,999)

Net cash provided by (used in) financing activities	19,389	(63,389)

Net increase (decrease) in cash and cash equivalents	25,488	(26,093)
Effect of exchange rate changes on cash and cash equivalents	(1,277)	447
Cash and cash equivalents at beginning of period	683,729	578,717

Cash and cash equivalents at end of period	$707,940	$553,071

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2005 (“fiscal 2005”).

The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and all subsidiaries. The Company also consolidated as of August 2003 a variable interest entity of which the Company is the primary beneficiary pursuant to Financial Accounting Standards Board (or FASB) Interpretation No. 46R (“FIN 46R”), a revision to Interpretation 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. Material intercompany accounts and transactions have been eliminated.

Use of estimates

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Revenue recognition

The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, as amended. Revenue from software license agreements is recognized when the basic elements of software revenue recognition have been established (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When licenses are sold together with services, license fees are recognized upon delivery, provided that (1) the basic elements of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The majority of license fees are recognized in this manner.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the fee due from the customer is not fixed or determinable, including in certain circumstances where terms are extended, revenue is recognized as payment is made, assuming all other revenue recognition criteria have been met. In certain regions or countries where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized only when full cash payment is received from the customer. Revenue arrangements with resellers are recognized when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (“ISVs”) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or when the Company receives persuasive evidence that the ISV has sold the products to an end user customer, depending upon the facts and circumstances and BEA’s past experience with the particular ISV. License revenue on a majority of ISV arrangements is recognized upon shipment to the ISV. None of the Company’s resellers or ISV have rights of return.

Services revenue includes consulting services, customer support and education. Consulting revenue and the related cost of services are recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. The amount of consulting contracts recognized on a percentage of completion basis has not been significant to date. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenue is recognized ratably over the term of the support period (generally one year) and education revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

The Company rarely purchases software products from vendors who are also customers of BEA. For contemporaneous exchanges of software products, the transaction is generally recorded on a net basis (i.e. revenue or expense is recognized equal to the net cash exchanged in the transaction).

Accounts receivable

Accounts receivable are stated net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful. Allowances are made based upon a review of significant outstanding invoices. For those invoices not reviewed, allowances are provided based upon a percentage of expected uncollectible accounts. In determining these percentages, the Company analyzes its historical collection experience and current economic trends including such factors as geography and industry of the customer.

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation” – Transition and Disclosure” (collectively referred to as “SFAS 123”, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options Three months ended April 30,		Employee stock purchase plan Three months ended April 30,
	2004	2003	2004	2003
Expected life (in years)	4.0	4.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	4.08%	2.87%	1.22%-2.18%	1.34% to 1.78%
Expected volatility	63%	65%	54%	80%

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended April 30,
	2004	2003
Net income as reported	$25,334	$24,455
Add back:
Stock-based employee compensation expense included in reported net income	1,680	1,917
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards,	(36,015)	(45,012)

Pro forma net loss	$(9,001)	$(18,640)

Basic and diluted net income per share as reported	$0.06	$0.06

Pro forma basic net loss per share	$(0.02)	$(0.05)

Pro forma diluted net loss per share	$(0.02)	$(0.04)

Consistent with FAS 109 and the Company’s recognition of its deferred tax assets, the reconciliation above does not include any tax impact on the stock-based employee compensation expense as the resulting deferred tax asset would be offset by an additional valuation allowance.

Projects funded by third parties

The Company occasionally enters into product development agreements with third parties that provide funding to BEA, which is intended by BEA and the third party to offset certain operating costs incurred by BEA. Such amounts are recorded as a reduction in BEA’s operating expenses. During the first quarter of fiscal 2005 and 2004, approximately $2.7 million and $3.2 million, respectively, of third party funding was recorded as a reduction in operating expenses.

Note 2.	Related Party Transactions

Loans to executives and officers

We have secured notes receivable from two executives totaling approximately $1.4 million as of April 30, 2004 and as of January 31, 2004. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum and are due and payable on April 3, 2006 and May 10, 2007, respectively, or upon the termination of employment with us. The notes maybe repaid at anytime prior to the due date.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, our Chief Executive Officer of the Company, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at April 30, 2004 or January 31, 2004.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the first quarters of fiscal 2005 and 2004 were insignificant.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended April 30,
	2004	2003
Numerator:
Numerator for basic net income per share:
Net income available to common shareholders	$25,334	$24,455

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	409,840	403,015
Weighted average shares subject to repurchase and shares held in escrow	(180)	(305)

Denominator for basic net income per share, weighted average shares outstanding	409,660	402,710
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	16,180	16,420

Denominator for diluted net income per share	425,840	419,130

Basic and diluted net income per share	$0.06	$0.06

The computation of diluted net income per share for the three months ended April 30, 2004 and 2003 excludes the impact of options to purchase 16.0 million and 35.3 million shares of common stock, respectively, and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) which are convertible into 15.9 million shares of common stock at both April 30, 2004 and 2003, as such impact would be anti-dilutive for these periods.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Property and Equipment

Property and equipment consist of the following (in thousands):

	April 30, 2004	January 31, 2004
Land	$306,539	$306,388
Computer hardware and software	80,083	77,698
Furniture and equipment	33,681	33,342
Leasehold improvements	42,483	42,677
Furniture and equipment under capital leases	1,538	1,538

	464,324	461,643
Accumulated depreciation and amortization	(109,632)	(103,146)

	$354,692	$358,497

Note 5.	Acquired Intangible Assets

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	April 30, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$120,936	$(108,943)	$11,993
Non-compete agreements	26,745	(25,970)	775

Total	$147,681	$(134,913)	$12,768

	January 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$120,936	$(105,914)	$15,022
Non-compete agreements	26,745	(25,770)	975

Total	$147,681	$(131,684)	$15,997

The total expected future amortization related to acquired intangible assets as of April 30, 2004 is provided in the table below (in thousands):

Future amortization
Nine months ending January 31, 2005	$9,247
Fiscal year ending January 31, 2006 (“fiscal 2006”)	3,521

Total	$12,768

Note 6.	Facilities Consolidation Charges

During the first fiscal quarter of 2005, the Company approved a plan to consolidate certain facilities in regions including the United States and Canada. A facilities consolidation charge of $7.7 million was recorded using management’s best estimates and was based upon the present value of the remaining future lease

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitments for vacant facilities, net of the present value of the estimated future sublease income. The facilities consolidation charge also included the write-off of approximately $0.8 million of unamortized leasehold improvements. During the fiscal year ended January 31, 2002 (“Fiscal 2002”), the Company approved a plan to consolidate certain facilities in the United States, Canada, and Germany. The Company recorded a facilities consolidation charge of $20.0 million based on the remaining future lease commitments for vacant facilities, net of estimated future sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources.

As a result of these consolidation activities, at April 30, 2004, $15.2 million of lease termination costs remained accrued, net of anticipated sublease income. These accrued costs are expected to be fully expended by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. The following table summarizes the charge in fiscal 2002 and fiscal 2005, and the activity related to the facilities consolidation liability during the fiscal year ended January 31, 2003 (“Fiscal 2003”), the fiscal year ended January 31, 2004 (“Fiscal 2004”), and the three months ended April 30, 2004 (in thousands):

Facilities consolidation
Charges accrued during fiscal 2002 included in operating expenses	$20,000
Write-off of leasehold improvements	(2,152)
Cash payments during fiscal 2002	(1,447)

Accrued at January 31, 2002	16,401
Cash payments during fiscal 2003	(3,784)

Accrued at January 31, 2003	12,617
Cash payments during fiscal 2004	(2,770)

Accrued at January 31, 2004	9,847
Cash payments during the three months ended April 30, 2004	(1,469)
Charges accrued during the three months ended April 30, 2004 included in operating expenses (net of write-off of leasehold improvements of $806)	6,859

Accrued at April 30, 2004	$15,237

Note 7.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	April 30, 2004	January 31, 2004
Foreign currency translation adjustments	$9,821	$9,519
Unrealized gain (loss) on available-for-sale investments, net of income tax	(1,303)	274

Total accumulated other comprehensive income	$8,518	$9,793

Note 8.	Common Stock and Treasury Stock

During the three months ended April 30, 2004, the Company issued 2.2 million shares of common stock and received $12.0 million in proceeds resulting from the exercise of employee stock options.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded a tax benefit from stock options of $6.3 million and $9.8 million in the three months ended April 30, 2004 and 2003, respectively.

In September 2001 and March 2003, the Board of Directors approved an aggregate repurchase of up to $200.0 million of our common stock under the Share Repurchase Program. In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were purchased at a total cost of approximately $81.2 million, leaving approximately $76.7 million of the approval limit available for share repurchases under the Share Repurchase Program. No repurchases were done in the first quarter of fiscal 2005 under the Share Repurchase Program. Subsequent to the quarter ended April 30, 2004, the Board of Directors approved an additional repurchase of up to $200.0 million of our common stock under the Share Repurchase Program.

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

Warranties and indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure under such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of April 30, 2004 or January 31, 2004. To date, the Company’s warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of April 30, 2004 or January 31, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (“BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and subsequent SEC filings. This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: future company performance; financial and product performance; market growth; revenue mix; future opportunities; performance of geographic and business sectors; foreign exchange rates; new product features and benefits; assumptions about market growth; financial models; financial assumptions; the use of a different valuation model to value stock options; the utilization of lease termination costs; the amount of ultimate liability of any litigation; critical accounting policies; the fluctuation of revenues of regions as a percentage of total revenues; adjustments to facilities consolidation charges; the development of further integration technologies and features; the continuation of certain products accounting for a majority of revenue; the significant advantages of a standards-based approach; use of the application server for essential services, and a tightly integrated platform product; the construction of additional corporate offices and research and development facilities; the continuation of growth through acquisitions; seasonality of orders and sales; the investment in programs and strategies to attract developers using non-Java platforms; sufficiency of existing cash; future amortization expenses associated with intangible assets; the commitment of substantial resources to product development and engineering; fluctuation of revenues and operating results; continued investment in WebLogic Platform 8.1; the expansion of relationships with distributors and ISVs; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; an increase in staff and improvement in financial reporting and controls; the estimate and fluctuation of interest payments; estimates of future cash flows; the evaluation of the realizability of deferred tax assets; the trend toward increased high dollar transactions; the dependence on continued expansion of international operations; the dependence on our ability to attract and retain highly skilled personnel; our acquisition strategy; the slowdown of service revenue; completion of structural changes in the Americas sales organization; the goal to sell more broadly inside customer organization; and the focus on developing products to address the integration market. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors that May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factors.

Overview

BEA® is the world’s leading application infrastructure software provider. Our WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. The BEA WebLogic™ Enterprise Platform consists of BEA WebLogic Server™, the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA Liquid Data for WebLogic™, a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA WebLogic Workshop™, a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; BEA Weblogic JRockit™ JVM, a server centric Java Virtual Machine (“JVM”); WebLogic Enterprise Security™, an application security infrastructure solution; and BEA Tuxedo®, a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

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

Investment in Distribution.    In the first quarter of fiscal 2005, we implemented changes in our Americas distribution organization. These changes included signing relationships with a value-added distributor and several value-added resellers (“VARs”), creating a new general accounts region within our Americas sales organization primarily to coordinate our efforts with the VARs, reassigning personnel to staff this newly created general accounts region, transitioning customer relationships for these reassigned personnel, transitioning customer accounts to be focused on by the general accounts region and the VARs, moving the location of our telesales organization, and hiring a significant number of new employees in the Americas sales organization. We believe these changes disrupted the sales process in our first quarter of our fiscal 2005 more than we anticipated, and contributed significantly to reducing our revenue in North America in this quarter. Although we currently believe the structural changes have been substantially completed, the adverse impact of these changes will continue into our second quarter of our fiscal 2005 and for some time thereafter. For example, it will take time to transition customer relationships, to train the new personnel and to train the VARs. In addition, after the close of our first quarter of our fiscal 2005, the Vice President in charge of our Americas sales organization resigned from the company. In the interim, our Executive Vice President of worldwide sales is directly managing the Americas sales organization. Based in part on adverse the impact on our revenue resulting from the disruptions we experienced in our first quarter of our fiscal 2005, we believe that there is a significant risk that the ongoing adverse impact of these changes to our Americas sales and distribution organizations, together with the absence of a dedicated executive leading our Americas sales organization, could negatively impact our revenue in the Americas in our second quarter of our fiscal 2005 and beyond.

Investment in Platform Product.    In the Fall of 2001, we announced a new focus on a platform approach. Primarily known as an application server provider, our platform strategy converged application server, integration, portal, security, development and deployment tools, and operations, administration and management into a single product offering. Our approach was to unify these technologies into a single code base, with a single installation, single development and deployment tools and single management console. Delivering a platform product required significant research and development investment in areas that were relatively new to us, such as security, integration and tools, and also required significant investment in research and development in order to unify various technologies into a single code base. Selling and marketing a platform product also requires significant investment in marketing to educate customers and prospects, and significant investment to educate our sales force. One goal of the platform approach is to sell more broadly inside customer organizations, and also to sell at higher levels in the customer organizations. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We recently released our WebLogic Platform™ 8.1 product in July 2003, and are actively working on the transitions inside the sales force, product market and customer base.

Investment in Integration Technologies.    In the spring of 2001, we announced a new focus on developing products to address the integration market. To address this market, we introduced BEA WebLogic Integration in July 2001, and a series of BEA branded, sold and supported adapters in August 2002. We also partner with complementary technology providers to supplement our integration solutions. In addition, we continue to develop further integration technologies and features, both inside the WebLogic® Integration product and in the other elements of the WebLogic Enterprise Platform. Our strategy for the integration market is characterized by three approaches that we believe are different than how the market was previously being addressed: (i) a standards based approach, built on the J2EE messaging and connectivity standards, in contrast to other vendors’ proprietary approaches; (ii) using the application server to provide essential capabilities and underlying services, such as scalability and transaction processing, in contrast to the messaging approaches offered by most other integration vendors; and (iii) providing Web services support, business process management, business-to-business integration, application integration, information integration, development tools and a run-time framework all in a single tightly integrated platform product, rather than providing them as separate products with separate tools and separate deployment frameworks. Some of our competitors in the integration market have recently announced a variety of initiatives similar to one or more of these approaches.

Investment in Developer Programs.    Our products are a platform for Java application development and deployment, both packaged applications built and sold by ISVs and custom applications built by our customers and SI partners. Success in a platform market requires that a large number of developers are trained on and actively using our platform. As a result, we have made a substantial investment in building programs to attract and retain Java developers. In addition, BEA WebLogic Workshop is designed to allow developers who are not trained in Java, such as developers who primarily use Visual Basic, Power Builder or COBOL, to quickly and easily become productive in Java and on the BEA WebLogic Platform. As a result, we are investing in programs to go beyond the current community of Java developers and attract developers currently using non-Java platforms. There can be no assurance that our investment in these programs will be successful.

Acquisitions.    Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the quarter ended April 30, 2004 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of operations as a percentage of total revenues for the fiscal quarters ended April 30, 2004 and 2003.

	Three months ended April 30,
	2004	2003
Revenues:
License fees	45.7%	51.6%
Services	54.3	48.4

Total revenues	100.0	100.0
Cost of revenues:
Cost of license fees (1)	5.4	4.8
Cost of services (1)	34.4	40.7
Amortization of acquired intangible assets	1.2	2.1

Total cost of revenues	22.3	24.3

Gross margin	77.7	75.7
Operating expenses:
Sales and marketing	38.4	38.8
Research and development	13.3	14.7
General and administrative	8.2	7.8
Facilities consolidation	2.9	—

Total operating expenses	62.8	61.3

Income from operations	14.9	14.4
Interest and other, net	(1.1)	0.3

Income before provision for income taxes	13.8	14.7
Provision for income taxes	4.1	4.4

Net income	9.7%	10.3%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
Total revenues	$262,635	$237,294	10.7%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. The revenue growth of 10.7 percent for the quarter ended April 30, 2004 (the “first quarter of fiscal 2005”) from the same quarter in the prior fiscal year (the “first quarter of fiscal 2004”) reflects growth in our customer support, consulting and education revenues, offset partially by a decrease in license revenues. Services revenue increased by 23.9 percent which was primarily due to the $20.0 million increase (22.8 percent increase) in support revenues compared to the same quarter in the prior year. Geographically, the increase in total revenues was due in large part to the 25.8 percent increase in international revenues offset by a 2.2 percent decline in Americas revenues year over year. In the quarter ended April 30, 2004, total revenues when translated at a constant exchange rate from the same quarter in the prior year would have been approximately $245.5 million. Many factors that impact our revenue levels are beyond our control and there can be no assurance that our revenues will grow in the future.

License Fees (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
License fees	$120,152	$122,339	(1.8)%

Management believes the decrease in license revenues for the first quarter of fiscal 2005 from the same quarter in the prior fiscal year was due in part to organizational changes in the Americas sales force, greater than anticipated seasonality, the timing of large transactions, and the rate of market acceptance of the WebLogic Platform 8.1. License fees for the period ended April 30, 2004 included 17 product transactions of high dollar value (transactions with a product value greater than $1.0 million) compared to 12 transactions in the same quarter of the prior year. Management believes that the trend toward an increase in the number of license fee transactions greater than $1.0 million increases the risk that reported results may differ from expected results.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
Consulting and education revenues	$34,527	$27,053	27.6%
Customer support revenues	107,956	87,902	22.8

Total service revenues	$142,483	$114,955	23.9%

Consulting and education revenues consist of professional services related to the deployment and use of our software products, and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The significant increase in customer support revenues in the first quarter of fiscal 2005 compared to the same quarter in the prior fiscal year was driven by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. Consulting and education revenues increased in the first quarter of fiscal 2005 compared to the same quarter in the prior fiscal year due, in part, to an increase in demand for consulting and education services related to our new WebLogic Platform products, which were released in July 2003.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended April 30, 2004	Percentage of total revenues	Three months ended April 30, 2003	Percentage of total revenues
Americas	$125,377	47.7%	$128,152	54.0%
Europe, Middle East and Africa region (“EMEA”)	98,916	37.7	70,251	29.6
Asia/Pacific region (“APAC”)	38,342	14.6	38,891	16.4

Total revenues	$262,635	100.0%	$237,294	100.0%

For each of the twelve fiscal quarters ended April 30, 2004, EMEA and APAC revenues as a percentage of total revenues have ranged between 28 percent to 38 percent for EMEA and 13 percent to 17 percent for APAC.

These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates, and if a large sale is made in a particular region. Management believes the decline in the Americas revenues quarter over quarter was due to a combination of factors which include organizational changes in the Americas sales force, greater than anticipated seasonality, and the timing of large deals. Americas revenues translated at a constant exchange rate would have been $124.1 million. The increase in EMEA revenues was due to strong performance across the entire region including a significant increase in million dollar transactions compared to a year ago. EMEA revenues translated at constant exchange rate would have been approximately $85.9 million. APAC revenues declined slightly from the same quarter in the prior year. APAC revenues would have been approximately $35.5 million when translated at a constant exchange rate year over year.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
Cost of license fees	$6,471	$5,897	9.7%
Cost of services	48,981	46,817	4.6
Amortization of acquired intangible assets	3,228	5,017	(35.7)

Total cost of revenues	$58,680	$57,731	1.6%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes fees paid to third- party contractors in connection with our customer license compliance program, royalties and license fees paid to third parties, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs, and localization costs. Cost of license fees was 5.4 percent and 4.8 percent of license revenues for the first quarter of fiscal 2005 and 2004, respectively. The increase in cost of license fees in absolute dollars and as a percentage of license revenues from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 is primarily due to increases in royalties paid to third parties

Cost of Services.    Cost of services, consists primarily of salaries and benefits for consulting, education and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure costs in information technology and real estate facilities for the operation of the services organization. The increase in cost of services in the first fiscal quarter of 2005 compared to the same quarter in fiscal 2004 is primarily related to costs associated with the increase in consulting and education revenues and an exchange rate impact of approximately 6 percent. These increases in costs of services were offset by the classification of $1.2 million of rent expense as Other Income, Net in the first quarter of fiscal 2005 in connection with the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”) in August 2003. Cost of services represented 34.4 percent, and 40.7 percent of total services revenues in the first quarter of fiscal 2005 and 2004, respectively. Cost of services as a percentage of service revenues decreased over this period due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues.

Amortization of Acquired Intangible Assets included in Cost of Revenues.    The amortization of acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base, patents and trademarks and distribution rights. The decrease in amortization from the first quarter of fiscal 2004 to the first quarter of fiscal 2005 was primarily due to a portion of our acquired intangible assets becoming fully amortized in the early part of the first quarter of fiscal 2005. In the future, amortization expense associated with intangible assets recorded prior to April 30, 2004 is currently expected to total approximately $9.2 million and $3.5 million for the remainder of fiscal 2005 and for fiscal 2006, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
Sales and marketing expenses	$100,611	$91,909	9.5%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in sales and marketing in the first fiscal quarter of 2005 compared to the same quarter in fiscal 2004 is primarily related to the investment in additional personnel in the sales organization coupled with a negative foreign exchange impact of approximately 5 percent and offset by the classification of rent expense of $0.5 million as Interest and Other, Net in the first quarter of fiscal 2005 in connection with the adoption of FIN 46R in August 2003.

Research and Development (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
Research and development expenses	$34,942	$34,830	0.3%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. Research and development expenses remained flat in absolute dollars from the first quarter of fiscal 2004 to the first quarter in fiscal 2005 and included the $0.6 million classification of rent expense as Interest and Other, Net in the first quarter of fiscal 2005 in connection with the adoption of FIN 46R in August 2003. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

General and Administrative (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
General and administrative expenses	$21,615	$18,610	16.1%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. The increase in expenses over the same quarter in fiscal 2004 was due primarily accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act, legal expenses on intellectual property matters offset by the $1.2 million reduction in the allowance for doubtful accounts in fiscal 2004, and the classification of rent expense in the first quarter of fiscal 2005 of $0.3 million as Interest and Other, Net in connection with the adoption of FIN 46R in August 2003.

Other Charges

Facilities Consolidation.

During the first fiscal quarter of 2005, we approved a plan to consolidate certain facilities in regions including the United States and Canada. A facilities consolidation charge of $7.7 million was recorded using management’s best estimates and was based upon the remaining future lease commitments for vacant facilities, net of estimated future sublease income. The facilities consolidation also included the write-off of approximately $0.8 million of unamortized leasehold improvements. The estimated costs of abandoning these leased facilities, including estimated costs to sublease were based on market information and trend analyses, including information obtained from third party real estate industry sources.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended April 30,		Percentage change
	2004	2003
Interest expense	$(7,285)	$(5,543)	31.4%
Net loss on sale of equity investments	—	(198)	n/a
Foreign exchange gain (loss)	(322)	683	(147.2)
Interest income and other, net	4,676	5,780	(19.1)

Total interest and other, net	$(2,931)	$722	(506.0%)

On August 1, 2003 and in accordance with the adoption of FIN 46R, we recorded the carrying value of leased San Jose land and the related debt that had previously been accounted for as an operating lease. Prior to August 1, 2003, the carrying costs associated with the San Jose land of approximately $2.6 million for the quarter ended April 30, 2004 were accounted for as rent expense, which was recorded as operating expenses and cost of services. Subsequent to August 1, 2003, these carrying costs have been recorded as interest expense. This change is the primary reason for the increase in interest expense

Our exposure to foreign exchange rate fluctuations arises in part from intercompany accounts between our parent company in the United States and our foreign subsidiaries. These intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in Interest income and other, net. Net gains/(losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($322,000) and $683,000 for the first quarter of fiscal 2005 and 2004, respectively.

Interest Income and other, net declined quarter over quarter due to the decline in short term interest rates combined with the reduction in cash due to repayment of the long-term debt related to the land lease in October 2003.

Provision for Income Taxes

We have provided for income tax expense of $10.9 million and $10.5 million for the first quarters of fiscal 2005 and 2004, respectively. Our effective income tax rate was 30 percent for both the first quarter of fiscal 2005 and for the first quarter of fiscal 2004. Our effective tax rate for the first quarter of fiscal 2005 and for the first quarter of fiscal 2004 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

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

Liquidity and Capital Resources

As of April 30, 2004, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,559.2 million versus $1,467.0 million at January 31, 2004.

Cash flow from operations increased by $41.6 million from $40.5 million in the first quarter of fiscal 2004 to $82.1 million in the first quarter of fiscal 2005. The increase is primarily due to net changes in certain operating assets and liabilities, which generated cash of approximately $41.9 million in the first quarter of fiscal 2005 compared to consuming cash of $4.1 million in the first quarter of fiscal 2004, a net increase of $46.0 million.

Cash used in investing activities increased by $72.8 million from $3.2 million in the first quarter of fiscal 2004 to $76.0 million in the first quarter of fiscal 2005. This increase was primarily due to an increase of $77.6 million in net purchases of available-for-sale short-term investments.

Cash provided by financing activities in the first quarter of fiscal 2005 of $19.4 million was primarily related to the proceeds from the issuance of common stock under employee stock compensation plans. Cash used in financing activities in the first quarter of fiscal 2004 of $63.4 million was primarily related to the repurchases of our common stock totaling $52.0 million and the increase of $21.2 million in restricted cash for collateral provided in connection with a new European banking arrangement, offset by proceeds of $9.8 million from the issuance of common stock under employee stock compensation plans.

At April 30, 2004, our outstanding short and long-term debt obligations consisted of $550.0 million of convertible notes, long-term debt related to our San Jose land lease of $211.3 million (of which $19.7 million is recorded as accrued liabilities related to the land lease and $191.6 million is recorded as long-term debt related to the land lease on our balance sheet), and $4.1 million of other obligations. The long-term debt related to the San Jose land lease was recorded on our balance sheet when we adopted the provision of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”) on August 1, 2003. The adoption of FIN 46 on August 1, 2003 had no impact on our liquidity because the change in the accounting method for the synthetic lease arrangement did not change the underlying cash flows.

The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock as outlined below:

•	If, by December 14, 2004, the price of our common stock exceeds $48.51 for at least 20 trading days within a period of 30 consecutive trading days, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond (equivalent to a stock price of $34.65 per share) or cash plus a premium of up to 2.3%, at the option of the bondholder.

•	For the period from December 15, 2004 to maturity on December 15, 2006, we have the option of redeeming the notes for 28.86 shares of stock per $1,000 face value of the bond or cash plus a premium of up to 1.2%, at the option of the bondholder, if the price of our common stock, as calculated above, exceeds $34.65.

•	If our stock price, as calculated above, does not exceed $48.51 by December 14, 2004, and if the price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we will likely be required to repay the notes in cash on the maturity date of December 15, 2006.

The total debt related to the San Jose land lease of $211.3 million matures in February 2006. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) and the effective interest rate will fluctuate based on changes in LIBOR as well as changes in our financial position as specified in the San Jose land lease agreement. The effective annual interest rate was approximately 2.89 percent as of April 30, 2004. Interest payments are made in cash at intervals ranging from thirty days to six months, as elected by us.

In connection with the long-term debt related to the San Jose land lease, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of April 30, 2004, we are in compliance with all such financial covenants.

When we begin to develop the land subject to the land lease, the development will require significant cash and/or financing resources.

The following table of minimum contractual obligations owed has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum Contractual Obligations	Total payments due	Remainder of fiscal 2005	Fiscal 2006 and 2007	Fiscal 2008 and 2009	Fiscal 2010 and thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	63,250	22,000	41,250	—	—
Other obligations	4,641	494	2,016	1,344	787
Long-term debt and accrued liabilities related to land lease	211,295	—	211,295	—	—
Operating	169,864	34,005	72,295	34,556	29,008

Total contractual obligations	$999,050	$56,499	$876,856	$35,900	$29,795

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001 and March 2003, the Board of Directors approved an aggregate repurchase of up to $200.0 million of our common stock under the Share Repurchase Program. An insignificant number of shares were repurchased in fiscal 2002. In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were purchased at a total cost of approximately $81.2 million leaving approximately $76.7 million of the approval limit available for share repurchases under the Share Repurchase Program. No repurchases were done in the first quarter of fiscal 2005 under the Share Repurchase Program. Subsequent to the quarter ended April 30, 2004, the Board of Directors approved an additional repurchase of up to $200.0 million of our common stock under the Share Repurchase Program.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any phenomenon that results in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through April 30, 2005. However, we may make acquisitions or license products and technologies complementary to our business or we may decide to purchase the land held under lease, and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions, licenses, or purchase. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Related Party Transactions

Loans to Executives and Officers

We have secured notes receivable from two executives totaling approximately $1.4 million as of April 30, 2004 and as of January 31, 2004. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum and are due and payable on April 3, 2006 and May 10, 2007, respectively, or the termination of employment with us. The notes maybe repaid at anytime prior to the due date.

In September 1999, we issued an unsecured line of credit to Alfred S. Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at April 30, 2004 or January 31, 2004.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the first quarters of fiscal 2005 and 2004 were insignificant.

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

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results have in the past, and may in the future, prevent us from meeting securities analysts’ or investors’ expectations and has in the past, and may in the future, result in a decline in our stock price.

Although we have experienced annual revenue growth in recent years, our revenues have historically fluctuated. For example, in the quarters ended October 31, 2001, April 30, 2002, April 30, 2003 and April 30, 2004, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. For example, in our quarter ended April 30, 2004, our reported license revenue was several million dollars lower than the level expected by securities analysts. Our stock price declined by approximately 22.5 percent at the close of trading on the Nasdaq National Market on the day following our announcement of our quarterly financial results providing this information. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks that began in March 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our recently introduced WebLogic Platform 8.1 products, and any order delays caused by customer evaluations of these new products;

•	any continuing negative impact to our revenue, particularly in our second quarter of 2005, caused by the changes we made to our Americas sales and distribution organizations in our first quarter of 2005;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken against the U.S. dollar;

•	changes in our competitors’ product offerings and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	our ability to develop, introduce and market new products, such as our WebLogic Platform 8.1 products, on a timely basis and whether any such new products are accepted in the market;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic 8.1 Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill; and

•	loss of key personnel.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. For example, in the quarters ended April 30, 2004, January 31, 2004 and July 31, 2003, there were 17, 26 and 19 product transactions each with a value of greater than $1 million, respectively, including one product transaction with a value of greater than $10 million during the quarter ended July 31, 2003. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarter ended April 30, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have positive business indicators about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. This is particularly relevant at this time because we have previously implemented significant cost cutting measures, thereby making incremental additional cost cutting more difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

The changes we made to our Americas sales and distribution organizations in our first quarter of 2005 could adversely affect our future revenues, particularly in our second quarter of 2005.

In the first quarter of fiscal 2005, we implemented changes in our Americas distribution organization. These changes included signing relationships with a value-added distributor and several value-added resellers (“VARs”), creating a new general accounts region within our Americas sales organization primarily to coordinate our efforts with the VARs, reassigning personnel to staff this newly created general accounts region, transitioning customer relationships for these reassigned personnel, transitioning customer accounts to be focused on by the general accounts region and the VARs, moving the location of our telesales organization, and hiring a significant number of new employees in the Americas sales organization. We believe these changes disrupted the sales process in our first quarter of our fiscal 2005 more than we anticipated, and contributed significantly to reducing our revenue in North America in this quarter. Although we currently believe the structural changes have been substantially completed, the adverse impact of these changes will continue into our second quarter of our fiscal 2005 and for some time thereafter. For example, it will take time to transition customer relationships, to train the new personnel and to train the VARs. In addition, after the close of our first quarter of our fiscal 2005, the Vice President in charge of our Americas sales organization resigned from the company. In the interim, our Executive Vice President of worldwide sales is directly managing the Americas sales organization. Based in part on adverse impact on our revenue resulting from the disruptions we experienced in our first quarter of our fiscal 2005, we believe that there is a significant risk that the ongoing adverse impact of these changes to our Americas sales and distribution organizations, together with the absence of a dedicated executive leading our Americas sales organization, could negatively impact our revenue in the Americas in our second quarter of our fiscal 2005 and beyond.

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

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. We have invested substantial resources to develop and market our WebLogic Platform 8.1 products, and anticipate that this will continue. If our WebLogic Platform 8.1 products do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, sales execution or market shifts, it will have a material adverse affect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, Weblogic Platform 8.1 were contributing factors to our reported license revenue for our quarter ended April 30, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because the WebLogic Platform 8.1 products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our WebLogic Platform 8.1 products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server, BEA Tuxedo and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. As we have increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we previously experienced a slowdown in the growth of our services revenue, particularly revenue derived from our consulting services, and it is possible this trend could resume. Conversely if this trend were to reverse, as it did in the quarters ended October 31, 2003, October 31, 2002 and January 31, 2003, when we experienced an increase from the previous fiscal quarters in our consulting revenues, it may adversely affect our overall operating margins since our consulting revenue margins are lower than our license revenue margins as well as our other services revenue margins.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 52.3% and 46.0% of our total revenues in the first quarter of fiscal 2005, and fiscal 2004, respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an adverse impact on our international revenue, particularly in the EMEA region if the relative value of the Euro were to decline. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

If our WebLogic Workshop initiative does not successfully broaden the base of developers who utilize our WebLogic Platform products and drive other WebLogic Platform product sales, our revenues and product margins will be harmed.

Our WebLogic Workshop 8.1 tools product and related developer initiatives are designed to help broaden the base of developers who can utilize our technologies and products. If WebLogic Workshop and these related initiatives are not successful, or less successful than we anticipate, it will have an adverse impact on our sales of BEA WebLogic products, including WebLogic Platform 8.1, a principal driver of our revenue, and related products and services, as well as adversely affect our profit margins.

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

When our employees exercise certain stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee’s taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material, in particular if an increase in our stock price causes a significant number of employees to exercise their options. However, because we are unable to predict our stock price, the number of exercises, or the country of exercise during any particular period, we cannot predict the amount, if any, of employer payroll tax expense that will be recorded in a future period or the impact on our future financial results. Although we recently experienced a decline in our stock price following our announcement of our financial results for our quarter ended April 30, 2004, over the preceding several quarters, our stock price increased and a significant number of stock options with exercise prices below the trading range of our stock during the quarter ended January 31, 2004 have vested and become exercisable. These types of stock price increases would make it more likely that option holders will exercise their options and, accordingly, that we would incur higher payroll taxes.

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

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, for the quarters ended April 30, 2004, and 2003, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.08 and $0.11 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 1 of the Notes to Condensed Consolidated Financial Statements. On March 31, 2004, FASB issued a proposed statement which, if adopted, would eliminate the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and generally would require instead that such transaction be accounted for using the fair value based method.

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

We have been and continue to be subject to legal proceedings and claims that arise in the ordinary course of our business. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

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

Our customers typically use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi-million dollar license transactions. For example, in the quarters ended April 30, 2004, January 31, 2004 and July 31, 2003, we had 17, 26 and 19 product transactions each with a value at greater than $1 million, respectively, including one product transaction with a value of over $10 million in the quarter ended July 31, 2003. In some cases, this has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the recent introduction of the WebLogic Platform 8.1 has contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

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

If the markets for application servers, application platform, application integration and related application infrastructure software and Web services do not grow as quickly as we expect, our revenues will be harmed.

We sell our products and services in the application server, application platform, application integration and related application infrastructure markets. These markets are evolving and are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. The markets for application server, application platform, and integration technology and related services may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to April 30, 2004, we recorded approximately $389.3 million as intangible assets and goodwill of which approximately $320.4 million has been amortized or written off as of April 30, 2004. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $68.9 million at April 30, 2004, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,173 employees in 71 offices in 34 countries at April 30, 2004. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting therefrom. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

We currently intend to construct additional corporate offices and research and development facilities on the San Jose land. Accordingly, the land is treated as a held and used asset. If we were to decide not to proceed with the construction of these facilities, if we significantly delayed or scaled back the construction project or if we decide to sell the San Jose land, the land may then meet the criteria to be treated as a “held for sale” asset and, if the land’s fair market value at that time was less than the carrying value of $306.5 million, we would have to write-down the carrying value of the San Jose land, which could result in substantial charges to our consolidated statement of operations of up to the carrying value of $306.5 million. We will assess the San Jose land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose land may be permanently impaired. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset, or the relevant asset grouping, is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the land have been recorded under FAS 144, however there can be no assurance that we will not be required to record a substantial impairment charge related to the San Jose land of up to $306.5 million if events or circumstances change and we determine that the value of the San Jose land is impaired under FAS 144.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in substantial future expenses and substantial cash outflows.

At April 30, 2004, we had approximately $550 million of convertible notes outstanding and debt related to the San Jose land lease of $211.3 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Foreign Exchange

Our revenues originating outside the Americas were 52.3 percent and 46.0 percent of total revenues in the first quarter of fiscal 2005 and 2004, respectively. International revenues from each individual country outside of the United States were less than 10 percent of the total revenues in the first quarter of fiscal 2005 and 2004 respectively with the exception of United Kingdom with $36.7 or 14.0 percent and $24.7 million or 10.4 percent, respectively. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains/(losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($322,000) and $683,000 for the first quarter of fiscal 2005 and 2004, respectively.

Our outstanding forward contracts as of April 30, 2004 are presented in the table below. This table presents the net notional amount in U.S. dollars using spot exchange rates in April 2004 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 111 days or less as of April 30, 2004. Net sales of foreign currency are stated as a positive net notional amount and net purchases of foreign currency are stated as a negative net notional amount.

	Net notional amount	Notional weighted average exchange rate
	(in thousands)
Functional Currency—U.S. Dollar
Brazilian reals	(1,400)	3.000
British pounds	6,000	0.537
Canadian dollars	3,300	1.319
Danish kroners	1,500	6.147
Euros	(6,300)	0.793
Israeli shekels	5,000	4.485
Japanese yen	(9,900)	105.720
Korean won	(13,500)	1165.730
New Zealand dollars	(5,500)	1.428
Singapore dollars	(3,900)	1.676
Swedish krona	2,800	7.339
Swiss francs	4,700	1.234

Total	(17,200)

Functional Currency—EURO
British pounds	10,900	0.554
Israeli shekels	(5,800)	4.740
Swedish krona	(500)	7.619
Swiss francs	(1,500)	1.289

Total	3,100

Functional Currency— Australian Dollar
New Zealand dollars	2,100	1.500
Singapore dollars	5,600	1.761

Total	7,700

Grand total	(6,400)

Interest Rates

We invest our cash in a variety of financial instruments, consisting principally of investments in commercial paper, interest bearing demand deposit accounts with financial institutions, money market funds, highly liquid debt securities of corporations, municipalities and the U.S. Government. These investments are denominated in U.S. dollars. Cash balances in foreign currencies overseas are operating balances and are primarily invested in interest-bearing bank accounts and money market funds at the local operating banks.

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short and long-term restricted cash are treated as “available-for sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of April 30, 2004, the average holding period until maturity of our cash equivalents, short and long-term restricted cash, short and long-term investments was approximately 241 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at April 30, 2004:

	Fair value	Average interest rate
Cash equivalents	$510,724.93%
Short-term investments (0-1 year)	16,239	1.13%
Short-term investments (1-2 years)	835,009	1.67%
Short-term restricted cash (0-1 year)	1,633	1.16%
Long-term restricted cash (0-1 year)	5,380	1.16%

Total cash equivalent and investment securities	1,368,985

We are exposed to changes in short-term interest rates through the long-term debt related to the land lease of $211.3 million, which bears a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 2.89 percent as of April 30, 2004. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the lease agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.1 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $9.9 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation.

The evaluation of our disclosure controls and our internal controls by our Chief Executive Officer and our Chief Financial Officer included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Quarterly Report on Form 10-Q. In accordance with SEC requirements, our Chief Executive Officer and our Chief Financial Officer note that, since the date of the controls evaluation to the date of this Quarterly Report, there have been no significant changes in our internal controls or in other factors that could significantly affect our internal controls.

Conclusions.

Based upon the controls evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to the company is made known to management, including our Chief Executive Officer and our Chief Financial Officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchases:

In September 2001 and March 2003, BEA approved an aggregate repurchase of up to $200 million of the company common stock under the Share Repurchase Program. BEA did not repurchase shares of the its common stock during the quarter ended April 30, 2004. As of April 30, 2004, the remaining repurchase authorization under this program totaled $76.7 million. Subsequent to the quarter ended April 30, 2004, BEA approved an additional repurchase of up to $200 million of the company common stock under the Share Repurchase Program.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit number	Description

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (1)

3.2	Registrant’s Amended and Restated Bylaws (2)

10.1	Fiscal 2005 Executive Staff Bonus Plan*

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Annual Report on Form 10-K, filed May 1, 2000.

(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002.

(b) Reports on Form 8-K:

On February 19, 2004, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary results for its fourth quarter ended January 31, 2004.

On April 12, 2004, the Registrant filed a Current Report on Form 8-K relating to the resignation of Robert L. Joss, Board of directors of the Registrant.

On May 13, 2004, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary results for its first quarter ended April 30, 2004.

SIGNATURES

Pursuant to the requirement of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)
Dated: June 9, 2004

/s/ WILLIAM M. KLEIN

William M. Klein Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)