Form 10-Q
period 2004-07-31
BEA SYSTEMS INC
filed 2004-09-08
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

As of August 31, 2004, there were approximately 404,374,530 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenues:
License fees	$116,300	$127,355	$236,452	$249,694
Services	145,988	117,693	288,471	232,648

Total revenues	262,288	245,048	524,923	482,342
Cost of revenues:
Cost of license fees	6,334	6,423	12,805	12,320
Cost of services	46,929	47,655	95,909	94,472
Amortization of certain acquired intangible assets	3,099	5,790	6,328	10,807

Total cost of revenues	56,362	59,868	115,042	117,599

Gross profit	205,926	185,180	409,881	364,743
Operating expenses:
Sales and marketing	99,688	94,524	200,299	186,433
Research and development	36,474	34,723	71,416	69,553
General and administrative	22,271	19,126	43,886	37,736
Facilities consolidation	500	—	8,165	—

Total operating expenses	158,933	148,373	323,766	293,722

Income from operations	46,993	36,807	86,115	71,021
Interest and other, net:
Interest expense	(7,330)	(5,521)	(14,615)	(11,064)
Interest income	5,471	6,025	10,148	12,387
Net loss on sale of equity investments	—	—	—	(198)
Other	(1,459)	(255)	(1,782)	(154)

Total interest and other, net	(3,318)	249	(6,249)	971

Income before provision for income taxes	43,675	37,056	79,866	71,992
Provision for income taxes	13,103	11,117	23,960	21,598

Net income	30,572	25,939	55,906	50,394
Other comprehensive income:
Foreign currency translation adjustments	(715)	2,943	(414)	3,026
Unrealized loss on available-for-sale investments, net of income taxes	(741)	(1,370)	(2,435)	(1,591)

Comprehensive income	$29,116	$27,512	$53,057	$51,829

Net income per share:
Basic	$0.07	$0.06	$0.14	$0.13

Diluted	$0.07	$0.06	$0.13	$0.12

Number of shares used in per share calculations:
Basic	408,650	401,040	409,160	401,875

Diluted	417,400	418,030	421,620	418,580

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	July 31, 2004	January 31, 2004 (audited*)
ASSETS
Current assets:
Cash and cash equivalents	$732,762	$683,729
Restricted cash	1,633	1,583
Short-term investments	846,019	783,288
Accounts receivable, net	205,806	268,526
Other current assets	35,767	32,480

Total current assets	1,821,987	1,769,606
Property and equipment, net	350,726	358,497
Goodwill, net	56,100	56,100
Acquired intangible assets, net	9,669	15,997
Long-term restricted cash	6,380	3,880
Other long-term assets	15,100	16,109

Total assets	$2,259,962	$2,220,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,602	$18,534
Accrued facilities consolidation charges	14,656	9,847
Accrued payroll and related liabilities	51,753	61,155
Accrued income taxes	50,580	43,725
Other accrued liabilities	73,022	74,968
Deferred revenues	260,758	273,879
Accrued liabilities related to land lease	20,018	19,656
Deferred tax liabilities	—	600
Current portion of notes payable	527	493

Total current liabilities	480,916	502,857
Deferred tax liabilities	—	1,522
Notes payable and other long-term obligations	4,093	4,033
Long-term debt related to land lease	191,639	191,639
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	409	408
Additional paid-in capital	1,159,773	1,112,703
Treasury stock, at cost	(163,397)	(123,303)
Retained earnings (deficit)	36,905	(19,001)
Deferred compensation	(7,319)	(10,462)
Accumulated other comprehensive income	6,943	9,793

Total stockholders’ equity	1,033,314	970,138

Total liabilities and stockholders’ equity	$2,259,962	$2,220,189

*Note:	The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended July 31,
	2004	2003
Operating activities:
Net income	$55,906	$50,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,111	14,697
Amortization of deferred compensation	3,143	4,531
Amortization of acquired intangible assets	6,328	10,807
Tax benefit from exercise of stock options	13,933	9,318
Facilities consolidation	7,414	—
Changes in operating assets and liabilities	32,895	(8,459)
Other	6,644	7,275

Net cash provided by operating activities	139,374	88,563

Investing activities:
Purchases of property and equipment	(5,703)	(8,810)
Payments for acquisitions, net of cash acquired	(221)	(12,392)
Purchases of available-for-sale short-term investments	(509,093)	(353,674)
Proceeds from maturities of available-for-sale short-term investments	143,341	59,175
Proceeds from sales of available-for-sale short-term investments	293,588	252,251
Other	(44)	407

Net cash used in investing activities	(78,132)	(63,043)

Financing activities:
Increase in restricted cash for collateral on land lease transaction	—	(226)
Net proceeds received for employee stock purchases	31,671	25,974
Purchases of treasury stock	(40,094)	(81,089)

Net cash used in financing activities	(8,423)	(55,341)

Net increase (decrease) in cash and cash equivalents	52,819	(29,821)
Effect of exchange rate changes on cash and cash equivalents	(3,786)	9,924
Cash and cash equivalents at beginning of period	683,729	578,717

Cash and cash equivalents at end of period	$732,762	$558,820

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the three months and six months ended July 31, 2004 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2005 (“Fiscal 2005”).

The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and all subsidiaries. The Company also consolidated as of August 2003 a variable interest entity of which the Company is the primary beneficiary pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46R (“FIN 46R”), a revision to Interpretation 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51. Intercompany accounts and transactions have been eliminated.

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

When licenses are sold together with services, license fees are recognized upon delivery, provided that (1) the basic elements of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The majority of license fees are sold with services and consequently are recognized in this manner.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the fee due from the customer is not fixed or determinable, including in certain circumstances where terms are extended, revenue is recognized as payment is made, assuming all other revenue recognition criteria have been met. In certain regions or countries where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized only when full cash payment is received from the customer. Revenue arrangements with resellers are generally recognized when the Company receives persuasive evidence that the reseller has sold the products to an end user customer. Revenue from sales to independent software vendors (“ISVs”) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or when the Company receives persuasive evidence that the ISV has sold the products to an end user customer, depending upon the facts and circumstances and BEA’s past experience with the particular ISV. License revenue on a majority of ISV arrangements is recognized upon shipment to the ISV. None of the Company’s resellers or ISVs have rights of return.

Services revenue includes consulting services, customer support and education. Consulting revenue and the related cost of services are generally recognized on a time and materials basis; however, revenues from certain fixed-price contracts are recognized on the percentage of completion basis, which involves the use of estimates. The amount of consulting contracts recognized on a percentage of completion basis has not been significant to date. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenue is recognized ratably over the term of the support period (generally one year) and education revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

The Company rarely purchases software products from vendors who are also customers of BEA. For contemporaneous exchanges of software products, the transaction is generally recorded on a net basis (i.e., revenue or expense is recognized equal to the net cash exchanged in the transaction).

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure (collectively referred to as “SFAS 123”, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee Stock Options
	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Expected life (in years)	5.0	4.0	4.0 to 5.0	4.0
Risk-free interest rate	3.65%	3.55%	3.65 - 4.08%	2.87 - 3.55%
Expected volatility	60%	50%	60-63%	50-65%

	Employee Stock Purchase Plan
	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	1.92 - 2.86%	1.15 - 2.07%	1.22 - 2.86%	1.15 - 2.07%
Expected volatility	53-59%	65%	53–59%	65%

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the vesting periods of the awards. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may elect, or be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Net income as reported	$30,572	$25,939	$55,906	$50,394
Add back:
Stock-based employee compensation expense included in reported net income	1,680	1,917	3,361	3,834
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(33,743)	(45,382)	(69,758)	(90,394)

Pro forma net loss	$(1,491)	$(17,526)	$(10,491)	$(36,166)

Net income per share as reported
Basic	$0.07	$0.06	$0.14	$0.13

Diluted	$0.07	$0.06	$0.13	$0.12

Pro forma net loss per share
Basic	$(0.004)	$(0.04)	$(0.03)	$(0.09)

Diluted	$(0.004)	$(0.04)	$(0.02)	$(0.09)

Consistent with FAS 109 and the Company’s recognition of its deferred tax assets, the reconciliation above does not include any tax impact on the stock-based employee compensation expense as the resulting deferred tax asset would be offset by an additional valuation allowance.

Projects funded by third parties

The Company occasionally enters into product development agreements with third parties that provide funding to BEA, which is intended by BEA and the third party to offset certain operating costs incurred by BEA. Such amounts are recorded as a reduction in BEA’s operating expenses. During the six months ended July 31, 2004 and 2003, approximately $5.3 million and $6.4 million, respectively, of third party funding was recorded as a reduction in operating expenses.

Note 2. Related Party Transactions

Loans to executives and officers

We have secured notes receivable from two executives totaling approximately $1.4 million as of July 31, 2004 and as of January 31, 2004. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum, respectively, and are due and payable on April 3, 2006 and May 10, 2007, respectively, or upon the termination of employment with us. The notes may be repaid at anytime prior to the due date.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at July 31, 2004 or January 31, 2004.

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the first six months of fiscal 2005 and 2004 were insignificant.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic net income per share:
Net income	$30,572	$25,939	$55,906	$50,394

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	408,810	401,284	409,330	402,150
Weighted average shares subject to repurchase and shares held in escrow	(160)	(244)	(170)	(275)

Denominator for basic net income per share, weighted average shares outstanding	408,650	401,040	409,160	401,875
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	8,750	16,990	12,460	16,705

Denominator for diluted net income per share	417,400	418,030	421,620	418,580

Basic net income per share	$0.07	$0.06	$0.14	$0.13

Diluted net income per share	$0.07	$0.06	$0.13	$0.12

The computation of diluted net income per share for the three months ended July 31, 2004 and 2003 excludes the impact of options to purchase 48.4 million and 31.9 million shares of common stock, respectively, and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) which are convertible into 15.9 million shares of common stock at both July 31, 2004 and 2003, as such impact would be anti-dilutive for these periods.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income per share for the six months ended July 31, 2004 and 2003 excludes the impact of options to purchase 34.4 million and 33.6 million shares of common stock, respectively, and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at both July 31, 2004 and 2003, as such impact would be anti-dilutive for these periods.

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	July 31, 2004	January 31, 2004
Land	$306,569	$306,388
Computer hardware and software	81,956	77,698
Furniture and equipment	33,884	33,342
Leasehold improvements	41,479	42,677
Furniture and equipment under capital leases	1,538	1,538

	465,426	461,643
Accumulated depreciation and amortization	(114,700)	(103,146)

	$350,726	$358,497

Note 5. Acquired Intangible Assets

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	July 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$120,936	$(111,842)	$9,094
Non-compete agreements	26,745	(26,170)	575

Total	$147,681	(138,012)	$9,669

	January 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$120,936	$(105,914)	$15,022
Non-compete agreements	26,745	(25,770)	975

Total	$147,681	$(131,684)	$15,997

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to acquired intangible assets as of July 31, 2004 is provided in the table below (in thousands):

Future amortization
Six months ending January 31, 2005	$6,148
Fiscal year ending January 31, 2006 (“Fiscal 2006”)	3,521

Total	$9,669

Note 6. Facilities Consolidation Charges

During the fiscal year ended January 31, 2002 (“Fiscal 2002”), the Company approved a plan to consolidate certain facilities in the United States, Canada, and Germany. The Company recorded a facilities consolidation charge of $20.0 million based on the remaining future lease commitments for vacant facilities, net of estimated future sublease income. During the first quarter of fiscal 2005, the Company approved a plan to consolidate certain facilities in regions including the United States and Canada. A facilities consolidation charge of $7.7 million was recorded using management’s best estimates and was based upon the present value of the remaining future lease commitments for vacant facilities, net of the present value of the estimated future sublease income. The facilities consolidation charge also included the write-off of approximately $0.8 million of unamortized leasehold improvements. During the second quarter of fiscal 2005 an additional charge $0.5 million was accrued in association with the facilities consolidation recorded in Fiscal 2002. This additional expense was recorded due to reassessment of original estimates of abandoning the leased facilities compared to the actual results and future estimates. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total charge would be approximately $5.3 million (excluding the $0.5 million recorded in the second quarter of Fiscal 2005). The estimated costs of abandoning leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these consolidation activities, at July 31, 2004, $14.7 million of lease termination costs remained accrued, net of anticipated sublease income. These accrued costs are expected to be fully expended by Fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. The following table summarizes the charge in Fiscal 2002 and Fiscal 2005, and the activity related to the facilities consolidation liability during the fiscal year ended January 31, 2003 (“Fiscal 2003”), the fiscal year ended January 31, 2004 (“Fiscal 2004”), and the six months ended July 31, 2004 (in thousands):

Facilities consolidation
Charges accrued during fiscal 2002 included in operating expenses	$20,000
Write-off of leasehold improvements	(2,152)
Cash payments during fiscal 2002	(1,447)

Accrued at January 31, 2002	16,401
Cash payments during fiscal 2003	(3,784)

Accrued at January 31, 2003	12,617
Cash payments during fiscal 2004	(2,770)

Accrued at January 31, 2004	9,847
Cash payments during the six months ended July 31, 2004	(2,605)
Charges accrued during the six months ended July 31, 2004 included in operating expenses (net of write-off of leasehold improvements of $760)	7,414

Accrued at July 31, 2004	$14,656

Note 7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2004	January 31, 2004
Foreign currency translation adjustments	$9,105	$9,519
Unrealized gain (loss) on available-for-sale investments, net of income tax	(2,162)	274

Total accumulated other comprehensive income	$6,943	$9,793

Note 8. Common Stock and Treasury Stock

During the six months ended July 31, 2004, the Company issued 5.9 million shares of common stock and received $31.7 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

The Company recorded a tax benefit from stock options of $7.6 million and $9.8 million for the three months ended July 31, 2004 and 2003, respectively. The Company recorded a tax benefit from stock options of $13.9 million and $9.3 million in the six months ended July 31, 2004 and 2003, respectively.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2001 and March 2003, the Board of Directors approved an aggregate repurchase of up to $200.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). An insignificant number of shares were repurchased in Fiscal 2002. In Fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In Fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million leaving approximately $76.7 million of the approval limit available for share repurchases under the Share Repurchase Program. In May 2004, the Board of Directors approved an additional repurchase of up to $200.0 million of our common stock under the Share Repurchase Program. In the quarter ended July 31, 2004, 4.8 million shares were repurchased at a total cost of $40.1 million leaving approximately $236.6 million of the approval limit available for share repurchases under the Share Repurchase Program. No repurchases were done in the first quarter of Fiscal 2005 under the Share Repurchase Program.

Note 9. Commitments and Contingencies

Litigation and other claims

Beginning on June 9, 2004, several purported class action shareholder complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003 through May 13, 2004. The complaints generally alleged that defendants made false statements about our operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages.

Beginning on June 15, 2004, several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and offices breached their fiduciary duties to the Company. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

Notice of these matters has been given to our insurers.

The Company is also subject to legal proceedings and other claims that arise, such as those arising from intellectual property disputes, domestic and foreign tax matters, and employee-related matters, in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations, or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to the Company.

Warranties and indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure under such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of July 31, 2004 or January 31, 2004. To date, the Company’s warranty expense has not been significant.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. The Company has not recorded a liability for infringement costs as of July 31, 2004 or January 31, 2004.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: future company performance; financial and product performance; market growth; revenue mix; future opportunities; performance of geographic and business sectors; foreign exchange rates; new product features and benefits; assumptions about market growth; financial models; financial assumptions; the use of a different valuation model to value stock options; the utilization of lease termination costs; the amount of ultimate liability of any litigation; critical accounting policies; the fluctuation of revenues of regions as a percentage of total revenues; adjustments to facilities consolidation charges; the development of further integration technologies and features; the continuation of certain products accounting for a majority of revenue; the significant advantages of a standards-based approach; use of the application server for essential services, and a tightly integrated platform product; the construction of additional corporate offices and research and development facilities; the continuation of growth through acquisitions; seasonality of orders and sales; the investment in programs and strategies to attract developers using non-Java platforms; solutions targeted to market interest; sufficiency of existing cash; future amortization expenses associated with intangible assets; the commitment of substantial resources to product development and engineering; fluctuation of revenues and operating results; continued investment in and enhancement of WebLogic Platform 8.1 and other new products; continued adoption of Java technologies; strategic partners’ ability to integrate their software with ours; continued growth in use of the Web to run software applications; the expansion of relationships with distributors and ISVs; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; an increase in staff and improvement in financial reporting and controls; the estimate and fluctuation of interest payments; estimates of future cash flows; the evaluation of the realizability of deferred tax assets; the trend toward increased high dollar transactions; the dependence on continued expansion of international operations; the dependence on our ability to attract and retain highly skilled personnel; our acquisition strategy; completion of structural changes in the Americas sales organizations; and the goal to sell more broadly inside customer organization. These forward-looking statements involve risks and uncertainties and actual results could differ materially from those discussed in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors that May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factor.

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

Seasonality. Our first quarter sales are typically lower than sales in the immediately preceding fourth quarter because many of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower early in an organization’s fiscal year. Our commission structure and other sales incentives also tend to result in fewer sales in the first quarter than in the fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue.

Investment in Distribution. In the first quarter of fiscal 2005, we implemented changes in our Americas distribution organization. These changes included signing relationships with a value-added distributor and several value-added resellers (“VARs”), creating a new general accounts region within our Americas sales organization in part to coordinate our efforts with the VARs, reassigning personnel to staff this newly created general accounts region, transitioning customer relationships for these reassigned personnel, transitioning customer accounts to be focused on by the general accounts region and the VARs, moving the location of our telesales organization, and hiring a significant number of new employees in the Americas sales organization. We believe these changes disrupted the sales process in our first quarter of our fiscal 2005 more than we anticipated, and contributed significantly to reducing our revenue in North America in the first quarter. We currently believe the structural changes have been substantially completed, and that the changes have been substantially integrated by the sales force. However, the adverse impact of these changes could continue. For example, it may take more time to transition customer relationships, to train the new personnel and to train the VARs signed in the first quarter of fiscal 2005. We also need to train the VARs signed in the second quarter of fiscal 2005. In addition, after the close of the second quarter, BEA announced the creation of a new worldwide field operations organization. This new organization is responsible for all of BEA’s worldwide sales, services and marketing functions. The objective of this new organization is to improve BEA’s operations and ability to serve customers by improving coordination among our sales, services and marketing teams. However, creation of this organization changes a variety of reporting relationships, and may cause disruption, especially in the near term. Based in part on this potential disruption and adverse the impact on our revenue resulting from the disruptions we experienced in our first quarter of our fiscal 2005, we believe that there is a risk that the ongoing impact of these changes to our Americas sales, services, marketing and distribution organizations could negatively impact our operating results in our second half of our fiscal 2005 and beyond.

Investment in Platform Product. In the fall of 2001, we announced a new focus on a platform approach. Primarily known as an application server provider, our platform strategy converged application server, integration, portal, security, development and deployment tools, and operations, administration and management into a single product offering. Our approach was to unify these technologies into a single code base, with a single installation, single development and deployment environment and single management console. Delivering a platform product required significant research and development investment in areas that were relatively new to us, such as security, integration and tools, and also required significant investment in research and development in order to unify various technologies into a single code base. Selling and marketing a platform product also requires significant investment in marketing to educate customers and prospects, and significant investment to educate our sales force. One goal of the platform approach is to sell more broadly inside customer organizations, and also to sell at higher levels in the customer organizations. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We released our WebLogic Platform™ 8.1 product in July 2003, and are actively working on the transitions inside the sales force, product market and customer base.

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

Investment in Solutions. We have historically sold a platform on which customers implement a solution. Over time, we have observed several solutions that are commonly adopted. Recently, we have begun programs to develop pre-packaged solutions that can be sold on top of our platform. Typically, this approach has involved our products, our consulting organization, products provided by our ISV partners (such as content management and Web services management), and implementation work done by our SI partners. In addition, this approach has required marketing, training and sales enablement programs. We anticipate that our solutions are targeted to areas of market interest, such as employee and customer self-service portals and telecommunications service delivery platforms. However, there can be no assurance that our program to package, market, sell and implement such solutions will be successful.

Acquisitions. Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the quarter ended July 31, 2004 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of income as a percentage of total revenues for the three and six months ended July 31, 2004 and 2003.

	Three months ended July 31,		Six months ended July 31,
	2004	2003	2004	2003
Revenues:
License fees	44.3%	52.0%	45.0%	51.8%
Services	55.7%	48.0%	55.0%	48.2%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	5.4%	5.0%	5.4%	4.9%
Cost of services (1)	32.1%	40.5%	33.2%	40.6%
Amortization of acquired intangible assets	1.2%	2.4%	1.2%	2.2%

Total cost of revenues	21.5%	24.4%	21.9%	24.4%

Gross margin	78.5%	75.6%	78.1%	75.6%
Operating expenses:
Sales and marketing	38.0%	38.6%	38.2%	38.7%
Research and development	13.9%	14.2%	13.6%	14.4%
General and administrative	8.5%	7.8%	8.4%	7.8%
Facilities consolidation	0.2%	—	1.5%	—

Total operating expenses	60.6%	60.6%	61.7%	60.9%

Income from operations	17.9%	15.0%	16.4%	14.7%
Interest and other, net	(1.2)%	0.1%	(1.1)%	0.2%

Income before provision for income taxes	16.7%	15.1%	15.3%	14.9%
Provision for income taxes	5.0%	4.5%	4.6%	4.5%

Net income	11.7%	10.6%	10.7%	10.4%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
Total revenues	$262,288	$245,048	7.0%	$524,923	$482,342	8.8%

Our revenues are derived from fees for software licenses, and services, which include customer support, education and consulting. The revenue growth for the quarter ended July 31, 2004 (the “second quarter of fiscal 2005”) from the same quarter in the prior fiscal year (the “second quarter of fiscal 2004”) reflects growth in our customer support, consulting and education revenues, offset partially by a decrease in license revenues. Services revenue increased by 24.0 percent which was primarily due to the $22.6 million increase (24.9 percent increase) in support revenues compared to the same quarter in the prior year. The revenue growth for the six months ended July 31, 2004 (the “first half of fiscal 2005”) from the same period in the prior fiscal year (the “first half of fiscal 2004”) reflects growth in our customer support, consulting and education revenues, offset partially by a decrease in license revenues. Services revenue increased by 24.0 percent which was primarily due to the $42.7 million increase (23.9 percent increase) in support revenues compared to the same quarter in the prior year

Geographically, the total revenue distribution shifted from the Americas to International for the second quarter and the first half of fiscal 2005 compared to the same periods in fiscal 2004. International revenues comprised 48.3 percent of total revenues compared to 44.9 percent for the second quarter ended July 31, 2005 and 2004, respectively. For the second quarter ended July 31, 2004, total revenues when translated at a constant exchange rate from the same quarter in the prior fiscal year would have been approximately $254.0 million. International revenues comprised 50.3 percent of total revenues compared to 45.4 percent for the first half of fiscal 2005 and 2004, respectively. For the first half of fiscal 2005, total revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $499.5 million. Many factors that impact our revenue levels are beyond our control and there can be no assurance that our revenues will grow in the future.

License Fees (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
Total license fees	$116,300	$127,355	(8.7)%	$236,452	$249,694	(5.3)%

Management believes the decrease in license revenues for the second quarter of fiscal 2005 from the same quarter in the prior fiscal year was due in part to the challenging market conditions in the Americas, the decline in average transaction size, a longer sales cycle for platform transactions, the timing of large transactions and some residual impact from the organizational changes in Americas sales force in the first quarter of fiscal 2005. License fees for the second quarter of fiscal 2005 included 18 product transactions of high dollar value (transactions with a product value greater than $1.0 million) compared to 19 product transactions in the same quarter of the prior fiscal year. Management believes that the trend toward an increase in the number of license fee transactions greater than $1.0 million, and the timing of the closing of such transactions, increases the risk that reported results may differ from expected results.

Management believes the decline in license revenue for the first half of fiscal 2005 compared to the same period in the prior fiscal year was due in part to the challenging market conditions in the Americas, the decline in average transaction size, a longer sales cycle for platform transactions, the timing of large transactions, the organizational changes in the Americas sales force, greater than anticipated seasonality, and the rate of market acceptance of the WebLogic Platform 8.1. License fees for the first half of fiscal 2005 included 35 product transactions of high dollar value compared to 31 product transactions in the same period of the prior fiscal year. Management believes that the trend toward an increase in the number of license fee transactions greater than $1.0 million, and the timing of the closing of such transactions, increases the risk that reported results may differ from expected results.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
Consulting and education revenues	$32,550	$26,903	21.0%	$67,077	$53,956	24.3%
Customer support revenues	113,438	90,790	24.9%	221,394	178,692	23.9%

Total services revenues	$145,988	$117,693	24.0%	$288,471	$232,648	24.0%

Consulting and education revenues consist of professional services related to the deployment and use of our software products, and are typically recognized on a time and materials basis. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The significant increase in customer support revenues in the second quarter and the first half of fiscal 2005 compared to the same periods in the prior fiscal year was driven by maintenance renewals of our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. Consulting and education revenues increased in the second quarter and the first half of fiscal 2005 compared to the same periods in the prior fiscal year due primarily to an increase in demand for consulting services. The increase in consulting services is driven by our customers’ increasing demand for assessments, architecture and implementation services.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Three Months Ended July 31, 2004	Percentage of Total Revenues	Three Months Ended July 31, 2003	Percentage of Total Revenues	Six Months Ended July 31, 2004	Percentage of Total Revenues	Six Months Ended July 31, 2003	Percentage of Total Revenues
Americas	$135,489	51.7%	$135,017	55.1%	$260,866	49.7%	$263,169	54.6%
European, Middle East and Africa region (“EMEA”)	89,592	34.2%	76,596	31.3%	188,508	35.9%	146,847	30.4%
Asia/Pacific region (“APAC”)	37,207	14.1%	33,435	13.6%	75,549	14.4%	72,326	15.0%

Total revenues	$262,288	100.0%	$245,048	100.0%	$524,923	100.0%	$482,342	100.0%

For each of the twelve fiscal quarters ended July 31, 2004, EMEA and APAC revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates, and if a large sale is made in a particular region.

Americas revenues remained flat for the second quarter of fiscal 2005 compared to the same fiscal quarter in 2004 and declined slightly for the first half of fiscal 2005 compared to the same period in fiscal 2004. Management believes there was a combination of factors that lead to the Americas revenues remaining flat and declining for the second quarter and first half of fiscal 2005 compared to fiscal 2004 including: the challenging market conditions in the Americas, the decline in average transaction size, longer sales cycles for platform transactions, the timing of large transactions, the organizational changes in the Americas sales force, greater than anticipated seasonality and the rate of market acceptance of the WebLogic Platform 8.1. Exchange rate translation did not materially impact Americas revenues for the second quarter or the first half of fiscal 2005 compared to the same periods in fiscal 2004. Management believes the increase in EMEA revenues for the second quarter and first half of fiscal 2005 compared to fiscal 2004 was due to strong performance across the entire region and virtually all revenue streams. EMEA revenues translated at constant exchange rate would have been approximately $83.2 million and $169.1 million for the second quarter and first half of fiscal 2005, respectively, when translated at a constant exchange rate year over year. Management believes the increase in APAC revenues for the second quarter and the first half of fiscal 2005 compared to fiscal 2004 was due in large part to the increase in services revenues. APAC revenues would have been approximately $35.0 million and $70.4 million for the second quarter and first half of fiscal 2005, respectively, when translated at a constant exchange rate year over year.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
Cost of license fees	$6,334	$6,423	(1.4)%	$12,805	$12,320	3.9%
Cost of services	46,929	47,655	(1.5)%	95,909	94,472	1.5%
Amortization of acquired intangible assets	3,099	5,790	(46.5)%	6,328	10,807	(41.4)%

Total cost of revenues	$56,362	$59,868	(5.9)%	$115,042	$117,599	(2.2)%

Cost of License Fees. Cost of license fees, as referenced in the table above, includes fees paid to third party contractors in connection with our customer license compliance program, royalties and license fees paid to third parties, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs, and localization costs. Cost of license fees for the second quarter increased as a percentage of license revenue, however declined slightly in absolute dollars year over year. The increase in cost of license fees for the first half of fiscal 2005 as a percentage of license revenue and in absolute dollars year over year is primarily due to increases in royalties paid to third parties and increased activity in the revenue compliance program primarily in the Americas.

Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel; cost of third party delivered education and consulting revenues; and administrative costs in information technology and facilities for the operation of the services organization. The decrease in cost of services in absolute dollars in the second quarter of fiscal 2005 compared to the same quarter in fiscal 2004 is primarily related to the classification of $1.2 million of rent expense as Other Income, Net in the second quarter of fiscal 2005 in connection with the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”) in August 2003; offset by the cost of services increasing in connection with the increase in services revenues and an exchange rate impact of approximately 3 percent. Cost of services represented 32.1 percent, and 40.5 percent of total services revenues in the second quarter of fiscal 2005 and 2004, respectively. Cost of services as a percentage of service revenues decreased over this period due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues.

Cost of services increased slightly in absolute dollars and decreased as a percentage of services revenues for the first half of fiscal 2005 compared to the same period in fiscal 2004. The increase in cost of services was due to: the associated increase in services revenues and an exchange rate impact of approximately 4 percent; offset by the classification of $2.4 million of rent expense as Other Income, Net in the first half of fiscal 2005 in connection with the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”) in August 2003. Cost of services represented 33.2 percent and 40.6 percent of total services revenues in the first half of fiscal 2005 and 2004, respectively. Cost of services as a percentage of service revenues decreased over this period due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues.

Amortization of Acquired Intangible AssetsIincluded in Cost of Revenues. The amortization of acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base, patents and trademarks and distribution rights. The decrease in amortization for the second quarter and the first half of fiscal 2005 compared to the second quarter and the first half of fiscal 2004 was primarily due to a portion of our acquired intangible assets becoming fully amortized in the early part of the first quarter of fiscal 2005. In the future, amortization expense associated with intangible assets recorded prior to July 31, 2004 is currently expected to total approximately $6.2 million and $3.5 million for the remainder of fiscal 2005 and for fiscal 2006, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
Sales and marketing expenses	$99,688	$94,524	5.5%	$200,299	$186,433	7.4%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in sales and marketing in the second quarter of fiscal 2005 and the first half of fiscal 2005 compared to the same periods in fiscal 2004 is primarily related to: increased hiring in the sales organization, increased average sales compensation per person and a negative foreign exchange impact of approximately 2 percent and 4 percent, respectively; offset by the classification of rent expense of $0.4 million and $0.9 million as Interest and Other, Net in the second quarter and first half of fiscal 2005 in connection with the adoption of FIN 46R in August 2003.

Research and Development (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
Research and development expenses	$36,474	$34,723	5.0%	$71,416	$69,553	2.7%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The increases in research and development expenses for the second quarter and the first half of fiscal 2005 compared to the same periods in the previous fiscal year were due to increased compensation expenses related to increased headcount; offset by the classification of rent expense of $0.4 million and $1.0 million as Interest and Other, Net in the second quarter and first half of fiscal 2005 in connection with the adoption of FIN 46R in August 2003. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

General and Administrative (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
General and administrative expenses	$22,271	$19,126	16.4%	$43,886	$37,736	16.3%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. The increase in expenses for the second quarter and first half of fiscal 2005 compared to the same periods in fiscal 2004 was due primarily to: accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act of 2002, legal expenses on intellectual property matters, and compensation expenses; offset by the classification of rent expense in the second quarter and first half of fiscal 2005 of $0.5 million and $0.8 million as Interest and Other, Net in connection with the adoption of FIN 46R in August 2003.

Other Charges

Facilities Consolidation.

During the fiscal year ended January 31, 2002 (“Fiscal 2002”), the Company approved a plan to consolidate certain facilities in the United States, Canada, and Germany. The Company recorded a facilities consolidation charge of $20.0 million based on the remaining future lease commitments for vacant facilities, net of estimated future sublease income. During the first quarter of fiscal 2005, the Company approved a plan to consolidate certain facilities in regions including the United States and Canada. A facilities consolidation charge of $7.7 million was recorded using management’s best estimates and was based upon the present value of the remaining future lease commitments for vacant facilities, net of the present value of the estimated future sublease income. The facilities consolidation charge also included the write-off of approximately $0.8 million of unamortized leasehold improvements. During the second quarter of fiscal 2005 an additional charge $0.5 million was accrued in association with the facilities consolidation recorded in Fiscal 2002. This additional expense was recorded due to reassessment of original estimates of abandoning the leased facilities compared to the actual results and future estimates. If the Company was unable to receive any of its estimated but un-committed sublease income in the future, the total charge would be approximately $5.3 million (excluding the $0.5 million recorded in the second quarter of fiscal 2005). The estimated costs of abandoning leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three Months Ended July 31,		Percentage Change	Six Months Ended July 31,		Percentage Change
	2004	2003		2004	2003
Interest expense	$(7,330)	$(5,521)	32.8%	$(14,615)	$(11,064)	32.1%
Net loss on sale of equity investments	—	—		—	(198)	(100)
Foreign exchange gain (loss)	(1,459)	328	(544.8)	(1,782)	1,011	(276.3)
Interest income and other, net	5,471	5,442	0.5	10,148	11,222	(9.6)

Total interest and other, net	$(3,318)	$249	(1432.5)%	$(6,249)	$971	(743.6)%

On August 1, 2003 and in accordance with the adoption of FIN 46R, we recorded the carrying value of leased San Jose land and the related debt that had previously been accounted for as an operating lease. Prior to August 1, 2003, the borrowing costs associated with the San Jose land of approximately $2.5 million for the second quarter of fiscal 2004 and $5.1 for the first half of fiscal 2004 were accounted for as rent expense, which was recorded as operating expenses and cost of services. Subsequent to August 1, 2003, these borrowing costs are recorded as interest expense and approximately $1.6 million and $3.2 million were recorded for the second quarter and first half of fiscal 2005, respectively.

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

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest income and other, net. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($1.5 million) and $0.3 million for the second quarters of fiscal 2005 and 2004, respectively. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($1.8 million) and $1.0 million for the first half of fiscal 2005 and 2004, respectively.

Interest income and other, net remained flat for the second quarter of fiscal 2005 compared to fiscal 2004 and declined for the first half of fiscal 2005 compared to the same period in the prior year due to the decline in short term interest rates in certain countries combined with the fluctuations in cash balances in certain countries.

Provision for Income Taxes

We have provided for income tax expense of $13.1 million and $11.1 million for the second quarters of fiscal 2005 and 2004, respectively. For the first half of fiscal 2005 and fiscal 2004, we have provided for income taxes of $24.0 million and $21.6 million respectively. Our effective income tax rate was 30 percent for both the first half of fiscal 2005 and for the first half of fiscal 2004. Our effective tax rate for the first half of fiscal 2005 and for the first half of fiscal 2004 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

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

Liquidity and Capital Resources

As of July 31, 2004, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,578.8 million versus $1,467.0 million at January 31, 2004.

Cash flow from operations increased by $50.8 million from $88.6 million in the first half of fiscal 2004 to $139.4 million in the first half of fiscal 2005. The increase is primarily due to net changes in certain operating assets and liabilities, which generated cash of approximately $32.9 million in the first half of fiscal 2005 compared to consuming cash of $8.5 million in the first half of fiscal 2004, a net increase of $41.4 million.

Cash used in investing activities increased by $15.1 million from $63.0 million in the first half of fiscal 2004 to $78.1 million in the first half of fiscal 2005. This increase was primarily due to an increase of $30.0 million in net purchases of available-for-sale short-term investments. We also used $15.3 million less cash in the first half of fiscal 2005 than in the same period of the prior fiscal year for purchases of property and equipment and payments for acquisitions.

Cash used in financing activities in the first half of fiscal 2005 of $8.4 million was primarily related to the repurchases of our common stock totaling $40.1 million offset by proceeds of $31.7 million from the issuance of common stock under employee stock compensation plans. Cash used in financing activities in the first half of fiscal 2004 of $55.3 million was primarily related to the repurchases of our common stock totaling $81.1 million offset by proceeds of $26.0 million from the issuance of common stock under employee stock compensation plans.

At July 31, 2004, our outstanding short and long-term debt obligations consisted of $550.0 million of convertible notes, long-term debt related to our San Jose land lease of $211.7 million (of which $20.0 million is recorded as accrued liabilities related to the land lease and $191.6 million is recorded as long-term debt related to the land lease on our balance sheet), and $4.1 million of other obligations. The long-term debt related to the San Jose land lease was recorded on our balance sheet when we adopted the provision of the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R (“FIN 46R”, a revision of Interpretation 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51 on August 1, 2003. The adoption of FIN 46R on August 1, 2003 had no impact on our liquidity because the change in the accounting method for the synthetic lease arrangement did not change the underlying cash flows.

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

The total debt related to the San Jose land lease of $211.7 million matures in February 2006. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) and the effective interest rate will fluctuate based on changes in LIBOR as well as changes in our financial position as specified in the San Jose land lease agreement. The effective annual interest rate was approximately 2.94 percent as of July 31 2004. Interest payments are made in cash at intervals ranging from thirty days to six months, as elected by us.

In connection with the long-term debt related to the San Jose land lease, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of July 31, 2004, we are in compliance with all such financial covenants.

When we begin to develop the land subject to the land lease, the development will require significant cash and/or financing resources.

The following table of minimum contractual obligations owed has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum Contractual Obligations	Total payments due	Remainder of Fiscal 2005	Fiscal 2006 and 2007	Fiscal 2008 and 2009	Fiscal 2010 and thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	52,250	11,000	41,250	—	—
Other obligations	4,620	266	2,210	1,356	788
Long-term debt and accrued liabilities related to land lease	211,657	—	211,657	—	—
Operating	163,317	23,152	74,587	35,983	29,595

Total contractual obligations	$981,844	$34,418	$879,704	$37,339	$30,383

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001 and March 2003, the Board of Directors approved an aggregate repurchase of up to $200.0 million of our common stock under the Share Repurchase Program. An insignificant number of shares were repurchased in fiscal 2002. In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million leaving approximately $76.7 million of the approval limit available for share repurchases under the Share Repurchase Program. In May 2004, the Board of Directors approved an additional repurchase of up to $200.0 million of our common stock under the Share Repurchase Program. In the quarter ended July 31, 2004, 4.8 million shares were repurchased at a total cost of $40.1 million, leaving approximately $236.6 million of the approval limit available for share repurchases under the Share Repurchase Program. No repurchases were done in the first quarter of fiscal 2005 under the Share Repurchase Program.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any phenomenon that results in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through July 31, 2005. However, we may make acquisitions or license products and technologies complementary to our business or we may decide to purchase the land held under lease, and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions, licenses, or purchase. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Related Party Transactions

Loans to Executives and Officers

We have secured notes receivable from two executives totaling approximately $1.4 million as of July 31, 2004 and as of January 31, 2004. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum, respectively, and are due and payable on April 3, 2006 and May 10, 2007, respectively, or upon the termination of employment with us. The notes may be repaid at anytime prior to the due date.

In September 1999, we issued an unsecured line of credit to Alfred S. Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at July 31, 2004 or January 31, 2004.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the first half of fiscal 2005 and fiscal 2004 were insignificant.

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

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results have in the past, and may in the future, prevent us from meeting securities analysts’ or investors’ expectations and have in the past, and may in the future, result in a decline in our stock price.

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

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our recently introduced WebLogic Platform 8.1 products, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken against the U.S. dollar;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	the performance of our international business, which accounts for a substantial part of our consolidated revenues;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	our ability to develop, introduce and market new products, such as our WebLogic Platform 8.1 products, on a timely basis and whether any such new products are accepted in the market;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic 8.1 Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	loss of key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. For example, in the quarters ended January 31, 2004, April 30, 2004 and July 31, 2004, there were 26, 17 and 18 product transactions each with a value of greater than $1 million, respectively, including one product transaction with a value of greater than $10 million during the quarter ended July 31, 2003. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarters ended April 30, 2004 and July 31, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have positive business indicators about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly on the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. This is particularly relevant at this time because we have previously implemented significant cost cutting measures, thereby making incremental additional cost cutting more difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

Some of our competitors are also hardware vendors who bundle their own application server, integration software and tool products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor that we compete with which offers a line of application server, integration, and related software infrastructure solutions for their customers. Sun Microsystems is another hardware vendor which offers a line of application server and related software infrastructure solutions. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application server and integration solutions with computer hardware, software and related service sales. In addition, IBM Global Services, a division of IBM and a large provider of consulting and information technology services, can influence their service customers’ choice of software products in favor of IBM’s. In addition, these advantages allow IBM to promote their competing products by selling at a discount their mainframe operating system software to their numerous mainframe hardware customers who purchase on a bundled basis IBM application server and integration software. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, operating results, and financial condition will suffer.

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to continue to enhance the application server and integration functionalities in its .NET technologies. Microsoft’s .NET technologies use a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets, as well as their on-going efforts to enhance and expand the .NET technology program, could materially adversely affect our business, operating results and financial condition.

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

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multi-million dollar license transactions. For example, in the quarters ended July 31, 2004, April 30, 2004 and January 31, 2004, we had 18, 17, and 26 product transactions, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the recent introduction of the WebLogic Platform 8.1 has contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our WebLogic Platform 8.1 products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. We have invested substantial resources to develop and market our WebLogic Platform 8.1 products, and anticipate that this will continue. If our WebLogic Platform 8.1 products do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, WebLogic Platform 8.1 were contributing factors to our reported license revenue for our quarter ended April 30, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because the WebLogic Platform 8.1 products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our WebLogic Platform 8.1 products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server, BEA Tuxedo and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. When we increased our focus on using strategic partners to provide services related to the deployment and use of our software solutions, we previously experienced a slowdown in the growth of our services revenue, particularly a decline in revenue derived from our consulting services, and it is possible this trend could resume. Conversely, if consulting revenue were to increase, as it did in the quarters ended October 31, 2003, October 31, 2002 and January 31, 2003, it may adversely affect our overall operating margins since our consulting revenue margins are lower than our license revenue margins as well as our other services revenue margins.

The changes we made to our Americas sales and distribution organizations in our first quarter of 2005 could adversely affect our future revenues.

In the first quarter of fiscal 2005, we implemented changes in our Americas distribution organization. These changes included signing relationships with a value-added distributor and several value-added resellers (“VARs”), creating a new general accounts region within our Americas sales organization in part to coordinate our efforts with the VARs, reassigning personnel to staff this newly created general accounts region, transitioning customer relationships for these reassigned personnel, transitioning customer accounts to be focused on by the general accounts region and the VARs, moving the location of our telesales organization, and hiring a significant number of new employees in the Americas sales organization. We believe these changes disrupted the sales process in our first quarter of our fiscal 2005 more than we anticipated, and contributed significantly to reducing our revenue in North America in the first quarter. We currently believe the structural changes have been substantially completed, and that the changes have been substantially integrated by the sales force. However, the adverse impact of these changes could continue. For example, it may take more time to fully transition customer relationships, to train the new personnel and to train the VARs signed in our first quarter of our fiscal 2005. We also need to train the VARs we signed in the second quarter of our fiscal 2005. In addition, after the close of the second quarter, BEA announced the creation of a new worldwide field operations organization. This new organization is responsible for all of BEA’s worldwide sales, services and marketing functions. The objective of this new organization is to improve BEA’s operations and ability to serve customers by improving coordination among our sales, services and marketing teams. However, creation of this organization changes a variety of reporting relationships, and may cause disruption, especially in the near term. Based in part on this potential disruption and the adverse impact on our revenue resulting from the disruptions we experienced in our first quarter of our fiscal 2005, we believe that there is a significant risk that the ongoing impact of these changes to our Americas sales, services, marketing and distribution organizations could negatively impact our operating results in our third quarter of our fiscal 2005 and beyond.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 50.3% and 45.4% of our total revenues in the first half of fiscal 2005, and fiscal 2004, respectively. We sell our products and services through a network of branches and subsidiaries located in 34 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an adverse impact on our international revenue, particularly in the EMEA region if the relative value of the Euro were to decline. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

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

In addition, there has been an ongoing public debate whether employee stock option and employee stock purchase plan shares should be measured at their fair value and treated as a compensation expense and, if so, how to properly value such charges. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, for the quarters ended July 31, 2004 and July 31, 2003, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement

No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.07 and $0.10 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 1 of the Notes to Condensed Consolidated Financial Statements. On March 31, 2004, FASB issued a proposed statement which, if adopted, would eliminate the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and generally would require instead that such transaction be accounted for using the fair value based method.

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

Failure to achieve and maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing these assessments. During the course of our testing we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including our Chairman, Chief Executive Officer and President, Alfred S. Chuang, other key members of management and other key technical employees. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. For example, our Chief Marketing Officer has recently resigned from BEA. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been, and will continue to be, difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel, and to promptly replace key members of management who have resigned, would have a material adverse effect on our business, results of operations and financial condition.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation.

We have been and continue to be subject to legal proceedings and claims that arise in the ordinary course of our business, including claims currently being asserted that our products infringe certain patent rights. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

The price of our common stock may fluctuate significantly.

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, further terrorist activities, military actions in Iraq and the Middle East in general, geopolitical instability on the Korean peninsula and other parts of Asia, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations in their stock prices, including recent rapid rises and declines that often have not been directly related to the operating performance of such companies, such as the declines in the stock prices of many such companies that started in March 2000. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock. Our fluctuating stock price also carries other risks, including the increased risk of shareholder litigation. For example, following the drop of our stock price in May 2004, BEA and a number of our officers and directors were named in class and derivative lawsuits. These or other similar suits could divert management’s attention from the Company’s business and have an adverse effect on our financial results and operations.

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

If the markets for application servers, application platform, application integration and related application infrastructure software and Web services declines or do not grow as quickly as we expect, our revenues will be harmed.

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

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to July 31, 2004, we recorded approximately $389.3 million as intangible assets and goodwill of which approximately $323.5 million has been amortized or written off as of July 31, 2004. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $65.8 million at July 31, 2004, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,194 employees in 73 offices in 34 countries at July 31, 2004. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

We purchased the San Jose land to construct additional corporate offices and research and development facilities; however, we have suspended our construction initiatives. The land is treated as a held and used asset. If management were to commit to a plan to sell the land, the plan was put in motion and the sale of the land was probable, the land may then meet the criteria to be treated as a “held for sale” asset and, if the land’s fair market value at that time was less than the carrying value of $306.5 million, we would have to write-down the carrying value of the San Jose land, which could result in substantial charges to our consolidated statement of operations of up to the carrying value of $306.5 million. We will assess the San Jose land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose land may be permanently impaired. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset, or the relevant asset grouping, is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the land have been recorded under FAS 144, however there can be no assurance that we will not be required to record a substantial impairment charge related to the San Jose land of up to $306.5 million if events or circumstances change and we determine that the value of the San Jose land is impaired under FAS 144.

We have been named as a party to several shareholder class action and derivative action lawsuits, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses. An unfavorable outcome in one or more of these lawsuits could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Beginning on June 9, 2004, several purported class action shareholder complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003, through May 13, 2004. The complaints generally alleged that defendants made false statements about our operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages.

Beginning on June 15, 2004 several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and officers breached their fiduciary duties to the Company. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in substantial future expenses and substantial cash outflows.

At July 31, 2004, we had approximately $550 million of convertible notes outstanding and debt related to the San Jose land lease of $211.7 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas were 48.3 percent 44.9 percent for the second quarter and 50.3 percent and 45.4 percent of total revenues in the first half of fiscal 2005 and 2004, respectively. International revenues from each individual country outside of the United States were less than 10 percent of the total revenues in the three and six months ended July 31, 2004 with the exception of United Kingdom with $31.3 million or 12.0 percent and $68.0 million or 13.0 percent, respectively. International revenues from each individual country outside of the United States were less than 10 percent of the total revenues in the three and six months ended July 31, 2003 with the exception of United Kingdom with $26.0 million or 10.6 percent and $50.7 million or 10.5 percent, respectively. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($1.5 million) and $0.3 million for the second quarter of fiscal 2005 and 2004, respectively. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($1.8 million) and $1.0 million for the first half of fiscal 2005 and 2004, respectively.

Our outstanding forward contracts as of July 31, 2004 are presented in the table below. This table presents the net notional amount in U.S. dollars using spot exchange rates in July 2004 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 93 days or less as of July 31, 2004. Net sales of foreign currency are stated as a positive net notional amount and net purchases of foreign currency are stated as a negative net notional amount.

	Net notional amount	Notional weighted average exchange rate
	(in thousands)
Functional Currency—U.S. Dollar
Australian dollars	(500)	1.445
Brazilian reals	(1,600)	3.243
British pounds	5,700	0.564
Canadian dollars	6,100	1.377
Danish kroners	1,800	6.204
Euros	(54,000)	0.836
Israeli shekels	5,200	4.611
Japanese yen	(18,200)	113.890
Korean won	(13,000)	1187.830
New Zealand dollars	(5,600)	1.661
Singapore dollars	(3,100)	1.710
Swedish krona	2,600	7.613
Swiss francs	3,000	1.268

Total	(71,600)

Functional Currency—EURO
British pounds	(10,300)	0.549
Israeli shekels	(5,700)	4.564

Total	(16,000)

Functional Currency— Australian Dollar
New Zealand dollars	2,000	1.652
Singapore dollars	5,500	1.701

Total	7,500

Grand total	(80,100)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short and long-term restricted cash are treated as “available-for sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of July 31, 2004, the average holding period until maturity of our cash equivalents, short and long-term restricted cash, short and long-term investments was approximately 229 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at July 31, 2004:

	Fair value	Average interest rate
Cash equivalents	$517,399	1.21%
Short-term investments (0-1 year)	680,500	1.93%
Short-term investments (1-2 years)	165,519	1.59%
Short-term restricted cash (0-1 year)	1,633	1.42%
Long-term restricted cash (0-1 year)	6,380	1.42%

Total cash equivalent and investment securities	$1,371,431

We are exposed to changes in short-term interest rates through the long-term debt related to the land lease of $211.7 million, which bears a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 2.94 percent as of July 31, 2004. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the lease agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.1 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $10.4 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Beginning on June 9, 2004, several purported class action shareholder complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003 through May 13, 2004. The complaints generally alleged that defendants made false statements about our operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages.

Beginning on June 15, 2004, several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. These complaints are based on the same facts and circumstances as the class actions and generally allege that the named directors and offices breached their fiduciary duties to the Company. Given the nature of derivative litigation, any recovery in a derivative suit would be to the benefit of the Company.

Notice of these matters has been given to our insurers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchases:

The following table summaries our stock repurchase activity including broker commissions for the second quarter ended July 31, 2004

Period	(a) Total Number of Shares (or Units Purchased)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program[1]
Month #1 May 1-31, 2004	4,153 shares	$8.21 per share	4,153 shares	$241.9 million
Month #2 June 1-30, 2004	619 shares	$8.58 per share	619 shares	$236.6 million
Month #3 July 1-31, 2004	—	—	—	—

Total	4,772 shares	—	4,772 shares	$236.6 million

[1]	In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004, the Board of Directors approved a repurchase of up to an additional $200.0 million of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on June 11, 2004, the following proposals were approved:

	Affirmative Votes	Votes Withheld
1. Election of the following individuals to the Board of Directors as Class III directors, to hold office until the 2007 Annual Meeting of Stockholders:
Dean O. Morton	262,839,223	93,338,197
George Reyes	344,147,252	12,030,168

	Affirmative Votes	Negatives Votes	Abstained
2. Ratify the appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending January 31, 2005	245,297,891	110,736,183	140,685

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit number	Description
3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (1)

3.2	Registrant’s Amended and Restated Bylaws (2)

10.1	Separation letter dated August 16, 2004 between the Registrant and Tod Nielsen.

10.2	Employment letter dated July 30, 2004 between the Registrant and Wai Wong.

10.3	Employment Agreement dated September 1, 2004 between the Registrant and Wai Wong.

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Annual Report on Form 10-K, filed May 1, 2000.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002.

(b) Reports on Form 8-K:

On May 13, 2004, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary results for its first quarter ended April 30, 2004.

On June 30, 2004, the Registrant filed a Current Report on Form 8-K relating to the resignation of William T. Coleman III, a member of the Board of Directors of the Registrant.

On July 26, 2004, the Registrant filed a Current Report on Form 8-K relating to the resignation of Adam Bosworth, Senior VP of Advanced Development and Chief Architect of the Registrant.

On August 3, 2004, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary expected results for its second quarter ended July 31, 2004.

On August 12, 2004, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary results for its second quarter ended July 31, 2004.

On August 23, 2004, the Registrant filed a Current Report on Form 8-K relating to the resignation of Tod Nielsen, Executive Vice President and Chief Marketing Officer of the Registrant.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC.
(Registrant)

/s/ William M. Klein
William M. Klein
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: September 8, 2004