Form 10-Q
period 2004-10-31
BEA SYSTEMS INC
filed 2004-12-10
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended October 31, 2004

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

As of November 30, 2004, there were approximately 402,399,424 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues:
License fees	$114,914	$128,229	$351,366	$377,923
Services	149,485	123,853	437,956	356,501

Total revenues	264,399	252,082	789,322	734,424

Cost of revenues:
Cost of license fees	6,314	6,415	19,119	18,735
Cost of services	47,886	46,635	143,796	141,107
Amortization of certain acquired intangible assets	3,099	6,054	9,426	16,861

Total cost of revenues	57,299	59,104	172,341	176,703

Gross profit	207,100	192,978	616,981	557,721
Operating expenses:
Sales and marketing	96,868	94,946	297,167	281,379
Research and development	37,007	34,294	108,423	103,847
General and administrative	23,500	18,836	67,386	56,572
Facilities consolidation	—	—	8,165	—

Total operating expenses	157,375	148,076	481,141	441,798

Income from operations	49,725	44,902	135,840	115,923
Interest and other, net:
Interest expense	(8,053)	(7,687)	(22,663)	(18,752)
Interest income	5,506	5,431	15,647	17,818
Other, net	688	(1,196)	(1,092)	(1,547)

Total interest and other, net	(1,859)	(3,452)	(8,108)	(2,481)

Income before provision for income taxes	47,866	41,450	127,732	113,442
Provision for income taxes	14,360	12,435	38,320	34,033

Net income	33,506	29,015	89,412	79,409
Other comprehensive income:
Foreign currency translation adjustments	443	1,282	29	4,308
Unrealized gain (loss) on available-for-sale investments, net of income taxes	717	(290)	(1,720)	(1,881)

Comprehensive income	$34,666	$30,007	$87,721	$81,836

Net income per share:
Basic	$0.08	$0.07	$0.22	$0.20

Diluted	$0.08	$0.07	$0.21	$0.19

Number of shares used in per share calculations:
Basic	404,690	403,570	407,667	402,440

Diluted	411,100	422,980	418,113	420,047

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2004 (unaudited)	January 31, 2004 (audited*)
ASSETS
Current assets:
Cash and cash equivalents	$737,632	$683,729
Restricted cash	1,633	1,583
Short-term investments	848,321	783,288
Accounts receivable, net	205,022	268,526
Other current assets	40,416	32,480

Total current assets	1,833,024	1,769,606
Property and equipment, net	349,581	358,497
Goodwill, net	56,100	56,100
Acquired intangible assets, net	6,570	15,997
Long-term restricted cash	4,130	3,880
Other long-term assets	13,176	16,109

Total assets	$2,262,581	$2,220,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,284	$18,534
Accrued facilities consolidation charges	13,489	9,847
Accrued payroll and related liabilities	60,076	61,155
Accrued income taxes	55,103	43,725
Other accrued liabilities	76,332	74,968
Deferred revenues	244,177	273,879
Accrued liabilities related to land lease	—	19,656
Deferred tax liabilities	—	600
Current portion of notes payable	128	493

Total current liabilities	469,589	502,857
Deferred tax liabilities	24	1,522
Notes payable and other long-term obligations	221,078	4,033
Long-term debt related to land lease	—	191,639
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	404	408
Additional paid-in capital	1,174,709	1,112,703
Treasury stock, at cost	(224,622)	(123,303)
Retained earnings (deficit)	70,411	(19,001)
Deferred compensation	(7,114)	(10,462)
Accumulated other comprehensive income	8,102	9,793

Total stockholders’ equity	1,021,890	970,138

Total liabilities and stockholders’ equity	$2,262,581	$2,220,189

* Note:	The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2004	2003
Operating activities:
Net income	$89,412	$79,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,823	21,778
Amortization of deferred compensation	3,348	6,619
Amortization of acquired intangible assets	9,426	16,861
Tax benefit from exercise of stock options	20,927	14,373
Facilities consolidation	7,414	—
Changes in operating assets and liabilities	32,106	(1,838)
Other	11,312	11,356

Net cash provided by operating activities	192,768	148,558

Investing activities:
Purchases of property and equipment	(7,518)	(14,175)
Payments for acquisitions, net of cash acquired	(194)	(13,616)
Purchases of available-for-sale short-term investments	(673,074)	(582,977)
Proceeds from maturities of available-for-sale short-term investments	192,987	63,175
Proceeds from sales of available-for-sale short-term investments	403,923	465,478
Other	(40)	10,937

Net cash used in investing activities	(83,916)	(71,178)

Financing activities:
Increase in restricted cash for collateral on land lease transaction	—	126,296
Repayment of long-term debt related to land lease	(210,409)	(113,983)
Proceeds from notes payable	215,000	—
Net proceeds received for employee stock purchases	44,836	49,586
Purchases of treasury stock	(101,332)	(81,089)

Net cash used in financing activities	(51,905)	(19,190)

Net increase in cash and cash equivalents	56,947	58,190
Effect of exchange rate changes on cash and cash equivalents	(3,044)	14,765
Cash and cash equivalents at beginning of period	683,729	578,717

Cash and cash equivalents at end of period	$737,632	$651,672

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2004. The results of operations for the three months and nine months ended October 31, 2004 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2005 (“Fiscal 2005”) or thereafter.

The condensed consolidated financial statements include the amounts of the Company and all subsidiaries. Intercompany accounts and transactions have been eliminated. The condensed consolidated balance sheet at January 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

If the fee due from the customer is not fixed or determinable, including in certain circumstances where terms are extended, revenue is recognized as payment is made, assuming all other revenue recognition criteria have been met. In certain regions or countries where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized only when full cash payment is received from the customer. Revenue arrangements with resellers are generally recognized when the Company receives evidence that the reseller has sold the products to an end user customer. Revenue from sales to

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

independent software vendors (“ISVs”) who embed BEA’s products into their software products is recognized either upon shipment to the ISV or when the Company receives evidence that the ISV has sold the products to an end user customer, depending upon the facts and circumstances and BEA’s past experience with the particular ISV. License revenue on a majority of ISV arrangements is recognized upon shipment to the ISV. None of the Company’s resellers or ISVs have rights of return.

Services revenue includes consulting services, customer support and education. Consulting revenue and the related cost of services are generally recognized using the percentage of completion method based upon time and materials billings. For ixed price consulting contracts, revenues are generally recognized on the completed contract method. The amount of fixed priced consulting contracts has not been significant to date. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenue is recognized ratably over the term of the support period (generally one year) and education revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

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

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (collectively referred to as “SFAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee Stock Options
	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Expected life (in years)	5.0	4.0	4.0 to 5.0	4.0
Risk-free interest rate	3.65%	3.48%	3.65-4.08%	2.87-3.55%
Expected volatility	60%	50%	60-63%	50-65%

	Employee Stock Purchase Plan
	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	1.92-2.86%	1.15-2.07%	1.22-2.86%	1.15-2.07%
Expected volatility	53-59%	65%	53-59%	65%

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the vesting periods of the awards. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. In the future, the Company may be required, to use a different valuation model, which could result in a significantly different impact on pro forma net income (loss). For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Net income as reported	$33,506	$29,015	$89,412	$79,409
Add back:
Stock-based employee compensation expense included in reported net income	2,013	1,928	5,373	5,762
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(31,493)	(42,712)	(101,251)	(133,106)

Pro forma net income (loss)	$4,026	$(11,769)	$(6,466)	$(47,935)

Net income per share as reported
Basic	$0.08	$0.07	$0.22	$0.20

Diluted	$0.08	$0.07	$0.21	$0.19

Pro forma net income (loss) per share
Basic	$0.01	$(0.03)	$(0.02)	$(0.12)

Diluted	$0.01	$(0.03)	$(0.02)	$(0.11)

Consistent with FAS 109 and the Company’s recognition of its deferred tax assets, the reconciliation above does not include any tax impact on the stock-based employee compensation expense as the resulting deferred tax asset would be offset by an additional valuation allowance.

Projects funded by third parties

The Company occasionally enters into product development agreements with third parties that provide funding to BEA, which is intended by BEA and the third party to offset certain operating costs incurred by BEA. Such amounts are recorded as a reduction in BEA’s operating expenses. During the nine months ended October 31, 2004 and 2003, approximately $7.5 million and $9.6 million, respectively, of third party funding was recorded as a reduction in operating expenses.

Recent Accounting Pronouncements

On March 31, 2004 the Financial Accounting Standards Board (“FASB”) issued its exposure draft, “Share-Based Payments”, which is a proposed amendments to SFAS 123. The exposure draft would require all share-based payments to employees, including grants of employee stock options and purchases under employee stock purchase plans, to be recognized in the statement of operations based on their fair value. The FASB expects to issue a final standard late in 2004 that would be effective for public companies for interim and annual periods beginning after June 15, 2005. We have not yet assessed the impact of adopting this new standard.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.    Related Party Transactions

Loans to executives and officers

We have secured notes receivable from two executives totaling approximately $1.4 million as of October 31, 2004 and as of January 31, 2004. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum, respectively, and are due and payable on April 3, 2006 and May 10, 2007, respectively, or upon the termination of employment with us. The notes may be repaid at anytime prior to the due date.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at October 31, 2004 or January 31, 2004.

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the nine months ended October 31, 2004 and 2003 were insignificant.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Numerator:
Numerator for basic and diluted net income per share:
Net income	$33,506	$29,015	$89,412	$79,409

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	404,986	403,866	407,880	402,722
Weighted average shares subject to repurchase and shares held in escrow	(296)	(296)	(213)	(282)

Denominator for basic net income per share, weighted average shares outstanding	404,690	403,570	407,667	402,440
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	6,410	19,410	10,446	17,607

Denominator for diluted net income per share	411,100	422,980	418,113	420,047

Basic net income per share	$0.08	$0.07	$0.22	$0.20

Diluted net income per share	$0.08	$0.07	$0.21	$0.19

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of diluted net income per share for the three months ended October 31, 2004 and 2003 excludes the impact of options to purchase 54.6 million and 18.2 million shares of common stock, respectively, and the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) which are convertible into 15.9 million shares of common stock at both October 31, 2004 and 2003, as such impact would be anti-dilutive for these periods.

The computation of diluted net income per share for the nine months ended October 31, 2004 and 2003 excludes the impact of options to purchase 41.1 million and 28.5 million shares of common stock, respectively, and the conversion of the 2006 Notes which are convertible into 15.9 million shares of common stock at both October 31, 2004 and 2003, as such impact would be anti-dilutive for these periods.

Note 4.    Property and Equipment

Property and equipment consist of the following (in thousands):

	October 31, 2004	January 31, 2004
Land	$306,601	$306,388
Computer hardware and software	84,136	77,698
Furniture and equipment	34,170	33,342
Leasehold improvements	41,829	42,677
Furniture and equipment under capital leases	3,164	1,538

	469,900	461,643
Accumulated depreciation and amortization	(120,319)	(103,146)

	$349,581	$358,497

Note 5.    Acquired Intangible Assets

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	October 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$120,936	$(114,741)	$6,195
Non-compete agreements	26,745	(26,370)	375

Total	$147,681	$(141,111)	$6,570

	January 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$120,936	$(105,914)	$15,022
Non-compete agreements	26,745	(25,770)	975

Total	$147,681	$(131,684)	$15,997

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to acquired intangible assets as of October 31, 2004 is provided in the table below (in thousands):

Future amortization
Three months ending January 31, 2005	$3,049
Fiscal year ending January 31, 2006 (“Fiscal 2006”)	3,521

Total	$6,570

Note 6.    Facilities Consolidation Charges

During the fiscal year ended January 31, 2002 (“Fiscal 2002”), the Company approved a plan to consolidate certain facilities in the United States, Canada, and Germany. The Company recorded a facilities consolidation charge of $20.0 million based on the remaining future lease commitments for vacant facilities, net of estimated future sublease income. During the first quarter of fiscal 2005, the Company approved a plan to consolidate certain facilities in regions including the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities, net of the present value of the estimated future sublease income. During the second quarter of fiscal 2005 an additional charge $0.5 million was accrued in association with the facilities consolidation recorded in Fiscal 2002. This additional expense was recorded due to reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total charge would be approximately $6.2 million. The estimated costs of abandoning leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of these consolidation activities, at October 31, 2004, $13.5 million of lease termination costs remained accrued, net of anticipated sublease income. These accrued costs are expected to be fully expended by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. The following table summarizes the charges in Fiscal 2002 and fiscal 2005, and the activity related to the facilities consolidation liability during the fiscal year ended January 31, 2003 (“Fiscal 2003”), the fiscal year ended January 31, 2004 (“Fiscal 2004”), and the nine months ended October 31, 2004 (in thousands):

Facilities consolidation
Charges accrued during Fiscal 2002 included in operating expenses	$20,000
Write-off of leasehold improvements during Fiscal 2002	(2,152)
Cash payments during Fiscal 2002	(1,447)

Accrued at January 31, 2002	16,401
Cash payments during Fiscal 2003	(3,784)

Accrued at January 31, 2003	12,617
Cash payments during Fiscal 2004	(2,770)

Accrued at January 31, 2004	9,847
Charges accrued during the nine months ended October 31, 2004 included in operating expenses	8,174
Write-off of leasehold improvements during the nine months ended October 31, 2004	(760)
Cash payments during the nine months ended October 31, 2004	(3,772)

Accrued at October 31, 2004	$13,489

Note 7.    Notes Payable and Other Obligations

In October 2004, BEA entered into a four year revolving credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million (of which $20.1 was recorded as accrued liabilities related to the land lease and $191.6 million was recorded as long term debt related to the land lease on our balance sheet as of July 31, 2004). The termination of the long term debt related to the land lease did not result in any material termination penalties.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 3.2 percent as of October 31 2004. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements. As of October 31, 2004, the Company is in compliance with all financial covenants.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	October 31, 2004	January 31, 2004
Foreign currency translation adjustments	$9,548	$9,519
Unrealized gain (loss) on available-for-sale investments, net of income tax	(1,446)	274

Total accumulated other comprehensive income	$8,102	$9,793

Note 9.    Common Stock and Treasury Stock

During the three months ended October 31, 2004, the Company issued 1.7 million shares of common stock and received $13.2 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

During the nine months ended October 31, 2004, the Company issued 7.5 million shares of common stock and received $44.8 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

The Company recorded a tax benefit from stock options of $7.0 million and $5.8 million for the three months ended October 31, 2004 and 2003, respectively. The Company recorded a tax benefit from stock options of $20.9 million and $22.5 million in the nine months ended October 31, 2004 and 2003, respectively.

In September 2001, March 2003 and May 2004, the Board of Directors approved an aggregate repurchase of up to $400.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”). An insignificant number of shares were repurchased in Fiscal 2002. In Fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In Fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million. In the three and nine months ended October 31, 2004, 9.0 and 13.8 million shares were repurchased at a total cost of $61.2 and $101.3 million, respectively, leaving approximately $175.4 million of the approval limit available for share repurchases under the Share Repurchase Program.

Note 10.    Commitments and Contingencies

Litigation and other claims

Beginning on June 9, 2004, several purported Company shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003 through May 13, 2004 (the “Class Actions”). The consolidated complaint filed by the lead plaintiff generally alleges that defendants made false statements about our operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages. Beginning on June 15, 2004, several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. These complaints are based on the same facts and

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances as the Class Actions and generally allege that the named directors and offices breached their fiduciary duties to the Company. The state court actions have been stayed pending the outcome of the federal action. Notice of these matters has been given to our insurers.

The Company is also subject to legal proceedings and other claims that arise, such as those arising from intellectual property disputes, domestic and foreign tax matters, and employee-related matters, in the ordinary course of its business. In 2003, Software AG and its domestic subsidiary filed a complaint against us in the United States District Court for the District of Delaware alleging that certain of our products, including WebLogic Server, WebLogic Integration and WebLogic Workshop infringe U.S. Patent No. 5,329,619 held by Software AG and its domestic subsidiary. Software AG’s complaint sought unspecified monetary damages and an injunction against infringement. In 2003, we counterclaimed against Software AG requesting a declaratory judgment of noninfringement, invalidity and inequitable conduct by Software AG. In addition, on September 9, 2004, a Markman hearing was held. A trial date of May 2, 2005 has been set.

While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations, or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to the Company.

On November 29, 2004, we filed a complaint against Software AG and Software AG, Inc. in the United States District Court for the Eastern District of Virginia alleging that certain products of Software AG and Software AG, Inc. infringe US. Patent No. 6,115,744 held by us.

Warranties and indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure under such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of October 31, 2004 or January 31, 2004. To date, the Company’s warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. The Company has not recorded a liability for infringement costs as of October 31, 2004 or January 31, 2004.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: assumptions underlying the calculation of fair values of stock-based awards; future amortization of acquired intangible assets; facilities consolidation charges; the utilization of lease termination costs; future adjustments to facilities consolidation charges; any recovery in a derivative suit; the amount of ultimate liability of any litigation; seasonality of orders and sales in the first quarter of a fiscal year; the effects of implemented changes in our Americas sales, services, marketing and distribution organizations; completion of structural changes in the Americas sales organizations; the development of further integration technologies and features; the investment in programs and strategies to attract developers using non-Java platforms; the continuation of growth through acquisitions; the trend toward increased high dollar transactions; future amortization expenses associated with intangible assets; the belief that a significant level of research and development is required to remain competitive; the anticipation that substantial resources will be committed to product development and engineering; valuation allowances; repayment of notes in cash on the maturity date of December 15, 2006; significant cash and/or financing resources needed to develop land; the estimate and fluctuation of interest payments; sufficiency of existing cash; fluctuation of revenues and operating results; continued investment in and enhancement of WebLogic Platform 8.1 and other new products; the continuation of certain products accounting for a majority of revenue; the need to train the VARs we signed in the second and third quarter of fiscal 2005; the objectives of the new worldwide field operations organization; the dependence on continued expansion of international operations; the dependence on successfully maintaining existing relationships and further establishing and expanding relationships; the intention to seek distribution arrangements with additional ISVs; the need to expand our relationships with third parties in order to support license revenue growth; the dependence on our ability to attract and retain highly skilled personnel; the intention to expand our global organization; the dependence on our ability to timely and effectively enhance existing products, respond to changing customer requirements and develop and introduce new products; continued adoption of Java technologies; strategic partners’ ability to integrate their software with ours; the dependence on acceptance of our products by certain customers; the dependence on continued growth in the use of the Web to run software applications; the dependence on continued growth in the number of companies extending their mainframe-based applications to the Internet; the intention to make additional acquisitions in the future; the effects of accounting standards; the dependence on our proprietary technology; the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure; the update of our management information systems to integrate financial and other reporting; an increase in staff and improvement in financial reporting and controls; the development and roll out of information technology initiatives; the dependence on future performance to meet our debt service obligations; and the requirement of substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. These forward-looking statements involve important factors that could cause actual results to differ materially from those in the forward-looking statements. These important factors include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors that May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factor.

Overview

BEA® is a world leader in enterprise infrastructure software. Our WebLogic® Enterprise Platform delivers a highly reliable, scalable software infrastructure for customers to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server™, the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA Liquid Data for WebLogic™, a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA WebLogic Workshop™, a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; BEA WebLogic JRockit™ JVM, a server-centric Java Virtual Machine (“JVM”); BEA WebLogic Enterprise Security™, an application security infrastructure solution; and BEA Tuxedo™, a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”), value-added resellers (“VARs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

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

Investment in Distribution.    In the first quarter of fiscal 2005, we implemented changes in our Americas distribution organization. These changes included signing relationships with a value-added distributor and several value-added resellers (“VARs”), creating a new general accounts region within our Americas sales organization in part to coordinate our efforts with the VARs, reassigning personnel to staff this newly created general accounts region, transitioning customer relationships for these reassigned personnel, transitioning customer accounts to be focused on by the general accounts region and the VARs, moving the location of our telesales organization, and hiring a significant number of new employees in the Americas sales organization. We believe these changes disrupted the sales process in our first quarter of our fiscal 2005 more than we anticipated, and contributed significantly to reducing our revenue in North America in the first quarter. We currently believe the structural changes have been substantially completed, and that the changes have been substantially integrated by the sales force. However, the adverse impact of these changes could continue. For example, it may take more time to transition customer relationships, to train the new personnel and to train the VARs signed in the first quarter of fiscal 2005. We also need to train the VARs signed in the second and third quarters of fiscal 2005. In addition, after the close of the second quarter, BEA announced the creation of a new worldwide field operations organization. This new organization is responsible for all of BEA’s worldwide sales, services and marketing functions. The objective of this new organization is to improve BEA’s operations and ability to serve customers by improving coordination among our sales, services and marketing teams. However, creation of this organization changed a variety of reporting relationships, and may cause disruption, especially in the near term. In addition, after the end of our third quarter, the Executive Vice President of our worldwide field operations organization streamlined the sales organization by having the heads of the sales regions (Americas, EMEA and APAC) report directly to him. Based in part on this potential disruption and the adverse impact on our revenue resulting from the disruptions we experienced in our first quarter of our fiscal 2005, we believe that there is a risk that the ongoing impact of these changes to our Americas sales, services, marketing and distribution organizations could negatively impact our operating results in our second half of our fiscal 2005 and beyond.

Investment in Platform Product.    In the fall of 2001, we announced a new focus on a platform approach. Primarily known as an application server provider, our platform strategy converged application server, integration, portal, security, development and deployment tools, and operations, administration and management into a single product offering. Our approach was to unify these technologies into a single code base, with a single installation, single development and deployment environment and single management console. Delivering a platform product required significant research and development investment in areas that were relatively new to us, such as security, integration and tools, and also required significant investment in research and development in order to unify various technologies into a single code base. Selling and marketing a platform product also requires significant investment in marketing to educate customers and prospects, and significant investment to educate our sales force. One goal of the platform approach is to sell more broadly inside customer organizations, and also to sell at higher levels in the customer organizations. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We released our BEA WebLogic Platform™ 8.1 product in July 2003, and are actively working on the transitions inside the sales force, product market and customer base.

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

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the quarter ended October 31, 2004 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of income as a percentage of total revenues for the three and nine months ended October 31, 2004 and 2003.

	Three months ended October 31,		Nine months ended October 31,
	2004	2003	2004	2003
Revenues:
License fees	43.5%	50.9%	44.5%	51.5%
Services	56.5%	49.1%	55.5%	48.5%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	5.5%	5.0%	5.4%	5.0%
Cost of services (1)	32.0%	37.7%	32.8%	39.6%
Amortization of acquired intangible assets	1.2%	2.4%	1.2%	2.3%

Total cost of revenues	21.7%	23.4%	21.8%	24.1%

Gross margin	78.3%	76.6%	78.2%	75.9%
Operating expenses:
Sales and marketing	36.6%	37.7%	37.6%	38.3%
Research and development	14.0%	13.6%	13.8%	14.1%
General and administrative	8.9%	7.5%	8.5%	7.7%
Facilities consolidation	—	—	1.1%	—

Total operating expenses	59.5%	58.8%	61.0%	60.1%

Income from operations	18.8%	17.8%	17.2%	15.8%
Interest and other, net	(0.7)%	(1.4)%	(1.0)%	(0.4)%

Income before provision for income taxes	18.1%	16.4%	16.2%	15.4%
Provision for income taxes	5.4%	4.9%	4.9%	4.6%

Net income	12.7%	11.5%	11.3%	10.8%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
Total revenues	$264,399	$252,082	4.9%	$789,322	$734,424	7.5%

Our revenues are derived from fees for software licenses and services, which include customer support, education and consulting. The revenue growth for the quarter ended October 31, 2004 (the “third quarter of fiscal 2005”) from the same quarter in the prior fiscal year (the “third quarter of fiscal 2004”) reflects growth in our customer support, consulting and education revenues, offset partially by a decline in license revenues. Services revenue increased by 20.7% percent, which was primarily due to the $22.1 million increase (23.5 percent increase) in support revenues compared to the same quarter in the prior year. The revenue growth for the nine months ended October 31, 2004 from the same period in the prior fiscal year also reflects growth in our customer support, consulting and education revenues, offset partially by a decrease in license revenues. During this period, services revenue increased by 22.8 percent, which was primarily due to the $64.8 million increase (23.7 percent increase) in support revenues compared to the same period in the prior year.

Geographically, the total revenue distribution shifted from the Americas (United States, Canada, Mexico and Latin America) to International (mainly Europe and Asia) for the third quarter and the first nine months of fiscal 2005 compared to the same periods in fiscal 2004. International revenues comprised 50.1 percent of total revenues compared to 45.9 percent for the third quarter ended October 31, 2004 and 2003, respectively. For the third quarter ended October 31, 2004, total revenues when translated at a constant exchange rate from the same quarter in the prior fiscal year would have been approximately $256.6 million, or an increase of approximately 2 percent over the same period in the prior year. International revenues comprised 50.3 percent of total revenues compared to 45.6 percent for the nine months ended October 31, 2004 and 2003, respectively. For the nine months ended October 31, 2004, total revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $756.0 million, or an increase of approximately 3 percent over the same period in fiscal 2004. Many factors that impact our revenue levels and there can be no assurance that our revenues will grow in the future.

Deferred revenues are predominantly comprised of deferred customer support revenues. Deferred revenues also include deferred license and consulting revenues. Deferred customer support revenues are generally recognized ratably over the term of the contract. License and consulting deferred revenues generally are deferred due to revenue recognition requirements. Management believes the fluctuation in deferred revenues tend to be seasonal due to relatively higher fourth quarter license sales which are generally sold with customer support and the fact that a relatively higher proportion of customer support renewals occur in the fourth quarter. Although deferred license revenue declined for the three months ended October 31, 2004, the primary driver in the decline in deferred revenues was deferred customer support revenues. Deferred revenues will fluctuate in the future, as a function of the timing and terms of particular transactions and will not necessarily correlate with revenue growth in any given quarter and fluctuations in deferred revenues are not an indicator of future license revenue.

License Fees (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
Total license fees	$114,914	$128,229	(10.4%)	$351,366	$377,923	(7.0%)

Management believes the decrease in license revenues for the third quarter of fiscal 2005 from the same quarter in the prior fiscal year was due in part to the challenging market conditions in the Americas, the decline in average transaction size, the timing of closing large transactions, a decline in Tuxedo® revenues and a longer sales cycle for platform transactions. License fees for the third quarter of fiscal 2005 included 13 transactions greater than $1.0 million compared to 17 transactions greater than $1.0 million in the same quarter of the prior fiscal year. Management believes that transactions greater than $1.0 million constitute a significant portion of total license revenue and the inherent volatility related to the timing of the closing of such transactions, increases the risk that reported results may differ from expected results. Management also believes the decline in Tuxedo revenue may not necessarily be indicative of a future trend due to the historical fluctuation of Tuxedo revenues.

Management believes the decline in license revenue for the nine months ended October 31, 2004 compared to the same period in the prior fiscal year was due in part to the challenging market conditions in the Americas, the decline in average transaction size, the timing of closing large transactions, a decline in Tuxedo revenues, a longer sales cycle for platform transactions, the organizational changes in the Americas sales force, greater than anticipated seasonality, and the rate of market acceptance of the WebLogic Platform 8.1. License fees for the nine months ended October 31, 2004 and the same period in the prior fiscal year both included 48 transactions greater than $1.0 million. Management believes that transactions greater than $1.0 million constitute a significant portion of total license revenue and the inherent volatility related to the timing of the closing of such transactions, increases the risk that reported results may differ from expected results. Management also believes the decline in Tuxedo revenue may not necessarily be indicative of a future trend due to the historical fluctuation of Tuxedo revenues.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
Consulting and education revenues	$33,394	$29,824	12.0%	$100,471	$83,780	20.0%
Customer support revenues	116,091	94,029	23.5%	337,485	272,721	23.7%

Total services revenues	$149,485	$123,853	20.7%	$437,956	$356,501	22.8%

Consulting and education revenues consist of professional services related to the deployment and use of our software products, and are typically recognized using the percentage of completion method based on time and materials billings. Customer support revenues consist of fees for annual maintenance contracts, which are recognized ratably over the term of the agreement (generally one year). Customer support is typically priced as a percentage of license fees. The significant increase in customer support revenues in the three months and nine months ended October 31, 2004 compared to the same periods in the prior fiscal year was driven by maintenance renewals of our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. Consulting and education revenues increased in the three months and nine months ended October 31, 2004 compared to the same periods in the prior fiscal year due primarily to an increase in demand for consulting services. The increase in consulting services is driven by our customers’ increasing demand for assessments, architecture and implementation services.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended October 31, 2004	Percentage of total revenues	Three months ended October 31, 2003	Percentage of total revenues	Nine months ended October 31, 2004	Percentage of total revenues	Nine months ended October 31, 2003	Percentage of total revenues
Americas	$131,832	49.9%	$136,505	54.1%	$392,698	49.7%	$399,674	54.4%
European, Middle East and Africa region (“EMEA”)	89,979	34.0%	74,106	29.4%	278,487	35.3%	220,953	30.1%
Asia/Pacific region (“APAC”)	42,588	16.1%	41,471	16.5%	118,137	15.0%	113,797	15.5%

Total revenues	$264,399	100.0%	$252,082	100.0%	$789,322	100.0%	$734,424	100.0%

For each of the twelve fiscal quarters ended October 31, 2004, EMEA and APAC revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, changes in foreign currency exchange rates.

Americas revenues declined slightly for the three and nine months ended October 31, 2004 compared to three and nine months ended October 31, 2003, respectively. Management believes there was a combination of factors that lead to the Americas revenues declining for the three months ended October 31, 2004 compared to the same period ended October 31, 2003 including: the challenging market conditions in the Americas, the decline in average transaction size, the timing of closing large transactions, a decline in Tuxedo revenues and a longer sales cycle for platform transactions. The decline in Americas revenues for the nine months ended October 31, 2004 compared to the same period in fiscal 2004 included: the challenging market conditions in the Americas, the decline in average transaction size, the timing of closing large transactions, a decline in Tuxedo revenues, longer sales cycles for platform transactions, the organizational changes in the Americas sales force, greater than anticipated seasonality and the rate of market acceptance of the WebLogic Platform 8.1. Exchange rate movements did not materially impact Americas revenues for the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003.

EMEA revenues increased for the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003. Management believes the increase in EMEA revenues for the three and nine months ended October 31, 2004 compared to the same periods in the prior fiscal year was due to strong performance across the entire region. EMEA revenues would have been approximately $81.6 million and $252.4 million for the three and nine months ended October 31, 2004 when translated at a constant exchange rate year over year.

APAC revenues increased slightly for the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 in large part due to the increase in services revenues. APAC revenues would have been approximately $40.7 million and $112.2 million for the three and nine months ended October 31, 2004 when translated at a constant exchange rate year over year.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
Cost of license fees	$6,314	$6,415	(1.6)%	$19,119	$18,735	2.1%
Cost of services	47,886	46,635	2.7%	143,796	141,107	1.9%
Amortization of acquired intangible assets	3,099	6,054	(49.0)%	9,426	16,861	(44.1)%

Total cost of revenues	$57,299	$59,104	(3.1)%	$172,341	$176,703	(2.5)%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes fees paid to third party contractors in connection with our license compliance program, royalties and license fees paid to third parties, costs associated with transferring our software to electronic media, the printing of user manuals, packaging and distribution costs, and localization costs. Cost of license fees for the three months ended October 31, 2004 increased as a percentage of license revenue, but declined slightly in absolute dollars. The increase in cost of license fees for the nine months ended October 31, 2004 as a percentage of license revenue and in absolute dollars year over year is due primarily to increased activity in the revenue compliance program, especially in the Americas.

Cost of Services.    Cost of services consists primarily of salaries and benefits for consulting, education and product support personnel; cost of third party delivered education and consulting revenues; and administrative costs for information technology and facilities. The increase in cost of services in absolute dollars in the three months ended October 31, 2004 compared to the same three months ended October 31, 2003 was related primarily to an exchange rate impact of approximately 3 percentage points. Cost of services represented 32.0 percent, and 37.7 percent of total services revenues in the three months ended October 31, 2004 and 2003, respectively. Cost of services as a percentage of service revenues decreased over this period due to a higher mix of customer support revenues which have higher gross margins than consulting or education and improvements in consulting and support margins.

Cost of services increased slightly in absolute dollars and decreased as a percentage of services revenues for the nine months ended October 31, 2004 compared to the nine months ended October 31, 2003. The increase in cost of services was due to in large part to an exchange rate impact of approximately 4 percentage points offset by the prospective re-classification of $2.4 million of rent expense to Other Income, Net in the nine months ended October 31, 2004 in connection with the adoption of Financial Accounting Standards Board Interpretation No. 46 (“FIN 46R”) in August 2003. Cost of services represented 32.8 percent and 39.6 percent of total services revenues in the nine months ended October 31, 2004 and 2003, respectively. Cost of services as a percentage of service revenues decreased over this period due to a higher mix of higher-margin customer support revenues versus lower-margin consulting and education revenues.

Amortization of Acquired Intangible Assets Included in Cost of Revenues.    The amortization of acquired intangible assets consists of amortization of purchased technology, non-compete agreements, customer base, patents and trademarks and distribution rights. The decrease in amortization for the three months and nine months ended October 31, 2004 compared to the three months and nine months ended October 31, 2003 was primarily due to a portion of our acquired intangible assets becoming fully amortized in the early part of the first quarter of fiscal 2005. In the future, amortization expense associated with intangible assets recorded prior to October 31, 2004 is currently expected to total approximately $3.1 million and $3.5 million for the remainder of fiscal 2005 and for fiscal 2006, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
Sales and marketing expenses	$96,868	$94,946	2.0%	$297,167	$281,379	5.6%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in sales and marketing in absolute dollars in the three and nine months ended October 31, 2004 compared to the three and nine months ended October 31, 2003 is related primarily to: increased hiring in the sales organization, additional spending related to marketing programs, and a negative foreign exchange impact of approximately 3 percentage points. Management currently expects that there will be a seasonal increase in sales compensation in the fourth quarter of fiscal 2005.

Research and Development (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
Research and development expenses	$37,007	$34,294	7.9%	$108,423	$103,847	4.4%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The increases in research and development expenses for the three months and nine months ended October 31, 2004 compared to the same periods in the previous fiscal year were due to increased compensation expenses related in part to increased average headcount, and expenses associated with relocation of certain research and development functions offset by the prospective re-classification of rent expense of $1.0 million to Interest and Other, Net in the nine months ended October 31, 2004 in connection with the adoption of FIN 46R in August 2003. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

General and Administrative (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
General and administrative expenses	$23,500	$18,836	24.8%	$67,386	$56,572	19.1%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. The increase in expenses for the three months and nine months ended October 31, 2004 compared to the three months and nine months ended October 31, 2003 was due primarily to: increased accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act of 2002, increased legal expenses primarily on intellectual property matters, increased compensation expenses and a negative foreign exchange impact of approximately 2 percentage points, respectively.

Other Charges

Facilities Consolidation.

During the fiscal year ended January 31, 2002 (“Fiscal 2002”), the Company approved a plan to consolidate certain facilities in the United States, Canada, and Germany. The Company recorded a facilities consolidation charge of $20.0 million based on the remaining future lease commitments for vacant facilities, net of estimated future sublease income. During the first quarter of fiscal 2005, the Company approved a plan to consolidate certain facilities in regions including the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities, net of the present value of the estimated future sublease income. During the second quarter of fiscal 2005 an additional charge $0.5 million was accrued in association with the facilities consolidation recorded in Fiscal 2002. This additional expense was recorded due to reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total charge would be approximately $6.2 million. The estimated costs of abandoning leased facilities, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources.

Notes Payable and Other Obligations

In October 2004, BEA entered into a four year revolving credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million ($191.6 million classified as long term debt for land lease and $20.1 million classified as current portion of notes payable and other obligations). The termination of the long term debt related to the land lease did not result in any material termination penalties.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 3.2 percent as of October 31 2004. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by BEA. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements. As of October 31, 2004, the Company was in compliance with all financial covenants.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2004	2003		2004	2003
Interest expense	$(8,053)	$(7,687)	4.8%	$(22,663)	$(18,752)	20.9%
Foreign exchange gain (loss)	688	(206)	(434.0)	(1,092)	805	(235.7)
Interest income and other, net	5,506	4,441	24.0	15,647	15,466	1.2

Total interest and other, net	$(1,859)	$(3,452)	(46.1)%	$(8,108)	$(2,481)	226.8

Interest expense is primarily comprised of interest expense correlated with convertible debt, long term debt related to land lease which was paid off and replaced with notes payable in October 2004 (as described in Notes Payable and Other Obligations). Interest expense increased slightly for the three months ended October 31, 2004 compared to the same period in the prior year. Interest expense increased for the nine months ended October 31,

2004 compared to the same period in 2003 due to three quarters of interest expense recorded in fiscal 2005 compared to one quarter in fiscal 2004 related to the long term debt related to the land lease. In accordance with the adoption of FIN 46R in August 2003, we commenced accounting for interest on the land lease debt as a component of Interest Expense. Prior to adopting FIN46R, we classified this interest as an operating expense.

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

We have a program to reduce the effect of transaction foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities, which includes our intercompany balances. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest income and other, net. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately $0.7 million and ($0.2 million) for the three months ended October 31, 2004 and 2003, respectively. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($1.1 million) and $0.8 million for the nine months ended October 31, 2004 and 2003, respectively.

Interest income and other, net increased for the three and nine months ended October 31, 2004 compared to three and nine months ended October 31, 2003. Interest income has increased for the three and nine months ended October 31, 2004 compared to the same periods in 2003 due to improved yields and volume.

Provision for Income Taxes

We have provided for income tax expense of $14.4 million and $12.4 million for the three months ended October 31, 2004 and 2003, respectively. For the nine months ended October 31, 2004 and 2003, we have provided for income taxes of $38.3 million and $34.0 million, respectively. Our effective income tax rate was 30 percent for both the three and nine months ended October 31, 2004 and 2003. Our effective tax rate for the three and nine months ended October 31, 2004 and 2003 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

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

Liquidity and Capital Resources

As of October 31, 2004, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,586.0 million versus $1,467.0 million at January 31, 2004.

Cash flow from operations increased by $44.2 million from $148.6 million in the nine months ended October 31, 2003 to $192.8 million in the nine months ended October 31, 2004. The increase is primarily due to net changes in certain operating assets and liabilities, which generated cash of approximately $32.1 million in the nine months ended October 31, 2004 compared to consuming of $1.8 million in the nine months ended October 31, 2003, a net increase of $33.9 million.

Cash used in investing activities increased by $12.7 million from $71.2 million in the nine months ended October 31, 2003 to $83.9 million in the nine months ended October 31, 2004. This increase was primarily due to an increase of $21.8 million in net purchases of available-for-sale short-term investments. We also used $20.1 million less cash in the nine months ended October 31, 2004 than in the same period of the prior fiscal year for purchases of property and equipment and payments for acquisitions

Cash used in financing activities increased by $32.7 million from $19.2 million in the nine months ended October 31, 2003 to $51.9 million in the nine months ended October 31, 2004. This increase was primarily related to the repurchases of our common stock of $101.3 million in the nine months ended October 31, 2004 which was $20.2 million higher than the same period in the prior year. The remainder of the increase was primarily due to the net change in restricted cash for collateral on the San Jose land lease transaction, the repayment of long-term debt related to the San Jose land lease and the notes payable entered into in October 2004.

At October 31, 2004, our outstanding short and long-term debt obligations consisted of $550.0 million of convertible notes and $221.1 million of notes payable and other obligations. In the quarter ended October 31, 2004, we repaid and terminated the long-term debt related to our San Jose land lease of $211.7 million (of which approximately $20.1 million was recorded as accrued liabilities related to the San Jose land lease and $191.6 million was recorded as long-term debt related to the San Jose land lease on our balance sheet as of July 31, 2004). In the same quarter we borrowed $215.0 million under a new four-year revolving credit facility.

The long term debt facility entered into in October 2004 of $215.0 million matures in October 2008. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 3.2 percent as of October 31 2004. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by BEA. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of October 31, 2004, we are in compliance with all such financial covenants.

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

If we begin to develop the San Jose land, the development will require significant cash and/or financing resources.

The following table of minimum contractual obligations owed has been prepared assuming that the convertible notes and notes payable and other obligations will be repaid in cash upon maturity (in thousands):

Minimum Contractual Obligations	Total payments due	Remainder of Fiscal 2005	Fiscal 2006 and 2007	Fiscal 2008 and 2009	Fiscal 2010 and thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	46,750	5,500	41,250	—	—
Other obligations	6,078	146	2,438	1,682	1,812
Notes payable	215,000		—	215,000	—
Operating	161,385	11,683	77,788	38,348	33,566

Total contractual obligations	$979,213	17,329	671,476	255,030	35,378

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above. The operating component is primarily comprised of facilities lease obligations that may or may not be recorded on the balance sheet based on the terms of each respective agreement.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003 and May 2004, the Board of Directors approved an aggregate repurchase of up to $400.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). An insignificant number of shares were repurchased in Fiscal 2002. In Fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In Fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million. In the three and nine months ended October 31, 2004, 9.0 and 13.8 million shares were repurchased at a total cost of $61.2 and $101.3 million, respectively, leaving approximately $175.4 million of the approval limit available for share repurchases under the Share Repurchase Program.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through October 31, 2005. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Related Party Transactions

Loans to Executives and Officers

We have secured notes receivable from two executives totaling approximately $1.4 million as of October 31, 2004 and as of January 31, 2004. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum, respectively, and are due and payable on April 3, 2006 and May 10, 2007, respectively, or upon the termination of employment with us. The notes may be repaid at anytime prior to the due date.

In September 1999, we issued an unsecured line of credit to Alfred S. Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at October 31, 2004 or January 31, 2004.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the nine months ended October 31, 2004 and 2003 were insignificant.

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

Our revenues have fluctuated in the past and are likely to fluctuate significantly in the future. For example, in the quarters ended October 31, 2001, April 30, 2002, April 30, 2003 and April 30, 2004, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Moreover, even if our total revenues meet investors’ and securities analysts’ expectations, if a component of our total revenues does not meet these expectations, our stock price may decline. For example, in our quarter ended April 30, 2004, our reported license revenue was several million dollars lower than the level expected by securities analysts. Our stock price declined by approximately 22.5 percent at the close of trading on the Nasdaq National Market on the day following our announcement of our quarterly financial results providing this information. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks that began in March 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our recently introduced WebLogic Platform 8.1 products, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro and British Pound were to weaken against the U.S. dollar;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	the performance of our international business, which accounts for approximately half of our consolidated revenues;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	the seasonality of our sales, which typically significantly adversely affects our revenue in our first quarter;

•	our ability to develop, introduce and market new products and initiatives, such as our WebLogic Platform 8.1 products and our solutions framework program, on a timely basis and whether any such new products are accepted in the market;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic 8.1 Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	loss of key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. For example, in the quarters ended January 31, 2004, April 30, 2004, July 31, 2004 and October 31, 2004 there were 26, 17, 18 and 13 product transactions each with a value of greater than $1 million, respectively, including one product transaction with a value of greater than $10 million during the quarter ended July 31, 2003. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarters ended April 30, 2004 and July 31, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have positive business indicators, such as sales “pipeline” reports, about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly on the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. Moreover, because we have previously implemented significant cost cutting measures, incremental additional cost cutting measures would be particularly difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to continue to enhance the application server and integration functionalities in its .NET technologies. Microsoft’s .NET technologies use a proprietary programming environment that competes with the

Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets, as well as their ongoing efforts to enhance and expand the .NET technology program, could materially adversely affect our business, operating results and financial condition.

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

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multimillion dollar license transactions. For example, in the quarters ended October 31, 2004, July 31, 2004, April 30, 2004 and January 31, 2004, we had 13, 18, 17, and 26 product transactions, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the recent introduction of the WebLogic Platform 8.1 has contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our WebLogic Platform 8.1 products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. We have invested substantial resources to develop and market our WebLogic Platform 8.1 products, and anticipate that this will continue. If our WebLogic Platform 8.1 products do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, WebLogic Platform 8.1 were contributing factors to our reported license revenue for our quarter ended April 30, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because the WebLogic Platform 8.1 products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our WebLogic Platform 8.1 products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

The seasonality of our sales typically significantly adversely affects our revenues in our first fiscal quarter.

Our first quarter sales are typically significantly lower than sales in the immediately preceding fourth quarter. We believe this is because most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We believe our sales commission structure also causes lower sales in the first quarter than the fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue. Moreover, because of this seasonality, even if we have a very strong fourth quarter in a particular year, the initial quarters in next year could never the less still be weak on a year-over-year comparative basis, as well as on a sequential basis. This seasonality may harm our revenues and other operating results in our first quarter and possibly subsequent quarters as well, particularly if it is worse than we expect.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server, BEA Tuxedo and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. In particular, with regard to BEA Tuxedo, we have recently experienced a decline in the percentage of our license revenue generated by BEA Tuxedo, as well as a decline in the absolute dollar amount of revenue generated by BEA Tuxedo. If this trend were to continue or worsen, it would have an adverse impact on our revenue, profit and other operating results.

The changes we made to our Americas sales and distribution organizations in our first quarter of 2005 could adversely affect our future revenues.

In the first quarter of fiscal 2005, we implemented changes in our Americas distribution organization. These changes included signing relationships with a value-added distributor and several value-added resellers (“VARs”), creating a new general accounts region within our Americas sales organization in part to coordinate our efforts with the VARs, reassigning personnel to staff this newly created general accounts region, transitioning customer relationships for these reassigned personnel, transitioning customer accounts to be focused on by the general accounts region and the VARs, moving the location of our telesales organization, and hiring a significant number of new employees in the Americas sales organization. We believe these changes disrupted the sales process in our first quarter of our fiscal 2005 more than we anticipated, and contributed significantly to reducing our revenue in North America in the first quarter. We currently believe the structural changes have been substantially completed, and that the changes have been substantially integrated by the sales force. However, the adverse impact of these changes could continue. For example, it may take more time to fully transition customer relationships, to train the new personnel and to train the VARs signed in our first quarter of our fiscal 2005. We also need to train the VARs we signed in the second and third quarters of our fiscal 2005. In addition, after the close of the second quarter, BEA announced the creation of a new worldwide field operations organization. This new organization is responsible for all of BEA’s worldwide sales, services and marketing functions. The objective of this new organization is to improve BEA’s operations and ability to serve customers by improving coordination among our sales, services and marketing teams. However, creation of this organization changes a variety of reporting relationships, and may cause disruption, especially in the near term. In addition, after the end of our third quarter, the Executive Vice President of our worldwide field operations organization streamlined the sales organization by having the heads of the sales regions (Americas, EMEA and APAC) report directly to him. Based in part on this potential disruption and the adverse impact on our revenue resulting from the disruptions we experienced in our first quarter of our fiscal 2005, we believe that there is a significant risk that the ongoing impact of these changes to our Americas sales, services, marketing and distribution organizations could negatively impact our operating results in our third quarter of our fiscal 2005 and beyond.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 50.3% and 45.6% of our total revenues in the nine months ended October 31, 2004 and 2003, respectively. We sell our products and services through a network of branches and subsidiaries located in 36 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. This is particularly relevant with regards to our sales generated in the EMEA region where the U.S. dollar has recently been exceptionally weak relative to European currencies. The EMEA region accounted for 34.0 percent of our revenue in our quarter ended October 31, 2004, and if the value of the U.S. dollar relative to the European currencies were to significantly increase, it would have an unexpected adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

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

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under reexamination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

FASB has issued a proposed statement which, if adopted, would eliminate the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and generally would require that such transactions be accounted for using the fair value based method. As proposed, we would be required to expense stock options granted in fiscal periods after June 15, 2005. If we were to elect or were required to record an expense for our stock-based compensation plans using the fair value method, we could have significant compensation charges. For example, for the quarters ended October 31, 2004 and October 31, 2003, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.07 and $0.10 per share, respectively. Although we are currently not required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. See Note 1 of the Notes to Condensed Consolidated Financial Statements. It is currently expected that the FASB will issue a final standard before December 31, 2004.

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

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Auditors addressing this assessment. During the course of our testing we may identify significant deficiencies or material weaknesses which we may not be able to remediate prior to our fiscal year end. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly

Any failure to maintain on-going sales through distribution channels could result in lower revenues.

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

We have been and continue to be subject to legal proceedings and claims that arise in the ordinary course of our business, including claims currently being asserted that our products infringe certain patent rights, such as the claims alleged by Software AG and Software AG, Inc. See Item 1 in Part II entitled “Legal Proceedings” for a discussion of the Software AG and Software AG, Inc. matters. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

The price of our common stock may fluctuate significantly.

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, further terrorist activities, military actions in Iraq and the Middle East in general, geopolitical instability on the Korean peninsula and other parts of Asia, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations in their stock prices, including recent rapid rises and declines that often have not been directly related to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock. Our fluctuating stock price also carries other risks, including the increased risk of shareholder litigation. For example, following the drop of our stock price in May 2004, BEA and a number of our officers and directors were named in class and derivative lawsuits. These or other similar suits could divert management’s attention from our business and have an adverse effect on our financial results and operations.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes, our revenue and profits will be harmed.

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products and initiatives (such as our WebLogic Platform 8.1, WebLogic Integration 8.1, WebLogic Workshop 8.1, WebLogic Liquid Data 8.1 and WebLogic Portal 8.1 products and our solutions frameworks initiatives) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

We could report a net loss again.

We first reported significant net income under generally accepted accounting principles for the quarter ended July 31, 2000. However, despite this, we subsequently reported a net loss for the quarter ended October 31, 2001. This was due in part to the asset impairment charges of $80.1 million related to prior acquisitions. We also implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Because of such factors as our limited operating history and on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods. In addition, if we are required by the currently proposed FASB statement to expense stock option grants for fiscal periods commencing after June 15, 2005, we would have significant accounting charges which would likely cause us to experience net losses.

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

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to July 31, 2004, we recorded approximately $389.3 million as intangible assets and goodwill of which approximately $326.6 million has been amortized or written off as of October 31, 2004. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB eliminated pooling of interests accounting for acquisitions. The effect of this change could be to increase the portion of the purchase price for any future acquisitions that must be charged to our cost of revenues and operating expenses in the periods following any such acquisitions. As a consequence, our results of operations in periods following any such acquisition could be materially adversely affected. Although these changes will not directly affect the purchase price for any of these acquisitions, they will have the effect of increasing the reported expenses associated with any of these acquisitions. To that extent, these changes may make it more difficult for us to acquire other companies, product lines or technologies. Also on June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $62.7 million at October 31, 2004, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,172 employees in 75 offices in 36 countries at October 31, 2004. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

We could incur substantial charges to our consolidated statement of operations if we were to commit to a plan to sell and take related actions with regard to the 40-acre parcel of land in San Jose, California that is recorded on our balance sheet.

We purchased a 40-acre parcel of land adjacent to our current corporate headquarters in San Jose (the “San Jose Land”) to construct additional corporate offices and research and development facilities; however, we have suspended our construction initiatives. The San Jose land is treated as a held and used asset. If management were to commit to a plan to sell the San Jose land, the plan was put in motion and the sale of the San Jose land was probable, the San Jose land may then meet the criteria to be treated as a “held for sale” asset and, if the San Jose land’s fair market value at that time was less than the carrying value of $306.6 million, we would have to write-down the carrying value of the San Jose land, which could result in substantial charges to our consolidated statement of operations of up to the carrying value of $306.6 million. We will assess the San Jose land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose land may be permanently impaired. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset, or the relevant asset grouping, is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the land have been recorded under FAS 144, however there can be no assurance that we will not be required to record a substantial impairment charge related to the San Jose land of up to $306.6 million if events or circumstances change and we determine that the value of the San Jose land is impaired under FAS 144.

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

Beginning on June 9, 2004, several purported Company shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003, through May 13, 2004 (the “Class Actions”). The consolidated complaint filed by the lead plaintiff generally alleges that defendants made false statements about our operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages.

Beginning on June 15, 2004 several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. These complaints are based on the same facts and circumstances as the Class Actions and generally allege that the named directors and officers breached their fiduciary duties to the Company. The state court actions have been stayed pending the outcome of the federal action. The expense of defending such litigation may be costly and divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

We have a high debt balance and large interest obligations, which constrict our liquidity and could result in substantial future expenses and substantial cash outflows.

At October 31, 2004, we had approximately $550 million of convertible notes outstanding and long term debt of $215 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the notes payable, and other indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. To the extent our stock price does not exceed $48.51 per share by December 2004, or does not exceed $34.65 per share between December 2004 and December 2006, for a requisite number of trading days to permit us to effectively force the conversion of the notes, we will be required to pay $550 million to repay the convertible notes in December 2006. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the convertible notes and the notes payable at maturity, we could attempt to refinance these debt obligations, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to these debt obligations at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default.

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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas were 50.1 percent 45.9 percent for the three months ended October 31, 2004 and 50.3 percent and 45.6 percent of total revenues in the nine months ended October 31, 2004 and 2003, respectively. International revenues from each individual country outside of the United States were less than 10 percent of the total revenues in the three and nine months ended October 31, 2004 with the exception of United Kingdom with $31.0 million or 11.7 percent and $99.0 million or 12.5 percent, respectively. International revenues from each individual country outside of the United States were less than 10 percent of the total revenues in the nine months ended October 31, 2003 with the exception of United Kingdom with $75.5 million or 10.3 percent. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

We have a program to reduce the effect of foreign exchange gains and losses from recorded foreign currency-denominated monetary assets and liabilities. This program involves the use of forward foreign exchange contracts in certain European, Asian and Latin and North American currencies. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. Under this program, foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately $0.7 million and ($0.2 million) for the three months ended October 31, 2004 and 2003, respectively. Net gains (losses) resulting from foreign currency transactions and hedging foreign currency transactions were approximately ($1.1 million) and $0.8 million for the nine months ended October 31, 2004 and 2003, respectively.

Our outstanding forward contracts as of October 31, 2004 are presented in the table below. This table presents the net notional amount in U.S. dollars using spot exchange rates in October 2004 and the weighted average contractual foreign currency exchange rates. Notional weighted average exchange rates are quoted using market conventions where the currency is expressed in units per U.S. dollar. All of these forward contracts mature within 92 days or less as of October 31, 2004. Net forward sales of foreign currency are stated as a positive net notional amount and net forward purchases of foreign currency are stated as a negative net notional amount.

	Net notional amount	Notional weighted average exchange rate
	(in thousands)
Functional Currency—U.S. Dollar
Australian dollars	$(2,700)	1.402
Brazilian reals	(2,800)	3.133
British pounds	10,600	0.557
Canadian dollars	6,800	1.306
Danish kroners	800	5.974
Euros	(74,500)	0.810
Israeli shekels	5,200	4.563
Japanese yen	(13,400)	108.140
Korean won	(14,000)	1159.080
New Zealand dollars	(5,900)	1.526
Singapore dollars	(4,800)	1.700
Swedish krona	3,600	7.416
Swiss francs	3,400	1.241

Total	(87,700)

Functional Currency—EURO
British pounds	(900)	0.559
Danish kroner	1,300	6.110
Israeli shekels	(5,800)	4.623
Swedish krona	(1,100)	7.445
Swiss franc	(2,000)	1.258

Total	(8,500)

Functional Currency—Australian Dollar
New Zealand dollars	2,200	1.503
Singapore dollars	5,200	1.688

Total	7,400

Grand total	$(88,800)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short and long-term restricted cash are treated as “available-for sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of October 31, 2004, the average holding period until maturity of our cash equivalents, short and long-term restricted cash, short and long-term investments was approximately 208 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at October 31, 2004.

	Fair value	Average interest rate
Cash equivalents	$529,475	1.72%
Short-term investments (0-1 year)	590,488	2.06%
Short-term investments (1-2 years)	257,832	1.77%
Short-term restricted cash (0-1 year)	1,633	1.86%
Long-term restricted cash (0-1 year)	4,130	1.86%

Total cash equivalent and investment securities	1,383,558

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bears a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 3.2 percent as of October 31, 2004. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the lease agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $10.9 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

ITEM 4.    Controls and Procedures

Evaluation of our Disclosure Controls and Internal Controls.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures and our internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Quarterly Report on Form 10-Q, we present the conclusions of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) about the effectiveness of our disclosure controls and internal controls based on and as of the date of the controls evaluation.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

Beginning on June 9, 2004, several purported Company shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003 through May 13, 2004 (the “Class Action”). The consolidated complaint filed by the lead plaintiff generally alleges that defendants made false statements about our operating results and business, while concealing material information. The plaintiffs seek unspecified monetary damages. Beginning on June 15, 2004, several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints name certain of the Company’s present and former officers and directors as defendants and name the Company as a nominal defendant. These complaints are based on the same facts and circumstances as the Class Actions and generally allege that the named directors and offices breached their fiduciary duties to the Company. The state court actions have been stayed pending the outcome of the federal action. Notice of these matters has been given to our insurers.

In 2003, Software AG and its domestic subsidiary filed a complaint against us in the United States District Court for the District of Delaware alleging that certain of our products, including WebLogic Server, WebLogic Integration and WebLogic Workshop infringe U.S. Patent No. 5,329,619 held by Software AG and its domestic subsidiary. Software AG’s complaint sought unspecified monetary damages and an injunction against infringement. In 2003, we counterclaimed against Software AG requesting a declaratory judgment of noninfringement, invalidity and inequitable conduct by Software AG. In addition, on September 9, 2004, a Markman hearing was held. A trial date of May 2, 2005 has been set.

On November 29, 2004, we filed a complaint against Software AG and Software AG, Inc. in the United States District Court for the Eastern District of Virginia alleging that certain products of Software AG and Software AG, Inc. infringe US. Patent No. 6,115,744 held by us.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases:

The following table summaries our stock repurchase activity including broker commissions for the three months ended October 31, 2004

Period	(a) Total Number of Shares (or Units Purchased) (in thousands)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program[1]
Month #1 August 1-31, 2004	5,397 shares	$6.69 per share	5,397 shares	$200.5 million
Month #2 September 1-30, 2004	3,588 shares	$7.01 per share	3,588 shares	$175.4 million
Month #3 October 1-31, 2004	—	—	—	—

Total	8,985 shares	—	8,985 shares	$175.4 million

[1]	In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004, the Board of Directors approved a repurchase of up to an additional $200.0 million of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date.

ITEM 5.    Other Information

BEA’s independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Audit Committee of BEA’s Board of Directors that certain cash handling services performed for BEA subsidiaries by E&Y affiliates in China and Korea have raised questions regarding E&Y’s independence with respect to its performance of audit services. These services are not permitted under the auditor independence rules. E&Y has informed the Company and its Audit Committee that it has concluded that the services performed have not impaired its independence with respect to performance of its audit services. The Company and its Audit Committee have considered the impact the providing of these services may have had on Ernst & Young’s independence with respect to the Company and concluded there has been no impairment of Ernst & Young’s independence. The fees over the period the services were provided (October 1997 through June 2003) totaled approximately $188,000. The services have been discontinued.

ITEM 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits:

Exhibit number	Description

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (1).

3.2	Registrant’s Amended and Restated Bylaws (2).

10.1	Form of Restricted Stock Purchase Award Agreement between Registrant and Tom Ashburn.

10.2	Form of Restricted Stock Purchase Award Agreement between Registrant and Wai Wong.

10.3	Forms of Restricted Stock Purchase Award Agreements.

10.4	Form of Credit Agreement among BEA Systems, Inc., certain lenders named in such agreement, Keybank National Association, Wells Fargo Bank, N.A., ABN Amro Bank N.V., Bank of America, N.A., and Comerica Bank, dated October 12, 2004.

10.5	Form of Performance Unit Award Agreement between Registrant and Mark Dentinger.

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William M. Klein, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Annual Report on Form 10-K, filed May 1, 2000.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002.

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

On October 15, 2004, the Registrant filed a Current Report on Form 8-K regarding (i) the termination of that certain Amended and Restated Participation Agreement dated May 15, 2001, (ii) the termination of the certain Amended and Restated Master Lease dated May 15, 2001, and (iii) the entering into of a certain credit facility agreement dated October 12, 2004.

On November 12, 2004, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary results for its third quarter ended October 31, 2004.

On November 17, 2004, the Registrant furnished a Current Report on Form 8-K relating to the transcript of the conference call relating to the announcement of its preliminary results for its third quarter ended October 31, 2004.

On November 22, 2004, the Registrant furnished a Current Report on Form 8-K relating to Performance Unit Award Agreement with Mark Dentinger, Senior Vice President, Controller and Principal Accounting Officer of the Company.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/s/ WILLIAM M. KLEIN
William M. Klein Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated:    December 9, 2004