Form 10-K
period 2005-01-31
BEA SYSTEMS INC
filed 2005-04-18
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005

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

Common Stock

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒    No ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on July 30, 2004, as reported on the Nasdaq National Market, was approximately $2,509,847,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

As of March 31, 2005, there were approximately 398,614,600 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be held on June 23, 2005 are incorporated by reference in Part III of this Form 10-K Report.

BEA SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation:

(i)	in Item 1: the statements regarding our additional products to be released throughout fiscal 2006; the statement regarding development of our additional products and features; the statement regarding our intent to increase direct sales and support organizations in worldwide markets; the statement regarding our intention to invest in building indirect distribution channels with others; the statement regarding our belief that our services organization is important in facilitating initial sales and enabling customers to successfully use our products; the statements regarding our competitors’ products that could adversely impact the sales of our products; the statement regarding our belief that we will continue to commit substantial resources to product development;

(ii)	in Item 2: the statement regarding our belief that our existing facilities together with those we plan to lease upon completion of construction will be adequate to meet our needs;

(iii)	in Item 3: the statement that we currently believe the amount of ultimate liability, if any, from legal proceedings will not materially affect us;

(iv)	in Item 5: the statement regarding our intent not to declare any dividends; the statement regarding our intent to invest cash generated from operations to support our business;

(v)

in Item 7: the statement regarding our anticipation that the negative impact of seasonality will continue; the statement regarding our belief that continued growth in customer support revenues is due to the fact that the installed base continues to grow and the renewal of their contracts; the statement regarding our belief that the decline in Tuxedo revenue may not be indicative of future trends due to historical fluctuations of Tuxedo revenue; the statement regarding the fluctuation of the ranges of international revenues as a percentage of total revenues; the statement regarding our belief that license fees will increase due to new royalty agreements that will be amortized commencing in the first quarter of fiscal 2006; the statement regarding anticipated amortization expenses; the statement regarding our expectation to receive additional revenue based on product development agreements with third parties; the statement regarding leased facilities and termination costs; the statement regarding our intent to evaluate the realizability of deferred tax assets; the statement regarding our belief that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to meet our current anticipated cash requirements; the statement regarding the effect of adoption of certain accounting policies; the statement regarding our anticipation that we will invest substantial resources to develop and market our WebLogic Platform 8.1 products; the statement regarding our expectation that BEA WebLogic Server and BEA Tuxedo will continue to account for a majority of our revenues; the statement regarding our belief that our success depends upon the continued expansion of our international operations; the statement regarding reduction in our earnings in fiscal year 2006; the statement regarding our intent to continue to further establish and expand relationships with distributors and to seek distribution arrangements with additional ISV’s to embed our WebLogic Server and other products; the statement regarding our intent to continue to seek distribution arrangements with additional ISV’s to embed our WebLogic Server and other products in their products; the statement regarding our belief that our success is dependent upon our ability to attract and retain highly qualified skilled personnel; the statement regarding failure to develop and introduce new products or enhancements in a timely manner and lack of customer acceptance of our products; the statement regarding the possibility of not achieving the intended financial or strategic benefits of acquisitions; the statement regarding our intent to make additional acquisitions in the future; the statement regarding managing growth effectively; the statement regarding the treatment of the San Jose land as a “held for sale” asset resulting in charges to our statement of operations; the statement that our ability to meet our debt service obligations will be dependent upon our financial and business performance; the statements regarding our minimum contractual obligations;

(vi)	in Item 7A: the statement regarding the effect of adoption of certain accounting policies; the statement regarding our expectation to receive full principal and interest on investment securities; the statement that we currently believe the amount of ultimate liability, if any, from legal proceedings will not materially affect us.

These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Our actual results could differ materially from those discussed in this Annual Report. Important factors that could cause or contribute to such differences include difficulties in developing new technologies; unanticipated delays in bringing our products to the market; product defects in the development phase that could cause delays; unanticipated shortages of cash available to invest in building relationships and expanding distribution channels; an unanticipated lack of resources to invest in increasing direct sales and support organizations; political instability; the inability to establish customer and product development relationships; difficulties of our services organization in providing a consistent level of support; unanticipated changes in key personnel; the possibility that customers will switch to competitors products; unanticipated shortages of cash to invest in product development; unanticipated delays in the completion of construction of the San Jose facility; unanticipated growth resulting in a shortage of space in existing facilities; uncertainty of the ultimate outcome of litigation; inherent uncertainty surrounding the litigation process and our inability to accurately predict the determination of complex issues of fact and law; unanticipated changes in laws or regulations requiring us to pay dividends; the inability to generate cash for operations to support our business; the risk that we may be required to expend more cash in the future than anticipated and may be unable to support our operations; difficulty in predicting size and timing of customer orders; unanticipated changes in our incentive structure; economic downturns; the risk that we may not be successful in obtaining orders from our customers; inability to predict the level of future sales of our products; unanticipated fluctuations in interest and foreign currency exchange rates; uncertainties as to the ability to enter into new royalty agreements; a downturn in our sales or defaults on payments by customers; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets; unanticipated difficulties in development of products with third parties; unanticipated costs and expenses arising from the leased facilities and termination costs; unanticipated changes in tax regulations; unanticipated shortages of cash; uncertainties as to the effects of certain accounting policies; a lack of the required resources to invest in the development of existing and new products; substantial technological changes in the software industry; significant changes in customer preferences; risks and uncertainties associated with international operations, including economic downturns, trade balance issues, fluctuations in interest and foreign currency exchange rates; better than expected cash generated from operations; unanticipated difficulties in integration of our products with other ISV’s products; our inability to successfully retain or recruit executive officers and key personnel; delays in bringing new products or enhancements to market due to development problems; the risk that we may not be successful in obtaining new orders from major customers; uncertainty of suitable companies, divisions or products available for acquisition; unanticipated difficulties affecting management of growth; uncertainty as to the value of the San Jose land; uncertainties as to the prospect of future orders and sales levels; uncertainties as to the future level of sales and revenues; unanticipated operating and business expenses preventing us from meeting debt obligations; unanticipated interest changes and defaults on payments owed to us; changes in laws applicable to posting material on our website in accordance with the SEC; and other factors that could cause actual results to differ materially such as those detailed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to us as of the filing date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in our Reports on Form 10-Q and our other SEC filings.

ITEM 1.	BUSINESS.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” for risk factors that may adversely affect the Company.

Overview

BEA® Systems, Inc. (“BEA” or the “Company”) is a world leader in enterprise application infrastructure software. Our BEA WebLogic Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to lower operational costs by automating processes, and to automate relationships with suppliers and distributors. BEA’s WebLogic Enterprise Platform includes BEA WebLogic Server®, a standards-based application server that serves as a platform for deployment and integration of enterprise-scale applications and Web services; BEA WebLogic Integration™, a standards-based platform for workflow, application integration, Web services and business-to-business integration; BEA WebLogic Portal™, a sophisticated rules-based infrastructure for rich user interfaces to a wide variety of enterprise data; BEA Liquid Data for WebLogic®, a tool for simplifying access and aggregation of distributed information, enabling visibility from a variety of data sources and BEA WebLogic Workshop™, a rich, easy to use framework for development and deployment of Web services and Java-based applications. Also included as integral parts of BEA’s product line are BEA WebLogic JRockit™, a highly flexible Java Virtual Machine (“JVM”), offering superior application performance, reliability, and manageability for mission-critical Java applications running on Intel platforms; BEA Tuxedo™, a proven, extremely reliable and scalable multi-language enterprise platform for enterprise applications; and BEA WebLogic Enterprise Security™, an application security infrastructure solution that uses a service-oriented approach to enable applications to leverage shared enterprise security services. BEA recently shipped BEA WebLogic SIP Server™, the first product in the WebLogic Communications Platform, an integrated, standards-based suite of products and technologies being developed to help enable telecommunications companies gain the ability to increase revenues by creating, delivering and managing converged voice, data, video and mobile services like voice-over-internet protocol (“VOIP”), email, calendaring, peer-to-peer services and a wide variety of digital content and video services over wireless and wireline networks. Additional products in the BEA WebLogic Communications Platform are scheduled to be released throughout fiscal 2006. In addition, we offer associated customer support, training and consulting services. Our products have a reputation for superior performance and high quality, evidenced by several awards and distinctions. For example, in the March 17, 2004 issue of Software Development Magazine, BEA WebLogic Workshop 8.1 received the Jolt Productivity Award in the Web Development Tool Category; in the May 15, 2004 issue of SD Times, BEA WebLogic Workshop 8.1 was selected to be part of the SD Times 100 in the Tools and Environment Category; in December 2004, BEA WebLogic Platform™ 8.1 received the Editor’s Choice Award from China Information World; and in March 2005 BEA WebLogic Server was named best J2EE Application Server in the Java Magazine Readers’ Choice Awards.

Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, pharmaceuticals, package delivery, and insurance. The BEA WebLogic Enterprise Platform provides an application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, helping allow customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics, and hotel, airline and car rental reservations. BEA employs more than 3,300 people, is headquartered in San Jose, California, and has 77 offices in 37 countries. Licenses for our products are typically priced on a per-central processing unit (“CPU”) basis, but we also offer licenses priced on other bases.

Our products are marketed and sold worldwide through a network of sales offices, the Company’s Web site at (www.bea.com), as well as indirectly through distributors, value added resellers (“VARs”) and partnerships with independent software vendors (“ISVs”), application service providers (“ASPs”), hardware original equipment manufacturers (“OEMs”) and systems integrators (“SIs”).

Historically, our primary product category has been application servers, represented by both our Tuxedo® and WebLogic Server products, which provide an important part of the infrastructure necessary for enterprise applications. Specifically, Tuxedo and BEA WebLogic Server perform functions such as load balancing; failover protection and clustering that provide high levels of reliability, availability, scalability and performance for enterprise applications. To meet a broader set of customers’ application infrastructure needs, BEA has leveraged its success in the application server market by expanding into complementary product categories that take advantage of the reliability, availability, scalability and performance provided by the underlying application server. The application infrastructure markets consist of the application server market and products and related integration, portal, security, development and deployment, and operations, administration and management markets and product categories. BEA has developed significant features or product lines to address these markets and is in the process of developing additional features and products. BEA’s product market focus today is selling a broad platform encompassing all areas of application infrastructure tightly integrated into a single product, but also available for purchase as individual units. This allows us to service the application infrastructure markets by enabling customers to buy just the modules needed for a specific project and to easily unify and extend those modules into a platform as they deploy subsequent projects, or to buy the entire platform at once.

Products

The BEA WebLogic Platform includes application infrastructure technology from proven BEA products. BEA WebLogic Platform 8.1 consists of several products: BEA WebLogic Server, Tuxedo, BEA WebLogic Integration, BEA WebLogic Portal, BEA Liquid Data for WebLogic, BEA WebLogic Workshop, and BEA WebLogic JRockit. These technologies are combined into a single installation, with a single set of application programming interfaces (“APIs”), and other common features such as a single security framework and administration console. By combining these technologies and features, BEA WebLogic Platform offers a single, unified, infrastructure platform for development, deployment and integration of applications and Web services. BEA WebLogic Platform also helps provide a natural migration path for current BEA WebLogic Server, Integration or Portal users seeking to deploy solutions that enhance and extend their existing environments via a single, integrated architecture.

BEA WebLogic Server. BEA WebLogic Server 8.1, our current version of BEA WebLogic Server which became generally available in March 2003, provides a platform for application development and deployment. BEA WebLogic Server helps provide the presentation, business and information-access logic, security and management services required for high scalability, high-availability mission-critical applications. BEA WebLogic Server is designed to provide key infrastructure functionality in several categories:

Broad Client Support. BEA WebLogic Server supports a wide variety of Web browsers, wireless devices, ATMs, point of sale devices and others.

High Performance and Scalability. BEA WebLogic Server is built on a highly scalable, clustered architecture, load balancing, connection pooling, caching and optimized Web server, operating system, virtual machine and database connections.

High Availability. BEA WebLogic Server is designed to provide high system availability to mission-critical business applications. BEA WebLogic Server offers automatic fail over at the Web, business logic, and database tiers, helping provide continued system availability despite failures of system components or disconnections of Web sessions. BEA WebLogic Server uses clustering to take advantage of the redundancy of multiple servers to help protect against system failures. The same service can be deployed across multiple servers in the cluster, so that if one server fails, another can take over, increasing the availability of the application to users. A WebLogic cluster consists of a number of BEA WebLogic Servers deployed on a network, coordinated with a combination of domain name service, Java naming and directory interface tree replication, in-memory session data replication, and WebLogic remote method invocation clustering enhancements.

Broad Deployment Options. WebLogic Server is designed to integrate with the leading databases, enterprise operating systems, Web servers, Web browsers, mobile devices and Java virtual machines (“JVM”). WebLogic Server supports several operating systems, such as Sun Solaris, HP Unix, Aix, Windows, Red Hat Linux, IBM O/S 390 and IBM Linux/390. WebLogic Server is designed so that the underlying hardware, operating system and database are transparent to the application. As a result, this facilitates the migration of applications built on WebLogic Server from one underlying technology to another. For example, most WebLogic Server customers develop on Windows machines and deploy on Unix; some WebLogic Server customers deploy on several Unix servers, and use a mainframe as a system component to provide extra capacity for peak loads or as a backup site.

J2EE Services. WebLogic Server provides a robust implementation of the J2EE specification, including servlets, java server pages, enterprise java beans, java messaging services, java database connection, java transaction API and others. J2EE services provide access to standard network protocols, database and messaging systems.

Web Services. WebLogic Server bridges J2EE and Web services by enabling developers to automatically deploy Enterprise JavaBeans (“EJBs”) as Web services with virtually no additional programming. WebLogic Server supports key high level Web services standards, including Simple Object Access Protocol (“SOAP”), Web Services Description Language (“WSDL”) and Universal Description, Discovery and Integration (“UDDI”).

Application Management and Monitoring. WebLogic Server provides a powerful, Web-based administration console that provides systems administrators with tools needed to deploy, configure and monitor applications. Through the administration console, administrators can configure attributes of resources, deploy applications or components, monitor resource usage (such as server load, JVM memory usage, or database connection pool load), view log messages, shut down servers, and other management actions. WebLogic Server’s system management and monitoring capabilities are enhanced by complementary offerings from ISVs, such as BMC Software, Computer Associates, Hewlett-Packard, Mercury Interactive, Tivoli Software and Wily Technology.

Security. WebLogic Server provides a comprehensive security architecture encompassing access control cryptography-based privacy and user authentication and authorization. WebLogic Server also utilizes user and group-level access control lists, realms, secure socket layer, digital certificates and other standards-based security measures. Using these features, a developer can restrict access to WebLogic services through application logic when an application is being designed, or the system administrator can define how services are accessed after deployment. WebLogic Server can be incorporated into a single-sign-on solution by accessing existing security information stores, or it can operate independently. WebLogic Server’s security framework is enhanced by complementary offerings from ISVs such as NetIQ and RSA Security.

BEA Tuxedo. Tuxedo is a platform for enterprise-scale applications built using the C, C++ or COBOL programming languages, and also supports CORBA and XML. The current version of Tuxedo also supports Web services. Tuxedo is designed to help address the underlying complexities of distributed, cross platform application development, such as distributed transaction management, high availability, load balancing, transaction queuing, message queuing, event brokering and security. Tuxedo helps enable clients and servers to participate in a distributed transaction that involves coordinated updating of multiple databases. Tuxedo’s sophisticated transaction management helps ensure that all databases are updated properly, or will “roll-back” the databases to their prior state, assuring that data integrity is maintained despite component failures within complex computer systems. Tuxedo constantly monitors system components for application, transaction, network, and hardware failures. When a failure occurs, Tuxedo excludes the failed component from the system, manages the necessary recovery procedures, and re-routes messages and transactions to available systems—all of which is transparent to the end-user and without disruption in service. Tuxedo manages unexpected high demand by automatically spawning and terminating application services as the system load dictates. Tuxedo balances the workload among all the available systems to minimize bottlenecks, whether the services are on the same component or spread across components. With data dependent routing, Tuxedo can route messages based on their context. This helps enable efficient transaction processing and higher levels of performance. Tuxedo helps enable connection of Internet clients to Tuxedo resources and to mainframes, as well as connection to applications built on WebLogic Server. Tuxedo supports a wide variety of platforms, such as Sun Solaris, HP-UX, IBM AIX, IBM OS/390, Microsoft Windows, Compaq Tru64, Red Hat Linux and Unisys SVR 4.

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

BEA WebLogic Integration. BEA WebLogic Integration offers a single solution that designed to provide application server, enterprise application integration (“EAI”), business process management, data integration and business-to-business integration functionality. WebLogic Integration supports the JCA, cXML, RosettaNet, EDI, XOCP and JMS standards, bringing a standards-based approach to the integration market. Based on WebLogic Server for availability, transactions, security and other features, WebLogic Integration helps enable EAI solutions that support complex transactions, bi-directional and synchronous or asynchronous communication between applications, high reliability, high availability, caching and the other features of WebLogic Server. These features offer customers the ability to link separate enterprise systems, not only with each other but also with Web and wireless applications. BEA WebLogic Integration helps enable solutions that address business process management, the process of building rules that instruct a computer system in the series of actions to take, or applications to update, when an event occurs. As business processes change, or new applications are integrated into the system, the system can be modified more easily by simply modifying the business process rules, rather than modifying the applications themselves or the connections between applications. This helps allow customers to build broad, robust systems that are more flexible and easier to modify. Data integration features of WebLogic Integration include data translation and data transformation, helping enable customers to make broader use of data across the company and across multiple computing environments. WebLogic Integration also helps provides the infrastructure for business Web Services, which are multi-party, transactional, highly automated, Web-based interactions between applications. WebLogic Integration supports business-to-business integration, so that its features can be available for systems that are integrated solely within a single organization, or between an organization and its suppliers, distributors or customers.

BEA WebLogic Portal. Enterprise portals enable a user to aggregate data and application functionality from several sources into a single screen or user interface. WebLogic Portal provides a framework for building enterprise portals, for internal, customer-facing or business-to-business purposes. Based on WebLogic Server for availability, transactions, security and other features, WebLogic Portal also helps enable for an enterprise to deploy multiple applications with a common, personalized interface for customers, partners and employees, helping to simplify and improve their experience while lowering administrative costs and centralizing information access. WebLogic Portal includes an extensive set of features and enabling technologies, including portal configuration and administration tools, a unique rules-based entitlement engine, role-based personalization, reusable presentation software components, and a standards-based framework that supports JCA and Web Services.

BEA Liquid Data for WebLogic. BEA Liquid Data for WebLogic is a virtual data access and aggregation product for information visibility that supports a real-time unified view of disparate enterprise data. It provides a standard way to rapidly aggregate and expose logical views from numerous of sources, including Web services, databases, flat files, XML files, applications and Web sites. This helps enable developers to re-use information across applications without moving or dealing with the complexity of the underlying data. It provides highly optimized, rapid data access and data processing inside and outside firewalls, and across multiple locations, formats, and types. Unlike alternative solutions that require the developer to change the data’s format or location, BEA WebLogic for Liquid Data is designed to allow developers to access the data in its existing state, reducing the complexity of the project and reducing the risk of accessing inconsistent or old data. Once accessed and aggregated, the data can be simply viewed by an end user, either internally (such as a sales representative or call center employee) or externally (such as a supplier of component parts or an online banking customer), or the data can be manipulated by an application or analytics system.

BEA WebLogic JRockit. BEA WebLogic JRockit is a Java virtual machine (“JVM”) designed for use in enterprise, server-based applications. A JVM is a layer of software whose primary role is to translate software code such as application and application server code into byte code that is usable by the server’s chip and input/output systems. Traditional JVMs on the market today originated with desktop computer environments, supporting a single user. These JVMs have been modified over time to address server environments, which support multiple users and applications running on multiple networked machines. BEA WebLogic JRockit was designed “from scratch” to address server-based applications, which have very different requirements than desktop computer based applications. BEA WebLogic JRockit is designed to provide high reliability, scalability, and high performance for server-based applications. In contrast to desktop applications, server-based applications tend to communicate via a network, maintain a large number of active threads representing a large number of concurrent user sessions, and have long running times. BEA WebLogic JRockit combines code generation, memory management, thread management and native methods, combining the optimization techniques in these four different areas for efficient operation. BEA WebLogic JRockit also provides a framework through which the Java programmer can profile and tune the JVM to improve application performance. BEA WebLogic JRockit is designed to be as platform independent as possible, making it easier to move applications to different operating systems and computer chips.

BEA WebLogic Enterprise Security. BEA WebLogic Enterprise Security (“WLES”) helps enable applications and resources built on heterogeneous IT infrastructure and platforms—including diverse Web servers, application servers, and custom applications built in multiple languages—to leverage a common, consistent application security infrastructure. The solution is designed to easily integrate with customers’ existing IT infrastructure, often requiring no application coding because security services are provided transparently through the WLES resource container. WLES is an application security infrastructure solution that uses a service-oriented approach to help enable applications to leverage shared enterprise security services. It combines centralized policy control and visibility with distributed policy decision-making and enforcement. This combination is designed to help enable users to provide appropriate application-level security without sacrificing performance, scalability, and reliability. WLES can improve security and IT efficiency by replacing disparate and unsynchronized application security silos with a consistent service-oriented approach. Security technology and code is abstracted from the application into distributed enterprise “security services” that manage security requests from applications across the enterprise. Instead of maintaining these functions redundantly within each application, WLES can enable applications to delegate these functions to a common security services layer. WLES is designed to provide default security service implementations that include: authentication, identity assertion, credential mapping, dynamic role mapping, rules-based parametric authorization, and auditing.

BEA WebLogic Communications Platform. BEA WebLogic Communications Platform is an integrated, standards-based suite of products and technologies being developed to help enable telecommunications companies gain the ability to increase revenues by creating, delivering and managing converged voice, data, video and mobile services like VOIP, email, calendaring, peer-to-peer services and a wide variety of digital content and video services over wireless and wireline networks. The first product in this product family is BEA WebLogic SIP Server™, a carrier-grade, standards-based server product for building, deploying, and managing next-generation services in a session initiation protocol (SIP) environment. Telecommunications companies can use it to extend their infrastructure – and service offerings – to provide new converged voice and data services across diverse networks, connections, and endpoint devices. BEA is currently developing the next product in this family, BEA WebLogic Network Gatekeeper, which is scheduled to be released during fiscal 2006. BEA WebLogic Network Gatekeeper is designed to provide a carrier-grade, industry standards-based platform for automated partner management, flexible billing management, policy-based network protection, and application access control. This platform is based on IT and telecom industry standards, and is designed to help protect and manage access to network resources.

Customers

The total number of customers and end users of our products and solutions is greater than 15,000 worldwide. For a breakdown of our revenues by geographical region, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Revenues by Geographic Region.” Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2005, 2004 or 2003.

A representative list of BEA customers includes:

Financial Services and Insurance: A.G. Edwards, Abbey National, ABN AMRO Holding, Accredited Home Lenders, Agricultural Bank of China, Allianz, Allstate, Ameritech, Ameritrade Holding, AON, AXA, Banc of America Securities, Bank of America Corp., Bank of China, Bank of Ireland, Bank of New York, Bank of Tokyo-Mitsubishi, Bank One Corp., Barclays, Bear Stearns, BNP Paribas, Canadian Imperial Bank of Commerce, Charles Schwab Corporation, China Construction Bank, Chubb, Citigroup, Credit Agricole, Credit Suisse, Dai-Ichi Kangyo Bank, E*Trade, Edward Jones, Fannie Mae, Fifth Third Bancorp, First Union Corp., First USA, FleetBoston, Fortis, Freddie Mac, Goldman Sachs Group, Hartford Accident & Indemnity, Hartford Financial Services, Huntington Bancshares, HypoVereinsbank, ING Group, JM Family Enterprises, J.P. Morgan & Co., John Hancock Financial Services, Lehman Brothers Holdings, Lincoln National, Lloyds TSB Group, Marsh & McLennan, Mass. Mutual Life Insurance, MasterCard International Inc., MBNA, Merrill Lynch, MetLife, Morgan Stanley Dean Witter, Mutual of Omaha Insurance, Nationwide Insurance Enterprise, New York Board of Trade, New York Life Insurance, Nomura Securities, Nordea, Northern Trust Corp., OppenheimerFunds Inc., Progressive, Prudential Ins. Co. of America, Prudential UK, Royal Bank of Canada, Royal Bank of Scotland, S.W.I.F.T., Samsung Life Insurance, Samsung Securities, Societe Generale, Student Loan Finance Corporation, Sumitomo Bank, Swiss Reinsurance, TeleCash, The Hartford, Thomson Financial, TIAA-CREF, Tokyo Marine & Fire Insurance, TrueLink, U.S. Bancorp, UBS PaineWebber, Visa, Wachovia Corp, Washington Mutual, and Wells Fargo.

Telecommunications: 12Snap, Alcatel, Alltel, AT&T, BellSouth, British Telecom, Cable & Wireless, Cablevision Systems, China Telecom, ChungHwa Telecom, Cingular, Comcast, Comindico, Covad, Deutsche Telekom, DIRECTV, Dish Networks, Ericsson, France Telecom, Hong Kong Telecom, KDDI Corporation, KPN Royal Dutch Telecom, LG Telecom, MCI WorldCom, mmO2, Mobilkom Austria, Nextel Communications, Nippon Telegraph & Telephone, Qwest Communications, SBC Communications, SK Telecom, Sprint Corporation, Telecordia Technologies, Telecom Italia, Telefonica, Telenor Mobile, Telstra, TIM Peru, T-Mobile, US West, Verizon, Virgin Mobile USA, and Vodafone.

Services: Accenture, Adecco, American Airlines, American President Lines, AOL, Bertelsmann, British Airways, Budget Rent a Car, Cendant Corporation, China Post, Computer Sciences Corporation, CoxInteractive Media, Delta Airlines, DHL, DirecTV, Edmunds.com, EDS Solutions Centre, FedEx, Financial Times, Finnish Rail, GSI Commerce Solutions, Hilton International, Hotels.com, Hotwire, Hyatt Corporation, Infosys Technologies, Instinet, Integradora de Services Operativos, Intercall, InterContinental Hotels, JB Hunt Transport Services, Kinko’s, Knight Ridder, La Mondiale, Marsh Corporate Services, NCS Pearson, Nielsen Media Research, Northwest Airlines, Paychex, Qantas Airways, Reuters, Sabre, Siemens Business Services, Singapore Airlines, Sony, Starwood Hotels, Towers Perrin, United Airlines, Universal Music Group, Verisign, Virgin Atlantic Airways, Vivendi Universal Publishing Services, WebEx Communications, and Westech Information.

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

Direct Sales Organization. We market our software and services primarily through our direct sales organization. As of January 31, 2005, we had approximately 2,088 employees in consulting, training, sales, support and marketing, including 564 quota-bearing sales representatives, located in 77 offices in 37 countries. We typically use a consultative sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because our products are typically used as a platform or integration tool for initiatives and applications that are critical to a customer’s business, we focus our initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

Targeting Developers. We also market our software directly to system, application and integration developers. We make developer copies of our tools and products available for free download at our Web site. In addition, we periodically provide developer training and trial licenses through technical seminars in various locations worldwide, including on-site at our larger customers. These licenses are restricted use and they do not include customer support. We also maintain a Developers’ Website, designed to create a community among developers who use our products, providing a forum to exchange technical information and sample code, as well as feedback to us on our products and industry directions that we should pursue.

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

Packaged application software developers. We license our software to packaged application software vendors. These vendors build on our software as an infrastructure for the applications they supply, helping improve these applications reliability, scalability and portability across hardware operating systems and databases on which our platform runs. Customers can also easily integrate other applications built using our solutions with these packaged applications.

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

Channel partners. Channel partners include leading SIs, hardware OEMs, application ISVs, tools and technology ISVs, independent business consultants and others.

Services. We believe that our services organization plays an important role in facilitating initial license sales and enabling customers to successfully architect, design, develop, deploy and manage systems and applications. Our services revenue comes from customer support or maintenance fees, as well as fees for consulting and training services.

Customer Support. Fees for customer support are generally charged on an annual subscription basis and vary by the level of support the customer chooses. BEA offers support via telephone, Web, e-mail and fax. In addition, customer support fees entitle the customer to certain product upgrades and maintenance updates. Our support is available 24 hours per day, with support centers located around the world. We offer enhanced, mission-critical support, which may include features such as priority-call-response, personalized case monitoring and escalation management, release/patch management planning, migration assessment planning and training on best practices.

Consulting Services. Fees for consulting services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. Our services organization works directly with end user customers and also with SIs, to provide a variety of consulting services. Consulting services we offer include application development, application migration, integration, architectural assessment and architectural validation. Consulting services generally do not involve customization of the core software products licensed and are not essential to the functionality of the software.

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

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance and consulting and support services on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon our business, operating results and financial condition.

Product Development

Our total research and development expenses were approximately $146.6 million, $140.9 million, and $132.8 million in fiscal 2005, 2004 and 2003, respectively. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The fiscal 2004 and 2005 year-over-year increases in research and development expenses were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, as well as the acquisition of several small companies engaged in research and development activities during fiscal 2004 and fiscal 2005. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

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

Backlog

Our aggregate backlog at January 31, 2005 was $357 million, of which $312 million is included on our balance sheet as deferred revenues. Backlog is comprised primarily of deferred revenue from customer support contracts, but also includes deferred consulting and education orders for services not yet completed or delivered, and current software license orders which have not shipped or have not otherwise met all of the required criteria for revenue recognition. The majority of our backlog that is not included on our balance sheet consists of customer support and consulting contracts.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. We typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. Although it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we frequently have license product orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such license product orders may vary, we generally do not believe that the amount, if any, of such license product orders at the end of a particular quarter is a reliable indicator of future performance because, as noted above, such a large portion of our revenue is concentrated at the end of the quarter.

Employees

As of January 31, 2005, we had approximately 3,353 full-time employees, including 853 in research and development, 2,088 in consulting, training, sales, support and marketing and 412 in administration. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

Availability of this Report

We are a Delaware corporation incorporated in January 1995. Our Internet address is www.bea.com. On our Investor Information page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Information web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, BEA Systems, Inc., 2315 North First Street, San Jose, California 95131.

ITEM 2.	PROPERTIES.

Our corporate offices and those related to product development, corporate sales, marketing and administrative functions, totaling approximately 236,000 square feet, are located in San Jose, California under leases expiring in 2007 and 2008. We also lease office space in various locations throughout the United States for sales, support and development personnel, and our foreign subsidiaries lease space for their operations. We own substantially all of the equipment used in our facilities. In October 2003, in accordance with the accounting literature, we recorded the carrying value of the 40 acres of land adjacent to our San Jose, California offices. We believe our existing facilities will be adequate to meet our anticipated needs for the foreseeable future. See Note 1 of Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors that May Impact Future Operating Results—We could incur substantial charges to our consolidated statement of operations if we were to commit to a plan to sell and take related actions with regard to the 40-acre parcel of land in San Jose, California that is recorded in our balance sheet,” for information regarding and risks related to our San Jose land.

ITEM 3.	LEGAL PROCEEDINGS.

Beginning on June 9, 2004, several purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003 through May 13, 2004 (the “Class Actions”). The consolidated complaint filed by the lead plaintiff generally alleged that defendants made false statements about our operating results and business, while concealing material information. On February 14, 2005, the court granted defendants’ motion to dismiss the consolidated complaint. On March 11, 2005, the court entered a judgment dismissing the case with prejudice. Beginning on June 15, 2004, several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints named certain of the Company’s present and former officers and directors as defendants and named the Company as a nominal defendant. These complaints were based on the same facts and circumstances as the Class Actions and generally alleged that the named directors and offices breached their fiduciary duties to the Company. On March 16, 2005, the federal court dismissed the derivative action, without prejudice. Subsequently, plaintiffs for each of the state court actions have filed Notices of Entry of Dismissal, all of which have been entered by the court.

In 2003, Software AG and its domestic subsidiary filed a complaint against us in the United States District Court for the District of Delaware alleging that certain of our products, including WebLogic Server, WebLogic Integration and WebLogic Workshop infringe U.S. Patent No. 5,329,619 held by Software AG and its domestic subsidiary. Software AG’s complaint sought unspecified monetary damages and an injunction against infringement. In 2003, we counterclaimed against Software AG requesting a declaratory judgment of noninfringement, invalidity and inequitable conduct by Software AG. A trial date of May 2, 2005 has been set.

Software AG has now quantified the damages it seeks to be approximately $63 million (plus prejudgment interest and attorneys fees), in addition to injunctive relief. Software AG also asserts that we willfully infringed the patent Software AG holds. If a finding of willful patent infringement were upheld, Software AG could be awarded damages of up to three times the amount of any actual damages that were found.

While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the our financial position, overall trends in results of operations, or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to us.

On November 29, 2004, we filed a complaint against Software AG and Software AG, Inc. in the United States District Court for the Eastern District of Virginia alleging that certain products of Software AG and Software AG, Inc. infringe US. Patent Nos. 6,115,744 and 5,619,710 held by us. Software AG has counterclaimed, seeking a declaratory judgment that our patents are invalid and not infringed.

In February 2005, we filed a petition with the U.S. Patent and Trademark Office seeking reexamination of Software AG’s patent number 5,329,619. The PTO’s decision on whether or not to grant a reexamination is expected by early May 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since our initial public offering on April 11, 1997, our common stock has traded on the NASDAQ National Market under the symbol “BEAS.” According to our transfer agent, we had approximately 888 stockholders of record as of March 31, 2005.

The following table sets forth the high and low sales prices reported on the NASDAQ National Market for our common stock for the periods indicated:

	Low	High
Fiscal year ended January 31, 2005:
Fourth Quarter	$7.89	$9.86
Third Quarter	5.92	8.20
Second Quarter	6.02	11.50
First Quarter	11.32	14.29
Fiscal year ended January 31, 2004:
Fourth Quarter	$11.41	$14.80
Third Quarter	11.75	15.50
Second Quarter	9.81	13.78
First Quarter	9.15	11.98

We have never declared or paid any cash dividends on our common stock. We currently intend to invest cash generated from operations, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be as determined by of our Board of Directors.

Issuer Purchases of Equity Securities

Stock Repurchases:

The following table summarizes our stock repurchase activity including broker commissions for the three months ended January 31, 2005

Period	(a) Total number of shares purchased (in thousands)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (in thousands)	(d) Maximum dollar value of shares that may yet be purchased under the share repurchase program[1]
Month #1 November 1-30, 2004	—	—	—	—
Month #2 December 1-31, 2004	4,386 shares	$8.89 per share	4,386 shares	$136.4 million
Month #3 January 1-31, 2005	2,409 shares	$8.70 per share	2,409 shares	$115.4 million

Total	6,795 shares	—	6,795 shares	$115.4 million

[1]	In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004 and March 2005, the Board of Directors approved repurchases of up to an additional $200.0 million (an aggregate of $400.0 million) of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of or for the fiscal year ended January 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Total revenues	$1,080,094	$1,012,492	$934,058	$975,893	$819,760
Certain expense amounts that impact the trend of net income (loss) and net income (loss) per share:
Total intangible asset impairment charges(1)	1,096	—	—	80,150	—
Total facilities consolidation and severance charges(2)	8,165	—	—	40,453	—
Amortization of goodwill(3)	—	—	—	46,384	59,192
Net income (loss)	131,056	118,674	83,876	(35,678)	17,082
Net income (loss) per share:
Basic	0.32	0.29	0.21	(0.09)	0.05
Diluted(4)	0.32	0.28	0.20	(0.09)	0.04
Total assets(5)	2,348,394	2,218,246	1,809,959	1,659,951	1,592,336
Long-term obligations(6)	780,194	753,284	554,215	553,135	564,082

(1)	Total intangible asset impairment charges of $80,150 recorded in fiscal 2002 were related to the impairment of certain acquired intangible assets and goodwill, $7,082 of which was recorded as a cost of revenues and $73,068 of which was recorded as operating expenses. Total intangible asset impairment charges of $1,096 recorded as a cost of license fees in fiscal 2005 were related to the impairment of certain acquired intangible assets.

(2)	Of the total facilities consolidation and severance charges of $40,453 recorded in fiscal 2002, $2,461 was recorded as cost of revenues and $37,992 was recorded as operating expenses. The total facilities consolidation charge of $8,165 recorded in fiscal 2005 was recorded as operating expenses.

(3)	We ceased the amortization of goodwill at the beginning of the fiscal year ended January 31, 2003 due to the adoption of a new accounting standard. The new accounting standard was applied prospectively and prior period amounts were not restated.

(4)	The computation of diluted Net income (loss) per share does not assume the conversion of the outstanding Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock, as such impact would be antidilutive for these periods.

(5)	As a result of the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”), we consolidated our interest in the leasing entity associated with the San Jose land, increasing property and equipment and total assets by approximately $294.6 million in fiscal 2004 compared to fiscal 2003. There was no cumulative effect of the accounting change on August 1, 2003 because the San Jose land is a non-depreciable asset and the total carrying costs recorded by BEA in connection with the San Jose land from the date the land was acquired in February 2001 through July 31, 2003 would have been the same under the FIN 46 accounting treatment.

(6)	Excludes any long-term deferred tax liabilities.

No cash dividends have been declared or paid and no redeemable preferred stock was outstanding in any period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Executive Summary

During fiscal 2005, revenues increased from fiscal 2004 primarily due to continued increases in our customer support revenues, as well as favorable foreign exchange rate impacts resulting from the translation of our international revenues into U.S. Dollars. Revenue increased 21.5 percent for services (customer support, consulting and education) and declined 7.3 percent for licenses. Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”) reported revenue growth, whereas, the Americas (U.S., Canada, Mexico and Latin America) revenues declined. Most expenses increased in absolute dollars, but remained fairly consistent year over year as a percentage of revenues. Additionally, our international revenues and profitability benefited from foreign currencies strengthening against the U.S. Dollar. In fiscal 2005, changes in exchange rates resulted in increased revenues of $45.6 million and increased expenses of $25.5 million when compared with international results translated at a constant exchange rate.

During fiscal 2004, revenues increased from fiscal 2003 primarily due to a slight increase in technology spending, new product introductions, continued increases in our customer support revenues, as well as favorable foreign exchange rate impacts on our international operations. Revenue increased for both licenses and services. Additionally, each geographical region also reported revenue growth. The benefit of our fiscal 2003 cost containment measures continued to be reflected during the year, resulting in increased net income from fiscal 2003. Our international operations benefited from foreign currencies strengthening against the U.S. Dollar. In fiscal 2004, changes in exchange rates resulted in increased revenues of $50.5 million and increased expenses of $29.0 million compared with international results when translated at a constant exchange rate period over period.

As discussed below in the Results of Operations section, we have seen a generally increasing trend toward multi-million dollar licensing arrangements since fiscal 2002.

Seasonality. Our first fiscal quarter license revenues are typically lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a year. In addition, many of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of operations as a percentage of total revenues for the fiscal years ended January 31, 2005, 2004, and 2003.

	Fiscal year ended January 31,
	2005	2004	2003
Revenues:
License fees	44.7%	51.5%	55.2%
Services	55.3	48.5	44.8

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees(1)	8.1	9.1	8.6
Cost of services(1)	32.4	38.6	42.6

Total cost of revenues	21.5	23.4	23.8

Gross margin	78.5	76.6	76.2
Operating expenses:
Sales and marketing	37.6	37.8	39.5
Research and development	13.6	13.9	14.2
General and administrative	8.4	7.7	8.2
Facilities consolidation	0.8	—	—

Total operating expenses	60.4	59.4	61.9

Income from operations	18.1	17.2	14.3
Interest and other, net	(0.8)	(0.5)	(1.5)

Income before provision for income taxes	17.3	16.7	12.8
Provision for income taxes	5.2	5.0	3.8

Net income	12.1%	11.7%	9.0%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenues, respectively.

Revenues (in thousands):

	Fiscal year ended January 31,			Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
	2005	2004	2003
Total revenues	$1,080,094	$1,012,492	$934,058	6.7%	8.4%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support, education and consulting. Total revenue growth from fiscal 2004 to fiscal 2005 was 6.7 percent; which was comprised of a 21.5 percent increase in services offset by a 7.3 percent decrease in licenses. The increase in services was primarily due to customer support revenues. Revenue growth from fiscal 2003 to fiscal 2004 was 8.4 percent, of which 7.4 percentage points were generated by growth in our customer support revenues with the remainder due to a small increase in license revenue. Management believes the continued growth in customer support revenues is due to the fact that our installed base of customers continues to grow annually with additional license sales and a significant portion of this cumulative installed base renewing their support contracts each year. Geographically, revenue contribution as a percentage of total revenue changed and International revenues (“International” is defined as EMEA and APAC) exceeded Americas revenues (United States, Canada, Mexico and

Lain America) in fiscal 2005. International contributed 50.3 percent of the revenues in fiscal 2005 compared to 45.9 percent in fiscal 2004. There was no significant change in the geographic revenue contribution from fiscal 2003 to fiscal 2004.

The decline in worldwide macroeconomic conditions in the technology industry from 2001 through 2003 significantly impacted our results. In addition to the sustained low levels of IT spending, we believe the introduction of new products, level of acceptance of our products in the market and competition have also impacted our revenues. In fiscal 2004, total revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $962.0 million, or a 3.0 percent increase over the same period in fiscal 2003. In fiscal 2005, total revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $1,034.5 million, or a 2.2 percent increase over the same period in fiscal 2004. Many factors that impact our growth are beyond our control and there can be no assurance that our revenues will grow in the future.

The following table sets forth the components of deferred revenues (in thousands):

	January 31
	2005	2004
License fees	$9,370	$16,159
Services	302,940	255,777

Total deferred revenues	$312,310	$271,936

The deferred services revenues are predominantly comprised of deferred customer support revenues but also include deferred consulting and education revenues. Deferred customer support revenues are generally recognized ratably over the term of the contract. Deferred license fees and deferred consulting and education revenues generally are deferred due to revenue recognition requirements under U.S. GAAP. Management believes the fluctuation in deferred revenues tends to be seasonal due to the fact that a relatively higher proportion of customer support annual contract renewals occur in the fourth quarter. Deferred revenues increased annually for the periods ended January 31, 2004 and 2005, almost exclusively because of increased deferred customer support revenue. Deferred revenues will fluctuate in the future as a function of the timing and terms of particular transactions and will not necessarily correlate with revenue growth in any given quarter and fluctuations in deferred revenues are not necessarily an indicator of future license revenue.

License fees (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
License fees	$483,138	$521,047	$515,883	(7.28%)	1.00%

Management believes the decline in license revenues from fiscal 2004 to fiscal 2005 was related to the economic factors, IT spending, level of acceptance of our product and competitive conditions, each of which was discussed above under total revenues. Management believes the challenging market conditions in the Americas and the rate of market acceptance of WebLogic Platform 8.1 impacted fiscal 2005 license revenues. In addition, Tuxedo revenues declined approximately 23.0 percent (or $18.6 million) when comparing fiscal 2005 to fiscal 2004. In fiscal 2005, we had 63 transactions with product revenues greater than $1 million compared to 74 transactions in fiscal 2004. There were no individual transactions with a license value greater than $10 million during fiscal 2005, but, we did have one large transaction with a license value greater than $10 million during fiscal 2004. These factors were partially offset by positive changes in foreign exchange rates. Fiscal 2005 license fees when translated at a constant exchange rate from the same period in the prior year would have been $463.6 million, or a decline of 11.0 percent compared to fiscal 2004.

Management believes transactions greater than $1 million constitute a significant portion of total license revenue and the inherent volatility related to the timing of the closing of such transactions increases the risk that reported results may differ from expected results. Management also believes the decline in Tuxedo revenue may not necessarily be indicative of a future trend due to historical fluctuations of Tuxedo revenue.

The slight increase in license revenues from fiscal 2003 to fiscal 2004 was due to a positive exchange rate impact and an increase in the number of transactions greater than $1 million. Fiscal 2004 license revenues when translated at a constant exchange rate from the same period in the prior year would have been $497.6 million, or a decrease of 3.5 percent compared to fiscal 2003. The number of transactions with a license value greater than $1 million increased to 74 in fiscal 2004 compared to 64 in fiscal 2003. Furthermore, we entered into one large transaction with a license value greater than $10 million during fiscal 2004. There was no individual transaction with license value greater than $10 million during fiscal 2003.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
Consulting and education revenues	$134,371	$117,283	$113,031	14.6%	3.8%
Customer support revenues	462,585	374,162	305,144	23.6	22.6

Total service revenues	$596,956	$491,445	$418,175	21.5%	17.5%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support revenues consist of fees for annual maintenance contracts typically priced as a percentage of the license fee and are recognized ratably over the term of the agreement (generally one year). Total services revenues for fiscal 2005 and 2004 when translated at a constant exchange rate from the same period in the prior year would have been $570.9 million and $464.4 million, respectively, an increase of 16.2 percent and 11.1 percent increase over the prior fiscal year. The significant increases in customer support revenues annually from fiscal 2003 to fiscal 2004 to fiscal 2005 was driven primarily by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. The increase in consulting and education revenues from fiscal 2004 to fiscal 2005 was primarily due to an increase in consulting services performed in the Americas and EMEA. Management believes the increase in consulting revenues from fiscal 2003 to fiscal 2004 and fiscal 2004 to fiscal 2005 was due to demand related to our new WebLogic products, which were released in July 2003. In fiscal 2005, this demand resulted in consulting billable headcount increasing (due to additional employees as well as increased use of third party contractors) to meet customer requirements. In addition, we believe consulting revenues increased in fiscal 2005 due to improved productivity resulting from a change in our consulting business model which segregates the functions of selling and delivering consulting.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Fiscal 2005	Fiscal 2005 (percentage of consolidated total revenues)	Fiscal 2004	Fiscal 2004 (percentage of consolidated total revenues)	Fiscal 2003	Fiscal 2003 (percentage of consolidated total revenues)
Americas	$536,564	49.7%	$547,875	54.1%	$509,283	54.5%
EMEA	383,328	35.5	307,123	30.3	275,380	29.5
APAC	160,202	14.8	157,494	15.6	149,395	16.0

Total revenues	$1,080,094	100.0%	$1,012,492	100.0%	$934,058	100.0%

For each of the twelve fiscal quarters included in the three fiscal years ended January 31, 2005, International revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges are expected to continue to fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and other factors.

In fiscal 2005, the percentage of total revenue contribution from the Americas and EMEA shifted slightly when compared to prior years. The decline in the Americas revenues was comprised of a 20.8 percent decline in license revenue offset by a 19.6 percent increase in services revenues. Management believes the decline in Americas license revenue was due to challenging IT market conditions, reduced contribution from large transactions, and the rate of market acceptance of WebLogic Platform 8.1. The increase in Americas service revenues was due to increases in customer support and consulting and education revenues of 18.5 percent and 23.1 percent, respectively.

Our revenues in EMEA in fiscal 2004 and 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, particularly the Euro and the British Pound. In fiscal 2004 and fiscal 2005, the increase in revenues due to strengthening foreign currencies in EMEA was $39.8 million and $35.5 million, respectively, when translated on a constant currency basis. EMEA’s revenues increased by $31.7 million and $76.2 million when comparing fiscal 2003 to fiscal 2004 and fiscal 2004 to fiscal 2005. The increase in total EMEA revenues from fiscal 2003 to fiscal 2004 was due to an increase in revenues for all lines of business in the services organization, offset by a slight decline in license revenues. The increase in total EMEA revenues for fiscal 2004 to fiscal 2005 was due to growth in both the license and services business and was primarily due to strong performances in the North, South and Nordic sub-regions.

Our revenues in APAC in fiscal 2004 and 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, particularly the Yen. In fiscal 2004 and fiscal 2005, the increase in revenues due to strengthening foreign currencies in APAC was $7.5 million and $8.0 million, respectively. In constant currencies, APAC experienced a decline of 3.4 percent in total revenues comparing fiscal 2004 to fiscal 2005 and was virtually flat for fiscal 2003 to fiscal 2004. A significant contributor to the overall decline in APAC revenue was a 6.0 percent decline in license revenues, primarily attributable to declines in Japan and the China region, offset by a 12.5 percent increase in services revenues, which was fairly consistent across the APAC region and primarily related to customer support revenues.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
Cost of license fees	$39,118	$47,160	$44,185	(17.1)%	6.7%
Cost of services	193,549	189,774	178,105	2.0	6.6

Total cost of revenues	$232,667	$236,934	$222,290	(1.8%)	6.6%

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 8.1 percent, 9.1 percent and 8.6 percent of license revenues for fiscal 2005, 2004 and 2003, respectively. The decline in the cost of license fees as a percentage of license revenues for fiscal 2005 compared to fiscal 2004 was due to the $7.8 million decline in charges associated with amortization and impairment of acquired intangibles. Amortization of acquired intangibles declined due to certain intangibles becoming fully amortized in the first half of fiscal 2005, slightly offset by additional amortization of intangible assets associated with a small acquisition in December 2004 and a $1.1 million impairment charge in the fourth quarter of fiscal 2005 based on our assessment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment represents two small acquisitions where we are no longer utilizing the purchased technology that was acquired. Management believes that cost of license fees will increase slightly in absolute dollars in fiscal 2006 due to new royalty agreements that will begin amortizing in the first quarter of fiscal 2006.

The increase in cost of licenses for fiscal 2004 to fiscal 2003 was due to: $4.4 million increase in expenses related to the expansion of our compliance program, a $1.2 million increase in distribution costs and a $1.1 million increase in third party royalties. These increases were offset by a $3.7 million decline in amortization charges related to acquired intangibles. The increased activity in the compliance program has resulted in the detection of over-deployments of our software and has resulted in additional license and support revenue opportunities. The increase in distribution costs in fiscal 2004 was split approximately evenly between Americas and International and management believes the increase correlates with the increase in license revenues and localization costs of new products released in July 2003. The decline in amortization of acquired intangibles was due to certain intangibles becoming fully amortized during fiscal 2004, partially offset by the increased amortization effect from a number of small acquisitions that took place in early fiscal 2004.

Amortization expense of $13.9 million was recorded for fiscal 2005 associated with intangible assets recorded prior to January 31, 2005 and future amortization expense is currently expected to total approximately $5.7 million and $3.2 million for the fiscal years ending January 31, 2006 and 2007, respectively. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Cost of Services. Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and real estate facilities for the operation of the services organization. Cost of services represented 32.4 percent, 38.6 percent and 42.6 percent of services revenues in fiscal 2005, 2004 and 2003, respectively. Cost of services as a percentage of services revenues has continued to decrease from fiscal 2003 to fiscal 2005 primarily due to a larger mix of higher margin support revenues versus lower margin consulting and education revenues.

The increase in cost of services in absolute dollars was principally due to the negative impact of foreign exchange rates. Cost of services increased when translated at a constant exchange rate period over period by approximately $7.6 million and $9.2 million in fiscal 2005 and fiscal 2004, respectively. Fiscal 2004 included $2.4 million of rent expense which was subsequently classified as Interest and Other, net following the adoption of FIN 46 in August of 2003.

Operating Expenses

Sales and Marketing (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
Sales and marketing expenses	$406,601	$382,558	$368,874	6.3%	3.7%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from fiscal 2004 to fiscal 2005 was primarily compensation expense related to an increase in sales and marketing headcount and marketing initiative expenses. Sales and marketing fixed compensation increased by $25.5 million offset by a decline in variable compensation of $5.3 million and expenses incurred on marketing initiatives increased by $4.7 million. Sales headcount increased by nearly 100 from fiscal 2004 to fiscal 2005. Strengthening foreign currencies against the U.S. dollar also contributed to 3.5 percent increase in expenses.

The increase in sales and marketing expenses from fiscal 2003 to fiscal 2004 was due to strengthening foreign currencies against the U.S. dollar which contributed 4.2 percent of additional expense as well as approximately $8.9 million increase in commissions paid to our sales force on our increased revenue.

Research and Development (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
Research and development expenses	$146,559	$140,900	$132,771	4.0%	6.1%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues declined to 13.6 percent from 13.9 percent and 14.2 percent for fiscal 2005, fiscal 2004 and fiscal 2003. The decline is due to total revenues increasing at a faster rate than the research and development expenses have increased on an annual basis. Research and development expenses increased from fiscal 2004 to fiscal 2005 due primarily to the following factors; a $3.4 million increase in compensation expense due to annual merit increases and additional headcount of approximately 100 employees in fiscal 2005, a $2.4 million increase related to site transition and consolidation expenses and a $1.0 million increase related to retention and severance costs associated with redeploying resources from the U.S. to international locations. These expenses were offset by approximately $1.1 million of individually insignificant items.

Research and development expenses increased $8.1 million from fiscal 2003 to fiscal 2004 primarily due to increasing product development personnel and expenses associated with the development and release of several new products and product versions in the second half of fiscal 2004 (approximately $15.5 million) offset by $7.9 million reduction of expenses related to travel, expensed equipment and other.

We have entered into product development agreements with third parties to develop ports and integration tools to co-develop products. We have one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in our operating expenses. During fiscal 2005, we received approximately $10.5 million of third party reimbursement, which was used to offset approximately $9.5 million of research and development expenses and $1.0 million of marketing expenses. During fiscal 2004, we received approximately $13.5 million of third party funding, which was used to offset $9.5 million of research and development and $4.0 million for marketing expenses. During fiscal 2003, we received approximately $9.9 million of third party funding, which was used to offset $8.9 million of research and development and $1.0 million for marketing expenses. Based on the arrangement currently in place, we expect to receive approximately $9.3 million of such funding in fiscal 2006.

General and Administrative (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
General and administrative expenses	$91,233	$77,403	$76,390	17.9%	1.3%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $13.8 million in fiscal 2005 from fiscal 2004 due primarily to increases of approximately $5.7 million in third-party accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act of 2002, $4.7 million related to legal expenses on intellectual property matters, $2.4 million related to an increase in compensation and related personnel expenses and an increase in international headcount and $2.2 million related to fiscal 2005 variable compensation; offset partially by a $2.3 million decline in depreciation expenses. The increase in general and administrative expenses also included a 2.2 percent increase in expenses due to fluctuations in foreign exchange rates year over year.

General and administrative expenses increased $1.0 million in fiscal 2004 from fiscal 2003 due to increased legal expenses of approximately $2.9 million principally focused on intellectual property matters as well as a $2.1 million investment in our international operations. These expenses were offset by a $1.9 million decline in equipment expense related to IT and a $2.5 million reduction in the allowance for doubtful accounts. There was also a foreign currency impact of approximately 2.9 percent which increased expenses based on a constant currency calculation from fiscal 2004 compared to fiscal 2003.

Other Charges

Facilities Consolidation. During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada and Germany. A facilities consolidation charge of $20.0 million was recorded using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2005, an additional $0.5 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

During fiscal 2005, due to a decline in employee and contractor hiring and headcount we identified the opportunity to reduce our facilities requirements. We approved a plan to consolidate six sites in the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s estimates and the present value of the remaining future lease commitments for vacant facilities, net of present value of the estimated future sublease income.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of January 31, 2005, $12.2 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. As of January 31, 2005, $3.2 million is classified as short term and the remaining $9.0 million is classified in other long term obligations. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $3.6 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. We do not expect the future payments to have a significant impact on our liquidity due to our strong cash position ($1.6 billion of cash, cash equivalents and short term investments at January 31, 2005).

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2003	$12,617
Cash payments during fiscal 2004	(2,770)

Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	$12,232

Notes Payable and Other Obligations

During fiscal 2005, we entered into a four year revolving credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $209.8 million ($191.6 million classified as long term debt for land lease and $18.2 million classified as current portion of notes payable and other obligations).

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 3.8 percent as of January 31, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by BEA. In connection with the Credit Agreement, we must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements. As of January 31, 2005, we were in compliance with all financial covenants.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Fiscal 2005	Fiscal 2004	Fiscal 2003	Percentage change fiscal 2005 vs. fiscal 2004	Percentage change fiscal 2004 vs. fiscal 2003
Interest expense	$(29,984)	$(26,506)	$(22,086)	13.1%	20.0%
Write-down of equity investments	—	—	(24,174)	—	—
Net gains (losses) on sale of equity investments	(171)	190	3,659	(190.0)	(94.8)
Foreign exchange loss	(1,054)	(287)	(351)	267.2	(18.2)
Interest income and other, net	23,563	21,440	29,042	9.9	(26.2)

Total interest and other, net	$(7,646)	$(5,163)	$(13,910)	48.1%	(62.9)%

Interest expense is correlated with the convertible debt and the long term debt related to the land lease which was paid off and replaced in the third quarter of fiscal 2005 with the $215.0 million of notes payable. Interest expense increased from fiscal 2004 to fiscal 2005 as a result of our adoption of FIN 46 in August 2003, when we accounted for interest on the land lease debt as a component of interest expense. Prior to adopting FIN 46, we classified this interest as an operating expense. This change was also the primary reason for the increase in the interest expense from fiscal 2003 to fiscal 2004.

The increase in interest income and other, from fiscal 2004 to fiscal 2005 was due to improved yields and volume on our cash, cash equivalents and short-term investments. The decrease in interest income from fiscal 2003 to fiscal 2004 was due to lower returns on our investments due to significant reductions in interest rates that occurred during fiscal 2002, the partial impact of which was felt in fiscal 2002 and the full impact of which was felt in fiscal 2003 and fiscal 2004.

In fiscal 2003, we recorded the net gain of $3.7 million related to sales of certain other minority investments to unrelated third parties, which was offset by write-down of equity investments (related to the remainder of our investment in WebGain) of $24.2 million. During the preparation of our financial statements for the first quarter of fiscal 2003, we concluded that the valuation of the securities was below the aggregate liquidation preference threshold at which BEA would begin to participate in a return of its investment. As a result, we wrote off the remaining net carrying value of $22.4 million during the first fiscal quarter of 2003. We based this conclusion on the fact that we became aware of a lawsuit between WebGain and a third party that we believed adversely impacted the valuation of Webgain in addition to their adverse financial condition. There was $0.2 million in write-downs of equity investments during fiscal 2005 and no write-downs in fiscal 2004. We have a net balance of equity investments in privately-held technology companies of approximately $0.8 million at January 31, 2005.

Provision for Income Taxes

We have provided for income tax expense of $56.2 million, $50.9 million and $35.9 million for fiscal 2005, 2004 and 2003, respectively. Our effective income tax rate was 30 percent for fiscal 2005, fiscal 2004 and fiscal 2003. Our effective income tax rate for fiscal 2005 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings, and benefits from the resolution of certain tax audits and the lapse of the statutes of limitations with respect to certain federal and foreign tax years. Our effective tax rate for fiscal 2004 and fiscal 2003 differed from the U.S. federal statutory rate primarily due to the benefit of low taxed foreign earnings.

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

Liquidity and Capital Resources

Cash flows

Our primary source of cash is receipts from our revenues. The primary uses of cash are payroll (salaries, bonuses, commissions and benefits) and general operating expenses (facilities, marketing, legal, travel, etc.). Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program.

As of January 31, 2005, cash (excluding all restricted cash), cash equivalents and short-term investments totaled $1,607.8 million, which increased from $1,467.0 million at January 31, 2004.

In fiscal 2005 net cash provided by operating activities improved $54.9 million. The operating cash improvement was driven by the following primary factors;

•	A $59.6 million reduction in period end net accounts receivable. The decline in net accounts receivable contributed to a six day drop in days sales outstanding (“DSO”); and

•	Deferred revenues at period end increased $9.2 million which was largely a result of continued growth in our installed base and customer support renewals; and

•	Net income excluding non-cash charges increased $5.4 million due to the increase in net income offset by the decline in depreciation expense and amortization and impairment charges of intangible assets; and

•	A $4.5 million change in other working capital components (principally other long term liabilities, deferred tax liabilities and the non-cash effects of exchange rates on other working capital items).

The increases outlined above were offset by a $9.7 million decline in net accounts payable and accrued liabilities balances and a $14.1 million decline in current and long term asset balances at January 31, 2005 compared to January 31, 2004.

In fiscal 2004 net cash provided by operating activities improved $18.1 million. The operating cash improvement was driven by the following primary factors;

•	Net income excluding non-cash charges increased $7.1 million due to the increase in net income of $34.8 million offset by the decline in depreciation expense, property and equipment write-offs, amortization and impairment charges related to intangible assets and the fact that we did not write down any equity investments in fiscal 2004 (compared to a write-down of $20.5 million in fiscal 2003).

•	Accounts payable and accrued liabilities increased $43.9 million primarily due to the timing of payments.

•	Other current and long term assets increased $10.7 million.

The increases outlined above were offset by accounts receivable balances increasing $34.7 million which is consistent with the 11 day increase in DSO and a $10.1 million decline in deferred revenues balances.

In fiscal 2005, our investment strategy resulted in net purchases of short-term investments of $ 62.5 million. We reduced our cash outlays for purchases of property and equipment by $6.8 million and acquisitions of businesses by $ 6.3 million in fiscal 2005. In fiscal 2004, our investment strategy resulted in net purchases of short-term investments of $108.9 million. We also reduced our cash outlays for purchases of property and equipment by $9.1 million compared to fiscal 2003. During fiscal 2003, we implemented a strategy of holding investments with slightly longer maturities, which resulted in net purchases of $488.1 million.

Cash used in financing activities in fiscal 2005 of $105.0 million was primarily related to the repurchase of common stock of $160.6 million offset by proceeds of $51.0 million from the issuance of common stock under employee stock plans. During fiscal 2005, we repaid and terminated the long-term debt related to our San Jose land lease of $209.8 million and at the same time borrowed $215.0 million under a new four-year revolving credit facility. Cash used in financing activities in fiscal 2004 of $0.6 million was primarily related to the repurchase of common stock of $81.2 million, partially offset by proceeds of $68.3 million from the issuance of common stock under employee stock plans. During fiscal 2004, we repaid $114.0 million of long-term debt related to the land lease, which resulted in $126.5 million of long-term restricted cash becoming unrestricted. The net effect of this debt repayment was $12.5 million of cash provided by financing activities which represents the excess of the restricted cash balance over the debt repayment. Cash used in financing activities in fiscal 2003 of $0.3 million was primarily related to the repurchase of common stock of $42.1 million and the increase of $7.0 million in restricted cash for collateral on our San Jose land lease transaction, offset by proceeds of $48.9 million from the issuance of common stock under employee stock compensation plans.

Liquidity and capital resources

The long term debt facility entered into in October 2004 of $215.0 million matures in October 2008. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 3.8 percent as of January 31, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2005, we are in compliance with all such financial covenants.

The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock. If our stock price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we would be required to repay the notes in cash on the maturity date of December 15, 2006.

The Company at January 31, 2005 has a cumulative loss for U.S. tax reporting purposes and currently is not making significant cash tax payments in the U.S. While the Company currently cannot forecast U.S. taxable income on a more likely than not basis, should the Company fully utilize its U.S. tax loss carryforwards, its cash tax payments in the U.S. could increase as a result and, accordingly, would decrease net cash provided by operating activities.

We own land in San Jose, California which is intended for the construction of corporate facilities. Currently, development of the San Jose land has been suspended; however, if and when we decide to develop the San Jose land, the development will require significant cash and/or financing resources.

Restricted cash represents collateral for our letters of credit. Short term restricted cash correlates with letters of credit that expire within one year.

The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum Contractual Obligations	Total payments due	Fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Fiscal 2011 and thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	41,250	22,000	19,250	—	—
Other obligations	1,508	386	1,016	106	—
Notes payable	215,000	—	—	215,000	—
Operating leases	170,337	45,995	62,944	32,539	28,859
Capital lease	1,935	327	378	378	852

Total contractual obligations	$980,030	$68,708	$633,588	$248,023	$29,711

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003 and May 2004, the Board of Directors approved stock repurchases that in aggregate equaled $400.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million. In fiscal 2005, 20.6 million shares were repurchased at a total cost of $161.3 leaving approximately $115.4 million of the approval limit available for share repurchases under the Share Repurchase Program.

In March 2005, the Board of Directors approved an additional repurchase of up to $200.0 million of our common stock. As a result, the Company has approval to repurchase in aggregate $600.0 million of our common stock. As of March 31, 2005, $284.6 million had been repurchased leaving $315.4 million available for share repurchases under the Share Repurchase Program. In fiscal 2006, repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through January 31, 2006. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of January 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of January 31, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2005 and 2014. Rent expense under operating leases for fiscal 2005, fiscal 2004, and fiscal 2003 was $38.7 million, $46.9 million and $55.5 million, respectively. Future minimum lease payments under our operating leases as of January 31, 2005 are detailed previously in the minimum contractual obligations table above.

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

Revenue recognition.    We recognize revenues in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition, as amended.

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). We use the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. We do not provide significant customization of our software products. The majority of license fees are sold with services and consequently are recognized in this manner.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, we do not generally recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain regions or countries where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized upon receipt of cash.

We have a number of strategic partnerships that represent our indirect channel including, system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Partners either embed or do not embed our software into their own software products. Partners who embed our software are referred to as Embedded Independent Software Vendors (“ISV’s”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as resellers. Due to the particular risk of concessions with respect to transactions with resellers, we recognize revenue once persuasive evidence of sell through to an end user is received and all other criteria have been met. Our partner license agreements do not provide for rights of return.

Services revenues include revenues for consulting services, customer support and education. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. Revenues from fixed price consulting contracts are recognized as services are performed on a proportional performance basis. The total amount of revenue recognized under the fixed price consulting contracts was minimal to date. Our consulting arrangements do not include significant customization of our software since our software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Education services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

We occasionally purchase software products from vendors who are also our customers. These transactions have not been frequent. In such transactions involving the exchange of software products, fair value of the software sold and purchased can not be reasonably estimated. As a result, we record such transactions at carryover (i.e. net) basis.

Allowance for Doubtful Accounts. We make judgments as to our ability to collect outstanding receivables and record allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue and allowance charges associated with liquidity concerns are recorded as general and administrative expenses. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required; resulting in future operating losses that are not included in the allowance for doubtful accounts at January 31, 2005. To date, our actual losses have been within our expectations.

Income Taxes. Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2005. The resulting valuation allowance at January 31, 2005 is primarily attributable to accumulated stock option tax deductions and other, acquisition-related deferred tax assets. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital and goodwill when realized, rather than taken as a reduction of income tax expense.

BEA is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The Company’s provision for income taxes is based on jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining the Company’s provision for income taxes and in evaluating its tax positions on a worldwide basis. The Company believes its tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which it conducts its business. It is possible that these positions may be challenged which may have a significant impact on the Company’s effective tax rate.

Facilities Consolidation Charges. In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2005. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2005, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $15.8 million, which exceeds the accrued balance at January 31, 2005 by $3.6 million.

Intangible Assets and Goodwill. We record intangible assets when we acquire other companies. The cost of an acquisition is allocated to the assets and liabilities acquired, including identified intangible assets, with the remaining amount being classified as goodwill. Certain intangible assets such as purchased technology and non-compete agreements are amortized over time. Goodwill is not amortized but rather it is periodically assessed for impairment. The allocation of the acquisition cost to intangible assets and goodwill therefore has a significant impact on our future operating results. The allocation process requires the extensive use of estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets. Further, when impairment indicators are identified with respect to previously recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of the projected discounted cash flows and should different conditions prevail, material write-downs of net intangible assets could occur. We periodically review the estimated remaining useful lives of our acquired intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

We test goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. We perform this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). We have determined that we have only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Impairment of Long-Lived Assets. We are required to test certain of our long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), whenever events or circumstances indicate that the value of the assets may be permanently impaired. The most significant long-lived asset that must be tested for impairment under FAS 144 is our 40-acre parcel of land in San Jose, California (the “San Jose land”), which has a carrying value of $306.6 million (including development costs of $3.2 million) at January 31, 2005. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating that the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

The estimate of future cash flows that will be generated by us is highly subjective and requires significant management judgment. In order to estimate future cash flows, we are required to make assumptions regarding future business conditions and operating results, which are inherently difficult to predict, particularly because the anticipated period of use for the San Jose land extends relatively far into the future. Should different conditions prevail over this extended future period, a material write down of the San Jose land of up to $306.6 million (including development costs of $3.2 million) could occur.

Related Party Transactions

WebGain, Inc.

BEA held non voting Series A preferred stock in WebGain, Inc. (“WebGain”), a privately held software company. Other major shareholders of WebGain included venture capital funds managed by Warburg Pincus LLC, of which certain BEA directors are managing directors. During the preparation of our financial statements for the first quarter of fiscal 2003, we concluded that the valuation of the securities was below the aggregate liquidation preference threshold at which BEA would begin to participate in a return of its investment. As a result, we wrote off the remaining net carrying value of $22.4 million during the first fiscal quarter of 2003. We based this conclusion on the fact that we became aware of a lawsuit between WebGain and a third party that we believed adversely impacted the valuation of Webgain in addition to their adverse financial condition.

In fiscal 2001, we sold a portion of our investment in WebGain to WP Equity Partners. This transaction resulted in BEA recording notes receivable from WP Equity Partners. The notes receivable were paid off when they came due on January 31, 2003. We recorded interest income of $5.2 million in fiscal 2003 related to these notes receivable from WP Equity Partners.

Loans to executives and officers

We have secured notes receivable from two executives totaling approximately $0.9 million as of January 31, 2005. We received $0.5 million in fiscal 2005 to pay down a portion of one of the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7 percent per annum, respectively, and are due and payable on April 3, 2006 and May 10, 2007, respectively, or upon the termination of employment with us. The notes may be repaid at anytime prior to the due date.

Subsequent to our year end, in March 2005, one of the executive loans and its accrued interest totaling $0.3 million was repaid.

In September 1999, the Company issued an unsecured line of credit to Alfred S. Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings were outstanding under this line of credit at January 31, 2005 or 2004.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers who are also on our Board of Directors. The total revenues recognized by us from such customers in fiscal 2005, fiscal 2004 and fiscal 2003 were $1.1 million, $11.2 million and $5.6 million, respectively.

Change in Accounting Principle

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003 this interpretation was superseded with “FIN 46R”. The modifications of FIN 46 to FIN 46R did not impact our adoption. Since we adopted the interpretation in August 2003 prior to FIN 46R and FIN 46R did not impact our adoption, FIN 46 is referenced below. FIN 46 required a variable interest entity (“VIE”) to be consolidated by a company if that company absorbed a majority of the VIE’s expected losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual arrangement or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE.

We adopted FIN 46 on August 1, 2003, and consolidated the entity (the “leasing entity”) from which we leased a 40-acre parcel of land adjacent to our current corporate headquarters in San Jose, California (the “San Jose land”) as of that date, as we determined that the leasing entity was a VIE, as defined by FIN 46, and that we absorbed a majority of the leasing entity’s expected losses and received a majority of its expected residual returns. This lease was commonly referred to as a “synthetic” lease, which represented a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represented at-risk equity. We originally entered into the lease in February 2001.

In accordance with FIN 46, we consolidated our interest in the leasing entity including the San Jose land, which had a carrying value of $303.0 million, on August 1, 2003. The San Jose land was included in property and equipment, net in the accompanying consolidated balance sheet at January 31, 2004. Deferred financing fees of $2.6 million were also recorded as of August 1, 2003, which represents the unamortized balance of deferred financing fees that were originally incurred by the leasing entity on our behalf. Deferred financing fees were included in other long-term assets in the accompanying consolidated balance sheet at January 31, 2004 and will continue to be amortized over the remaining financing term. During the fourth quarter of fiscal 2004, we reclassified $3.4 million of previously capitalized development costs, primarily re-zoning and architectural fees from current assets to the carrying value of the land.

On August 1, 2003, we also consolidated the leasing entity’s debt of $325.3 million (“long-term debt related to the land lease”), of which 3 percent or approximately $10 million was legally structured as a non-controlling interest. This non-controlling interest was in substance additional long-term debt of ours due to the 100 percent residual value guarantee on the property, the non-recourse feature of the underlying debt, and certain other provisions of the lease arrangement, and, accordingly, the non-controlling interest was recorded as long-term debt, instead of minority interest, in the accompanying consolidated balance sheet at January 31, 2004. Prior to the adoption of FIN 46, we expensed certain non-cash interest costs associated with the land lease arrangement during the period from November 1, 2001 to July 31, 2003 totaling $19.7 million. These costs were recorded as accrued liabilities for land lease on our balance sheet.

On October 15, 2003, we repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of January 31, 2004, $19.7 million of which was recorded in current liabilities as explained in the preceding paragraph and $191.6 million of which was recorded as long-term debt in the accompanying consolidated balance sheet.

In October 2004, we entered into a four year revolving unsecured credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease discussed above.

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

Prior to the adoption of FIN 46, the carrying costs associated with the land of approximately $2.2 million per quarter were accounted for as rent expense, which was recorded as operating expenses and cost of services. Upon adoption of FIN 46 on August 1, 2003, these carrying costs are recorded as interest expense. This change has no impact on reported net income, but did cause both our income from operations and our interest expense to subsequently increase by this amount for the year ended January 31, 2004.

Effect of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123R”) Share Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123R is effective as of the beginning of the next fiscal year that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in the notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123R effective February 1, 2006. We expect the adoption of SFAS 123R will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment to APB No. 29 (“APB 29”). This statement amends APB 29 to eliminate the exception for nonmonetary exchanges when required of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109 “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. See Note 9 of the Consolidated Financial Statements for further discussion of the impact of this FSP to the Company.

In March 2004, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF 03-1 once final guidance is issued.

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

Our revenues have fluctuated in the past and are likely to fluctuate significantly in the future. For example, in the quarters ended April 30, 2002, April 30, 2003 and April 30, 2004, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Moreover, even if our total revenues meet investors’ and securities analysts’ expectations, if a component of our total revenues does not meet these expectations, our stock price may decline. For example, in our quarter ended April 30, 2004, our reported license revenue was several million dollars lower than the level expected by securities analysts. Our stock price declined by approximately 22.5 percent at the close of trading on the NASDAQ National Market on the day following our announcement of our quarterly financial results providing this information. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks that began in March 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the seasonality of our sales, which typically significantly adversely affects our revenue in our first quarter;

•	the rate of customer acceptance of our WebLogic Platform 8.1 products, WebLogic Communications Platform products and other recently introduced products, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken against the U.S. dollar;

•	the performance of our international business, which accounts for approximately half of our consolidated revenues;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	our ability to develop, introduce and market new products and initiatives, such as our WebLogic Platform 8.1 and WebLogic Communications products and our solutions framework program, on a timely basis and whether any such new products are accepted in the market;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic 8.1 Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	loss of key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

An increasingly material portion of our revenues has been derived from large orders, as major customers deployed our products. For example, in the quarters ended April 30, 2004, July 31, 2004, October 31, 2004 and January 31, 2005 there were 17, 18, 13 and 15 product transactions each with a value of greater than $1 million, respectively. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarters ended April 30, 2004 and July 31, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators, such as sales “pipeline” reports, about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly on the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. Moreover, because we have previously implemented significant cost cutting measures, incremental additional cost cutting measures would be particularly difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

The seasonality of our sales typically significantly adversely affects our revenues in our first fiscal quarter.

Our first quarter revenues, particularly our license revenues, are typically lower than revenues in the immediately preceding fourth quarter. We believe this is because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a year. In addition, most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue. Moreover, because of this seasonality, even if we have a very strong fourth quarter in a particular year, the initial quarters in the next year could nevertheless still be weak on a year-over-year comparative basis, as well as on a sequential basis. This risk remains even if the amount of our deferred revenue and backlog is substantial at the close of the immediately preceding fourth quarter. This seasonality may harm our revenues and other operating results in our first quarter and possibly subsequent quarters as well, particularly if it is worse than we expect.

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

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multimillion dollar license transactions. For example, in the quarters ended April 30, 2004, July 31, 2004, October 31, 2004 and January 31, 2005 there were 17, 18, 13 and 15 product transactions, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the introduction of WebLogic Platform 8.1 products has contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our WebLogic Platform 8.1 products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. More recently, in February 2005 we released the first product of our WebLogic Communications Platform. We have invested substantial resources to develop and market these products, and anticipate that this will continue. If these products and our other products currently in development do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, WebLogic Platform 8.1 were contributing factors to our reported license revenue for our quarter ended April 30, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because the WebLogic Platform 8.1 products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our WebLogic Platform 8.1 products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 50.3% and 45.9% of our total revenues in the years ended January 31, 2005 and 2004, respectively. We sell our products and services through a network of branches and subsidiaries located in 37 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. This is particularly relevant with regards to our sales generated in the EMEA region where the U.S. dollar has recently been exceptionally weak relative to European currencies. The EMEA region accounted for 36 percent of our revenue in our quarter ended January 31, 2005, and if the value of the U.S. dollar relative to the European currencies were to significantly increase, it would have an unexpected adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server products, BEA Tuxedo and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server products, BEA Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. In particular, with regard to BEA Tuxedo, we have recently experienced a decline in the percentage of our license revenue generated by BEA Tuxedo, as well as a decline in the absolute dollar amount of revenue generated by BEA Tuxedo. If this trend were to continue or worsen, it would have an adverse impact on our revenue, profit and other operating results.

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

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that management’s judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123R”), Share-Based Payment, replaces FAS 123 which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and generally requires that such transactions be accounted for using the fair value based method. Accordingly, we will be required to expense stock options granted in fiscal periods commencing February 1, 2006. When we record an expense for our stock-based compensation plans using the fair value method, we will have significant compensation charges. For example, for the year ended January 31, 2005 and January 31, 2004, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.30 and $0.39 per share, respectively.

The implementation of recently adopted accounting regulations requiring us to expense stock options will make it substantially more likely that we will experience net losses.

We first reported significant net income under generally accepted accounting principles for the quarter ended July 31, 2000. However, despite this, we subsequently reported a net loss for the quarter ended October 31, 2001. This was due in part to the asset impairment charges of $80.1 million related to prior acquisitions. When we are required by FASB 123R to expense stock option grants for fiscal periods commencing February 1, 2006, we will have significant accounting charges which will make it substantially more likely we could experience net losses. Moreover, these new accounting changes will make it much more likely that we will experience additional net losses due to such factors as any on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions.

If we are required to remit significant payroll taxes, it will have an adverse impact on our future financial results.

When our employees exercise certain stock options, we are subject to employer payroll taxes on the difference between the price of our common stock on the date of exercise and the exercise price. These payroll taxes are determined by the tax rates in effect in the employee’s taxing jurisdiction and are treated as an expense in the period in which the exercise occurs. During a particular period, these payroll taxes could be material, in particular if an increase in our stock price causes a significant number of employees to exercise their options. However, because we are unable to predict our stock price, the number of exercises, or the country of exercise during any particular period, we cannot predict the amount, if any, of employer payroll tax expense that will be recorded in a future period or the impact on our future financial results. Stock price increases make it more likely that option holders will exercise their options and, accordingly, that we would incur higher payroll taxes.

Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We have been and continue to be subject to legal proceedings and claims that arise in the ordinary course of our business, including claims currently being asserted that our products infringe certain patent rights, such as the claims alleged by Software AG and Software AG, Inc. See Item 3 in Part I entitled “Legal Proceedings” for a discussion of the Software AG and Software AG, Inc. matters. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

The price of our common stock may fluctuate significantly.

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, further terrorist activities, military actions in Iraq and the Middle East in general, geopolitical instability on the Korean peninsula and other parts of Asia, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations in their stock prices, including recent rapid rises and declines that often have not been directly related to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock. Our fluctuating stock price also carries other risks, including the increased risk of shareholder litigation. For example, following the drop of our stock price in May 2004, BEA and a number of our officers and directors were named in class and derivative lawsuits. Although these lawsuits were dismissed, any similar suits in the future could divert management’s attention from our business and have an adverse effect on our financial results and operations.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes, our revenue and profits will be harmed.

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products and initiatives (such as our WebLogic Platform 8.1, WebLogic Communications Platform, WebLogic Integration 8.1, WebLogic Workshop 8.1, WebLogic Liquid Data 8.1 and WebLogic Portal 8.1 products and our solutions frameworks initiatives) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

If the markets for application servers, application platform, application integration and related application infrastructure software and Web services declines or do not grow as quickly as we expect, our revenues will be harmed.

We sell our products and services in the application server, application platform, application integration and related application infrastructure markets. These markets are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. The markets for application server, application platform, and integration technology and related services may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

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

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to January 31, 2005, we recorded approximately $402.4 million as intangible assets and goodwill of which approximately $331.1 million has been amortized or written off as of January 31, 2005. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products (including the maintenance of effective internal controls for the combined company), which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $71.3 million at January 31, 2005, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,353 employees in 77 offices in 37 countries at January 31, 2005. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

At January 31, 2005, we had approximately $550 million of convertible notes outstanding and long term debt of $215.0 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the notes payable, and other indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. To the extent our stock price does not exceed $34.65 per share between December 2004 and December 2006, for a requisite number of trading days to permit us to effectively force the conversion of the notes, we will be required to pay $550 million to repay the convertible notes in December 2006. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the convertible notes and the notes payable at maturity, we could attempt to refinance these debt obligations, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to these debt obligations at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 50.3 percent, 45.9 percent and 45.5 percent of total revenues in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in fiscal 2005, fiscal 2004, and fiscal 2003 with the exception of United Kingdom with $138.9 million or 12.9 percent of the total revenues in fiscal 2005 and $110.3 million or 10.9 percent of the total revenues in fiscal 2004. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

We use foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies other than their functional currency. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. At January 31, 2005, our transaction exposures amounted to $161.8 million and were offset by foreign currency forward contracts with a net notional amount of $121.4 million. Based on exposures at January 31, 2005, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $4.0 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $1.1 million, $0.3 million and $0.4 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Our outstanding forward contracts as of January 31, 2005 are presented in the table below and are recorded on the balance sheet as part of cash and cash equivalents. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 17 days or less as of January 31, 2005.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2005 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	4,200	AUD	3,269	USD	11
Brazilian reals	11,300	BRL	3,739	USD	(593)
British pounds	200	GBP	358	USD	(18)
Euros	60,500	EUR	78,707	USD	(173)
Japanese yen	2,060,000	JPY	19,871	USD	6
Korean won	18,150,000	KRW	16,668	USD	(1,022)
New Zealand dollars	9,900	NZD	6,928	USD	(105)
Singapore dollars	8,000	SGD	4,870	USD	(14)

					(1,908)

Contract to Sell US $
Canadian dollar	10,000	CAD	8,368	USD	(302)
Danish kroner	4,200	DKK	737	USD	(1)
Israeli shekel	23,800	ILS	5,415	USD	11
Swedish krona	25,200	SEK	3,732	USD	(126)
Swiss franc	3,800	CHF	3,316	USD	(120)

					(538)

Contract to Buy Euro €
British pounds	1,900	GBP	2,736	EUR	(10)
Israeli shekel	26,200	ILS	4,557	EUR	(33)
Swedish krona	9,000	SEK	1,002	EUR	18
Swiss franc	2,000	CHF	1,323	EUR	42

					17

Contract to Sell Euro €
Danish kroner	2,600	DKK	348	EUR	1

Contract to Buy Krona
Australian dollars	1,700	AUD	8,684	SEK	(76)

Contract to Sell AUD $
New Zealand dollars	2,900	NZD	2,620	AUD	27
Singapore dollars	9,500	SGD	7,435	AUD	34

					61

Total					(2,443)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of January 31, 2005, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 168 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term investments are all in fixed rate instruments.

Table of investment securities (in thousands) at January 31, 2005:

	Expected Maturity Date
	2006	2007
U.S. treasury and agency securities	$185,030	$113,474
Weighted average yield	2.58%	3.23%
Corporate bonds	$219,435	$144,818
Weighted average yield	2.81%	3.25%
Municipal securities	$112,938	$—
Weighted average yield	2.51%	—
Asset-back securities	$26,358	$28,010
Weighted average yield	2.82%	2.99%

In the table above we have reflected the duration of auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying security in these investments has a final maturity extending 15-30 years or more. If we were to reflect these investments based on their final maturity date, rather than reset date, these investments would be classified as long term, with the furthest maturity date extending to January 1, 2044.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 3.8 percent as of January 31, 2005. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $11.2 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

Supplementary Quarterly Financial Data (unaudited):

	Fiscal 2005				Fiscal 2004
	Quarter ended
	January 31, 2005	October 31, 2004	July 31, 2004	April 30, 2004	January 31, 2004	October 31, 2003	July 31, 2003	April 30, 2003
	(in thousands, except per share data)
Total revenues	$290,772	$264,399	$262,288	$262,635	$278,068	$252,082	$245,048	$237,294
Gross profit	$230,446	$207,100	$205,926	$203,955	$217,837	$192,978	$185,180	$179,563
Net income	$41,644	$33,506	$30,572	$25,334	$39,265	$29,015	$25,939	$24,455
Net income per share:
Basic	$0.10	$0.08	$0.07	$0.06	$0.10	$0.07	$0.06	$0.06
Diluted	$0.10	$0.08	$0.07	$0.06	$0.09	$0.07	$0.06	$0.06

BEA SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BEA Systems, Inc.

We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2) of the Annual Report on Form 10-K for the year ended January 31, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BEA Systems, Inc.’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2005 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in the year ended January 31, 2004, the Company changed its method of accounting for synthetic leases in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.”

/s/ Ernst & Young LLP

San Jose, California

April 13, 2005

BEA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$777,754	$683,729
Restricted cash	1,648	1,583
Short-term investments	830,063	783,288
Accounts receivable, net of allowance for doubtful accounts of $9,379 and $10,550 at January 31, 2005 and 2004, respectively	258,655	266,583
Prepaid expenses and other current assets	44,077	32,480

Total current assets	1,912,197	1,767,663
Property and equipment, net	347,571	358,497
Goodwill, net	62,410	56,100
Acquired intangible assets, net	8,895	15,997
Long-term restricted cash	4,130	3,880
Other long-term assets (see Note 6—Other Long-Term Assets and Related Party Transactions)	13,191	16,109

Total assets	$2,348,394	$2,218,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,165	$18,534
Accrued liabilities	78,397	74,968
Accrued facilities consolidation	3,176	2,235
Accrued payroll and related liabilities	64,671	61,155
Accrued income taxes	52,013	43,725
Deferred revenues	312,310	271,936
Deferred tax liabilities	—	600
Accrued liabilities related to land lease (see Note 1—Change in Accounting Principle)	—	19,656
Current portion of notes payable and other obligations	459	493

Total current liabilities	532,191	493,302
Deferred tax liabilities	2,842	1,522
Notes payable and other long-term obligations (see Note 1—Change in Accounting Principle)	230,194	11,645
Long-term debt related to land lease	—	191,639
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 398,091 and 408,390 shares issued and outstanding at January 31, 2005 and 2004, respectively	398	408
Additional paid-in capital	1,201,726	1,112,703
Treasury stock, at cost	(284,551)	(123,303)
Retained earnings (deficit)	112,055	(19,001)
Deferred compensation	(8,874)	(10,462)
Accumulated other comprehensive income	12,413	9,793

Total stockholders’ equity	1,033,167	970,138

Total liabilities and stockholders’ equity	$2,348,394	$2,218,246

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal year ended January 31,
	2005	2004	2003
Revenues:
License fees	$483,138	$521,047	$515,883
Services	596,956	491,445	418,175

Total revenues	1,080,094	1,012,492	934,058

Cost of revenues:
Cost of license fees	39,118	47,160	44,185
Cost of services	193,549	189,774	178,105

Total cost of revenues	232,667	236,934	222,290

Gross profit	847,427	775,558	711,768
Operating expenses:
Sales and marketing	406,601	382,558	368,874
Research and development	146,559	140,900	132,771
General and administrative	91,233	77,403	76,390
Facilities consolidation	8,165	—	—

Total operating expenses	652,558	600,861	578,035

Income from operations	194,869	174,697	133,733
Interest and other, net:
Interest expense	(29,984)	(26,506)	(22,086)
Write-down of equity investments	—	—	(24,174)
Net gains (losses) on sale of equity investments (see Note 6—Other Long-Term Assets and Related Party Transactions)	(171)	190	3,659
Interest income and other (see Note 6—Other Long-Term Assets and Related Party Transactions)	22,509	21,153	28,691

Total interest and other, net	(7,646)	(5,163)	(13,910)

Income before provision for income taxes	187,223	169,534	119,823
Provision for income taxes	56,167	50,860	35,947

Net income	131,056	118,674	83,876
Other comprehensive income:
Foreign currency translation adjustments	6,872	10,644	5,477
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $0, $(771) and $834, respectively	(4,252)	(1,797)	1,943

Comprehensive income	$133,676	$127,521	$91,296

Net income per share:
Basic	$0.32	$0.29	$0.21

Diluted	$0.32	$0.28	$0.20

Shares used in computing net income per share:
Basic	405,768	403,428	405,515

Diluted	415,873	421,050	418,540

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Deferred compensation	Accumulated other comprehensive gain (loss)	Total stockholders’ equity
Balance at January 31, 2002	$404	$913,574	$—	$(221,551)	$(12,037)	$(6,474)	$673,916
Issuance of common stock	—	1,203	—	—	(1,202)	—	1
Common stock issued under stock option and stock purchase plans	9	49,428	—	—	—	—	49,437
Stock Repurchases	(7)	—	(42,095)	—	—	—	(42,102)
Deferred compensation related to stock option grants	—	11,738	—	—	(11,738)	—	—
Amortization of deferred compensation, net of cancellations	—	(98)	—	—	6,498	—	6,400
Tax benefit on stock options	—	27,001	—	—	—	—	27,001
Net income	—	—	—	83,876	—	—	83,876
Foreign currency translation adjustment	—	—	—	—	—	5,477	5,477
Unrealized gains on available-for-sale investments, net of income taxes	—	—	—	—	—	1,943	1,943

Balance at January 31, 2003	406	1,002,846	(42,095)	(137,675)	(18,479)	946	805,949
Issuance of restricted common stock	—	1,280	—	—	(1,280)	—	—
Common stock issued under stock option and stock purchase plans	10	68,039	—	—	—	—	68,049
Stock repurchases	(8)	(7)	(81,208)	—	—	—	(81,223)
Repurchase of restricted stock	—	(689)	—	—	689	—	—
Amortization of deferred compensation, net of cancellations	—	—	—	—	8,608	—	8,608
Tax benefit on stock options	—	41,234	—	—	—	—	41,234
Net income	—	—	—	118,674	—	—	118,674
Foreign currency translation adjustment	—	—	—	—	—	10,644	10,644
Unrealized losses on available-for-sale investments, net of income taxes	—	—	—	—	—	(1,797)	(1,797)

Balance at January 31, 2004	408	1,112,703	(123,303)	(19,001)	(10,462)	9,793	970,138
Issuance of restricted common stock	1	8,602	—	—	(6,974)	—	1,629
Common stock issued under stock option and stock purchase plans	10	51,746	—	—	—	—	51,756
Stock repurchases	(21)		(161,248)	—	—	—	(161,269)
Amortization of deferred compensation, net of cancellations	—	(3,077)	—	—	8,562	—	5,485
Tax benefit on stock options	—	31,752	—	—	—	—	31,752
Net income	—	—	—	131,056	—	—	131,056
Foreign currency translation adjustment	—	—	—	—	—	6,872	6,872
Unrealized losses on available-for-sale investments	—	—	—	—	—	(4,252)	(4,252)

Balance at January 31, 2005	$398	$1,201,726	$(284,551)	$112,055	$(8,874)	$12,413	$1,033,167

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31,
	2005	2004	2003
Operating activities:
Net income	$131,056	$118,674	$83,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,783	28,995	32,607
Property and equipment write-offs	(170)	433	7,386
Amortization of deferred compensation	7,115	8,608	6,252
Amortization and impairment charge related to acquired intangible assets	13,897	21,719	25,388
Write-down of equity investments, net of gains	—	—	20,515
Tax benefit from exercise of stock options	31,752	32,134	27,001
Facilities consolidation	7,414	—	—
Other	14,981	14,835	15,277
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	7,928	(51,652)	(16,917)
Other current assets	(11,719)	5,388	(8,863)
Other long-term assets	(687)	(3,688)	(151)
Accounts payable	56	7,584	(11,193)
Accrued liabilities	10,120	12,265	(12,856)
Deferred revenues	40,375	31,136	41,262
Other	(9,432)	(13,903)	(15,138)

Net cash provided by operating activities	267,469	212,528	194,446
Investing activities:
Purchases of property and equipment	(10,046)	(16,874)	(25,986)
Payments for acquisitions, net of cash acquired	(9,562)	(15,842)	(15,359)
Repayment of note from Related Party (see Note 6—Other Long-Term Assets and Related Party Transactions)	—	—	74,570
Repayment of note from Executives and Officers (see Note 6—Other Long-Term Assets and Related Party Transactions)	450	5,000	—
Purchases of available-for-sale short-term investments	(915,195)	(796,020)	(817,864)
Proceeds from maturities of available-for-sale short-term investments	303,975	86,675	251,398
Proceeds from sales of available-for-sale short-term investments	548,736	600,414	78,335
Other	(28)	6,072	1,381

Net cash used in investing activities	(81,670)	(130,575)	(453,525)
Financing activities:
(Increase) decrease in restricted cash used to collateralize land lease transaction	—	126,296	(7,014)
Increase in notes payable	215,000	—	—
Repayment of long-term debt related to land lease	(210,409)	(113,983)	—
Proceeds from issuance of common stock, net of issuance costs	51,662	68,343	48,855
Purchases of treasury stock	(161,269)	(81,223)	(42,102)

Net cash used in financing activities	(105,016)	(567)	(261)

Net increase (decrease) in cash and cash equivalents	80,783	81,386	(259,340)
Effect of foreign exchange rate changes on cash	13,242	23,626	16,255
Cash and cash equivalents at beginning of year	683,729	578,717	821,802

Cash and cash equivalents at end of year	$777,754	$683,729	$578,717

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. We have reclassified $3.0 million and $1.9 million for January 31, 2005 and 2004, respectively, from deferred revenue to the allowance for doubtful accounts in order to reflect all allowances for receivables as offsets to those respective receivables.

Use of estimates

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates.

Foreign currencies

We transact business in various foreign currencies. Generally, the functional currency of a foreign operation is the local country’s currency. Accordingly, the assets and liabilities of foreign subsidiaries are translated from their respective functional currencies at the rates in effect at the end of each reporting period while revenue and expense accounts are translated at weighted average rates during the period and equity is translated at historical rates. Foreign currency translation adjustments are reflected as a separate component of accumulated other comprehensive income.

The Company hedges a portion of its exposure on certain foreign currency denominated monetary assets and liabilities, that are not recorded in the functional currency of the entity which has the foreign currency exposure, primarily intercompany balances, using forward foreign exchange contracts, which are recorded at fair value based on current exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest income and other, net and are generally offset by the corresponding foreign exchange gains and losses from the foreign currency denominated assets and liabilities. Net losses resulting from these foreign currency transactions were approximately $1.1 million, $0.3 million and $0.4 million in the fiscal years ended January 31, 2005, 2004 and 2003, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

The following methods are used to estimate the fair value of the Company’s financial instruments:

a)	the carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximates their fair value due to the short term nature of these instruments;

b)	available for sale securities and forward foreign exchange contracts are recorded based on quoted market prices

c)	notes payable and other long term obligations are recorded at their carrying value

d)	convertible subordinated notes are recorded at their fair market value

Cash equivalents and short-term investments

Cash equivalents consist of highly liquid investments, including corporate debt securities and money market funds with maturities of 86 days or less from the date of purchase.

Short-term investments consist principally of corporate debt securities and U.S. Treasuries with remaining time to maturity of two years or less. Auction rate securities are considered short-term investments due to their reset feature which is seven, twenty eight or thirty five days. The Company considers all investments with remaining time to maturity greater than one year but less than two years to be short-term investments. The investments are classified in the balance sheet as current assets because they can be readily converted at any time into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity, but rather the investments are selected for yield management purposes only. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All short-term investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with the unrealized gains and losses, net of deferred taxes reported as a component of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue and allowance charges associated with liquidity concerns are recorded as general and administrative expenses. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends.

The accounts receivable aging is reviewed on a regular basis and write-offs occur on a case by case basis net of any amounts that may be collected.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company invests its cash, cash equivalents

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and short-term investments in corporate bonds rated A2/A or higher, U.S. Treasuries, money market instruments and commercial paper rated A-1/P-1 and limits the amounts invested with any one institution, type of security and issuer.

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

No customer accounted for more than 10 percent of total revenues in fiscal 2005, fiscal 2004 or fiscal 2003. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2005, 2004 or 2003. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2005 was the United Kingdom with 12.9 percent or $138.9 million. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2004 was the United Kingdom with 10.9 percent or $110.3 million. No one individual country outside of the United States accounted for more than 10 percent of total revenues in fiscal 2003.

Property and equipment

Property and equipment are stated at cost. Land includes development costs to prepare the property for use. Depreciation on property and equipment is computed using the straight-line method over the following estimated useful lives of the assets:

Computer hardware and software	2-5 years
Furniture and equipment	2-5 years

Land is not depreciated as it is considered to have an indefinite useful life. Leasehold improvements are amortized over the shorter of the useful lives of the assets or the remaining lease term. Furniture and equipment under capital lease are amortized consistent with the policy outlined above.

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

Amortization of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base is included as a component of cost of license fees.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of Long Lived Assets

The Company periodically assesses potential impairment of its long-lived assets with estimable useful lives which include; property, equipment and acquired intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. During fiscal 2005, certain intangible assets were impaired and written down by approximately $1.1 million as disclosed in Note 5 – Goodwill and Acquired Intangible Assets. The $1.1 million was recorded as part of cost of license fees.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. We perform this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). We have determined that we have only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any. The Company completed this test in the fourth quarter of fiscal 2005 and 2004 and no impairment loss was recognized upon completion of the tests.

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

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met (i.e. persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and collection is probable). The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. We do not provide significant customization of our software products. The majority of license fees are sold with services and consequently are recognized in this manner.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain regions or countries where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized upon receipt of cash.

The Company has a number of strategic partnerships that represent the indirect channel including, system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Partners either embed or do not embed our software into their own software products. Partners who embed our software are referred to as Embedded Independent Software Vendors (“ISV’s”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as resellers. Due to the particular risk of concessions with respect to transactions with resellers, we recognize revenue once persuasive evidence of sell through to an end user is received and all other criteria have been met. Our partner license agreements do not provide for rights of return.

Services revenues include revenues for consulting services, customer support and education. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. Revenues from fixed price consulting contracts are recognized as services are performed on a proportional performance basis. The total amount of revenue recognized under the fixed price consulting contracts was minimal to date. BEA’s consulting arrangements do not include significant customization of the software since the software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Education services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

The Company occasionally purchases software products from vendors who are also customers. These transactions have not been frequent. In such transactions involving the exchange of software products, fair value of the software sold and purchased can not be reasonably estimated. As a result, the Company records such transactions at carryover (i.e. net) basis.

Deferred revenues

The following table sets forth the components of deferred revenues (in thousands):

	January 31
	2005	2004
License fees	$9,370	$16,159
Services	302,940	255,777

Total deferred revenues	$312,310	$271,936

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred services revenues include customer support, consulting and education. The balance of deferred services revenues are predominantly comprised of deferred customer support revenues. Deferred customer support revenues are recognized over the term of the contract. Deferred license and consulting revenues are normally a result of revenue recognition requirements and are recognized upon satisfaction of the revenue recognition criteria.

Cost of revenues

Cost of licenses primarily includes amortization of acquired intangible assets, costs associated with our customer license compliance program, third party royalties, media, product packaging and shipping, documentation and other production costs. Cost of services consists primarily of salaries and benefits and allocated overhead costs for our consulting, education and support personnel as well as the cost of third party delivered consulting and education arrangements.

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (collectively referred to as “FAS 123”), the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options fiscal year ended January 31,			Employee stock purchase plan fiscal year ended January 31,
	2005	2004	2003	2005	2004	2003
Expected life (in years)	4.00-5.00	4.00	4.00	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	3.63-4.08%	2.87-3.55%	2.82%	1.22-3.63%	1.15-2.07%	1.34%
Expected volatility	48-63%	50-65%	65%	37-59%	54-65%	80%

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

	Fiscal year ended January 31,
	2005	2004	2003
Net income as reported	$131,056	$118,674	$83,876
Add back:
Stock-based employee compensation included in reported net income	7,520	7,589	4,490
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(129,420)	(172,391)	(189,167)

Pro forma net income (loss)	$9,156	$(46,128)	$(100,801)

Basic net income per share as reported	$0.32	$0.29	$0.21
Diluted net income per share as reported	$0.32	$0.28	$0.20
Pro forma basic net income (loss) per share	$0.02	$(0.11)	$(0.25)
Pro forma diluted net income (loss) per share	$0.02	$(0.11)	$(0.24)
Proceeds from stock option exercises and employee share purchases, net of issuance costs	$51,662	$68,343	$48,855

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations (in thousands, except per share data):

	Fiscal year ended January 31,
	2005	2004	2003
Numerator:
Net income	$131,056	$118,674	$83,876

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	406,175	403,690	406,030
Weighted average shares subject to repurchase and shares held in escrow	(407)	(262)	(515)

Denominator for basic net income per share, weighted average shares outstanding	405,768	403,428	405,515
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	10,105	17,622	13,025

Denominator for diluted net income per share	415,873	421,050	418,540

Basic net income per share	$0.32	$0.29	$0.21

Diluted net income per share	$0.32	$0.28	$0.20

The computation of diluted net income per share for the fiscal year ended January 31, 2005, 2004, and 2003 excludes the impact of options to purchase 42.5 million, 26.0 million, and 34.4 million shares of common stock, respectively. The computation of diluted net income per share for the fiscal year ended January 31, 2005, 2004, and 2003 also excludes the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock at January 31, 2005, 2004 and 2003, respectively, as such impact would be antidilutive. These options and 2006 Notes could be dilutive in the future. See Notes 8 and 11 for information regarding the conversion features of the 2006 Notes and exercise prices of our outstanding, unexercised options.

Segment information

The Company operates in one operating segment, application infrastructure software and related services. The Company’s chief executive officer and chief financial officer evaluate the performance of the Company based upon total revenues by geographic region as disclosed in Note 13—Geographic Information and Revenue by Type of Product or Service, as well as, based on our consolidated statement of operations which includes revenues and gross margins for license and service revenues and operating expenses by functional area.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $2.6 million, $5.1 million and $5.4 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

Projects funded by third parties

The Company has entered into product development agreements with third parties to develop ports and integration tools to co-develop products. The Company has one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding we receive is intended to offset certain of our research and development

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

costs and is non-refundable. Such amounts are recorded as a reduction in BEA’s operating expenses. During fiscal 2005, BEA received approximately $10.5 million of third party funding, which was used to offset $9.5 million of research and development and $1.0 million for marketing expenses. During fiscal 2004, BEA received approximately $13.5 million of third party funding, which was used to offset $9.5 million of research and development and $4.0 million for marketing expenses. During fiscal 2003, BEA received approximately $9.9 million of third party funding, which was used to offset $8.9 million of research and development and $1.0 million for marketing expenses.

Change in Accounting Principle

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003 this interpretation was superseded with “FIN 46R”. The modifications of FIN 46 to FIN 46R did not impact our adoption. Since we adopted the interpretation in August 2003 prior to FIN 46R and FIN 46R did not impact our adoption, FIN 46 is referenced below. FIN 46 required a variable interest entity (“VIE”) to be consolidated by a company if that company absorbed a majority of the VIE’s expected losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual arrangement or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE.

BEA adopted FIN 46 on August 1, 2003, and consolidated the entity (the “leasing entity”) from which BEA leased a 40-acre parcel of land adjacent to the current corporate headquarters in San Jose, California (the “San Jose land”) as of that date, as BEA determined that the leasing entity was a VIE, as defined by FIN 46, and that BEA absorbed a majority of the leasing entity’s expected losses and received a majority of its expected residual returns. This lease was commonly referred to as a “synthetic” lease, which represented a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represented at-risk equity. BEA originally entered into the lease in February 2001.

In accordance with FIN 46, BEA consolidated its interest in the leasing entity including the San Jose land, which had a carrying value of $303.0 million, on August 1, 2003. The San Jose land was included in property and equipment, net in the accompanying consolidated balance sheet at January 31, 2004. Deferred financing fees of $2.6 million were also recorded as of August 1, 2003, which represents the unamortized balance of deferred financing fees that were originally incurred by the leasing entity on behalf of BEA. Deferred financing fees were included in other long-term assets in the accompanying consolidated balance sheet at January 31, 2004 and will continue to be amortized over the remaining financing term. During the fourth quarter of fiscal 2004, the Company reclassified $3.4 million of previously capitalized development costs, primarily re-zoning and architectural fees from current assets to the carrying value of the land.

On August 1, 2003, BEA also consolidated the leasing entity’s debt of $325.3 million (“long-term debt related to the land lease”), of which 3 percent or approximately $10 million was legally structured as a non-controlling interest. This non-controlling interest was in substance additional long-term debt of BEA due to the 100 percent residual value guarantee on the property, the non-recourse feature of the underlying debt, and certain other provisions of the lease arrangement, and, accordingly, the non-controlling interest was recorded as long-term debt, instead of minority interest, in the accompanying consolidated balance sheet at January 31, 2004. Prior to the adoption of FIN 46, BEA expensed certain non-cash interest costs associated with the land lease arrangement during the period from November 1, 2001 to July 31, 2003 totaling $19.7 million. These costs were recorded as accrued liabilities for land lease on BEA’s balance sheet.

On October 15, 2003, BEA repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of January 31, 2004, $19.7 million of which was recorded in current liabilities as explained in the preceding paragraph and $191.6 million of which was recorded as long-term debt in the accompanying consolidated balance sheet.

In October 2004, BEA entered into a four year revolving credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease discussed above.

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

Effect of new accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123R”) Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123R is effective as of the beginning of the next fiscal year that begins after June 15, 2005, with early adoption encouraged. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in the notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123R effective February 1, 2006. We expect the adoption of SFAS 123R will have a material adverse impact on our net income and net income per share. We are currently in the process of evaluating the extent of such impact.

In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets – an amendment to APB No. 29 (“APB 29”). This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations or financial condition.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109 Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. See Note 9 of the Consolidated Financial Statements for further discussion of the impact of this FSP to the Company.

In March 2004, the FASB issued Emerging Issues Task Force (‘EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provided new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however the disclosure requirements remain effective for annual periods ending after June 15, 2004. We will evaluate the impact of EITF Issue No. 03-1 once final guidance is issued.

2.	Financial Instruments

The carrying amounts and estimated fair value of cash and cash equivalents, short-term investments, and marketable securities consisted of the following as of January 31, 2005 and 2004 (in thousands):

	January 31, 2005			January 31, 2004
	Amortized cost	Unrealized gains (losses)	Carrying value and fair value	Amortized cost	Unrealized gains (losses)	Carrying value and fair value
Financial assets:
Cash and cash equivalents:
Cash	$242,961	$—	$242,961	$189,284	$—	$189,284
Money market funds	504,901	—	504,901	491,448	—	491,448
Corporate notes	24,921	—	24,921	2,997	—	2,997
Asset-backed securities	4,971	—	4,971	—	—	—

	$777,754		$777,754	$683,729		$683,729

Restricted cash (1):
Short term	$1,648	$—	$1,648	$1,583	$—	$1,583
Long term	4,130	$—	4,130	3,880	—	3,880

	$5,778		$5,778	$5,463		$5,463

Short-term investments:
U.S. treasury and agency securities	$300,433	$(1,929)	$298,504	$238,658	$61	$238,719
Municipal securities	112,950	(12)	112,938	129,495	17	129,512
Corporate notes	366,193	(1,940)	364,253	363,297	396	363,693
Asset-backed securities	54,465	(97)	54,368	51,446	(82)	51,364

	$834,041	$(3,978)	$830,063	$782,896	$392	$783,288

	January 31, 2005		January 31, 2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Notes payable and other long-term obligations (including current portion)	$230,653	$230,653	$12,138	$12,138
Convertible subordinated 2006 Notes	$550,000	$552,063	$550,000	$555,000
Long-term debt related to land lease	$—	$—	$191,639	$191,639

(1)	Restricted cash represents collateral for our letters of credit. Short term restricted cash correlates with letters of credit that expire within one year.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short-term investments, and notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of forward foreign currency contracts was based on the estimated amount at which they could be settled based on quoted exchange rates. The fair values of the convertible subordinated notes are determined using

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quoted market prices. The fair value of notes payable and other long-term obligations is recorded at the termination values of the agreements.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2005 (in thousands):

	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury and agency securities	$264,427	$(1,798)	$34,077	$(131)	$298,504	$(1,929)
Municipal securities	112,938	(12)	—	—	112,938	(12)
Corporate notes	331,886	(1,580)	57,288	(360)	389,174	(1,940)
Asset-backed securities	59,339	(97)	—	—	59,339	(97)

Total	$768,590	$(3,487)	$91,365	$(491)	$859,955	$(3,978)

Number of securities with an unrealized loss		165		10

Each of the securities in the above table have investment grade ratings and are in an unrealized loss position due solely to interest rate changes, sector credit rating changes or company-specific rating changes. The Company expects to receive the full principal and interest on these securities.

The following is a summary of the maturities of short-term investments as of January 31, 2005 (in thousands, except percentages):

	Expected maturity date
	2006	2007
U.S. treasury and agency securities	$185,030	$113,474
Weighted average yield	2.58%	3.23%
Corporate bonds	$219,435	$144,818
Weighted average yield	2.81%	3.25%
Municipal securities	$112,938	$—
Weighted average yield	2.51%	—
Asset-back securities	$26,358	$28,010
Weighted average yield	2.82%	2.99%

In the table above we have reflected the duration of auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying security in these investments has a final maturity extending 15-30 years or more. If we were to reflect these investments based on their final maturity date, rather than reset date, these investments would be classified as long term, with the furthest maturity date extending to January 1, 2044.

Foreign Currency Contracts

The Company enters into forward foreign currency contracts to reduce its exposure to the effect of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities, that are not recorded in the functional currency of the entity which has the foreign currency exposure. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. These contracts are recorded as part of cash and cash equivalents on the balance sheet. At January 31, 2005 and 2004, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $292.1 million and $521.7

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, respectively. All of the Company’s forward foreign currency contracts have original maturities of 92 days or less.

Our outstanding forward contracts as of January 31, 2005 are presented in the table below. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 17 days or less as of January 31, 2005.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2005 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	4,200	AUD	3,269	USD	11
Brazilian reals	11,300	BRL	3,739	USD	(593)
British pounds	200	GBP	358	USD	(18)
Euros	60,500	EUR	78,707	USD	(173)
Japanese yen	2,060,000	JPY	19,871	USD	6
Korean won	18,150,000	KRW	16,668	USD	(1,022)
New Zealand dollars	9,900	NZD	6,928	USD	(105)
Singapore dollars	8,000	SGD	4,870	USD	(14)

					(1,908)

Contract to Sell US $
Canadian dollar	10,000	CAD	8,368	USD	(302)
Danish kroner	4,200	DKK	737	USD	(1)
Israeli shekel	23,800	ILS	5,415	USD	11
Swedish krona	25,200	SEK	3,732	USD	(126)
Swiss franc	3,800	CHF	3,316	USD	(120)

					(538)

Contract to Buy Euro €
British pounds	1,900	GBP	2,736	EUR	(10)
Israeli shekel	26,200	ILS	4,557	EUR	(33)
Swedish krona	9,000	SEK	1,002	EUR	18
Swiss franc	2,000	CHF	1,323	EUR	42

					17

Contract to Sell Euro €
Danish kroner	2,600	DKK	348	EUR	1
Contract to Buy Krona
Australian dollars	1,700	AUD	8,684	SEK	(76)
Contract to Sell AUD $
New Zealand dollars	2,900	NZD	2,620	AUD	27
Singapore dollars	9,500	SGD	7,435	AUD	34

					61

Total					(2,443)

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2005	2004
Land	$306,623	$306,388
Computer hardware and software	86,908	77,698
Furniture and equipment	34,953	33,342
Leasehold improvements	42,960	42,677
Furniture and equipment under capital leases	3,164	1,538

	474,608	461,643
Accumulated depreciation and amortization	(127,037)	(103,146)

	$347,571	$358,497

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $0.1 million at January 31, 2005. All furniture and equipment acquired under capital leases at January 31, 2004 was fully amortized.

4.	Business Combinations

During fiscal 2005, 2004 and 2003, the Company acquired several small companies, for which the total consideration was approximately $12.0 million, $19.5 million and $13.5 million, respectively, in aggregate. The acquisitions were accounted for using the purchase method, with a substantial majority of the purchase price allocated to deferred compensation, intangible assets and goodwill. The Company has included the operating results of these companies in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to the total acquisitions has not been presented because the pro forma information would not differ materially from the historical results of the Company.

5.	Goodwill and Acquired Intangible Assets

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result will no longer amortize goodwill, but will test for impairment at least annually or more frequently whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	January 31, 2005	January 31, 2004
Gross carrying amount of goodwill	$195,758	$189,448
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$62,410	$56,100

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	January 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$124,711	$(118,918)	$5,793
Non-compete agreements	29,346	(26,629)	2,717
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	33,809	(33,424)	385

Total	$201,141	$(192,246)	$8,895

	January 31, 2004
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$120,936	$(105,914)	$15,022
Non-compete agreements	26,745	(25,770)	975
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	33,389	(33,389)	—

Total	$194,345	$(178,348)	$15,997

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	Year ended January 31,
	2005	2004	2003
Purchased technology	$13,004	$16,169	$14,334
Non-compete agreements	858	5,050	6,541
Patents and trademarks	—	—	3,296
Other intangible assets	35	500	1,217

Total	$13,897	$21,719	$25,388

Total amortization expense of $13.9 million in fiscal 2005 includes an impairment charge of $1.1 million related to acquired intangibles based on our annual impairment assessment in accordance with SFAS No. 144. The impairment represents two small acquisitions where we are no longer utilizing the purchased technology that was acquired.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
2006	$5,710
2007	3,185

Total	$8,895

6.	Other Long-Term Assets and Related Party Transactions

Other long-term assets consist of the following (in thousands):

	January 31,
	2005	2004
Equity investments in private companies	$750	$1,108
Notes receivable from executives	907	1,371
Debt issuance costs, net	4,969	7,821
Other long-term assets	6,565	5,809

	$13,191	$16,109

The Company occasionally sells software products or services to companies that have board members or executive officers who are also on the Company’s Board of Directors. The total revenues recognized by the Company from such customers in fiscal 2005, fiscal 2004 and fiscal 2003 were $1.1 million, $11.2 million and $5.6 million.

Loans to Executive and Officers

The Company has secured notes receivable from two executives totaling approximately $0.9 million as of January 31, 2005 and totaling $1.4 million as of January 31, 2004. BEA received $0.5 million in fiscal 2005 to pay down a portion of one of the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. They bear interest of 4.75 percent and 7.0 percent per annum and are due and payable on April 3, 2006 and May 10, 2007, respectively, or the termination of employment with us. The notes may be repaid at anytime prior to the due date.

Subsequent to our year end, in March 2005, one of the executive loans and its accrued interest totaling $0.3 million was repaid.

In September 1999, the Company issued an unsecured line of credit to Alfred S. Chuang, our Chief Executive Officer of the Company, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at January 31, 2005, 2004 or 2003.

WebGain, Inc.

BEA held non voting Series A preferred stock in WebGain, Inc. (“WebGain”), a privately held software company. Other major shareholders of WebGain included venture capital funds managed by Warburg Pincus LLC, of which certain BEA directors are managing directors. During the preparation of our financial statements for the first quarter of fiscal 2003, we concluded that the valuation of the securities was below the aggregate liquidation preference threshold at which BEA would begin to participate in a return of its investment. As a result, we wrote off the remaining net carrying value of $22.4 million during the first fiscal quarter of 2003. We based this conclusion on the fact that we became aware of a lawsuit between WebGain and a third party that we believed adversely impacted the valuation of Webgain in addition to their adverse financial condition.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2001, BEA sold a portion of its investment in WebGain to WP Equity Partners. This transaction resulted in BEA recording notes receivable from WP Equity Partners. The notes receivable were paid off when they came due on January 31, 2003. BEA recorded interest income of $5.2 million in fiscal 2003 related to these notes receivable from WP Equity Partners.

7.	Facilities Consolidation and Severance Charges

During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2005, an additional $0.5 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

During fiscal 2005, due to a decline in employee and contractor hiring and headcount we identified the opportunity to reduce our facilities requirements. We approved a plan to consolidate six sites in the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities, net of present value of the estimated future sublease income.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of January 31, 2005, $12.2 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $3.6 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2003	$12,617
Cash payments during fiscal 2004	(2,770)

Accrued at January 31, 2004	9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	$12,232

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Notes Payable and Other Long-Term Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	January 31, 2005	January 31, 2004
Current portion of notes payable and other obligations	$459	$493

Other long-term obligations	$13,696	$11,645
Capital lease	1,498	—
Land lease	—	191,639
Credit facility	215,000

Notes payable and other long-term obligations	$230,194	$203,284
Convertible subordinated notes	$550,000	$550,000

Other long-term obligations include an accrual of $9.1 million related to the facilities consolidation.

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Year ending January 31,
2006	$211	$1,078
2007	211	3,947
2008	211	2,447
2009	211	2,251
2010	211	1,730
Thereafter	946	2,574

Total minimum lease payments and total other obligations	2,001	$14,027

Amounts representing interest on capital lease	(375)
Present value of minimum lease payments	1,626

Less: capital lease obligation, current (reflected in other obligations)	(128)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,498

Convertible subordinated notes

In December 1999, the Company completed the sale of $550.0 million of Notes due December 15, 2006 (“2006 Notes”) in an offering to Qualified Institutional Buyers. The 2006 Notes bear interest at a fixed rate of 4 percent and are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time, in cash plus a premium of up to 2.3 percent plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit facility

During fiscal 2005, BEA entered into a four year revolving unsecured credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million ($191.6 million classified as long term debt for land lease and $20.1 million classified as current portion of notes payable and other obligations). The termination of the long term debt related to the land lease did not result in any material termination penalties.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 3.8 percent as of January 31, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements.

As of January 31, 2005, the Company is in compliance with all financial covenants.

9.	Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	January 31,
	2005	2004	2003
Federal:
Current	$39,228	$22,864	$12,513
Deferred	(8,695)	(4,682)	(7,341)
State:
Current	5,143	8,002	8,026
Deferred	4,043	(1,073)	(2,029)
Foreign:
Current	16,448	25,749	24,778

Provision for income taxes	$56,167	$50,860	$35,947

Pretax income from foreign operations was approximately $170.5 million, $129.1 million, and $127.5 million for fiscal 2005, 2004 and 2003, respectively. We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the United States. Accordingly, we provided U.S. income taxes on a portion of foreign earnings as reflected in the above table. As of January 31, 2005, we have unrecognized deferred tax liabilities of approximately $24.5 million related to approximately $70.0 million of cumulative net undistributed earnings of foreign subsidiaries. These earnings are considered indefinitely reinvested in operations outside the United States, as we intend to utilize these amounts to fund future expansion of our international operations.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

	For the fiscal year ended January 31,
	2005	2004	2003
Tax provision (benefit) at U.S. statutory rate	$65,528	$59,337	$41,938
State income taxes, net of federal benefit	5,971	4,504	3,898
Foreign income and withholding taxes	(10,889)	(13,477)	(10,420)
Benefits from resolution of certain tax audits and expiration of statute of limitations	(4,943)	-0-	-0-
Other	500	496	531

Provision for income taxes	$56,167	$50,860	$35,947

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the our deferred tax assets for federal and state income taxes are as follows (in thousands):

	January 31,
	2005	2004
Deferred tax assets:
Deferred revenue	$11,671	$17,584
Accruals and reserves	7,919	10,687
Equity investment write-downs	15,334	15,286
Net operating loss carry forwards	43,519	54,961
Capital loss carry forwards	14,329	12,952
Credit carry forwards	44,162	25,154
Property and equipment	12,229	9,933
Intangible assets	31,160	31,997
Other	20	20

Subtotal	180,343	178,574
Valuation allowance	(149,825)	(145,703)

Total deferred tax assets	$30,518	$32,871

Deferred tax liabilities:
U.S. deferred taxes for unremitted foreign earnings	(33,360)	(34,993)

Net deferred tax liabilities	$(2,842)	$(2,122)

Realization of deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance, in an amount equal to the net deferred tax assets dependent upon future taxable income at January 31, 2005 and 2004. The valuation allowance increased by approximately $4.1 million in fiscal year 2005, decreased by approximately $53.6 million in fiscal year 2004, and decreased by approximately $12.2 million in fiscal year 2003. Of the total valuation allowance amounts listed above, approximately $121.9 million and $135.8 million of the valuation allowance at January 31, 2005 and 2004, respectively, relates to tax benefits associated with exercises of stock options, which will reduce income taxes payable and be credited to additional paid-in capital when realized. Additionally, approximately $18.0 million of the valuation allowance at January 31, 2005 relates to tax benefits associated with certain acquisition related tax attributes, which will reduce income taxes payable and be credited to goodwill when realized.

As of January 31, 2005, we had federal net operating loss carry forwards of approximately $118.4 million, which will expire in 2009 through 2022. Utilization of net operating loss carry forwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carry forwards before full utilization.

On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. The Jobs Act includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Jobs Act. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As such, we are not yet in a position to decide on whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the United States. Based on our analysis to date, we may repatriate between zero and $228.0 million of our foreign earnings, with the respective tax liability ranging between zero and $12.0 million.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.	Stockholders’ Equity

Share activity

The following table represents changes in outstanding shares of common stock (in thousands):

Common stock
Balance at January 31, 2002	403,860
Shares issued under stock option and stock purchase plans	8,672
Issuance of common stock	100
Purchases of treasury stock	(6,881)

Balance at January 31, 2003	405,751

Shares issued under stock option and stock purchase plans	10,533
Issuance of common stock	119
Purchases of treasury stock	(8,013)

Balance at January 31, 2004	408,390

Shares issued under stock option and stock purchase plans	9,343
Issuance of common stock	909
Purchases of treasury stock	(20,551)

Balance at January 31, 2005	398,091

Common stock

The Company has issued shares of its common stock to certain employees of the Company, pursuant to which the Company has the right to repurchase the shares of common stock sold to such employees at the original issuance price upon the employee’s termination of employment. The repurchase option of these shares expires monthly over a four-year period, subject to acceleration upon the occurrence of certain events. As of January 31, 2005, approximately 408,000 shares were subject to the Company’s right of repurchase.

The Company has reserved shares of common stock for future issuance at January 31, 2005, as follows (in thousands):

Shares reserved for Incentive Stock Option Plans	132,713
Shares reserved for Employee Stock Purchase Plan	7,665
Shares reserved for conversion of convertible notes payable (2006 Notes)	15,873

Total common stock reserved for future issuance	156,251

The table above includes 20.0 million additional shares which became available for issuance under the Incentive Stock Option Plans and 4.0 million additional shares which became available for issuance under the Employee Stock Purchase Plan on August 20, 2004.

Share Repurchase Program

In September 2001, March 2003 and May 2004, the Board of Directors approved stock repurchases that in aggregate equaled $400.0 million of our common stock under a share repurchase program (the “Share Repurchase

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Program”). In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million. In fiscal 2005, 20.6 million shares were repurchased at a total cost of $161.3 million leaving approximately $115.4 million of the approval limit available for share repurchases under the Share Repurchase Program.

In March 2005, the Board of Directors approved an additional repurchase of up to $200.0 million of our common stock. As a result, the Company has approval to repurchase in aggregate $600.0 million of our common stock. As of March 31, 2005, $284.6 million had been repurchased leaving $315.4 million available for share repurchases under the Share Repurchase Program.

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

During fiscal 2003, the Company also granted 100,000 shares of restricted stock with a purchase price of $0.01 per share and a vesting term of one year. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the purchase price of the restricted stock was approximately $1.2 million, which was recorded as deferred compensation and is amortized over the one year vesting term. During fiscal 2004, the Company also granted 100,000 shares of restricted stock with a purchase price of $0.01 per share and a vesting term of four year. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the purchase price of the restricted stock was approximately $1.3 million, which was recorded as deferred compensation and is amortized over the four year vesting term. During fiscal 2005, the Company also granted 250,000 shares of restricted stock with a purchase price of $0.01 per share and a vesting term of one year. The aggregate amount by which the price of the Company’s stock on the date of grant exceeded the purchase price of the restricted stock was approximately $1.7 million, which was recorded as deferred compensation and is amortized over the one year vesting term.

During fiscal 2003, the total amortization of deferred compensation was $6.5 million of which $1.9 million related to the discounted stock options granted during fiscal 2003, $0.1 million related to restricted stock granted during fiscal 2003, and $4.5 million related to stock granted in connection with an acquisition during fiscal 2002.

During fiscal 2004, the total amortization of deferred compensation was $8.6 million of which $3.9 million related to the discounted stock options granted during fiscal 2003, $1.3 million related to restricted stock granted

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during fiscal 2003 and fiscal 2004, and $3.4 million related to stock granted in connection with acquisition during fiscal 2002.

During fiscal 2005, the total amortization of deferred compensation was $10.2 million of which $4.4 million related to the discounted stock options granted during fiscal 2003, $1.1 million related to restricted stock granted during fiscal 2003 and fiscal 2004, $0.8 million related to restricted stock granted during fiscal 2005, $0.9 million related to restricted stock unit granted during fiscal 2005, and $3.0 million related to stock granted in connection with acquisition during fiscal 2002.

11.	Employee Benefit Plans

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

Information with respect to option activity under the Company’s stock option plans are summarized as follows:

(shares in thousands)	Options outstanding	Exercise price per share	Weighted average exercise price per share
Options outstanding at January 31, 2002	60,914	$0.07-$85.56	$18.43
Granted	29,543	$2.78-$16.04	$6.82
Exercised	(6,229)	$0.07-$12.99	$4.75
Canceled	(9,233)	$0.31-$85.56	$23.55

Options outstanding at January 31, 2003	74,995	$0.07-$85.56	$14.37

Granted	12,020	$9.51-$14.48	$11.43
Exercised	(7,762)	$0.07-$13.72	$5.67
Canceled	(6,951)	$2.90-$85.56	$20.78

Options outstanding at January 31, 2004	72,302	$0.07-$85.56	$14.20

Granted	27,986	$6.20-$13.81	$9.39
Exercised	(5,958)	$0.07-$13.16	$4.69
Canceled	(16,247)	$2.78-$85.56	$15.89

Options outstanding at January 31, 2005	78,083	$0.07-$85.56	$12.86

Options exercisable at January 31, 2005	41,088	$0.07-$85.56	$15.89

Options exercisable at January 31, 2004	37,875	$0.07-$85.56	$16.84

Options exercisable at January 31, 2003	29,526	$0.07-$85.56	$17.02

Options available for grant at January 31, 2005	54,630

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes model under FAS 123, was as follows:

	Fiscal 2005	Fiscal 2004	Fiscal 2003
Stock options granted with an exercise price equal to the Company’s stock price on date of grant	$5.06	$5.57	$3.92
Stock options granted with an exercise price less than the Company’s stock price on date of grant	$—	$—	$3.64

The following table summarizes information about outstanding and exercisable stock options at January 31, 2005:

	Outstanding		Exercisable
	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
	(shares in thousands)
Range of per share exercise prices
$ 0.07–$ 5.55	16,809	6.05	$4.27	12,541	$4.04
$ 5.63–$ 8.25	7,940	7.49	$7.03	3,247	$6.46
$ 8.27–$ 8.54	13,687	9.50	$8.41	257	$8.36
$ 8.61–$ 9.29	3,103	7.73	$9.11	1,580	$9.23
$ 9.44–$10.14	2,822	8.07	$10.07	1,283	$10.05
$ 10.41–$11.14	2,259	7.36	$10.83	1,447	$10.82
$11.16–$11.70	8,309	6.82	$11.64	6,370	$11.65
$11.72–$12.96	8,847	8.76	$12.53	2,055	$12.31
$12.99–$14.96	1,832	8.15	$13.75	817	$13.84
$15.24–$16.04	795	6.88	$15.41	636	$15.41
$16.78–$19.83	870	6.24	$18.48	505	$17.86
$20.31–$20.94	873	6.17	$20.94	826	$20.94
$21.18–$30.19	2,118	5.72	$27.59	1,970	$27.76
$30.50–$40.00	4,972	5.46	$35.27	4,786	$35.36
$40.88–$60.50	1,409	5.63	$50.96	1,404	$50.94
$61.13–$85.56	1,438	5.76	$68.25	1,364	$68.22

$ 0.07–$85.56	78,083			41,088

Restricted Stock Units

In November 2004, the Company issued restricted stock units (“RSU”) under its 1997 Stock Incentive Plan. RSUs are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the RSU vests. The Company issued a total of 797,000 restricted stock units to certain of its employees. The Company recorded deferred compensation of $6.9 million related to this issuance of restricted stock units, which is being expensed on a straight-line basis over the two-year vesting period. The deferred compensation expense was $0.9 million during the fourth quarter of fiscal 2005.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock purchase plan

In March 1997, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP Plan”) for all employees meeting certain eligibility criteria. Under the ESPP Plan, employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85 percent of the lower of the closing sale price of BEA’s Common Stock reported on the NASDAQ National Market (“NASDAQ”) at the beginning or the end of each six-month offering period. Additionally, the price paid by the employee will not exceed 85 percent of the closing sale price as reported on NASDAQ at the beginning of a 24 month period that restarts in January or July of every second year, determined by the employee’s enrollment date in the plan. Eligible employees may purchase common stock through payroll deductions by electing to have between one percent and 15 percent of their compensation withheld, subject to certain limitations. Annually, the number of shares available in the ESPP Plan automatically increases by an amount equal to the lesser of 24 million shares or six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock option plan. Approximately 3.4 million, 2.9 million, and 2.4 million shares for total proceeds of approximately $23.5 million, $23.3 million and $19.5 million were sold through the ESPP Plan in fiscal 2005, 2004 and 2003, respectively. At January 31, 2005, 26.6 million shares had been issued under the ESPP Plan and 7.7 million shares were reserved for future issuance. On August 20, 2004, four million additional shares became available for issuance under the Employee Stock Purchase Plan. The weighted average grant date fair value of the ESPP shares was $3.90, $4.30 and $4.99 in fiscal years 2005, 2004 and 2003, respectively.

401(k) Plan

Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. Effective January 1, 2005, the Company will match an amount equal to 50 percent of employee pretax contributions. The match is subject to a maximum of three thousand dollars of eligible compensation contributed to the Plan. Prior to January 1, 2005 and for fiscal 2004 and fiscal 2003, the Company would match an amount equal to 50 percent of employee pretax contributions. The match was subject to a maximum of the lesser of 6 percent of eligible compensation contributed to the Plan or three thousand dollars. Our matching contributions to the 401(k) Plan totaled $5.1 million, $4.1 million and $3.8 million in fiscal years 2005, 2004 and 2003, respectively.

12.	Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	January 31,
	2005	2004	2003
Foreign currency translation adjustment	$16,391	$9,519	$(1,125)
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $0 million, $0.1 million and $0.9 million in fiscal 2005, 2004, and 2003 respectively	(3,978)	274	2,071

Total accumulated other comprehensive income	$12,413	$9,793	$946

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Geographic Information and Revenue by Type of Product or Service

Geographic information

Information regarding the Company’s operations by geographic area is as follows (in thousands):

	January 31,
	2005	2004	2003
Total revenues:
Americas	$536,564	$547,875	$509,283
Europe, Middle East and Africa (EMEA)	383,328	307,123	275,380
Asia/Pacific (APAC)	160,202	157,494	149,395

	$1,080,094	$1,012,492	$934,058

Long-lived assets(1) (at end of year):
Americas	$425,674	$439,784
EMEA	3,325	3,613
APAC	7,198	7,186

	$436,197	$450,583

(1)	Long-lived assets include all long-term assets except those specifically excluded under the Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes.

The Company generally assigns revenues to geographic areas based on the location from which the invoice is generated. Certain large revenue transactions with multi-national customers are allocated to multiple regions based on the relative contribution of each region to the overall sales effort. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2005 were the United States with $493.7 million or 45.7 percent and the United Kingdom with $138.9 million or 12.9 percent. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2004 were the United States with $503.9 million or 49.8 percent and the United Kingdom with $110.3 million or 10.9 percent. The only individual country that accounted for more than 10 percent of total revenues in fiscal 2003 was the United States, which was $476.6 million or 51.0 percent. The only individual country which accounted for more than 10 percent of total long-lived assets in any of fiscal 2005, and fiscal 2004 was the United States with $425.4 million or 97.5 percent, and $439.5 million or 97.6 percent, respectively.

Revenue by type of product or service

The Company considers all license revenue derived from its various software products to be revenue from a group of similar products.

The following table provides a breakdown of services revenue by similar type (in thousands):

	Fiscal year ended January 31,
	2005	2004	2003
Consulting and education revenues	$134,371	$117,283	$113,031
Customer support revenues	462,585	374,162	305,144

Total services revenue	$596,956	$491,445	$418,175

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Supplemental Cash Flow Disclosures

Cash payments for interest were $28.9 million, $26.5 million, and $22.1 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively. Cash payments for income taxes were approximately $14.9 million, $17.7 million and $10.5 million for fiscal 2005, fiscal 2004 and fiscal 2003, respectively. The Company recorded deferred compensation during fiscal 2005 of approximately $10.2 million for restricted common stock and for stock options granted with an exercise price lower than the fair market value of the Company’s stock on the date of grant. The Company recorded a tax benefit from stock options of $31.8 million, $32.1 million, and $27.0 million in fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

15.	Commitments and Contingencies

Operating Leases

The Company leases its facilities under operating lease arrangements with remaining terms ranging from less than one year up to eight years. Certain of the leases provide for specified annual rent increases as well as options to extend the lease beyond the initial term for additional terms ranging from one to fifteen years. The Company has entered into agreements to sublease portions of its leased facilities, the rental income from which is not significant, and, therefore, is not included as a reduction in the amounts shown in the following table.

Approximate annual minimum operating lease commitments (in thousands):

January 31,	Commitments
2006	$45,995
2007	37,881
2008	25,063
2009	18,310
2010	14,229
Thereafter	28,859

Total minimum lease payments	$170,337

As of January 31, 2005, the Company’s expected future sublease rental income was $9.7 million to be recognized over the next seven years.

As discussed in the “Change in Accounting Principle” section of Note 1 of these Notes to Consolidated Financial Statements, on August 1, 2003, we recorded the carrying value of leased land and the related debt that had previously been accounted for as an operating lease. Prior to August 1, 2003, the carrying costs associated with the land of approximately $2.2 million per quarter were accounted for as rent expense, which was recorded as operating expenses and cost of services. Subsequent to August 1, 2003, these carrying costs are recorded as interest expense.

Total rent expense charged to operations for fiscal 2005, fiscal 2004 and fiscal 2003 was approximately $38.7 million, $46.9 million and $55.5 million, respectively.

Litigation and Other Claims

Beginning on June 9, 2004, several purported shareholder class action complaints were filed in the United States District Court for the Northern District of California against the Company and several of our officers. The actions were purportedly brought on behalf of purchasers of our publicly-traded securities from November 13, 2003 through May 13, 2004 (the “Class Actions”). The consolidated complaint filed by the lead plaintiff generally alleged that defendants made false statements about our operating results and business, while concealing material information. On February 14, 2005, the court granted defendants’ motion to dismiss the consolidated complaint. On March 11,

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2005, the court entered a judgment dismissing the case with prejudice. Beginning on June 15, 2004, several derivative lawsuits were filed by purported Company shareholders in the United States District Court for the Northern District of California and the Superior Court of California, Santa Clara County. The complaints named certain of the Company’s present and former officers and directors as defendants and named the Company as a nominal defendant. These complaints are based on the same facts and circumstances as the Class Actions and generally alleged that the named directors and offices breached their fiduciary duties to the Company. On March 16, 2005, the federal court dismissed the derivative action, without prejudice. Subsequently, plaintiffs for each of the state court actions have filed Notices of Entry of Dismissal, all of which have been entered by the court.

In 2003, Software AG and its domestic subsidiary filed a complaint against us in the United States District Court for the District of Delaware alleging that certain of the Company’s products, including WebLogic Server, WebLogic Integration and WebLogic Workshop infringe U.S. Patent No. 5,329,619 held by Software AG and its domestic subsidiary. Software AG’s complaint sought unspecified monetary damages and an injunction against infringement. In 2003, the Company counterclaimed against Software AG requesting a declaratory judgment of noninfringement, invalidity and inequitable conduct by Software AG. A trial date of May 2, 2005 has been set.

Software AG has now quantified the damages it seeks to be approximately $63 million (plus prejudgment interest and attorneys fees), in addition to injunctive relief. Software AG also asserts that BEA willfully infringed the patent Software AG holds. If a finding of willful patent infringement were upheld, Software AG could be awarded damages of up to three times the amount of any actual damages that were found.

While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations, or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of an unfavorable outcome could be material to the Company.

On November 29, 2004, the Company filed a complaint against Software AG and Software AG, Inc. in the United States District Court for the Eastern District of Virginia alleging that certain products of Software AG and Software AG, Inc. infringe US. Patent Nos. 6,115,744 and 5,619,710 held by us. Software AG has counterclaimed, seeking a declaratory judgment that BEA’s patents are invalid and not infringed.

In February 2005, BEA filed a petition with the U.S. Patent and Trademark Office seeking reexamination of Software AG’s patent number 5,329,619. The PTO’s decision on whether or not to grant a reexamination is expected by early May 2005.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of January 31, 2005 or January 31, 2004. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of January 31, 2005.

16.	Subsequent Events

In March 2005, the Board of Directors approved an additional repurchase of up to $200.0 million of our common stock. As a result, the Company has approval to repurchase in aggregate $600.0 million of our common stock. As of March 31, 2005, $284.6 million had been repurchased leaving $315.4 million available for share repurchases under the Share Repurchase Program. In fiscal 2006, repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of our Disclosure Controls and Internal Control Over Financial Reporting.

As of the end of the period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This disclosure controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Rules adopted by the Securities and Exchange Commission (“SEC”) require that in this section of the Annual Report on Form 10-K, we present the conclusions of the Chief Executive Officer and the Chief Financial Officer about the effectiveness of our disclosure controls and internal controls based on and as of the date of the controls evaluation.

The management of the company is also responsible for establishing and maintaining adequate internal control over financial reporting. The company’s management, with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of the end of our most recent fiscal year, January 31, 2005. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (the “COSO Framework”).

CEO and CFO Certifications.

Included as exhibits to this Annual Report on Form 10-K, there are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The first form of Certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report contains the information concerning the controls evaluations referred to in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Control Over Financial Reporting.

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

Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes certain policies and procedures specified therein.

Limitations on the Effectiveness of Disclosure Controls and Internal Control Over Financial Reporting.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, that diligence and compliance may be inadequate due to human failures and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of such inherent limitations, there is risk that material misstatements, particularly those due to error or fraud, may not be prevented or detected on a timely basis by disclosure controls or internal control over financial reporting.

Scope of the Controls Evaluation.

The evaluation of our disclosure controls and our internal control over financial reporting by our Chief Executive Officer and our Chief Financial Officer included a review of the controls’ objectives and design, the controls’ implementation by us and the effect of the controls on the information generated for use in this Annual Report on Form 10-K.

Conclusions.

Based upon the disclosure controls evaluation referenced above, our Chief Executive Officer and our Chief Financial Officer have concluded that, subject to the limitations noted above, as of the end of our most recent fiscal year, January 31, 2005, our disclosure controls were effective in timely alerting them to material information required to be in this Annual Report on Form 10-K.

Based on the assessment of internal control over financial reporting referenced above, management concluded that, as of the end of our most recent fiscal year, January 31, 2005, (i) our internal control over financial reporting was effective based on the criteria set forth in the COSO Framework and (ii) there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of fiscal 2005.

The company’s independent registered public accounting firm, who audited the financial statements included in this Annual Report on Form 10-K, has issued an auditor’s report on management’s assessment of the company’s internal control over financial reporting. This report appears on page 89.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

BEA Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that BEA Systems, Inc. maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BEA Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that BEA Systems, Inc. maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BEA Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BEA Systems, Inc. as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2005 and our report dated April 13, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

April 13, 2005

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled “Election of Directors,” “Management” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement with respect to the Registrant’s 2005 Annual Meeting to be filed with the SEC within 120 days of January 31, 2005 (the “Proxy Statement”).

We have adopted a code of ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. This code of ethics is attached hereto as an exhibit and incorporated herein by reference. To the extent required by law, any amendments to, or waivers from, any provision of the code of ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website at www.bea.com in accordance with SEC rules.

ITEM 11.	EXECUTIVE COMPENSATION.

The information in the sections entitled “Executive Compensation and Related Information” and “Election of Directors” and related information in the Proxy Statement is incorporated herein by this reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information in the section entitled “Principal Accountants Fees and Services” in the Proxy Statement is incorporated herein by this reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as a part of this Report

(1) Index to Consolidated Financial Statements

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

(3) Exhibits

Exhibit	Description
3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation(6)

3.2	Registrant’s Amended and Restated Bylaws(12)

4.1	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein(1)

4.2	Form of Indenture Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.3	Form of Promissory Note for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.4	Form of Purchase Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.5	Form of Registration Rights Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.6	Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated as of September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights(8)

4.7	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of January 15, 2003(10)

10.1	Employment Agreement between the Registrant and the three founders dated as of September 28, 1995(1)*

10.2	Form of Promissory Notes entered into between the Registrant, William T. Coleman III, Edward W. Scott, Jr. and Alfred S. Chuang each dated September 28, 1995(1)

10.3	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto(1)

10.4	Lease Agreement between the Registrant and William H. and Leila A. Cilker dated November 15, 1995 and First Amendment thereto(1)

10.5	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder(1)*

10.6	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder(2)*

Exhibit	Description
10.7	Registrant’s 1997 Employee Stock Purchase Plan, including forms of agreements thereunder(2)*

10.8	License Agreement between the Registrant and Digital Equipment Corporation, dated January 31, 1997 and Amendments thereto(3)

10.9	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, dated December 26, 1997(4)

10.10	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, dated December 26, 1997(4)

10.11	Employment Agreement between the Registrant and William T. Coleman III dated as of September 1, 1999(6)*

10.12	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated September 24, 1999(6)

10.13	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated March 15, 2000(6)

10.14	Registrant’s 2000 NonQualified Stock Incentive Plan, including forms of agreements thereunder(6)*

10.15	Form of Lease agreement between the Registrant and ABN AMRO Leasing, Inc., dated February 13, 2001(7)

10.16	Registrant’s Amended 1997 Employee Stock Purchase Plan(7)*

10.17	Amendment of Employment Agreement of Alfred S. Chuang dated November 2, 2001(9)*

10.18	BEA Systems, Inc. Employment Agreement between the Registrant and William T. Coleman III dated November 2, 2001(9)*

10.19	Form of Employment Agreement between the Registrant and Charles Ill, III(13)*

10.20	Fiscal 2006 Executive Staff Bonus Plan*

10.21	Forms of Restricted Stock Purchase Award Agreements between the Registrant and Charles Ill, III(14)*

10.22	Form of Credit Agreement among BEA Systems, Inc., certain lenders names in such agreement, Keybank National Association, Wells Fargo Bank, N.A., ABN Amro Bank N.V., Bank of America, N.A., and Comerica Bank, dated October 12, 2004(16)

10.23	Form of Employment Agreement between the Registrant and Mark P. Dentinger, dated February 24, 2005(17)*

10.24	Form of Employment Agreement between the Registrant and Wai Wong, dated September 1, 2004*

10.25	Form of Employment Agreement between the Registrant and Tom Ashburn, dated November 1, 2003(15)*

10.26	Form of Employment Agreement between the Registrant and Mark Carges, dated November 1, 2003*

10.27	Form of Employment Agreement between the Registrant and Jeanne Wu, dated November 1, 2003*

10.28	Form of Employment Agreement between the Registrant and Alfred Chuang, dated November 1, 2003(15)*

10.29	Employment letter dated December 21, 2001 between the Registrant and Tom Ashburn

10.30	Memorandum of Employment dated July 31, 2004 between the Registrant and Tom Ashburn

10.31	Employment letter dated July 30, 2002 between the Registrant and Olivier Helleboid

10.32	Employment letter dated February 13, 1996 between the Registrant and Mark Carges

10.33	Memorandum of Employment dated August 30, 2004 between the Registrant and Mark Carges

11.1	Statement re: computation of income (loss) per share (included on pages 64 of this Report)

12.1	Ratio of Earnings to Fixed Charges

Exhibit	Description
14.1	Financial Officer Code of Ethics (15)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2, filed January 31, 1997

(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed March 20, 1997

(3)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed April 3, 1997

(4)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-KSB, filed April 30, 1998

(5)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed March 13, 2000

(6)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed May 1, 2000

(7)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed May 1, 2001

(8)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 8-A12G, filed October 1, 2001

(9)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 23, 2002

(10)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-A12G/A, filed January 22, 2003

(11)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-K, filed February 14, 2003

(12)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002

(13)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 30, 2003

(14)	Incorporated by reference to such exhibit as filed in the Registrant’s Reports on Form 10-K, filed April 30, 2003 and on Form 10-Q, filed December 15, 2003

(15)	Incorporated by reference to such exhibit as filed in the Registrant’s Reports on Form 10-K, filed April 15, 2004

(16)	Incorporated by reference to such exhibit as filed in the Registrant’s Reports on Form 10-Q, filed December 10, 2004

(17)	Incorporated by reference to such exhibit as filed in the Registrant’s Reports on Form 8-K, filed February 24, 2005

*	Denotes a management contract or compensatory plan or arrangement.

On February 24, 2005, the Registrant furnished a Current Report on Form 8-K relating to the announcement of its preliminary results for its fourth quarter ended January 31, 2005.

On February 24, 2005, the Registrant filed a Current Report on Form 8-K regarding (i) the appointment of Mr. Mark P. Dentinger as Executive Vice President and Chief Financial Officer, (ii) the resignation of Mr. William Klein as Executive Vice President and Chief Financial Officer to become Executive Vice President of Business Planning and Development.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEA SYSTEMS, INC.

By:	/s/ Mark P. Dentinger
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

April 18, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature	Title	Date

/s/ Alfred S. Chuang Alfred S. Chuang	President, Chief Executive Officer and Chairman of the Board	April 18, 2005

/s/ Carol A. Bartz Carol A. Bartz	Director	April 18, 2005

/s/ Stewart K.P. Gross Stewart K.P. Gross	Director	April 18, 2005

/s/ William H. Janeway William H. Janeway	Director	April 18, 2005

/s/ Dean O. Morton Dean O. Morton	Director	April 18, 2005

/s/ L. Dale Crandall L. Dale Crandall	Director	April 18, 2005

/s/ George Reyes George Reyes	Director	April 18, 2005

BEA SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year Ended January 31, 2005, 2004 and 2003

(in thousands)

	Balance at beginning of period		Additions to the allowance recorded as general and administrative expense	Additions to the allowance recorded as reductions of revenue	Deductions(i)	Balance at end of period
January 31, 2005
Allowance for doubtful accounts	$10,550		$308	$2,513	$3,992	$9,379
January 31, 2004
Allowance for doubtful accounts	$15,608		$—	$1,044	$6,102	$10,550
January 31, 2003
Allowance for doubtful accounts	$15,098	(ii)	$3,489	$6,341	$9,320	$15,608

(i)	Uncollectible accounts written off, net of recoveries.

(ii)	Balance at the beginning of the period included a reclassification of $4.4 million from deferred revenues to the allowance for doubtful accounts to reflect all reserves as offsets to the respective accounts receivable.