Form 10-Q
period 2005-04-30
BEA SYSTEMS INC
filed 2005-06-13
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 30, 2005

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

As of May 31, 2005, there were approximately 393,000,520 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2005	2004
Revenues:
License fees	$116,055	$120,152
Services	165,668	142,483

Total revenues	281,723	262,635

Cost of revenues:
Cost of license fees	7,213	9,699
Cost of services	55,007	48,981

Total cost of revenues	62,220	58,680

Gross profit	219,503	203,955
Operating expenses:
Sales and marketing	104,061	100,611
Research and development	40,486	34,942
General and administrative	26,468	21,615
Facilities consolidation		7,665

Total operating expenses	171,015	164,833

Income from operations	48,488	39,122
Interest and other, net:
Interest expense	(7,583)	(7,285)
Interest income	8,995	4,673
Other, net	(1,189)	(319)

Total interest and other, net	223	(2,931)

Income before provision for income taxes	48,711	36,191
Provision for income taxes	14,613	10,857

Net income	34,098	25,334
Other comprehensive income:
Foreign currency translation adjustments	(681)	301
Unrealized gain (loss) on available-for-sale investments, net of income taxes	(34)	(1,576)

Comprehensive income	$33,383	$24,059

Net income per share:
Basic	$0.09	$0.06

Diluted	$0.08	$0.06

Number of shares used in per share calculations:
Basic	395,180	409,660

Diluted	402,570	425,840

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2005 (unaudited)	January 31, 2005 (audited*)
ASSETS
Current assets:
Cash and cash equivalents	$808,148	$777,754
Restricted cash	1,633	1,648
Short-term investments	818,097	830,063
Accounts receivable, net	220,188	258,655
Other current assets	46,406	44,077

Total current assets	1,894,472	1,912,197
Property and equipment, net	348,285	347,571
Goodwill, net	62,410	62,410
Acquired intangible assets, net	6,688	8,895
Long-term restricted cash	3,130	4,130
Other long-term assets	13,658	13,191

Total assets	$2,328,643	$2,348,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,641	$21,165
Accrued facilities consolidation charges	3,076	3,176
Accrued payroll and related liabilities	59,343	64,671
Accrued income taxes	54,408	52,013
Other accrued liabilities	77,359	78,397
Deferred revenues	307,498	312,310
Current portion of notes payable	426	459

Total current liabilities	526,751	532,191
Deferred tax liabilities	2,452	2,842
Notes payable and other long-term obligations	229,356	230,194
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	392	398
Additional paid-in capital	1,216,773	1,201,726
Treasury stock, at cost	(344,543)	(284,551)
Retained earnings	146,153	112,055
Deferred compensation	(10,388)	(8,874)
Accumulated other comprehensive income	11,697	12,413

Total stockholders’ equity	1,020,084	1,033,167

Total liabilities and stockholders’ equity	$2,328,643	$2,348,394

* Note:	The condensed consolidated balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended April 30,
	2005	2004
Operating activities:
Net income	$34,098	$25,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,339	6,739
Amortization of deferred compensation	2,266	1,571
Amortization and impairment charges related to acquired intangible assets	2,207	3,228
Tax benefit from exercise of stock options	7,809	6,300
Facilities consolidation	—	6,859
Changes in operating assets and liabilities	21,010	28,742
Other	3,171	3,352

Net cash provided by operating activities	76,900	82,125

Investing activities:
Purchases of property and equipment	(6,750)	(2,690)
Payments for acquisitions, net of cash acquired	—	(200)
Purchases of available-for-sale short-term investments	(263,230)	(348,884)
Proceeds from maturities of available-for-sale short-term investments	45,147	49,793
Proceeds from sales of available-for-sale short-term investments	227,464	226,002
Other	1,319	(47)

Net cash provided by (used in) investing activities	3,950	(76,026)

Financing activities:
Net proceeds received for employee stock purchases	10,748	19,389
Purchases of treasury stock	(59,999)	—

Net cash (used in) provided by financing activities	(49,251)	19,389

Net increase in cash and cash equivalents	31,599	25,488
Effect of exchange rate changes on cash and cash equivalents	(1,205)	(1,277)
Cash and cash equivalents at beginning of period	777,754	683,729

Cash and cash equivalents at end of period	$808,148	$707,940

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

Note 1.    Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2005. The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2006 (“Fiscal 2006”) or thereafter.

The condensed consolidated balance sheet at January 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

Principles of consolidation

The condensed consolidated financial statements include the amounts of the Company and all subsidiaries. Intercompany accounts and transactions have been eliminated. The operating results of businesses acquired and accounted for as a purchase are included from the date of their acquisition.

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

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The Company does not provide significant customization of its software products. The majority of license fees are sold with services and consequently are recognized in this manner.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payments become due and all other revenue recognition criteria have been met. In certain regions or countries where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized upon receipt of cash.

The Company has a number of strategic partnerships that represent the indirect channel including, system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Partners either embed or do not embed our software into their own software products. Partners who embed our software are referred to as Embedded Independent Software Vendors (“ISV’s”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as resellers. Due to the particular risk of concessions with respect to transactions with resellers, the Company recognizes revenue once persuasive evidence of sell through to an end user is received and all other criteria have been met. The Company’s partner license agreements do not provide for rights of return.

Services revenues include revenues for consulting services, customer support and education. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. Revenues from fixed price consulting contracts are recognized as services are performed on a proportional performance basis. The total amount of revenue recognized under the fixed price consulting contracts has been minimal to date. BEA’s consulting arrangements do not include significant customization of the software since the software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Education services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

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

The accounts receivable aging is reviewed on a regular basis, and write-offs are recorded on a case by case basis net of any amounts that may be collected.

Impairment of long lived assets

The Company periodically assesses potential impairment of its long-lived assets with estimable useful lives which include; property, equipment and acquired intangible assets in accordance with the provisions of

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Facilities consolidation charges

In fiscal 2002 and fiscal 2005, the Company recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at April 30, 2005. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance in an amount equal to the net deferred tax assets dependent upon future taxable income at April 30, 2005. The resulting valuation allowance at April 30, 2005 is primarily attributable to accumulated stock option tax deductions and other, acquisition-related deferred tax assets. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital and goodwill when realized, rather than taken as a reduction of income tax expense.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (collectively referred to as “SFAS 123”, the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options		Employee stock purchase plan
	Three months ended April 30		Three months ended April 30
	2005	2004	2005	2004
Expected life (in years)	5	4.0	.05 to 2.0	.05 to 2.0
Risk-free interest rate	4.35%	4.08%	2.97-3.63%	1.22-2.18%
Expected volatility	43%	63%	37%	54%

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three months ended April 30,
	2005	2004
Net income as reported	$34,098	$25,334
Add back:
Stock-based employee compensation expense included in reported net income	2,339	1,680
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(26,456)	(36,015)

Pro forma net income (loss)	$9,981	$(9,001)

Net income per share as reported
Basic	$0.09	$0.06

Diluted	$0.08	$0.06

Pro forma net income (loss) per share
Basic	$0.03	$(0.02)

Diluted	$0.02	$(0.02)

Consistent with FAS 109 and the Company’s recognition of its deferred tax assets, the reconciliation above does not include any tax impact on the stock-based employee compensation expense as the resulting deferred tax asset would be offset by an additional valuation allowance.

Projects funded by third parties

The Company has entered into product development agreements with third parties to develop ports and integration tools to co-develop products. The Company has one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding the Company receives is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in BEA’s operating expenses. During the three months ended April 30, 2005, the Company received approximately $2.6 million of third party reimbursement, which was used to offset approximately $2.4 million of research and development expenses and $0.2 million of marketing expenses. During the three months ended April 30, 2004, the Company received approximately $2.7 million of third party reimbursement, which was used to offset approximately $2.4 million of research and development expenses and $0.3 million of marketing expenses. Based on the arrangement currently in place, the Company expects to receive approximately $9.7 million of such funding in fiscal 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123R”) Share Based Payment, which replaces SFAS 123,

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2.    Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	April 30, 2005	January 31, 2005
License fees	$11,923	$9,370
Services	295,575	302,940

Total deferred revenues	$307,498	$312,310

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

Note 3.    Related Party Transactions

Loans to executives and officers

The Company has secured notes receivable from one executive totaling approximately $0.6 million as of April 30, 2005 and from two executives totaling approximately $0.9 million as of January 31, 2005. BEA received $0.3 million in March 2005 to pay off one of the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. The remaining note bears interest of 7 percent per annum and is due and payable on April 3, 2006 or upon the termination of employment with us. The note may be repaid at anytime prior to the due date.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at April 30, 2005 or January 31, 2005.

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on BEA’s Board of Directors. The total revenues recognized by the Company from such customers in the three months ended April 30, 2005 and 2004 were insignificant.

Note 4.    Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended April 30,
	2005	2004
Numerator:
Numerator for basic and diluted net income per share:
Net income	$34,098	$25,334

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	395,550	409,840
Weighted average shares subject to repurchase and shares held in escrow	(370)	(180)

Denominator for basic net income per share, weighted average shares outstanding	395,180	409,660
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	7,390	16,180

Denominator for diluted net income per share	402,570	425,840

Basic net income per share	$0.09	$0.06

Diluted net income per share	$0.08	$0.06

The computation of diluted net income per share for the three months ended April 30, 2005 and 2004 excludes the impact of options to purchase 54.1 million and 20.4 million shares of common stock, respectively. The computation of diluted net income per share for the three months ended April 30, 2005 and 2004 also excludes the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock at both April 30, 2005 and 2004, respectively, as such impact would be anti-dilutive. These options and 2006 Notes could be dilutive in the future.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	April 30, 2005	January 31, 2005
Land	$306,623	$306,623
Computer hardware and software	91,238	86,908
Furniture and equipment	35,920	34,953
Leasehold improvements	44,310	42,960
Furniture and equipment under capital leases	3,164	3,164

	481,255	474,608
Accumulated depreciation and amortization	(132,970)	(127,037)

	$348,285	$347,571

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $0.3 million at April 30, 2005 and $0.1 million at January 31, 2005.

Note 6.    Acquired Intangible Assets

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result will no longer amortize goodwill, but will test for impairment at least annually or more frequently whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

	April 30 2005	January 31, 2005
Gross carrying amount of goodwill	$195,758	$195,758
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$62,410	$62,410

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	April 30, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$124,711	$(120,545)	$4,166
Non-compete agreements	29,346	(27,104)	2,242
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	33,809	(33,529)	280

Total	$201,141	$(194,453)	$6,688

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$124,711	$(118,918)	$5,793
Non-compete agreements	29,346	(26,629)	2,717
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	33,809	(33,424)	385

Total	$201,141	$(192,246)	$8,895

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	April 30, 2005	April 30, 2004
Purchased technology	$1,627	$3,028
Non-compete agreements	475	200
Patents and trademarks	—	—
Other intangible assets (distribution rights, purchased software, customer base)	105	—

Total	$2,207	$3,228

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Nine months ending January 31 2006	$3,503
Fiscal year ending January 31, 2007	3,185

Total	$6,688

Note 7.    Facilities Consolidation Charges

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

During fiscal 2005, due to a decline in employee and contractor hiring and headcount the Company identified the opportunity to reduce its facilities requirements. The Company approved a plan to consolidate six sites in the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities, net of present value of the estimated future sublease income.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of April 30, 2005, $11.4 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $3.6 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	$12,232
Cash payments during the three months ended April 30, 2005	(870)

Accrued at April 30, 2005	$11,362

Note 8.    Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	April 30, 2005	January 31, 2005
Current portion of notes payable and other obligations	$426	$459

Other long-term obligations	$12,944	$13,696
Capital lease	1,412	1,498
Land lease	—	—
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$229,356	$230,194
Convertible subordinated notes	$550,000	$550,000

Other long-term obligations include an accrual of $8.3 million related to the facilities consolidation.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Three months ended April 30,
2006	$158	$842
2007	211	3,366
2008	211	2,486
2009	211	2,223
2010	211	1,714
Thereafter	946	2,568

Total minimum lease payments and total other obligations	1,948	13,199

Amounts representing interest on capital lease	(365)
Present value of minimum lease payments	1,583

Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,412

Convertible subordinated notes

In December 1999, the Company completed the sale of $550.0 million of Notes due December 15, 2006 (“2006 Notes”) in an offering to Qualified Institutional Buyers. The 2006 Notes bear interest at a fixed rate of 4 percent and are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time, in cash plus a premium of up to 0.6 percent plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

Credit facility

During fiscal 2005, BEA entered into a four year revolving unsecured credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 4.3 percent as of April 30, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements.

As of April 30, 2005, the Company is in compliance with all financial covenants.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The Company has provided income tax expense of $14.6 million and $10.9 million for the three months ended April 30, 2005 and 2004, respectively. The Company has provided for income taxes for the three months ended April 30, 2005 based on a projected effective tax rate of 30 percent. The Company’s projected effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the three months ended April 30, 2004 was 30 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

Note 10.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	April 30, 2005	January 31, 2005
Foreign currency translation adjustments	$15,709	$16,391
Unrealized gain (loss) on available-for-sale investments	(4,012)	(3,978)

Total accumulated other comprehensive income	$11,697	$12,413

Note 11.    Common Stock and Treasury Stock

During the three months ended April 30, 2005, the Company issued 0.8 million shares of common stock and received $3.5 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

The Company recorded a tax benefit from stock options of $7.8 million and $6.3 million for the three months ended April 30, 2005 and 2004, respectively.

In September 2001, March 2003, May 2004, and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”).

In the three months ended April 30, 2005, 7.4 million shares were repurchased at a total cost of $60.0 million leaving approximately $255.4 million of the approval limit available for share repurchases under the Share Repurchase Program. During fiscal 2006, we anticipate repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

Note 12.    Commitments and Contingencies

Litigation and other claims

In 2003, Software AG and its domestic subsidiary filed a complaint against the Company in the United States District Court for the District of Delaware alleging that certain of its products, including WebLogic Server, WebLogic Integration and WebLogic Workshop infringe U.S. Patent No. 5,329,619 held by Software AG and its domestic subsidiary (the “Software AG Action”). Software AG sought monetary damages and an injunction against infringement. In 2003, the Company counterclaimed against Software AG requesting a declaratory judgment of noninfringement, invalidity and inequitable conduct by Software AG.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 29, 2004, the Company filed a complaint against Software AG and Software AG, Inc. in the United States District Court for the Eastern District of Virginia alleging that certain products of Software AG and Software AG, Inc. infringe US. Patent Nos. 6,115,744 and 5,619,710 held by the Company (the “BEA Action”). Software AG has counterclaimed, seeking a declaratory judgment that the Company’s patents are invalid and not infringed.

On April 30, 2005, both the Software AG Action and the BEA Action were settled to the mutual satisfaction of BEA and Software AG. These actions were resolved without any admission or acknowledgement by either party that the patents-in-suit are valid and enforceable or that they were infringed.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of April 30, 2005 or January 31, 2005. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of April 30, 2005.

ITEM 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2004, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: assumptions underlying the calculation of fair values of stock-based awards; the continuation of third party funding of our research and development and marketing expenses pursuant to product development agreements with third parties; future amortization of acquired intangible assets; facilities consolidation charges, including but not limited to future lease commitments, leasehold improvements and costs to sublease; the utilization of lease termination costs; future adjustments to facilities consolidation charges; future stock repurchases under our stock repurchase program; seasonality of orders and sales in the first quarter of a fiscal year; the expansion of the Americas VAR channel, our solutions frameworks and our enterprise account program; our anticipation that our solutions frameworks are targeted to areas of market interest; the development of an expanded product set for SOA service infrastructure through expansion in our messaging, portal infrastructure, data integration, security, Web services management and other technologies; our ability to attract Chief Information Officers to choose our products as the architectural foundation of SOA projects to be implemented over a sustained period of time; the release of a variety of products in our service infrastructure product category; future fluctuations in Tuxedo revenue; the trend toward increased high dollar transactions; future fluctuations in EMEA and APAC revenues as a percentage of total revenues; the belief that cost of license fees will increase; the expectation that future payments of facilities consolidation charges will not significantly impact our liquidity due to our strong cash position; the realizability of deferred tax assets; the fluctuation of deferred revenues; significant cash and/or financing resources needed for the development of our land in San Jose, California for the construction of office facilities; the anticipation that substantial resources will be committed to product development and engineering; valuation allowances; repayment of notes in cash on the maturity date of December 15, 2006; the estimate and fluctuation of interest payments; sufficiency of existing cash; fluctuation of revenues and operating results; continued investment in and enhancement of WebLogic Platform 8.1 and other new products and market acceptance of such products; the continuation of certain products accounting for a majority of revenue; the continuation of work with the VADs and VARs to recruit and train additional VARs and sales representatives at the VARs; the dependence on continued expansion of international operations; the dependence on successfully maintaining existing relationships and further establishing and expanding relationships with distributors, ISVs, OEMs and SIs; our initiative to recruit and train a large number of consultants employed by SIs and to embed our technology in products that our ISV customers offer; the need to expand our relationships with third parties in order to support license revenue growth; the dependence on our ability to attract and retain qualified sales, technical and support personnel; the intention to expand our global organization; continued adoption of Java technologies; the dependence on continued growth in the use of the Web to run software applications; the intention to make additional acquisitions in the future; the effects of accounting standards; the requirement that we expense stock options granted in fiscal periods commencing February 1, 2006, and the resulting accounting charges; annual assessment of impairment charges on the land in San Jose, California pursuant to FAS 144; the dependence on our proprietary technology; the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; the dependence on future performance to meet our debt service obligations; and the requirement of substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements

Overview

BEA® Systems, Inc. (“BEA” or the “Company”) is a world leader in enterprise infrastructure software. Our BEA WebLogic® Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to help lower operational costs by automating processes, and to help automate relationships with suppliers and distributors. The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server™, the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA Liquid Data for WebLogic™, a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA WebLogic Workshop™, a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; BEA WebLogic JRockit™ JVM, a server-centric Java Virtual Machine (“JVM”); BEA WebLogic Enterprise Security™, an application security infrastructure solution; and BEA Tuxedo™, a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”), value-added resellers (“VARs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

Seasonality.    Our first fiscal quarter license revenues are typically lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a fiscal year. In addition, many of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue.

Investment in Sales and Marketing Programs.    In the fourth quarter of fiscal 2005, we announced a strategic focus on expanding three sales and marketing programs—(1) expanding our Americas value-added reseller (“VAR”) channel, (2) expanding our solutions frameworks program and (3) expanding our enterprise account program.

Americas VAR Channel.    Our Americas VAR program was created early in fiscal 2005. We continued to expand the program in the fourth quarter of fiscal 2005 and the first quarter of fiscal 2006. As of the end of the first quarter of fiscal 2006, we had recruited and signed relationships with three value-added distributors (“VADs”), who work with the VARs, and approximately 70 VARs. In addition, we provided training on our products to approximately 200 sales representatives employed by the VARs. We work with the VADs and VARs to recruit and train additional VARs, to train additional sales representatives at the VARs, to refine the sales and marketing programs we offer the VARs, and to identify and close sales to customers. There can be no assurance that VADs and VARs will continue to work with us, that they will be successful in their sales and marketing efforts, or that they will not create conflicts with our direct sales efforts.

Solutions Frameworks.    We have historically sold a software platform upon which customers implement a solution. Recently, we have expanded our programs to develop pre-packaged solutions that can be sold on top of our platform. Typically, this approach has involved a combination of our products, our consulting organization, products provided by our ISV partners (such as content management and Web services management), and implementation work done by our SI partners. In addition, this approach has required marketing, training and sales enablement programs, for both our direct sales representatives and also our VAR channel. We anticipate that our solutions are targeted to areas of market interest, such as employee and customer self-service portals and telecommunications service delivery platforms. However, there can be no assurance that our program to package, market, sell and implement such solutions will be successful. In addition, we believe our solutions framework transactions will require significant consulting and customization by either BEA and/or a designated third party. As a result, our solutions framework transactions may require that revenue recognition be delayed on the license revenue as well as the services revenue.

Enterprise Account Program.    Certain of our sales representatives are assigned a specific list of named accounts, and other representatives are assigned to a geographic territory. In fiscal 2004, we created a team within our sales organization, focused on improving the coordination of our sales, marketing, consulting services and partnership activities relative to approximately 18 named enterprise accounts. We believe that this program significantly increased our sales to these accounts during fiscal 2004 and 2005. During the first quarter of fiscal 2006, we expanded this program to cover approximately 108 named enterprise accounts. During the first quarter of fiscal 2006, we also created specific sales, marketing, and consulting programs to offer to these enterprise accounts, and also worked with our partners to create programs or improve coordination on existing programs, targeted to these enterprise accounts. There can be no assurance that we can successfully scale this program to a larger number of enterprise accounts, that we have identified the right accounts to target, or that we have identified the right sales, marketing, consulting, partnership and other programs to address these accounts.

Investment in Service Infrastructure.    We have historically offered products that act as a platform for a new enterprise application. Over the last several years, customers have also used our products as a platform for internal and external portals that access multiple applications. This process is often referred to as “Service-Oriented Architecture” or “SOA.” In the fourth quarter of fiscal 2005, we announced a program to expand our existing products and to introduce new products to better serve the infrastructure needs for SOA, which we refer to as “service infrastructure.” Delivering an expanded product set for service infrastructure will require us to expand our capabilities in areas such as messaging, portal infrastructure, data integration, security, Web services management and other technologies. Selling and marketing service infrastructure products for SOA requires significant investment in marketing to educate customers and prospects, as well as investment to educate our sales force. Goals of the service infrastructure and SOA program include selling to customers’ and prospects’ Chief Information Officers, to be chosen as the architectural foundation of SOA projects that will be implemented over a sustained period of time. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We announced our service infrastructure product category and brand in June 2005 together with the first two new products in this category. We are planning to release a variety of products in this category. We are actively working on the transitions inside our sales, marketing and consulting organizations, and are actively hosting educational seminars and other programs designed to appeal to customers’ and prospects’ Chief Information Officers. There can be no assurance that our products or our sales and marketing efforts will be successful.

Investment in Communication Technologies for Voice and Services over Internet Protocol.    In the fourth quarter of fiscal 2005, we announced a set of products to provide an infrastructure for telecommunications to provide voice and data services over internet protocol, known as VOIP and SOIP. Sales to telecommunications companies have historically represented our largest vertical market, generally accounting for more than 20% of our annual license revenues over the last few fiscal years. However, these companies have generally used our software as a platform for operational and business support applications, such as applications used in the billing and provisioning of their services. Our products for the VOIP and SOIP market are designed to act as the platform for the service itself, expanding our addressable market within the telecommunications industry. We released the first product to address this market, the BEA WebLogic SIP Server, in the fourth quarter of fiscal

2005, and the second product to address this market, the BEA WebLogic Network Gatekeeper, in the first quarter of fiscal 2006. Our initial sales efforts are focused on 40 telecommunications and network equipment providers included in our enterprise account program. Selling products for the VOIP and SOIP markets requires us to sell to the networking groups inside these customers, when our relationships with these customers have generally been with the information technology groups. There can be no assurance that we will be able to expand our relationships to the networking groups inside our customers, that our product will be accepted for use in their VOIP and SOIP projects, or that VOIP and SOIP projects will be undertaken in the near term.

Acquisitions.    Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products.

Critical Accounting Policies

There have been no significant changes in our critical accounting policies during the quarter ended April 30, 2005 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of income as a percentage of total revenues for the three and nine months ended April 30, 2005 and 2004.

	Three months ended April 30,
	2005	2004
Revenues:
License fees	41.2%	45.7%
Services	58.8%	54.3%

Total revenues	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	6.2%	8.1%
Cost of services (1)	33.2%	34.4%

Total cost of revenues	22.1%	22.3%

Gross margin	77.9%	77.7%
Operating expenses:
Sales and marketing	36.9%	38.4%
Research and development	14.4%	13.3%
General and administrative	9.4%	8.2%
Facilities consolidation	—	2.9%

Total operating expenses	60.7%	62.8%

Income from operations	17.2%	14.9%
Interest and other, net	0.1%	(1.1)%

Income before provision for income taxes	17.3%	13.8%
Provision for income taxes	5.2%	4.1%

Net income	12.1%	9.7%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended April 30,		Percentage change
	2005	2004
Total revenues	$281,723	$262,635	7.3%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support, education and consulting. Total revenue growth from the three months ended April 30, 2005 (the “first quarter of fiscal 2006”) to the three months ended April 30, 2004 (the “first quarter of fiscal 2005”) was 7.3 percent; which was comprised of a 16.3 percent increase in services offset by a 3.4 percent decrease in licenses. The increase in services was primarily due to customer support revenues. A substantial portion of our customer support revenues are derived from existing support contracts from our installed base of customers. Management believes that most of the growth in our customer support revenues was a result of the expansion of the installed base of licenses. The decline in licenses was due in part to the challenging IT spending environment as well as an unusually strong performance in EMEA in the first quarter of the prior year.

Geographically, revenue contribution as a percentage of total revenue was evenly distributed between International revenues (“International” is defined as EMEA and APAC) and Americas revenues (United States, Canada, Mexico and Lain America) for the first quarter of fiscal 2006. The Americas contribution increased 2.6 percent when comparing the first quarter of fiscal 2006 to the first quarter of fiscal 2005, however this geographic revenue distribution for the first quarter of fiscal 2006 was consistent with the distribution in the second, third and fourth quarter of fiscal 2005. In the first quarter of fiscal 2006, total revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $274.2 million, or a 4.4 percent increase over the same period in fiscal 2005. Many factors that impact our growth are beyond our control and there can be no assurance that our revenues will grow in the future.

License Fees (in thousands):

	Three months ended April 30,		Percentage change
	2005	2004
Total license fees	$116,055	$120,152	(3.4%)

Management believes the decline in license revenues for the three months ended April 30, 2005 compared to the three months ended April 30, 2004 was related in part to the challenging IT spending environment as well as an unusually strong performance in EMEA in the prior year. Tuxedo had a relatively strong quarter in the first quarter of fiscal 2006, however Tuxedo revenue would have declined absent one large transaction when comparing this quarter to the same quarter in the prior year. Management believes a decline in Tuxedo revenue may not necessarily be indicative of a future trend due to historical fluctuations of Tuxedo revenue.

Revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 20% to 40% of total license fees over the past eight quarters. Our transaction count increased approximately 4.2% when comparing the quarter ended April 30, 2005 to the same period in the prior year. Management believes transactions greater than $1 million have an inherent volatility related to the timing of the closing of such transactions which increases the risk that reported results may differ from expected results.

These factors were partially offset by positive changes in foreign exchange rates. For the first quarter of fiscal 2006, license fees when translated at a constant exchange rate from the same period in the prior year would have been $112.7 million, or a decline of 6.2 percent compared to the first quarter of fiscal 2005.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended April 30,		Percentage change
	2005	2004
Consulting and education revenues	$36,215	$34,527	4.9%
Customer support revenues	129,453	107,956	19.9%

Total services revenues	$165,668	$142,483	16.3%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Total services revenues for the first quarter of fiscal 2006 when translated at a constant exchange rate from the same period in the prior year would have been $161.4 million an increase of 13.3 percent over the same period in the prior fiscal year. The significant increase in customer support revenue for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was driven primarily by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. In addition, two unusually large support-in-arrears transactions accounted for an aggregate of approximately $3.0 million of customer support revenues which we do not expect to be recurring. The slight increase in consulting and education revenues for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily due to an increase in consulting services performed in the Americas.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended April 30, 2005	Percentage of total revenues	Three months ended April 30, 2004	Percentage of total revenues
Americas	$141,724	50.3%	$125,377	47.7%
European, Middle East and Africa region (“EMEA”)	98,204	34.9%	98,916	37.7%
Asia/Pacific region (“APAC”)	41,795	14.8%	38,342	14.6%

Total revenues	$281,723	100.0%	$262,635	100.0%

For each of the twelve fiscal quarters ended April 30, 2005, EMEA and APAC revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates.

For the first quarter of fiscal 2006, the percentage of total revenue contribution from the Americas increased by 2.6 percent compared to the first quarter of fiscal 2005. Management believes the improvement in the Americas revenue contribution was a combination of improved execution by the America’s sales team and the fact that EMEA had an unusually strong quarter in the first quarter of fiscal 2005. The revenue contribution for the first quarter of fiscal 2006 is consistent with the second, third and fourth quarter of fiscal 2005. Americas license revenues grew approximately 7.4 percent and Americas service revenues grew 17.2 percent when comparing the first quarter of fiscal 2006 to the same period in the prior year.

Our revenues in EMEA for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, primarily the Euro and the British Pound. The increase in revenues due to strengthening foreign currencies in EMEA was $5.4 million for the first quarter of fiscal 2006, when translated on a constant currency basis which resulted in a decline in EMEA revenues of 7.4 percent when comparing the first quarter of fiscal 2006 to the same period in the prior year. This decline was primarily attributable to unusually strong license revenues in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2006.

Our revenues in APAC for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, particularly the Yen. The increase in revenues due to strengthening foreign currencies in APAC was $1.4 million. In constant currencies, APAC experienced an increase of 5.5 percent in total revenues when comparing the first quarter of fiscal 2006 to the same period in the prior year. Excluding the impact of foreign currencies, the overall increase in APAC revenue was due to a 13.6 percent increase in service revenues, which was fairly consistent across the region, and a 5.1 percent increase in license revenues primarily attributed to Japan and China.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended April 30,		Percentage change
	2005	2004
Cost of license fees	$7,213	$9,699	(25.6%)
Cost of services	55,007	48,981	12.3%

Total cost of revenues	$62,220	$58,680	6.0%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program; and

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period.

Cost of license fees were 6.2 percent and 8.1 percent of license revenues for the first quarter of fiscal 2006 and 2005, respectively. The decline in the cost of license fees as a percentage of license revenues for the first quarter of fiscal 2006 and fiscal 2005 was due to a $1.1 decline in royalties paid to third parties and a $1.0 million decline in charges associated with amortization and impairment of acquired intangibles. The decline in royalties was due to product mix which resulted in less per copy royalty fees. Amortization of acquired intangibles declined due to certain intangibles becoming fully amortized in the first half of fiscal 2005. Future amortization expense is currently expected to total approximately $6.7 million which includes $3.5 million for the remaining nine months of fiscal 2006 and $3.2 million for fiscal 2007. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. Management believes that cost of license fees is likely to increase slightly in absolute dollars in fiscal 2006 due to expansion of the compliance program and new royalty agreements that began amortizing in the first quarter of fiscal 2006.

Cost of Services.    Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and real estate facilities for the operation of the services organization. Cost of services represented 33.2 percent and 34.4 percent of services revenues for the first quarter of fiscal 2006 and fiscal 2005, respectively. Cost of services as a percentage of services revenues has declined primarily due to a larger mix of higher margin support revenues versus lower margin consulting and education revenues.

The increase in cost of services in absolute dollars was due to compensation expenses and a negative impact of foreign exchange rates. The increase in compensation expense of approximately $6.0 million for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due to a combination of increased employee headcount of approximately twenty three people and use of contract labor in order to deliver the increased service revenues. Strengthening foreign currencies against the U.S. dollar also contributed to a 2.2 percent increase in expenses.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended April 30		Percentage change
	2005	2004
Sales and marketing expenses	$104,061	$100,611	3.4%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was primarily compensation expense related to an increase in sales and marketing headcount of 109 people. Strengthening foreign currencies against the U.S. dollar also contributed to a 2.0 percent increase in expenses.

Research and Development (in thousands):

	Three months ended April 30		Percentage change
	2005	2004
Research and development expenses	$40,486	$34,942	15.9%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 14.4 percent from 13.3 percent for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Research and development expenses increased $5.5 million from the first fiscal quarter of 2006 compared to the first fiscal quarter of 2005 primarily due to increasing product development personnel (approximately one hundred and fifty people) and associated expenses with the development of several new products and product versions scheduled for release in the remainder of fiscal 2006. Management believes the increase in personnel expenses is also due in part to transitional costs from moving certain aspects of the research and development organization offshore.

We have entered into product development agreements with third parties to develop ports and integration tools to co-develop products. We have one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in our operating expenses. During the first quarter of fiscal 2006, we received approximately $2.6 million of third party reimbursement, which was used to offset approximately $2.4 million of research and development expenses and $0.2 million of marketing expense. During the first quarter of fiscal 2005, we received approximately $2.7 million of third party reimbursement, which was used to offset approximately $2.4 million of research and development expenses and $0.3 million of marketing expenses. Based on the arrangement currently in place, we expect to receive approximately $9.7 million of such funding in fiscal 2006.

General and Administrative (in thousands):

	Three months ended April 30		Percentage change
	2005	2004
General and administrative expenses	$26,468	$21,615	22.5%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $4.9 million for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 due primarily to increases of approximately $1.1 million in third-party accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act of 2002, $2.9 million related to legal expenses on intellectual property matters and $1.4 million related to an increase in compensation and related personnel expenses.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of April 30, 2005, $11.4 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. As of April 30, 2005, $3.1 million is classified as short term and the remaining $8.3 million is classified in other long term obligations. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $3.6 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. We do not expect the future payments to have a significant impact on our liquidity due to our strong cash position ($1.6 billion of cash, cash equivalents and short term investments at April 30, 2005).

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	$12,232
Cash payments during the three months ended April 30, 2005	(870)

Accrued at April 30, 2005	$11,362

Notes Payable and Other Obligations.

During fiscal 2005, we entered into a four year revolving credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to a land lease of $211.7 million.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 4.3 percent as of April 30, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by BEA. In connection with the Credit Agreement, we must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements. As of April 30, 2005, we were in compliance with all financial covenants.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended April 30,		Percentage change
	2005	2004
Interest expense	$(7,583)	$(7,285)	4.1%
Foreign exchange gain (loss)	(1,175)	(322)	264.9
Interest income and other, net	8,981	4,676	92.1

Total interest and other, net	$223	$(2,931)	(107.6%)

Interest expense is correlated with the convertible debt and the long term debt related to the land lease which was paid off and replaced in the third quarter of fiscal 2005 with the $215.0 million of notes payable. The increase in interest expense correlates with a higher interest rate for the notes payable due to rising interest rates.

Foreign exchange loss increased due to our hedging positions and movements in exchange rates.

Interest income and other increased $4.3 million for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily due to improved yields and an increase in our cash, cash equivalents and short-term investment balances.

Provision for Income Taxes

We have provided for income tax expense of $14.6 million and $10.9 million for the first quarter of fiscal 2006 and fiscal 2005, respectively. Our effective income tax rate was 30 percent for both the first quarter of fiscal 2006 and fiscal 2005. Our effective tax rate for the first quarter of fiscal 2006 and fiscal 2005 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

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

Deferred Revenues:

The following table sets forth the components of deferred revenues (in thousands):

	April 30, 2005	January 31, 2005
License fees	$11,923	$9,370
Services	295,575	302,940

Total deferred revenues	$307,498	$312,310

Deferred revenues are predominantly comprised of deferred customer support revenues. Deferred revenues also include deferred license and consulting revenues. Deferred customer support revenues are generally recognized ratably over the term of the contract. License and consulting deferred revenues generally are deferred due to revenue recognition requirements. The decline in total deferred revenues of $4.8 million was driven by a $7.4 million decline in deferred services revenues, which was primarily comprised of deferred customer support revenue. Deferred customer support revenue declined due to amortization of the installed base, which grew approximately $69.9 million in the fourth quarter of fiscal 2005, offset by customer support contracts sold in the first quarter of fiscal 2006. Management believes the fluctuation in deferred revenues tend to be seasonal due to relatively higher fourth quarter license sales, which are generally sold with customer support, and the fact that a relatively higher proportion of customer support renewals occur in the fourth quarter. Deferred revenues will fluctuate in the future, as a function of the timing and terms of particular transactions and will not necessarily correlate with revenue growth in any given quarter and fluctuations in deferred revenues are not an indicator of future license revenue.

Liquidity and Capital Resources

Cash flows

Our primary source of cash is receipts from our revenues. The primary uses of cash are payroll (salaries, bonuses, commissions and benefits) and general operating expenses (facilities, marketing, legal, travel, etc.). Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program.

As of April 30, 2005, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,626.0 million versus $1,559.2 million at April 30, 2004.

In the first quarter of fiscal 2006, net cash provided by operating activities declined $5.2 million when compared to the first quarter of fiscal 2005. The decline in operating cash flows was driven by the following factors:

•	A $24.2 million reduction in the cash provided by the change in net accounts receivable when comparing the change in net accounts receivable for the three months ended April 30, 2005 to the same period in the prior fiscal year;

•	A $1.5 million decline in other working capital components (principally accrued payroll, accrued income taxes and the non-cash effects of exchange rates on other working capital);

•	Net income excluding non-cash charges increased $2.7 million due to the increase in net income offset by the decline in depreciation expense, amortization and impairment charges for intangibles and a facilities consolidation charges;

•	A $13.2 million increase in accounts payable and accrued liabilities; and

•	A $5.4 million decrease in prepaids, other current assets and other assets.

Cash provided by (used in) investing activities fluctuated by $80.0 million when comparing cash flows from investing activities for the first quarter of fiscal 2006 and the first quarter of fiscal 2005. The change is primarily due to the fact that we purchased $85.7 million less of available-for-sale short-term investments in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This was offset by a $4.1 million increase in purchases of property and equipment.

Cash (used in) provided by financing activities fluctuated by $68.6 million. The increase in cash outflow was due to the repurchase of $60.0 million worth of treasury stock in the first quarter of fiscal 2006 offset by a $8.6 million decline in proceeds from employee stock purchases.

Liquidity and capital resources

The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock. If our stock price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we would be required to repay the notes in cash on the maturity date of December 15, 2006.

The long term debt facility entered into in October 2004 of $215.0 million matures in October 2008. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 4.3 percent as of April 30, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of April 30, 2005, we are in compliance with all such financial covenants.

At April 30, 2005, we had a cumulative loss for U.S. tax reporting purposes and currently we are not making significant cash tax payments in the U.S. Should we fully utilize the U.S. tax loss carryforwards, our cash tax payments in the U.S. would increase as a result and, accordingly, would decrease net cash provided by operating activities.

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

The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum contractual obligations	Total payments due	Remainder of fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Fiscal 2011 and thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	35,700	16,450	19,250	—	—
Other obligations	1,499	291	1,102	62	44
Notes payable	215,000	—	—	215,000	—
Operating leases	159,500	34,445	63,554	32,556	28,945
Capital lease	1,750	142	378	378	852

Total contractual obligations	$963,449	$51,328	$634,284	$247,996	$29,841

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004 and March 2005 the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In the first three months of fiscal 2006, 7.4 million shares were purchased at a total cost of approximately $60.0 million leaving approximately $255.4 million of the approval limit available for share repurchases under the Share Repurchase Program. In fiscal 2006, we anticipate repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through April 30, 2006. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of April 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of April 30, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2005 and 2014. Future minimum lease payments under our operating leases as of April 30, 2005 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Loans to Executives and Officers

The Company has secured notes receivable from one executive totaling approximately $0.6 million as of April 30, 2005 and from two executives totaling approximately $0.9 million as of January 31, 2005. BEA received $0.3 million in March 2005 to pay off one of the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. The remaining note bear interest of 7 percent per annum and is due and payable on April 3, 2006 or upon the termination of employment with us. The note may be repaid at anytime prior to the due date.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at April 30, 2005 or January 31, 2005.

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the three months ended April 30, 2005 and 2004 were insignificant.

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

Our revenues have fluctuated in the past and are likely to fluctuate significantly in the future. For example, in the quarters ended April 30, 2002, April 30, 2003, April 30, 2004 and April 30, 2005, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Moreover, even if our total revenues meet investors’ and securities analysts’ expectations, if a component of our total revenues does not meet these expectations, our stock price may decline. For example, in our quarter ended April 30, 2004, our reported license revenue was several million dollars lower than the level expected by securities analysts. Our stock price declined by approximately 22.5 percent at the close of trading on the NASDAQ National Market on the day following our announcement of our quarterly financial results providing this information. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks that began in March 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our WebLogic Platform 8.1 products, WebLogic Communications Platform products, BEA AquaLogic products and other recently introduced products, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro or British pound were to weaken significantly against the U.S. dollar;

•	the performance of our international business, which accounts for approximately half of our consolidated revenues;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	our ability to develop, introduce and market new products and initiatives, such as our WebLogic Platform 8.1 products, WebLogic Communications Platform products, BEA AquaLogic products and our solutions framework program, on a timely basis and whether any such new products are accepted in the market;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic 8.1 Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to continue to control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	loss of key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill; and

•	the seasonality of our sales, which typically significantly adversely affects our revenue in our first quarter.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

A substantial portion of our revenues has been derived from large orders, as major customers deployed our products. License revenue contribution from transactions with license revenue greater than $1 million has ranged from approximately 20% to 40% of total license fees over the past eight quarters. In addition, in the quarters ended July 31, 2004, October 31, 2004, January 31, 2005 and April 30, 2005 there were 18, 13, 15 and 18 product orders signed, respectively, each with a value of greater than $1 million. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarter ended April 30, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators, such as sales “pipeline” reports, about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly not until the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. Moreover, because we have previously implemented significant cost cutting measures, incremental additional cost cutting measures would be particularly difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multimillion dollar license transactions. For example, in the quarters ended July 31, 2004, October 31, 2004, January 31, 2005 and April 30, 2005, there were 18, 13, 15 and 18 product orders signed, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the introduction of WebLogic Platform 8.1 products has contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our WebLogic Platform 8.1, WebLogic Communications Platform, BEA AquaLogic and other recently introduced products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. More recently, in February 2005 we released the first product of our WebLogic Communications Platform. In June 2005, we introduced the BEA AquaLogic group of products. We have invested substantial resources to develop and market these products, and anticipate that this will continue. If these products and our other products currently in development do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, WebLogic Platform 8.1 were contributing factors to our reported license revenue for our quarter ended April 30, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because the WebLogic Platform 8.1 products, and other new products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our WebLogic Platform 8.1 products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 49.7% and 52.3% of our total revenues for the quarters years ended April 30, 2005 and 2004, respectively. We sell our products and services through a network of branches and subsidiaries located in 36 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. This is particularly relevant with regards to our sales generated in the EMEA region where the U.S. dollar has recently been exceptionally weak relative to European currencies. The EMEA region accounted for 35 percent of our revenue in our quarter ended April 30, 2005, and if the value of the U.S. dollar relative to the European currencies were to significantly increase, it would have an unexpected adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

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

FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123R”), Share-Based Payment, replaces FAS 123 which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and generally requires that such transactions be accounted for using the fair value based method. Accordingly, we will be required to expense stock options granted in fiscal periods commencing February 1, 2006. When we record an expense for our stock-based compensation plans using the fair value method, we will have significant compensation charges. For example, for the quarters ended April 30, 2005 and April 30, 2004, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.06 and $0.08 per share, respectively.

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

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

We sell our products and services in the application server, application platform, application integration and related application infrastructure markets. These markets are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. The markets for application server, application platform, and integration technology web services, and related services may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

Unanticipated changes in our effective tax rates or exposure to additional income tax liabilities could affect our profitability.

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

We have been and continue to be subject to legal proceedings and claims that arise in the ordinary course of our business, including claims currently being asserted that our products infringe certain patent rights, such as the claims alleged by Software AG and Software AG, Inc. See Item 1 in Part II entitled “Legal Proceedings” for a discussion of the resolution of the Software AG and Software AG, Inc. matters. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

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

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products and initiatives (such as our BEA AquaLogic, WebLogic Platform 8.1, WebLogic Communications Platform, WebLogic Integration 8.1, WebLogic Workshop 8.1, WebLogic Liquid Data 8.1 and WebLogic Portal 8.1 products and our solutions frameworks initiatives) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

If our products contain software defects, it could harm our revenues and expose us to litigation.

The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition. These risks are all particularly acute with regard to major new product releases, such as WebLogic Platform 8.1 which was introduced in July 2003, our WebLogic Communication Platform which was introduced in February 2005 and our BEA AquaLogic products which were introduced in June 2005.

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

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to April 30, 2005, we recorded approximately $402.4 million as intangible assets and goodwill of which approximately $333.3 million has been amortized or written off as of April 30, 2005. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products (including the maintenance of effective internal controls for the combined company), which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $69.1 million at April 30, 2005, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

We have experienced substantial growth since our inception in 1995 that has placed a strain on our administrative and operational infrastructure. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,468 employees in 76 offices in 36 countries at April 30, 2005. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices.

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

At April 30, 2005, we had approximately $550 million of convertible notes outstanding and long term debt of $215.0 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 49.7 percent and 52.3 percent of total revenues for the three months ended April 30, 2005 and April 30, 2004, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three months ended April 30, 2005, and April 30, 2004 with the exception of United Kingdom with $30.1 million or 10.7 percent of the total revenues in the three months ended April 30, 2005 and $36.7 million or 14.0 percent of the total revenues in the three months ended April 30, 2004. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

We use foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies other than their functional currency. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. At April 30, 2005, our transaction exposures amounted to $179.5 million and were offset by foreign currency forward contracts with a net notional amount of $162.6 million. Based on exposures at April 30 2005, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $1.7 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $1.2 million, $0.3 million for the first quarter of fiscal 2006 and 2005, respectively.

Our outstanding forward contracts as of April 30, 2005 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 19 days or less as of April 30, 2005.

	Local currency contract amount		Contract amount		Fair market value at April 30, 2005 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	9,200	AUD	7,105	USD	(32)
Euros	89,140	EUR	115,812	USD	(408)
Japanese yen	2,351,000	JPY	22,312	USD	(360)
Korean won	18,280,000	KRW	17,796	USD	(20)
New Zealand dollars	—	NZD	237	USD	(237)
Singapore dollars	14,700	SGD	8,966	USD	(10)

					(1,067)

Contract to Sell US $
Brazilian real	9,100	BRL	3,444	USD	44
Canadian dollar	7,000	CAD	5,716	USD	(70)
British pounds	6,000	GBP	11,363	USD	(66)
Danish kroner	3,700	DKK	646	USD	2
Israeli shekel	22,900	ILS	5,222	USD	(1)
Norwegian kroner	5,000	NOK	794	USD	(9)
Swedish krona	9,500	SEK	1,453	USD	(93)
Swiss franc	3,600	CHK	3,054	USD	(26)

					(219)

Contract to Buy Euro €
British pounds	9,000	GBP	12,991	EUR	(223)
Israeli shekel	23,600	ILS	4,121	EUR	(76)

					(299)

Contract to Sell Euro €
Danish kroner	3,600	DKK	484	EUR	8
Swedish krona	14,500	SEK	1,582	EUR	38
Swiss franc	100	CHF	70	EUR	(5)

					41

Contract to Sell AUD $
New Zealand dollars		NZD	42	AUD	33
Singapore dollars		SGD	67	AUD	52

					85

Total					(1,459)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of April 30, 2005, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 158 days. This reflects the auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 4.3 percent as of April 30, 2005. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $11.5 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

PART II.    OTHER INFORMATION

ITEM 1.    Legal Proceedings

In 2003, Software AG and its domestic subsidiary filed a complaint against us in the United States District Court for the District of Delaware alleging that certain of our products, including WebLogic Server, WebLogic Integration and WebLogic Workshop infringe U.S. Patent No. 5,329,619 held by Software AG and its domestic subsidiary (the “Software AG Action”). Software AG sought monetary damages and an injunction against infringement. In 2003, we counterclaimed against Software AG requesting a declaratory judgment of noninfringement, invalidity and inequitable conduct by Software AG.

On November 29, 2004, we filed a complaint against Software AG and Software AG, Inc. in the United States District Court for the Eastern District of Virginia alleging that certain products of Software AG and Software AG, Inc. infringe US. Patent Nos. 6,115,744 and 5,619,710 held by us (the “BEA Action”). Software AG has counterclaimed, seeking a declaratory judgment that our patents are invalid and not infringed.

On April 30, 2005, both the Software AG Action and the BEA Action were settled to the mutual satisfaction of BEA and Software AG. These actions were resolved without any admission or acknowledgement by either party that the patents-in-suit are valid and enforceable or that they were infringed.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases:

The following table summarizes our stock repurchase activity including broker commissions for the three months ended April 30, 2005

Period	(a) Total number of shares purchased (in thousands)	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (in thousands)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Share Repurchase Program[1]
Month #1 February 1-28, 2005	—	—	—	$115.4 million
Month #2 March 1-31, 2005	5,832 shares	$8.23 per share	5,832 shares	$267.4 million
Month #3 April 1-30, 2005	1,525 shares	$7.89 per share	1,525 shares	$255.4 million

Total	7,357 shares	—	7,357 shares	$255.4 million

[1]	In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004 and March 2005, the Board of Directors approved repurchases of up to an additional $200.0 million (an aggregate of $400.0 million) of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date.

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

(a)    Exhibits:

Exhibit number	Description

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (1).

3.2	Registrant’s Amended and Restated Bylaws (2).

10.1	Restricted Stock Purchase Award Agreement between Registrant and Mark P. Dentinger dated as of March 2, 2005*

10.2	Performance Unit Award Agreement between Registrant and Thomas M. Ashburn dated as of April 14, 2005*

10.3	Performance Unit Award Agreement between Registrant and Mark T. Carges dated as of April 14, 2005*

10.4	Performance Unit Award Agreement between Registrant and Alfred S. Chuang dated as of April 14, 2005*

10.5	Performance Unit Award Agreement between Registrant and Mark P. Dentinger dated as of April 14, 2005*

10.6	Performance Unit Award Agreement between Registrant and William M. Klein dated as of April 14, 2005*

10.7	Performance Unit Award Agreement between Registrant and Wai M. Wong dated as of April 14, 2005*

10.8	Performance Unit Award Agreement between Registrant and Jeanne K. Wu dated as of April 14, 2005*

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Annual Report on Form 10-K, filed May 1, 2000.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/s/ MARK P. DENTINGER Mark P. Dentinger Chief Financial Officer and Principal Accounting Officer

Dated:    June 13, 2005