Form 10-Q
period 2005-07-31
BEA SYSTEMS INC
filed 2005-09-08
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of August 31, 2005, there were approximately 389,700,263 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenues:
License fees	$118,315	$116,300	$234,370	$236,452
Services	166,840	145,988	332,508	288,471

Total revenues	285,155	262,288	566,878	524,923

Cost of revenues:
Cost of license fees	7,818	9,433	15,031	19,133
Cost of services	52,468	46,929	107,475	95,909

Total cost of revenues	60,286	56,362	122,506	115,042

Gross profit	224,869	205,926	444,372	409,881
Operating expenses:
Sales and marketing	107,262	99,688	211,323	200,299
Research and development	41,929	36,474	82,415	71,416
General and administrative	25,804	22,271	52,272	43,886
Facilities consolidation	—	500	—	8,165

Total operating expenses	174,995	158,933	346,010	323,766

Income from operations	49,874	46,993	98,362	86,115
Interest and other, net:
Interest expense	(7,945)	(7,330)	(15,529)	(14,615)
Interest income	10,418	5,471	19,413	10,148
Other	(768)	(1,459)	(1,956)	(1,782)

Total interest and other, net	1,705	(3,318)	1,928	(6,249)

Income before provision for income taxes	51,579	43,675	100,290	79,866
Provision for income taxes	15,474	13,103	30,087	23,960

Net income	36,105	30,572	70,203	55,906
Other comprehensive income:
Foreign currency translation adjustments	(6,622)	(715)	(7,303)	(414)
Unrealized gain (loss) on available-for-sale investments, net of income taxes	4	(741)	(30)	(2,435)

Comprehensive income	$29,487	$29,116	$62,870	$53,057

Net income per share:
Basic	$0.09	$0.07	$0.18	$0.14

Diluted	$0.09	$0.07	$0.18	$0.13

Number of shares used in per share calculations:
Basic	390,750	408,650	392,965	409,160

Diluted	399,300	417,400	400,935	421,620

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2005 (unaudited)	January 31, 2005 (*)
ASSETS
Current assets:
Cash and cash equivalents	$968,664	$777,754
Restricted cash	1,511	1,648
Short-term investments	628,310	830,063
Accounts receivable, net	223,368	258,655
Other current assets	50,474	44,077

Total current assets	1,872,327	1,912,197
Property and equipment, net	347,091	347,571
Goodwill, net	62,410	62,410
Acquired intangible assets, net	12,311	8,895
Long-term restricted cash	3,130	4,130
Other long-term assets	13,959	13,191

Total assets	$2,311,228	$2,348,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,580	$21,165
Accrued facilities consolidation charges	2,954	3,176
Accrued payroll and related liabilities	55,531	64,671
Accrued income taxes	57,237	52,013
Other accrued liabilities	67,492	78,397
Deferred revenues	296,262	312,310
Current portion of notes payable	591	459

Total current liabilities	504,647	532,191
Deferred tax liabilities	2,063	2,842
Notes payable and other long-term obligations	228,343	230,194
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	439	434
Additional paid-in capital	1,251,004	1,201,733
Treasury stock, at cost	(404,586)	(284,594)
Retained earnings	182,258	112,055
Deferred compensation	(8,019)	(8,874)
Accumulated other comprehensive income	5,079	12,413

Total stockholders’ equity	1,026,175	1,033,167

Total liabilities and stockholders’ equity	$2,311,228	$2,348,394

* Note:	The condensed consolidated balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended July 31,
	2005	2004
Operating activities:
Net income	$70,203	$55,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,449	13,111
Amortization of deferred compensation	4,690	3,143
Amortization of acquired intangible assets	4,111	6,328
Tax benefit from exercise of stock options	15,884	13,933
Facilities consolidation	—	7,414
Changes in operating assets and liabilities	3,937	32,895
Other	6,405	6,644

Net cash provided by operating activities	117,679	139,374

Investing activities:
Purchases of property and equipment	(12,673)	(5,703)
Payments for acquisitions, net of cash acquired	(4,077)	(221)
Purchases of available-for-sale short-term investments	(390,658)	(509,093)
Proceeds from maturities of available-for-sale short-term investments	237,366	143,341
Proceeds from sales of available-for-sale short-term investments	350,019	293,588
Other	1,321	(44)

Net cash provided by (used in) investing activities	181,298	(78,132)

Financing activities:
Net proceeds received for employee stock purchases	25,184	31,671
Purchases of treasury stock	(119,992)	(40,094)

Net cash used in financing activities	(94,808)	(8,423)

Net increase in cash and cash equivalents	204,169	52,819
Effect of exchange rate changes on cash and cash equivalents	(13,259)	(3,786)
Cash and cash equivalents at beginning of period	777,754	683,729

Cash and cash equivalents at end of period	$968,664	$732,762

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2005. The results of operations for the six months ended July 31, 2005 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2006 (“Fiscal 2006”) or thereafter.

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized upon receipt of cash.

The Company has a number of strategic partnerships that represent the indirect channel including, system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Fundamentally, partners either embed or do not embed our software into their own software products. Partners who embed our software are referred to as Embedded Independent Software Vendors (“ISV’s”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as Resellers. Due to the particular risk of concessions with respect to transactions with resellers, the Company recognizes revenue once persuasive evidence of sell through to an end user is received and all other criteria have been met. The Company’s partner license agreements do not provide for rights of return.

Services revenues include revenues for consulting services, customer support and education. Consulting services revenues and the related cost of services are generally recognized on a time and materials basis. Revenues from fixed price consulting contracts are recognized as services are performed on a proportional performance basis. The total amount of revenue recognized under fixed price consulting contracts has been minimal to date. BEA’s consulting arrangements do not include significant customization of the software since the software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Education services revenues are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenues.

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Impairment of long lived assets

The Company periodically assesses potential impairment of its long-lived assets with estimable useful lives which include: property, equipment and acquired intangible assets in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. When the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. The Company performs this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). The Company has determined that it has only one reporting segment and one Reporting Unit. Accordingly, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of the Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Facilities consolidation charges

In fiscal 2002 and fiscal 2005, the Company recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at July 31, 2005. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Income taxes

Realization of the Company’s deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available evidence, which includes the Company’s historical levels of U.S. taxable income and stock option deductions, the Company has provided a valuation allowance in an amount equal to the net deferred tax assets dependent upon future taxable income at July 31, 2005. The resulting valuation allowance at July 31, 2005

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is primarily attributable to accumulated stock option tax deductions and other, acquisition-related deferred tax assets. Accordingly, in the event that the Company was to determine that it would be able to realize these deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital and goodwill when realized, rather than taken as a reduction of income tax expense.

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

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by SFAS No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (collectively referred to as “SFAS 123,” the Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options
	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Expected life (in years)	5.0	5.0	5.0	4.0 to 5.0
Risk-free interest rate	4.59%	3.65%	4.35-4.59%	3.65-4.08%
Expected volatility	44%	60%	41-44%	60-63%

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock purchase plan
	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	3.95-4.41%	1.92-2.86%	2.97-4.41%	1.22-2.86%
Expected volatility	29-41%	53-59%	29-41%	53-59%

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

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Net income as reported	$36,105	$30,572	$70,203	$55,906
Add back:
Stock-based employee compensation expense included in reported net income	2,496	1,680	4,835	3,361
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(23,280)	(33,743)	(49,736)	(69,758)

Pro forma net income (loss)	15,321	(1,491)	25,302	(10,491)

Net income per share as reported
Basic	$0.09	$0.07	$0.18	$0.14

Diluted	$0.09	$0.07	$0.18	$0.13

Pro forma net income (loss) per share
Basic	$0.04	$(0.004)	$0.06	$(0.03)

Diluted	$0.04	$(0.004)	$0.06	$(0.03)

Consistent with FAS 109 and the Company’s recognition of its deferred tax assets, the reconciliation above does not include any tax impact on the stock-based employee compensation expense as the resulting deferred tax asset would be offset by an additional valuation allowance.

Projects funded by third parties

The Company has entered into product development agreements with third parties to develop ports and integration tools to co-develop products. The Company has one significant agreement with a third party that provides the Company with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding the Company receives is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in BEA’s operating expenses. During the six months ended July 31, 2005, the Company received approximately $5.0

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million of third party reimbursement, which was used to offset approximately $4.7 million of research and development expenses and $0.3 million of marketing expenses. During the six months ended July 31, 2004, the Company received approximately $5.3 million of third party reimbursement, which was used to offset approximately $4.8 million of research and development expenses and $0.5 million of marketing expenses. Based on the arrangement currently in place, the Company expects to receive approximately $9.9 million of such funding in fiscal 2006.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123R”) Share Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123R requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS 123R is effective as of the beginning of the next fiscal year that begins after June 15, 2005, with early adoption encouraged. The Company currently measures compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provides disclosure in the notes to financial statements as required by SFAS 123. The Company is required to adopt SFAS 123R effective February 1, 2006. The Company expects the adoption of SFAS 123R will have a material adverse impact on its net income and net income per share. The Company is currently in the process of evaluating the extent of such impact.

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109 “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. The Jobs Act was enacted on October 22, 2004. FSP 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As such, The Company is not yet in a position to decide on whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the United States.

Note 2.    Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	July 31, 2005	January 31, 2005
License fees	$12,955	$9,370
Services	283,307	302,940

Total deferred revenues	$296,262	$312,310

Deferred services revenues include customer support, consulting and education. The balance of deferred services revenues are predominantly comprised of deferred customer support revenues. Deferred customer

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

support revenues are recognized over the term of the contract. Deferred license and consulting revenues are normally a result of revenue recognition requirements and are recognized upon satisfaction of the revenue recognition criteria.

Note 3.    Related Party Transactions

Loans to executives and officers

The Company has secured notes receivable from one executive totaling approximately $0.6 million as of July 31, 2005 and from two executives totaling approximately $0.9 million as of January 31, 2005. BEA received $0.3 million in March 2005 to pay off one of the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. The remaining note bears interest at 7 percent per annum and is due and payable on April 3, 2006 or upon the termination of employment of such executive. The note may be repaid at anytime prior to the due date.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, its Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at July 31, 2005 or January 31, 2005.

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on BEA’s Board of Directors. The total revenues recognized by the Company from such customers in the six months ended July 31, 2005 and 2004 were insignificant.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic net income per share:
Net income	$36,105	$30,572	$70,203	$55,906

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	391,370	408,810	393,460	409,330
Weighted average shares subject to repurchase and shares held in escrow	(620)	(160)	(495)	(170)

Denominator for basic net income per share, weighted average shares outstanding	390,750	408,650	392,965	409,160
Weighted average dilutive potential common shares
Options and shares subject to repurchase and shares held in escrow	8,550	8,750	7,970	12,460

Denominator for diluted net income per share	399,300	417,400	400,935	421,620

Basic net income per share	$0.09	$0.07	$0.18	$0.14

Diluted net income per share	$0.09	$0.07	$0.18	$0.13

The computation of diluted net income per share for the three months ended July 31, 2005 and 2004 excludes the impact of options to purchase 42.9 million and 48.4 million shares of common stock, respectively.

The computation of diluted net income per share for the six months ended July 31, 2005 and 2004 excludes the impact of options to purchase 48.5 million and 34.4 million shares of common stock, respectively.

The computation of diluted net income per share for the three months and six months ended July 31, 2005 and 2004 also excludes the conversion of the $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock at both July 31, 2005 and 2004, respectively, as such impact would be anti-dilutive. These options and 2006 Notes could be dilutive in the future.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	July 31, 2005	January 31, 2005
Land	$306,625	$306,623
Computer hardware and software	94,051	86,908
Furniture and equipment	34,944	34,953
Leasehold improvements	42,145	42,960
Furniture and equipment under capital leases	3,164	3,164

	480,929	474,608
Accumulated depreciation and amortization	(133,838)	(127,037)

	$347,091	$347,571

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $0.4 million at July 31, 2005 and $0.1 million at January 31, 2005.

Note 6.    Acquired Intangible Assets and Goodwill

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result will no longer amortize goodwill, but will test for impairment at least annually or more frequently whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

	July 31, 2005	January 31, 2005
Gross carrying amount of goodwill	$195,758	$195,758
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$62,410	$62,410

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	July 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$131,638	$(121,919)	$9,719
Non-compete agreements	29,946	(27,529)	2,417
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	33,809	(33,634)	175

Total	$208,668	$(196,357)	$12,311

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$124,711	$(118,918)	$5,793
Non-compete agreements	29,346	(26,629)	2,717
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	33,809	(33,424)	385

Total	$201,141	$(192,246)	$8,895

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	For the six months ended July 31,
	2005	2004
Purchased technology	$3,001	$5,928
Non-compete agreements	900	400
Other intangible assets (distribution rights, purchased software, customer base)	210	—

Total	$4,111	$6,328

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Six months ending January 31 2006	$3,794
Fiscal year ending January 31, 2007	6,949
Fiscal year ending January 31, 2008	1,568

Total	$12,311

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the present value of the remaining future lease commitments for vacant facilities, net of present value of the estimated future sublease income.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of July 31, 2005, $10.5 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $3.4 million. Accrued facilities charges at July 31, 2005 included $3.0 million in short term accrued liabilities and $7.5 million in long term accrued liabilities.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	12,232
Cash payments during the six months ended July 31, 2005	(1,772)

Accrued at July 31, 2005	$10,460

Note 8.    Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	July 31, 2005	January 31, 2005
Current portion of notes payable and other obligations	$591	$459

Other long-term obligations	$11,974	$13,696
Capital lease	1,369	1,498
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$228,343	$230,194

Convertible subordinated notes	$550,000	$550,000

Other long-term obligations include an accrual of $7.5 million related to the facilities consolidation.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Six months ended July 31,
2006	$105	$811
2007	211	2,674
2008	211	2,526
2009	211	2,281
2010	211	1,740
Thereafter	946	2,362

Total minimum lease payments and total other obligations	1,895	$12,394

Amounts representing interest on capital lease	(355)
Present value of minimum lease payments	1,540

Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,369

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

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 4.7 percent as of July 31, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by the Company. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements.

As of July 31, 2005, the Company was in compliance with all financial covenants.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9.    Income Taxes

The Company has provided income tax expense of $30.1 million and $24.0 million for the six months ended July 31, 2005 and 2004, respectively. The Company has provided for income taxes for the six months ended July 31, 2005 based on a projected effective tax rate of 30 percent. The Company’s projected effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the six months ended July 31, 2004 was 30 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

Note 10.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2005	January 31, 2005
Foreign currency translation adjustments	$9,087	$16,391
Unrealized loss on available-for-sale investments	(4,008)	(3,978)

Total accumulated other comprehensive income	$5,079	$12,413

Note 11.    Common Stock and Treasury Stock

During the six months ended July 31, 2005, the Company issued 4.5 million shares of common stock and received $26.5 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

The Company recorded a tax benefit from stock options of $8.1 million and $7.6 million for the three months ended July 31, 2005 and 2004, respectively. The Company recorded a tax benefit from stock options of $15.9 million and $13.9 million in the six months ended July 31, 2005 and 2004, respectively.

In September 2001, March 2003, May 2004, and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”).

In the six months ended July 31, 2005, 14.3 million shares were repurchased at a total cost of $120.0 million leaving approximately $195.4 million of the approval limit available for share repurchases under the Share Repurchase Program. During fiscal 2006, the Company anticipates repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

Note 12.    Commitments and Contingencies

Litigation and other claims

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al., CA No. 1577-N, was filed in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company intends to defend the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al., No. CGC 05-444355 was filed in the Superior Court of the State of California for the County of San Francisco. The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P.

The Company is subject to legal proceedings and other claims that arise in the ordinary course of business, such as those arising from domestic and foreign tax authorities, intellectual property matters and employee-related matters. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of any unfavorable outcome could be material to the Company.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of July 31, 2005 or January 31, 2005. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of July 31, 2005.

Note 13.    Subsequent Events

On August 22, 2005, BEA and Plumtree Software, Inc. (“Plumtree”) announced that the companies had entered into a definitive agreement (the “Agreement”) for BEA to acquire Plumtree in an all-cash transaction for a purchase price of approximately $200 million. Under the terms of the Agreement, BEA will pay cash in the amount of $5.50 per share of outstanding Plumtree common stock, and $5.50 less the exercise price per share for each outstanding vested option and warrant to purchase shares of Plumtree common stock. In addition, BEA will also assume all outstanding unvested Plumtree options. The transaction has been approved by both boards of directors and is subject to the approval of Plumtree’s stockholders, satisfaction of regulatory requirements and customary closing conditions. The transaction may not be completed if any of such requirements or conditions are not satisfied.

The Agreement provides certain termination rights for both BEA and Plumtree. Under certain circumstances, if the agreement is terminated by a party for breach of the other, the breaching party may be obligated to pay up to $2.0 million of the other’s transaction fees and expenses incurred in connection with the agreement. If Plumtree terminates the agreement under certain circumstances, Plumtree may be obligated to pay BEA a termination fee of up to $5.5 million.

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: assumptions underlying the calculation of fair values of stock-based awards; the continuation of third party funding of our research and development and marketing expenses; offsetting research and development costs from funding received from third parties; expenses related to research and development costs; general and administrative expenses as a percentage of total revenues; future amortization of acquired intangible assets; future adjustments to facilities consolidation charges; fluctuations in the accrued balance due to facilities consolidation charges; liability due to legal proceedings; future stock repurchases under our stock repurchase program; seasonality of orders and sales in the first quarter of a fiscal year; the expansion of the Americas VAR channel, our solutions frameworks and our enterprise account program; our anticipation that our solutions frameworks are targeted to areas of market interest; customization and significant consulting required by the solutions framework transactions; the development of an expanded product set for SOA service infrastructure; our ability to attract Chief Information Officers to choose our products; the release of a variety of products in our service infrastructure product category; future fluctuations in Tuxedo revenue; future fluctuations in EMEA and APAC revenues as a percentage of total revenues; the belief that cost of license fees and revenues will increase; the expectation that future payments of facilities consolidation charges will not significantly impact our liquidity due to our strong cash position; the realizability of deferred tax assets; the fluctuation of deferred revenues; significant cash and/or financing resources needed for the development of our land in San Jose, California for the construction of office facilities; valuation allowances; repayment of notes in cash or stock on the maturity date of December 15, 2006; the estimate and fluctuation of interest payments; sufficiency of existing cash; fluctuation of revenues and operating results; continued investment in and enhancement of WebLogic Platform 8.1 and other new products and market acceptance of such products; the continuation of certain products accounting for a majority of revenue; the continuation of work with the VADs and VARs to recruit and train additional VARs and sales representatives at the VARs; the dependence on continued expansion of international operations; the dependence on successfully maintaining existing relationships and further establishing and expanding relationships with distributors, ISVs, OEMs and SIs; our initiative to recruit and train a large number of consultants employed by SIs and to embed our technology in products that our ISV customers offer; the need to expand our relationships with third parties in order to support license revenue growth; the dependence on our ability to attract and retain qualified sales, technical and support personnel; the intention to expand our global organization; continued adoption of Java technologies; the dependence on continued growth in the use of the Web to run software applications; the intention to make additional acquisitions in the future and to grow business through acquisitions; our efforts and need to complete the proposed transaction with Plumtree and successfully operate and integrate Plumtree’s business; our need to raise additional capital through future debt or equity financing; the effects of accounting standards; fluctuations in reported results due to volatility of transactions greater than $1 million; fluctuations in revenues, operating results and operating margins; our ability to compete successfully against competitors; the requirement that we expense stock options granted in fiscal periods commencing February 1, 2006, and the resulting accounting charges; annual assessment of impairment charges on the land in San Jose, California pursuant to FAS 144; the dependence on our proprietary technology; the limitation of liability provisions contained in our license agreements; fluctuation in foreign exchange and interest rates and the effect on revenues; risks associated with international operations; the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; the dependence on future performance to meet our debt service obligations; and the requirement of substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. These forward-looking statements involve important factors that could cause actual results to differ materially from those in the forward-looking statements. These important factors include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors that May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factor.

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

Investment in Sales and Marketing Programs.    In the fourth quarter of fiscal 2005, we announced a strategic focus on expanding three sales and marketing programs – (1) expanding our Americas value-added reseller (“VAR”) channel, (2) expanding our solutions frameworks program and (3) expanding our enterprise account program.

Americas VAR Channel.    Our Americas VAR program was created early in fiscal 2005. We continued to expand the program in the fourth quarter of fiscal 2005 and through the first half of fiscal 2006. As of the end of the second quarter of fiscal 2006, we had recruited and signed relationships with three value-added distributors (“VADs”), who work with the VARs, and approximately 80 VARs. In addition, we provided training on our products to approximately 200 sales representatives employed by the VARs. We work with the VADs and VARs to recruit and train additional VARs, to train additional sales representatives at the VARs, to refine the sales and marketing programs we offer the VARs, and to identify and close sales to customers. There can be no assurance that VADs and VARs will continue to work with us, that they will be successful in their sales and marketing efforts, or that they will not create conflicts with our direct sales efforts.

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

Enterprise Account Program.    Certain of our sales representatives are assigned a specific list of named accounts, and other representatives are assigned to a geographic territory. In fiscal 2004, we created a team within our sales organization, focused on improving the coordination of our sales, marketing, consulting services and partnership activities relative to approximately 18 named enterprise accounts. We believe that this program significantly increased our sales to these accounts during fiscal 2004 and 2005. During the first quarter of fiscal 2006, we expanded this program to cover approximately 100 named enterprise accounts. During the first quarter of fiscal 2006, we also created specific sales, marketing, and consulting programs to offer to these enterprise accounts, and also worked with our partners to create programs or improve coordination on existing programs, targeted to these enterprise accounts. There can be no assurance that we can successfully scale this program to a larger number of enterprise accounts, that we have identified the right accounts to target, or that we have identified the right sales, marketing, consulting, partnership and other programs to address these accounts.

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

Investment in Communication Technologies for Voice, Video and Services over Internet Protocol.    In the fourth quarter of fiscal 2005, we announced a set of products to provide an infrastructure for telecommunications to provide voice, video and data services over internet protocol, known as VOIP and SOIP. Sales to telecommunications companies have historically represented our largest vertical market, generally accounting for more than 20% of our annual license revenues over the last few fiscal years. However, these companies have generally used our software as a platform for operational and business support applications, such as applications used in the billing and provisioning of their services. Our products for the voice, video and data services over IP market are designed to act as the platform for the service itself, expanding our addressable market within the telecommunications industry. We released the first product to address this market, the BEA WebLogic SIP Server, in the fourth quarter of fiscal 2005, and the second product to address this market, the BEA WebLogic Network Gatekeeper, in the first quarter of fiscal 2006. Our initial sales efforts are focused on telecommunications and network equipment providers included in our enterprise account program. Selling products for the voice, video and data services over IP markets requires us to sell to the networking groups inside these customers, when our relationships with these customers have generally been with the information technology groups. There can be no assurance that we will be able to expand our relationships to the networking groups inside our customers, that our product will be accepted for use in their VOIP and SOIP projects, or that VOIP and SOIP projects will be undertaken in the near term.

Acquisitions.    Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products. On August 22, 2005, BEA and Plumtree Software, Inc. announced that the companies had entered into a definitive agreement for BEA to acquire Plumtree in an all-cash transaction for a purchase price of approximately $200 million. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Its portfolio features the industry’s only cross-platform portal, running on both J2EE and .Net. By combining the Plumtree and BEA portal portfolios, BEA will be able to better provide customers with improved enterprise productivity by offering both collaborative and transactional portals across multiple platforms and application servers. The transaction is subject to the approval of Plumtree’s stockholders, satisfaction of regulatory requirements and customary closing conditions. The transaction might not be completed if any of such requirements or conditions are not satisfied. There can be no assurance that the process of completing the transaction and, if completed, integrating the companies’ operations will not be disruptive to our business.

Critical Accounting Policies

We believe there have been no significant changes in our critical accounting policies during the quarter ended July 31, 2005 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

Results of Operations

The following table sets forth certain line items in our consolidated statements of income as a percentage of total revenues for the three and six months ended July 31, 2005 and 2004.

	Three months ended July 31,		Six months ended July 31,
	2005	2004	2005	2004
Revenues:
License fees	41.5%	44.3%	41.3%	45.0%
Services	58.5%	55.7%	58.7%	55.0%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	6.6%	8.1%	6.4%	8.1%
Cost of services (1)	31.4%	32.1%	32.3%	33.2%

Total cost of revenues	21.1%	21.5%	21.6%	21.9%

Gross margin	78.9%	78.5%	78.4%	78.1%
Operating expenses:
Sales and marketing	37.6%	38.0%	37.3%	38.2%
Research and development	14.7%	13.9%	14.5%	13.6%
General and administrative	9.1%	8.5%	9.2%	8.4%
Facilities consolidation	—	0.2%	—	1.5%

Total operating expenses	61.4%	60.6%	61.0%	61.7%

Income from operations	17.5%	17.9%	17.4%	16.4%
Interest and other, net	0.6%	(1.2%)	0.3%	(1.1%)

Income before provision for income taxes	18.1%	16.7%	17.7%	15.3%
Provision for income taxes	5.4%	5.0%	5.3%	4.6%

Net income	12.7%	11.7%	12.4%	10.7%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
Total revenues	$285,155	$262,288	8.7%	$566,878	$524,923	8.0%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support, education and consulting. Total revenue growth for the quarter ended July 31, 2005 (the “second quarter of fiscal 2006”) from the same quarter in the prior fiscal year (the “second quarter of fiscal 2005”) reflects growth across all revenue streams. Service revenues provided the majority of the growth, increasing by 14.3 percent due to a $20.0 million increase (17.7 percent increase) in customer support revenues. The total revenue growth for the six months ended July 31, 2005 (the “first half of fiscal 2006”) from the same period in the prior fiscal year (the “first half of fiscal 2005”) reflects growth in our services revenues offset slightly by a decline in license revenues. Service revenues increased by 15.3 percent due to a $41.6 million increase (18.8 percent increase) in customer support revenues.

The increase in services was primarily due to customer support revenues. A substantial portion of our customer support revenues are derived from existing support contracts from our installed base of customers.

Management believes that most of the growth in our customer support revenues was a result of the expansion of the installed base of licenses. The decline in license fees was due in part to the challenging IT spending environment as well as an unusually strong performance in EMEA in the first quarter of the prior year.

Geographically, revenue contribution as a percentage of total revenue was evenly distributed between International revenues (“International” is defined as EMEA and APAC) and Americas revenues (United States, Canada, Mexico and Latin America) for the second quarter of fiscal 2006. Geographic revenue contribution as a percentage of total revenue has remained relatively consistent for the past five quarters inclusive of the second quarter of fiscal 2006. Total revenues for the second quarter and first half of fiscal 2006 when translated at a constant exchange rate from the same periods in the prior year would have been approximately $280.8 million and $555.0 million, or a 7.0 percent and 5.7 percent increase over the same periods in fiscal 2005, respectively. Many factors that impact our growth are beyond our control and there can be no assurance that our revenues will grow in the future.

License Fees (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
Total license fees	$118,315	$116,300	1.7%	$234,370	$236,452	(0.9%)

The increase in license revenues for the three months ended July 31, 2005 compared to the three months ended July 31, 2004 was due primarily to growth in our core platform. Revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 20% to 40% of total license fees over the past eight quarters. Total transaction count increased approximately 3% and transaction count and revenue contribution increased for deals between $0.1 million and $1.0 million when comparing the second quarter of fiscal 2006 to the same period in fiscal 2005. Management believes transactions greater than $1 million have an inherent volatility related to the timing of the closing of such transactions which increases the risk that reported results may differ from expected results.

The increase in revenue was also impacted by positive changes in foreign exchange rates. For the second quarter of fiscal 2006, license fees, when translated at a constant exchange rate from the same period in the prior year, would have been $116.9 million, which is a slight increase compared to license revenues reported for the second quarter of fiscal 2005.

Management believes the $2.1 million decline in license revenue for the first half of fiscal 2006 compared to the same period in fiscal 2005 was related in part to the challenging IT spending environment as well as an unusually strong performance in EMEA in the first quarter fiscal 2005. In addition, for the first half of fiscal 2006, license fees when translated at a constant exchange rate from the same period in the prior fiscal year would have been $229.6 million, or a decline of 2.9 percent compared to the license revenues reported for the first half of fiscal 2005.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
Consulting and education revenues	$33,354	$32,550	2.5%	$69,562	$67,077	3.7%
Customer support revenues	133,486	113,438	17.7%	262,946	221,394	18.8%

Total services revenues	$166,840	$145,988	14.3%	$332,508	$288,471	15.3%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Total services revenues for the second quarter and the first half of fiscal 2006, when translated at a constant exchange rate from the same period in the prior year, would have been $163.9 million and $325.3 million, an increase of 12.2 percent and 12.8 percent over the same periods in fiscal 2005, respectively. The $20.0 million and $41.6 million increase in customer support revenues for the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005 was driven by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. There was also approximately $3.0 million of non-recurring customer support revenues in the first half of fiscal 2006 that further contributed to the increase in customer support revenues.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended July 31, 2005	Percentage of total revenues	Three months ended July 31, 2004	Percentage of total revenues	Six months ended July 31, 2005	Percentage of total revenues	Six months ended July 31, 2004	Percentage of total revenues
Americas	$148,789	52.2%	$135,489	51.7%	$290,513	51.3%	$260,866	49.7%
European, Middle East and Africa region (“EMEA”)	95,182	33.4%	89,592	34.2%	193,386	34.1%	188,508	35.9%
Asia/Pacific region (“APAC”)	41,184	14.4%	37,207	14.1%	82,979	14.6%	75,549	14.4%

Total revenues	$285,155	100.0%	$262,288	100.0%	$566,878	100.0%	$524,923	100.0%

For each of the twelve fiscal quarters ended July 31, 2005, EMEA and APAC revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates.

The Americas contribution to total revenues has remained relatively consistent for the past five quarters, between 50 percent and 52 percent. The increase in Americas revenues in absolute dollars in the second quarter of fiscal 2006 compared to the second quarter in fiscal 2005 was due primarily to strong customer support revenues. Americas license fees remained relatively flat and Americas service revenues grew 17.7 percent when comparing the second quarter of fiscal 2006 to the same period in the prior fiscal year. Americas first half contribution to fiscal 2006 increased 1.6 percent compared to the same period in fiscal 2005. The increase in revenues in the first half of fiscal 2006 was due to a 3.6 percent increase in Americas license revenues and a 17.4 percent increase in Americas services revenues when compared to the first half of fiscal 2005.

Our revenues in EMEA for the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, primarily the Euro and the British Pound. EMEA total revenues for the second quarter when translated at a constant exchange rate from the same period in the prior year would have been $93.2 million, which was an increase of 4.0 percent in total revenues for the second quarter of fiscal 2006 compared to the same period in fiscal 2005. EMEA total revenues for the first half of fiscal 2006 when translated at a constant exchange rate from the same period in the prior year would have been $186.0 million, which was a decline of 1.3 percent in total revenues for the first half of fiscal 2006 compared to the same period in fiscal 2005. This decline was primarily attributable to unusually strong license revenue performance in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2006.

Our revenues in APAC for the second quarter and first half of fiscal 2006 compared to the second quarter and first half of fiscal 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, particularly the Yen. APAC total revenues for the second quarter and first half of fiscal 2006 when translated at a constant exchange rate from the same period in the prior year would have been $39.9 million and $80.4 million which represented an increase of 7.4 percent and 6.4 percent in total revenues when comparing the second quarter and first half of fiscal 2006 to the same periods in the prior fiscal year, respectively. Including the impact of foreign currencies, the overall increase in APAC revenue for the second quarter was due to a 16.0 percent increase in service revenues, strong customer support revenues across the region, and a 5.9 percent increase in license revenues, primarily in Japan and China and offset by a slight decline in license revenues in one of the smaller countries in the region. The overall increase in APAC revenue for the first half of fiscal 2006 compared to the same period in fiscal 2005 was due to a 5.5 percent increase in license revenues, primarily in Japan, and a 14.8 percent increase in services revenues due to strong customer support revenues across the region.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
Cost of license fees	$7,818	$9,433	(17.1)%	$15,031	$19,133	(21.4)%
Cost of services	52,468	46,929	11.8%	107,475	95,909	12.1%

Total cost of revenues	$60,286	$56,362	7.0%	$122,506	$115,042	6.5%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program; and

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period.

Cost of license fees were 6.6 percent and 8.1 percent of license revenues for the second quarter of fiscal 2006 and 2005, respectively. The decline in the cost of license fees as a percentage of license revenues for the second quarter of fiscal 2006 and fiscal 2005 was due primarily to a $1.2 million decline in charges associated with amortization of acquired intangibles. Amortization of acquired intangibles declined due to certain intangibles becoming fully amortized in the first half of fiscal 2005. Cost of license fees were 6.4 percent and 8.1 percent of license revenues for the first half of fiscal 2006 and 2005, respectively. The decline in the cost of license fees as a percentage of license fees for the second half of fiscal 2006 compared to the same period in fiscal 2005 was due to a $2.2 million decline in charges associated with amortization of acquired intangibles and a $1.8 million decline in royalties paid to third parties. Amortization of acquired intangibles declined due to certain intangibles becoming fully amortized in the first half of 2005. Third party royalties declined primarily due to changes in product mix.

Future amortization expense for acquired intangibles is currently expected to total approximately $12.3 million which includes $3.8 million for the remaining six months of fiscal 2006, $6.9 million for fiscal 2007 and $1.6 million for fiscal 2008. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. Management believes that cost of license fees is likely to increase slightly in absolute dollars in fiscal 2006 due to expansion of the compliance program and new royalty agreements that began amortizing in the first quarter of fiscal 2006.

Cost of Services.    Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and real estate facilities for the operation of the services organization. Cost of services represented 31.4 percent and 32.1 percent of services revenues for the second quarter of fiscal 2006 and fiscal 2005, and 32.3 percent and 33.2 percent for the first half of fiscal 2006 and 2005, respectively. Cost of services as a percentage of services revenues has declined quarter over quarter and year over year primarily due to a larger mix of higher margin support revenues versus lower margin consulting and education revenues.

The increase in cost of services in absolute dollars of $5.5 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was primarily due to increased compensation expenses and a slight increase in operational expenses. The increase in compensation expense of approximately $4.3 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 was due to a combination of increased employee headcount of approximately 45 people and increased use of contract labor. The increase in cost of services in absolute dollars of $11.6 million for the first half of fiscal 2006 compared to the same period in fiscal 2005 was due primarily to an increase in compensation expenses of $10.8 million, which was inclusive of contractor expenses.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
Sales and marketing expenses	$107,262	$99,688	7.6%	$211,323	$200,299	5.5%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 of $7.6 million was predominantly compensation expense related to an increase in sales and marketing headcount of 70 people and an increase in variable compensation. Strengthening foreign currencies against the U.S. dollar also contributed to a 1.0 percent increase in expenses. The increase in expense for the first half of fiscal 2006 compared to the same period in fiscal 2005 was also due to increases in compensation expenses for sales and marketing of $9.2 million related to increases in headcount and variable compensation, and the remainder was predominantly due to increases in operational IT expenses.

Research and Development (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
Research and development expenses	$41,929	$36,474	15.0%	$82,415	$71,416	15.4%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 14.7 percent from 13.9 percent for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. Research and development expenses increased $5.5 million from the second fiscal quarter of 2006 compared to the second fiscal quarter of 2005 primarily due to increasing product development personnel (approximately 200 people) and associated expenses with the development of several new products and product versions. Research and development expenses as a percentage of total revenues increased to 14.5 percent from 13.6 percent for the first half of fiscal 2006 compared to the first half of fiscal 2005. The increase in expenses for the first half of fiscal 2006 compared to the first half of fiscal 2005 of $11.0 million was also related to increasing product development personnel and the associated expense with the development of several new products and product versions. Management believes the increase in personnel expenses is also due in part to transitional costs from moving certain aspects of the research and development organization offshore.

We have entered into product development agreements with third parties to develop ports and integration tools to co-develop products. We have one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in our operating expenses. During the first half of fiscal 2006, we received approximately $5.0 million of third party reimbursement, which was used to offset approximately $4.7 million of research and development expenses and $0.3 million of marketing expense. During the first half of fiscal 2005, we received approximately $5.3 million of third party reimbursement, which was used to offset approximately $4.8 million of research and development expenses and $0.5 million of marketing expenses. Based on the arrangement currently in place, we expect to receive approximately $9.9 million of such funding in fiscal 2006.

General and Administrative (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
General and administrative expenses	$25,804	$22,271	15.9%	$52,272	$43,886	19.1%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $3.5 million for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 due primarily to increases of approximately $1.2 million related to compensation and related personnel expenses (approximately thirty three additional employees), $0.8 million related to legal expenses on intellectual property matters and $1.0 million related to third-party accounting expenses for compliance with the regulations of the Sarbanes-Oxley Act of 2002, healthcare benefits and legal fees associated with certain tax initiatives. General and administrative expenses increased $8.4 million for the first half of fiscal 2006 compared to the first half of fiscal 2005 due primarily to the following factors: $1.5 million related to third-party accounting expenses for compliance with the regulations of the Sarbanes-Oxley Act of 2002, $3.7 million related to legal expenses on intellectual property matters and $2.6 million related to compensation and related personnel expenses.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of July 31, 2005, $10.5 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. As of July 31, 2005, $3.0 million is classified as short term and the remaining $7.5 million is classified in other long term obligations. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we are unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $3.4 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. We do not expect the future payments to have a significant impact on our liquidity due to our strong cash position ($1.6 billion of cash, cash equivalents and short term investments at July 31, 2005).

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	12,232
Cash payments during the six months ended July 31, 2005	(1,772)

Accrued at July 31, 2005	$10,460

Notes Payable and Other Obligations.

During fiscal 2005, we entered into a four year revolving credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to a land lease of $211.7 million.

Balances outstanding under the Credit Agreement accrue interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 7.4 percent as of July 31, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by BEA. In connection with the Credit Agreement, we must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements. As of July 31, 2005, we were in compliance with all financial covenants.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2005	2004		2005	2004
Interest expense	$(7,945)	$(7,330)	8.4%	$(15,529)	$(14,615)	6.3%
Foreign exchange gain (loss)	(768)	(1,459)	(47.4)	(1,956)	(1,782)	9.8
Interest income and other, net	10,418	5,471	90.4	19,413	10,148	91.3

Total interest and other, net	$1,705	$(3,318)	(151.4%)	$1,928	$(6,249)	(130.8%)

Interest expense is paid on the convertible debt and the long term debt related to the land lease (which was paid off and replaced in the third quarter of fiscal 2005) and the $215.0 million of notes payable under the Credit Agreement. The increase in interest expense correlates with the variable interest rate for the notes payable and with rising interest rates in the marketplace.

Foreign exchange loss declined for the second quarter of fiscal 2006 compared to the same period in fiscal 2005 and increased for the first half of fiscal 2006 compared to the same period in fiscal 2005 due to our hedging positions and movements in exchange rates.

Interest income and other increased $4.9 million and $9.3 million for the second quarter and first half of fiscal 2006, respectively, compared to the second quarter and first half of fiscal 2005 primarily due to improved yields and an increase in our cash, cash equivalents and short-term investment balances.

Provision for Income Taxes

We have provided for income tax expense of $30.1 million and $24.0 million for the first half of fiscal 2006 and of fiscal 2005, respectively. Our effective income tax rate was 30 percent for both the first half of fiscal 2006 and of fiscal 2005. Our effective tax rate for the first half of fiscal 2006 and of fiscal 2005 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

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

Deferred Revenues:

The following table sets forth the components of deferred revenues (in thousands):

	July 31, 2005	January 31, 2005
License fees	$12,955	$9,370
Services	283,307	302,940

Total deferred revenues	$296,262	$312,310

Deferred revenues are predominantly comprised of deferred customer support revenues. Deferred revenues also include deferred license and consulting revenues. Deferred customer support revenues are generally recognized ratably over the term of the contract. License and consulting deferred revenues generally are deferred due to revenue recognition requirements. The decline in total deferred revenues of $16.0 million was driven by a $19.6 million decline in deferred services revenues, which was primarily comprised of deferred customer support revenue. Deferred customer support revenue declined due to amortization of the installed base, which grew approximately $69.9 million in the fourth quarter of fiscal 2005, partially offset by customer support contracts sold in the first and second quarter of fiscal 2006. Management believes the fluctuation in deferred revenues tend to be seasonal due to relatively higher fourth quarter license sales, which are generally sold with customer support, and the fact that a relatively higher proportion of customer support renewals occur in the fourth quarter. Deferred revenues will fluctuate in the future, as a function of the timing and terms of particular transactions and will not necessarily correlate with revenue growth in any given quarter and fluctuations in deferred revenues are not an indicator of future license revenue.

Liquidity and Capital Resources

Cash flows

Our primary source of cash is receipts from our revenues. The primary uses of cash are payroll (salaries, bonuses, commissions and benefits) and general operating expenses (facilities, marketing, legal, travel, etc.). Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program.

As of July 31, 2005, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,597.0 million versus $1,578.8 million at July 31, 2004.

In the first half of fiscal 2006, net cash provided by operating activities declined $21.7 million when compared to the first half of fiscal 2005. The decline in operating cash flows was driven by the following factors:

•	A $27.5 million reduction in the cash provided by the change in net accounts receivable when comparing the change in net accounts receivable for the six months ended July 31, 2005 to the same period in the prior fiscal year;

•	A $3.1 million decline in other working capital components (principally accrued payroll, accrued income taxes and the non-cash effects of exchange rates on other working capital);

•	A $3.2 million increase in prepaids, other current assets and other assets. The $3.2 million includes a $5.8 million reclassification of foreign exchange contracts from cash to prepaids;

•	A $8.1 million increase in accounts payable and accrued liabilities; and

•	Net income excluding non-cash charges increased $5.3 million due to the increase in net income offset by the decline in depreciation expense, amortization and impairment charges for intangibles and facilities consolidation charges.

Cash provided by (used in) investing activities fluctuated by $259.4 million when comparing cash flows from investing activities for the first half of fiscal 2006 and the first half of fiscal 2005. The change is primarily due to the fact that proceeds exceeded purchases for our short-term investments portfolio by $268.9 million. This was offset by a $7.0 million increase in fixed asset purchases and the payment of $3.9 million related to an acquisition.

Cash used in financing activities fluctuated by $86.4 million when comparing cash flows from financing activities for the first half of fiscal 2006 and the first half of fiscal 2005. The increase in cash outflow was due to the repurchase of an additional $79.9 million worth of treasury stock in the first half of fiscal 2006 compared to the same period in fiscal 2005 and a decline of $6.5 million in proceeds from employee stock purchases.

Liquidity and capital resources

The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock. If our stock price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we would be required to repay the notes in cash on the maturity date of December 15, 2006.

The long term debt facility entered into in October 2004 of $215.0 million matures in October 2008. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 4.7 percent as of July 31, 2005. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of July 31, 2005, we are in compliance with all such financial covenants.

At July 31, 2005, we had a cumulative loss for U.S. tax reporting purposes and currently we are not making significant cash tax payments in the U.S. Should we fully utilize the U.S. tax loss carryforwards, our cash tax payments in the U.S. would increase as a result and, accordingly, would decrease net cash provided by operating activities.

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

The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum contractual obligations	Total payments due	Remainder of fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Fiscal 2011 and thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	30,430	11,000	19,430	—	—
Other obligations	1,674	494	1,062	74	44
Notes payable	215,000	—	—	215,000	—
Operating leases	164,442	23,124	67,005	37,732	36,581
Capital lease	1,703	95	378	378	852

Total contractual obligations	$963,249	$34,713	$637,875	$253,184	$37,477

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004 and March 2005 the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In the first six months of fiscal 2006, 14.3 million shares were purchased at a total cost of approximately $120.0 million leaving approximately $195.4 million of the approval limit available for share repurchases under the Share Repurchase Program. In fiscal 2006, we anticipate repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

A portion of our cash that was generated from operations domiciled in foreign tax jurisdictions is designated as indefinitely reinvested in the respective tax jurisdiction. While we have no plans to repatriate these funds to the United States in the short term, if we were required to do so in order to fund our operations in the United States, we would accrue and pay additional taxes in connection with their repatriation. We are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004.

On August 22, 2005, BEA and Plumtree Software, Inc. announced that the companies had entered into a definitive agreement for BEA to acquire Plumtree in an all-cash transaction for approximately $200 million. Completion of the merger is subject to customary closing conditions that include receipt of required approvals from the stockholders of Plumtree and satisfaction of regulatory requirements. The transaction may not be completed if any of such requirements or conditions are not satisfied.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through July 31, 2006. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of July 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of July 31, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2005 and 2014. Future minimum lease payments under our operating leases as of July 31, 2005 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Loans to Executives and Officers

We have secured notes receivable from one executive totaling approximately $0.6 million as of July 31, 2005 and from two executives totaling approximately $0.9 million as of January 31, 2005. We received $0.3 million in March 2005 to pay off one of the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. The remaining note bears interest at 7 percent per annum and is due and payable on April 3, 2006 or upon the termination of employment with us. The note may be repaid at anytime prior to the due date.

In September 1999, we issued an unsecured line of credit to Alfred Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at July 31, 2005 or January 31, 2005.

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the six months ended July 31, 2005 and 2004 were insignificant.

Risk Factors that May Impact Future Operating Results –

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

Our revenues have fluctuated in the past and are likely to fluctuate significantly in the future. For example, in the quarters ended April 30, 2002, April 30, 2003, April 30, 2004, July 31, 2004 and April 30, 2005, our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Moreover, even if our total revenues meet investors’ and securities analysts’ expectations, if a component of our total revenues does not meet these expectations, our stock price may decline. For example, in our quarter ended April 30, 2004, our reported license revenue was several million dollars lower than the level expected by securities analysts. Our stock price declined by approximately 22.5 percent at the close of trading on the NASDAQ National Market on the day following our announcement of our quarterly financial results providing this information. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks that began in March 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our WebLogic Server 9.0, WebLogic Platform 8.1 products, WebLogic Communications Platform products, BEA AquaLogic products and other recently introduced products, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken significantly against the U.S. dollar;

•	the performance of our international business, which accounts for approximately half of our consolidated revenues;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	our ability to develop, introduce and market new products and initiatives, such as our WebLogic Server 9.0, WebLogic Platform 8.1 products, WebLogic Communications Platform products, BEA AquaLogic products and our solutions framework program, on a timely basis and whether any such new products are accepted in the market;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic Communications Platform and WebLogic Platform 8.1 sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of the on-going current difficult economic conditions;

•	loss of key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill, including any such costs and expenses related to the pending acquisition of Plumtree Software, Inc.;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	the seasonality of our sales, which typically significantly adversely affects our revenue in our first quarter.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

A substantial portion of our revenues has been derived from large orders, as major customers deployed our products. License revenue contribution from transactions with license revenue greater than $1 million has ranged from approximately 20% to 40% of total license fees over the past eight quarters. In addition, in the quarters ended October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005 there were 13, 15, 18 and 10 product orders signed, respectively, each with a value of greater than $1 million. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarter ended April 30, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators, such as sales “pipeline” reports, about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly not until the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. Moreover, because we have previously implemented significant cost cutting measures, incremental additional cost cutting measures would be particularly difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to July 31, 2005, we recorded approximately $409.9 million as intangible assets and goodwill of which approximately $335.2 million has been amortized or written off as of July 31, 2005. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products (including the maintenance of effective internal controls for the combined company), which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $74.7 million at July 31, 2005, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

We face numerous additional risks in connection with the proposed transaction with Plumtree, which may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

In response to the pending merger transaction involving Plumtree, customers and distributors of BEA may defer purchasing decisions or elect to switch to other suppliers due to uncertainty about the direction of our product offerings following the merger and our willingness to support and service existing products. In order to address customer uncertainty, we may incur additional obligations. Uncertainty surrounding the proposed transaction also may have an adverse effect on employee morale and retention, and result in the diversion of management attention and resources. In addition, the market values of our common stock and Plumtree common stock will continue to vary prior to completion of the merger transaction due to changes in the business, operations or prospects of BEA or Plumtree, market assessments of the merger, regulatory considerations, market and economic considerations, or other factors. However, there will be no adjustment to the cash payable for Plumtree shares in connection with the merger, and the parties do not have a right to terminate the merger agreement based upon changes in the market price of Plumtree common stock.

Completion of the merger also is subject to numerous risks and uncertainties. We and Plumtree may be unable to obtain regulatory approvals and Plumtree may be unable to obtain stockholder approval required to complete the merger in a timely manner or at all. In addition, our business may be harmed to the extent that customers, suppliers or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of the product and service offerings and strategy of BEA on a standalone basis. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and a portion of the financial advisory fees, whether or not the merger is completed. Moreover, in the event of a termination of the transaction by Plumtree for breach by BEA, under specified circumstances, BEA may be required to pay Plumtree’s transaction fees and expenses up to $2.0 million in connection with termination of the merger agreement.

If the merger is completed, we will continue to face risks associated with integration of the businesses and operations of BEA and Plumtree, and we may not realize the anticipated benefits or synergies of the merger (primarily associated with anticipated restructurings and other operational efficiencies) to the extent, or in the timeframe, anticipated. In addition to the integration risks previously discussed, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. Also, charges to earnings resulting from the application of the purchase method of accounting may affect the market value of BEA’s common stock adversely following the merger, as BEA will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, BEA may be required to incur material charges relating to the impairment of those assets. In addition, after the transaction, we may develop new products that combine Plumtree’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of our businesses to fluctuate and fail to meet expectations. To date, we have not completed our investigation into the challenges (technological, market-driven or otherwise) of developing and marketing these new products. There can be no assurance that we will be able to overcome these challenges, or that a market for such new products will develop after the merger.

In the event that we consummate the merger with Plumtree, we will inherit its business with the United States government and other domestic and international public entities, including the risks associated with such business which include Plumtree’s ability to sell to governments being susceptible to unpredictable budgetary and policy changes. Plumtree derives a significant portion of its software license and service revenue from governmental entities. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of Plumtree’s control, including the outbreak of hostilities overseas and domestic terrorism. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Recently, some of Plumtree’s government customers have experienced budgetary constraints due to decreased federal funding to state and local governments. Additionally, the government may require special intellectual property rights and other license terms generally more favorable than those typical in private commercial contracts. These requirements involve more licensing cost and increased contract risk for Plumtree. The government procurement process in general can be long and complex and being a government vendor subjects Plumtree to additional regulations.

In addition, Plumtree is conducting an internal investigation into its compliance with, and is subject to an ongoing review in relation to, its contract with the U.S. General Services Administration which may adversely impact its financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its U.S. General Services Administration (GSA) contract, Plumtree did not comply with the terms of the “Price Reductions” clause of such contract, as it relates to three orders under the GSA contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of settlement discussions and final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on Plumtree’s financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract Plumtree’s management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations subsequent to the acquisition of Plumtree. As a result of the merger we will inherit the GSA contract matters and be subject to the liabilities and risks associated with that matter.

Two securities class action lawsuits have been filed stemming from the proposed merger between BEA and Plumtree requesting that the merger be enjoined and claiming an unspecified amount of damages. We are currently named as a defendant in one of these lawsuits. The pending litigation against us, regardless of the outcome, may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we or Plumtree will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution of such litigation if they are not settled. An unfavorable resolution of the pending litigation could result in the merger not being completed and/or the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we will assume any liabilities of Plumtree resulting from the litigation. Please see Part II Item 1 “Legal Proceedings” for further details.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations.

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have recently experienced an increase in the number of million and multimillion dollar license transactions. For example, in the quarters ended October 31, 2004, January 31, 2005, April 30, 2005 and July 31, 2005, there were 13, 15, 18 and 10 product orders signed, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the introduction of WebLogic Platform 8.1 products has contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our WebLogic Platform 8.1, WebLogic Server 9.0, WebLogic Communications Platform, BEA AquaLogic and other recently introduced products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. More recently, in January 2005 we released the first product of our WebLogic Communications Platform. In June 2005, we introduced the BEA AquaLogic group of products and in August 2005, we introduced WebLogic Server 9.0. We have invested substantial resources to develop and market these products, and anticipate that this will continue. If these products and our other products currently in development do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, WebLogic Platform 8.1 were contributing factors to our reported license revenue for our quarter ended July 31, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because the WebLogic Platform 8.1 products, and other new products offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our WebLogic Platform 8.1 products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 47.8% and 48.3% of our total revenues for the quarters years ended July 31, 2005 and 2004, respectively. We sell our products and services through a network of branches and subsidiaries located in 36 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. This is particularly relevant with regards to our sales generated in the EMEA region where the U.S. dollar has recently been exceptionally weak relative to European currencies. The EMEA region accounted for 33.4 percent of our revenue in our quarter ended July 31, 2005, and if the value of the U.S. dollar relative to the European currencies were to significantly increase, it would have an unexpected adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

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

FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123R”), Share-Based Payment, replacing FAS 123 which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and generally requires that such transactions be accounted for using the fair value based method. Accordingly, we will be required to expense stock options granted in fiscal periods commencing February 1, 2006. When we record an expense for our stock-based compensation plans using the fair value method, we will have significant compensation charges. For example, for the quarters ended July 31, 2005 and July 31, 2004, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by

FASB Statement No. 148, diluted earnings per share would have been reduced by $0.05 and $0.07 per share, respectively.

We could report a net loss again.

We first reported significant net income under generally accepted accounting principles for the quarter ended July 31, 2000. However, despite this, we subsequently reported a net loss for the quarter ended October 31, 2001. This was due in part to the asset impairment charges of $80.1 million related to prior acquisitions. We also implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Because of such factors and our operating history and on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods.

In addition, when we are required by FASB 123R to expense stock option grants for fiscal periods commencing February 1, 2006, we will have significant accounting charges that will make it substantially more likely we could experience net losses.

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

If the markets for application servers, application platform, application integration, portal and related application infrastructure software and Web services declines or do not grow as quickly as we expect, our revenues will be harmed.

We sell our products and services in the application server, application platform, application integration, portal and related application infrastructure markets. These markets are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology. The markets for application server, application platform, portal application integration, web services, and related services and technologies may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of the recent economic downturn affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining the our provision for income taxes and in evaluating its tax positions on a worldwide basis. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

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

The market price for our common stock may be affected by a number of factors, including developments in the Internet, changes in the software or technology industry, general market and economic conditions, further terrorist activities, military actions in Iraq and the Middle East in general, geopolitical instability on the Korean peninsula and other parts of Asia, and other factors, including factors unrelated to our operating performance or our competitors’ operating performance. In addition, BEA and many other companies in the Internet, technology and emerging growth sectors have experienced wide fluctuations in their stock prices, including recent rapid rises and declines that often have not been directly related to the operating performance of such companies. Such factors and fluctuations, as well as general economic, political and market conditions, such as recessions, may materially adversely affect the market price of our common stock. Our fluctuating stock price also carries other risks, including the increased risk of shareholder litigation. For example, following the drop of our stock price in May 2004, BEA and a number of our officers and directors were named in shareholder class action and derivative lawsuits. Although these lawsuits were dismissed, any similar suits in the future could divert management’s attention from our business and have an adverse effect on our financial results and operations.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes, our revenue and profits will be harmed.

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products and initiatives (such as our BEA AquaLogic, WebLogic Platform 8.1, WebLogic Communications Platform, WebLogic Integration 8.1, and WebLogic Sever 9.0 products and our solutions frameworks initiatives) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because they operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to other technologies and standards, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

If our products contain software defects, it could harm our revenues and expose us to litigation.

The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition. These risks are all particularly acute with regard to major new product releases, such as WebLogic Server 9.0 which was introduced in August 2005, our WebLogic Communication Platform which was introduced in February 2005 and our BEA AquaLogic products which were introduced in June 2005.

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

We have experienced substantial growth since our inception in 1995. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,545 employees in 75 offices in 36 countries at July 31, 2005. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

At July 31, 2005, we had approximately $550 million of convertible notes outstanding and long term debt of $215.0 million. As a result of this indebtedness, we have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

Recent shareholder proposals that were approved at our annual shareholder meeting may result in difficulty retaining directors and may encourage a hostile acquisition of the company which may or may not be to the benefit of the shareholders.

At our most recent annual shareholder meeting, a shareholder proposal to amend our corporate governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of votes cast at an annual meeting of shareholders and a shareholder proposal to take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby all directors would be elected annually, instead of for a three year period by classes, were approved. If our Board of Directors takes steps to implement these proposals, they may result in a difficulty in retaining directors, difficulty in electing a full board and may encourage a hostile acquisition of BEA which may or may not be to the benefit of the shareholders.

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 47.8 percent and 48.3 percent for the second quarter and 48.7 percent and 50.3 percent of total revenues in the first half of fiscal 2006 and 2005, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and six months ended July 31, 2005 with the exception of United Kingdom with $33.7 million or 11.8 percent and $63.8 million or 11.3 percent, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and six months ended July 31, 2004 with the exception of United Kingdom with $31.3 million or 12.0 percent and $68.0 million or 13.0 percent, respectively. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

We use foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies other than their functional currency. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. At July 31, 2005, our transaction exposures amounted to $204.6 million and were offset by foreign currency forward contracts with a net notional amount of $190.1 million. Based on exposures at July 31 2005, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $1.5 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $0.8 million, $1.5 million for the second quarter of fiscal 2006 and 2005, respectively.

Our outstanding forward contracts as of July 31, 2005 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 18 days or less as of July 31, 2005.

	Local currency contract amount		Contract amount		Fair market value at July 31, 2005
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	1,030	AUD	776	USD	(3)
Euros	135,230	EUR	170,012	USD	6,073
Japanese yen	2,400,000	JPY	22,194	USD	860
Korean won	17,955,000	KRW	17,776	USD	292
Singapore dollars	11,900	SGD	7,229	USD	74

					7,296

Contract to Sell US $
Brazilian real	8,400	BRL	3,291	USD	240
Canadian dollar	7,100	CAD	5,524	USD	280
British pounds	8,300	GBP	15,024	USD	(434)
Danish kroner	1,700	DKK	339	USD	(63)
Israeli shekel	22,900	ILS	5,248	USD	(182)
Norwegian kroner	5,000	NOK	784	USD	(13)
Swedish krona	9,000	SEK	1,635	USD	(476)
Swiss franc	9,300	CHF	7,645	USD	(433)

					(1,081)

Contract to Buy Euro €
British pounds	8,500	GBP	12,646	USD	389
Israeli shekel	26,200	ILS	4,708	USD	(88)
Swiss franc	100	CHF	86	USD	27

					328

Contract to Sell Euro €
Danish kroner	4,700	DKK	628	USD	2
Norwegian kroner	—	NOK	25	USD	(31)
Swedish krona	15,300	SEK	1,637	USD	(15)

					(44)

Contract to Sell GBP
Israeli shekel	3,700	ILS	463	USD	5

Total				USD	6,504

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of July 31, 2005, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 129 days. This reflects the auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 4.7 percent as of July 31, 2005. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $11.9 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

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

PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al., CA No. 1577-N, was filed in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company intends to defend the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al., No. CGC 05-444355 was filed in the Superior Court of the State of California for the County of San Francisco. The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P.

The Company is subject to legal proceedings and other claims that arise in the ordinary course of business, such as those arising from domestic and foreign tax authorities, intellectual property matters and employee-related matters, in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations or liquidity, the ultimate outcome of any litigation or claim is uncertain, and the impact of any unfavorable outcome could be material to the Company.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases:

The following table summaries our stock repurchase activity including broker commissions for the second quarter ended July 31, 2005

Period	(a) Total number of shares (or units purchased)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the share repurchase program[1]
Month #1 May 1-31, 2005	—	—	—	$255.4 million
Month #2 June 1-30, 2005	3,986 shares	$8.53 per share	3,986 shares	$221.4 million
Month #3 July 1-31, 2005	2,956 shares	$8.79 per share	2,956 shares	$195.4 million

Total	6,942 shares	—	6,942 shares	$195.4 million

[1]	In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004 and March 2005, the Board of Directors approved a repurchase of up to an additional $200.0 million (an aggregate of $400.0 million) of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date.

ITEM 4.     Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on June 23, 2005, the following proposals were submitted to the vote of stockholders:

		Affirmative Votes	Votes withheld
1. Election of the following individuals to the Board of Directors as Class II directors, to hold office until the 2008 Annual Meeting of Stockholders:
Alfred S. Chuang		329,589,788	7,484,036
Stewart K.P. Gross		330,421,464	6,652,360

	Affirmative votes	Negative votes	Abstained votes	Broker Non- Votes
2. Ratify and approve the appointment of Ernst & Young, LLP as the independent registered public accounting firm for the Company for the fiscal year ending January 31, 2006	333,864,852	2,849,683	359,290
3. Stockholder proposal regarding director election by majority vote	132,094,644	106,290,318	965,316	126,462,966
4. Stockholder proposal regarding declassification of the Board of Directors	160,990,698	77,350,158	1,009,422	126,462,966

The term of office of the following directors continued after the Company’s Annual Meeting of Stockholders: Dean O. Morton, George Reyes, L. Dale Crandall, William H. Janeway and Richard T. Schlosberg III.

ITEM 5.     Other Information

None

ITEM 6.     Exhibits

(a) Exhibits:

Exhibit number	Description
2.1	Agreement and Plan of Merger dated August 22, 2005 by and among Registrant, Baja, Inc. and Plumtree Software Inc. (1)

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (2).

3.2	Registrant’s Amended and Restated Bylaws (3).

10.1	Fiscal 2006 Executive Bonus Plan*

10.2	Performance Unit Award Agreement between Registrant and Thomas M. Ashburn dated as of April 27, 2005*

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit number	Description
32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in Registrant’s Current Report on Form 8-K, filed August 23, 2005.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Annual Report on Form 10-K, filed May 1, 2000.
(3)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/s/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

Dated:    September 8, 2005