Form 10-Q
period 2005-10-31
BEA SYSTEMS INC
filed 2005-12-09
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

As of November 30, 2005, there were approximately 441,516,251 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Revenues:
License fees	$121,323	$114,914	$355,693	$351,366
Services	170,200	149,485	502,708	437,956

Total revenues	291,523	264,399	858,401	789,322

Cost of revenues:
Cost of license fees	9,649	9,413	24,680	28,545
Cost of services	50,077	47,886	157,552	143,796

Total cost of revenues	59,726	57,299	182,232	172,341

Gross profit	231,797	207,100	676,169	616,981
Operating expenses:
Sales and marketing	104,684	96,868	316,007	297,167
Research and development	46,306	37,007	128,721	108,423
General and administrative	26,461	23,500	78,733	67,386
Restructuring charges	—	—	—	8,165
Acquisition-related in-process research and development	4,600	—	4,600	—

Total operating expenses	182,051	157,375	528,061	481,141

Income from operations	49,746	49,725	148,108	135,840
Interest and other, net:
Interest expense	(8,152)	(8,053)	(23,682)	(22,663)
Interest income	12,416	5,506	31,830	15,647
Other	1,020	688	(936)	(1,092)

Total interest and other, net	5,284	(1,859)	7,212	(8,108)

Income before provision for income taxes	55,030	47,866	155,320	127,732
Provision for income taxes	17,890	14,360	47,977	38,320

Net income	37,140	33,506	107,343	89,412
Other comprehensive income:
Foreign currency translation adjustments	(2,824)	443	(10,127)	29
Unrealized gain (loss) on available-for-sale investments, net of income taxes	458	717	427	(1,720)

Comprehensive income	$34,774	$34,666	$97,643	$87,721

Net income per share:
Basic	$0.10	$0.08	$0.27	$0.22

Diluted	$0.09	$0.08	$0.27	$0.21

Number of shares used in per share calculations:
Basic	385,850	404,690	390,593	407,667

Diluted	394,850	411,100	398,907	418,113

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2005 (unaudited)	January 31, 2005 (*)
ASSETS
Current assets:
Cash and cash equivalents	$894,093	$777,754
Restricted cash	1,984	1,648
Short-term investments	549,851	830,063
Accounts receivable, net	250,121	258,655
Other current assets	53,056	44,077

Total current assets	1,749,105	1,912,197
Property and equipment, net	347,565	347,571
Goodwill, net	164,360	62,410
Acquired intangible assets, net	82,800	8,895
Long-term restricted cash	2,644	4,130
Other long-term assets	22,334	13,191

Total assets	$2,368,808	$2,348,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,987	$21,165
Restructuring obligations	4,072	3,176
Accrued payroll and related liabilities	67,344	64,671
Accrued income taxes	56,414	52,013
Other accrued liabilities	90,906	78,397
Deferred revenues	303,106	312,310
Current portion of notes payable	631	459

Total current liabilities	550,460	532,191
Deferred tax liabilities	11,628	2,842
Notes payable and other long-term obligations	227,242	230,194
Convertible subordinated notes	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	440	434
Additional paid-in capital	1,282,292	1,201,733
Treasury stock, at cost	(464,579)	(284,594)
Retained earnings	219,398	112,055
Deferred compensation	(10,786)	(8,874)
Accumulated other comprehensive income	2,713	12,413

Total stockholders’ equity	1,029,478	1,033,167

Total liabilities and stockholders’ equity	$2,368,808	$2,348,394

*	Note: The condensed consolidated balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2005	2004
Operating activities:
Net income	$107,343	$89,412
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,339	18,823
Amortization of deferred compensation	6,623	5,049
Amortization of acquired intangible assets	6,548	9,426
Tax benefit from exercise of stock options	32,596	20,927
Restructuring	—	7,414
Changes in operating assets and liabilities	301	32,106
Other	11,315	11,312

Net cash provided by operating activities	183,065	194,469

Investing activities:
Purchases of property and equipment	(15,170)	(7,518)
Payments for acquisitions, net of cash acquired	(202,304)	(194)
Purchases of available-for-sale short-term investments	(511,267)	(673,074)
Proceeds from maturities of available-for-sale short-term investments	406,523	192,987
Proceeds from sales of available-for-sale short-term investments	411,576	403,923
Other	1,322	(40)

Net cash provided by (used in) investing activities	90,680	(83,916)

Financing activities:
Repayment of long-term debt related to land lease	—	(210,409)
Proceeds from notes payable	—	215,000
Net proceeds received for employee stock purchases	38,166	43,135
Purchases of treasury stock	(179,992)	(101,332)

Net cash used in financing activities	(141,826)	(53,606)

Net increase in cash and cash equivalents	131,919	56,947
Effect of exchange rate changes on cash and cash equivalents	(15,580)	(3,044)
Cash and cash equivalents at beginning of period	777,754	683,729

Cash and cash equivalents at end of period	$894,093	$737,632

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2005. The results of operations for the nine months ended October 31, 2005 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2006 (“Fiscal 2006”) or thereafter.

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

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain regions or countries where collection risk is considered to be high, such as Latin America and certain Asian and Eastern European countries, revenue is generally recognized upon receipt of cash and proof of delivery to the end user.

The Company has a number of strategic partnerships that represent the indirect channel including, system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Fundamentally, partners either embed or do not embed our software into their own software products. Partners who embed our software are referred to as Embedded Independent Software Vendors (“ISV’s”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as Resellers. Due to the increased risk of concessions with respect to transactions with resellers, the Company recognizes revenue upon delivery, as well as, once persuasive evidence of sell through to an end user is received and all other criteria have been met. In addition, the Company’s partner license agreements do not provide for rights of return.

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

The Company occasionally purchases software products from vendors who are also customers. These transactions have not been frequent. In such transactions, fair value of the software sold and purchased can not be reasonably estimated, thus such transactions are recorded at carryover (i.e. net) basis.

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

Restructuring activities

In the third quarter of fiscal 2006, the Company recorded restructuring accruals in connection with the acquisition of Plumtree in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in connection with a Purchase

Business Combination.” These restructuring charges are based on plans that have been approved and committed to by management with respect to facilities, severance and contract termination costs. There may be additional restructuring charges related to the pre-merger Plumtree organization during the purchase accounting allocation period (generally within twelve months of the Acquisition date) related to matters that were identified at the date of Acquisition but were not resolved as of October 31, 2005. These adjustments will be recorded as adjustments to goodwill during the purchase price allocation period.

In fiscal 2002 and fiscal 2005, the Company recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at October 31, 2005. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon available evidence, which includes our historical levels of U.S. taxable income and stock option deductions, we have provided a valuation allowance in an amount equal to the net deferred tax assets dependent upon future taxable income at October 31, 2005. The resulting valuation allowance at October 31, 2005 is primarily attributable to accumulated stock option tax deductions and other, acquisition-related deferred tax assets. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the recorded amount, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital and goodwill when realized, rather than taken as a reduction of income tax expense.

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

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options
	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Expected life (in years)	5.0	5.0	5.0	4.0 to 5.0
Risk-free interest rate	4.95%	3.65%	4.35-4.95%	3.65-4.08%
Expected volatility	41%	60%	41-44%	60-63%

	Employee stock purchase plan
	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Expected life (in years)	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	3.95-4.82%	1.92-2.86%	2.97-4.82%	1.22-2.86%
Expected volatility	29-40%	53-59%	29-41%	53-59%

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

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Net income as reported	$37,140	$33,506	$107,343	$89,412
Add back:
Stock-based employee compensation expense included in reported net income	1,269	2,013	6,104	5,373
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(19,890)	(31,493)	(69,626)	(101,251)

Pro forma net income (loss)	18,519	4,026	43,821	(6,466)

Net income per share as reported
Basic	$0.10	$0.08	$0.27	$0.22

Diluted	$0.09	$0.08	$0.27	$0.21

Pro forma net income (loss) per share
Basic	$0.05	$0.01	$0.11	$(0.02)

Diluted	$0.05	$0.01	$0.11	$(0.02)

Consistent with FAS 109 and the Company’s recognition of its deferred tax assets, the reconciliation above does not include any tax impact on the stock-based employee compensation expense as the resulting deferred tax asset would be offset by an additional valuation allowance.

Projects funded by third parties

The Company has entered into product development agreements with third parties to develop ports and integration tools to co-develop products. The Company has one significant agreement with a third party that provides the Company with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding the Company receives is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in BEA’s operating expenses. During the nine months ended October 31, 2005, the Company received approximately $7.4 million of third party reimbursement, which was used to offset approximately $6.9 million of research and development expenses and $0.5 million of marketing expenses. During the nine months ended October 31, 2004, the Company received approximately $7.5 million of third party reimbursement, which was used to offset approximately $6.7 million of research and development expenses and $0.8 million of marketing expenses. Based on the arrangement currently in place, the Company expects to receive approximately $9.8 million of such funding in fiscal 2006.

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

In December 2004, the FASB issued FASB Staff Position (“FSP”) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (“FSP 109-2”), which provides guidance under SFAS No. 109 “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on income tax expense and deferred tax liabilities. FSP 109-2 allows companies additional time to evaluate whether foreign earnings will be repatriated under the repatriation provisions of the Jobs Act and requires specified disclosures for companies needing the additional time to complete the evaluation. Once a decision is made to repatriate the foreign earnings, companies must reflect the deferred tax liabilities attributable to foreign earnings in the period that the decision is made to remit those earnings. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the Jobs Act. As such, the Company is considering whether, and to what extent, the Company might repatriate foreign earnings that have not yet been remitted to the United States.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinions No. 20 Accounting Changes and SFAS 3 Reporting Accounting Changes in Interim financial Statements – an amendment of APB No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by BEA in the first quarter of fiscal 2007.

Note 2. Business Combinations

Plumtree Software, Inc.

On October 20, 2005, BEA systems acquired all the outstanding shares of Plumtree Software, Inc. (“Plumtree”), a publicly held software company based in San Francisco, California. Under the terms of the merger agreement dated August 22, 2005, Plumtree stockholders received $5.50 per share in cash for each outstanding share of Plumtree stock. In addition, vested Plumtree stock option holders received cash equal to the difference between $5.50 per share and the exercise price of the vested employee stock options. Unvested employee stock options to purchase Plumtree common stock were converted into options to purchase shares of BEA common stock for employees continuing their employment with the combined Company. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Its portfolio features the industry’s only cross-platform portal, running on both J2EE and .Net. By combining the Plumtree and BEA portal portfolios, BEA will be able to better provide customers with improved enterprise productivity by offering both collaborative and transactional portals across multiple platforms and application servers.

The Plumtree acquisition (the “Acquisition”) has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of October 20, 2005. The total preliminary purchase price is $212.1 million, including the fair value of the Plumtree stock options assumed and the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Plumtree (34,979,164 million shares at $5.50 per share and 4.8 million vested options)	$204,151
Estimated fair value of Plumtree stock options assumed	2,378
Estimated acquisition related transaction costs	5,521

Total preliminary purchase price	$212,050

The fair value of options assumed was determined using BEA’s market price on October 20, 2005 of $8.47 and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the acquisition date: expected life from vest date ranging from 5 months to 2 years, risk-free interest rate of 4.38 percent to 4.82 percent, expected volatility of 41 percent and no dividend yield. In accordance with our Agreement and Plan of Merger, the number of BEA options exchanged was determined by multiplying the number of Plumtree unvested options at closing and the amount determined by dividing $5.50 by the average closing price of BEA’s common stock for the 5 trading days preceding the Merger, which was $8.36. Approximately 2.7 million Plumtree options were unvested and outstanding at October 20, 2005 and were converted into approximately 1.8 million BEA options. The portion of the intrinsic value of unvested Plumtree options related to future service has been allocated to deferred stock-based compensation and is being amortized using the straight line attribution method over the remaining vesting period.

Preliminary Purchase Price Allocation

The total preliminary purchase price was allocated to Plumtree’s net tangible and identifiable intangible assets based on their estimated fair values as of October 20, 2005 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill. The primary areas of the purchase price allocation which are not yet finalized relate to restructuring costs, income and non-income based taxes and residual goodwill. In addition upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the preliminary purchase price allocation (in thousands):

As of October 20, 2005
Cash and short-term investments	$60,345
Accounts receivable	18,212
Prepaids and other current assets	1,933
Fixed Assets	1,706
Intangible Assets, net	47,400
Goodwill	101,948
Other non-current assets	234
Accounts payable and other accrued liabilities	(11,316)
Restructuring obligations (see Note 5)	(1,649)
Deferred Revenues	(11,300)
Other non-current liabilities	(63)
In-process research and development	4,600

Total preliminary purchase price	$212,050

Intangible assets

In performing the preliminary purchase price allocation, we considered among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimate of future performance of Plumtree’s products. The fair value of intangible assets was based, in part, on a preliminary valuation completed by a third party appraiser using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and range from 13.8 to 15.0 percent. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components of intangible assets associated with the acquisition at October 31, 2005 (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$33,200	5 years
Customer base	14,200	6 years

Total intangible assets	$47,400

Purchased technology is comprised of Plumtree products that have reached technological feasibility and the associated patents affiliated with these products. Customer base represents the underlying customer support contracts and related relationships with Plumtree’s existing customers. Intangible assets are being amortized using the straight-line method.

In-process research and development

In-process research and development (“IPR&D”) represents incomplete Plumtree research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project. The acquisition related IPR&D relates primarily to one project Plumtree was developing related to their portal product, which had not yet reached technological feasibility at the time of acquisition and had no alternative future use.

Deferred revenues

In connection with the preliminary purchase price allocation, we have estimated the fair value of the deferred support obligation assumed from Plumtree in connection with the Acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by a third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that BEA would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in Plumtree software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Plumtree had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. As a result, in allocating the acquisition purchase price, BEA recorded an adjustment to reduce the carrying value of Plumtree’s October 20, 2005 deferred support revenue by $8.4 million to $10.7 million, which represents the estimate of the fair value of the support obligation assumed.

As a result of the adjustments to record Plumtree’s support and services obligations assumed at fair value, $8.7 million of customer support revenues and services revenues that would have been otherwise recorded by Plumtree as an independent entity will not be recognized in BEA’s consolidated results of operations. As former Plumtree customers renew these support contracts, BEA will recognize the full value of the support contracts over the renewal period, the majority of which are one year.

Pre-acquisition contingencies

As part of the purchase price BEA recorded a $1.5 million accrual related to resolving potential liabilities associated with pricing issues and the U.S. General Services Administration (“GSA”). In February 2005, Plumtree became aware that three orders made under its GSA contract may not have complied fully with the terms of the “Price Reductions” clause of such contract. Plumtree commenced an internal investigation into this matter in the second calendar quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a payment or future discounts might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential payment or future discounts related to the GSA contract matter. BEA has reviewed this analysis and based on our assessment we have recorded the $1.5 million as the fair value of this contingency as of October 20, 2005. The final amount of the potential payment or future discounts off of the GSA price list is subject to the outcome of settlement discussions and final resolution with the GSA. If the amount of this accrual differs upon settlement and the adjustment occurs during the purchase price allocation period (generally within 12 months from the Acquisition date), the adjustment will be recorded as a purchase accounting adjustment. If the adjustment occurs outside of the purchase accounting period, then the adjustment will be recorded as part of normal operations.

BEA has not identified any other material pre-merger contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to use prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of BEA and Plumtree, on a pro forma basis, as though the companies had been combined as of the beginning of the earliest period presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of the earliest period presented.

The pro forma financial information for all periods presented includes the business combination accounting effect on historical Plumtree support revenues, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, acquisition costs reflected in BEA’s and Plumtree’s historical statements of operations for periods prior to our Agreement and Plan of Merger, and the related tax effects. The pro forma financial information reflects the charge for IPR&D in the nine months ended October 31, 2004.

The unaudited pro forma financial information for the three months ended October 31, 2005 combines the historical results for BEA for the three months ended October 31, 2005 and the historical results for Plumtree for the period from August 1, 2005 to October 20, 2005. The unaudited pro forma financial information for the nine months ended October 31, 2005 combines the historical results for BEA for the nine months ended October 31, 2005 and the historical results for Plumtree from February 1, 2005 to October 20, 2005. The unaudited pro forma financial information for the three and nine months ended October 31, 2004 combines the historical results for BEA for those periods, with the historical results for Plumtree for the three and nine months ended October 31, 2004 (in thousands, except per share data).

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Total revenues	$315,370	$287,724	$926,607	$846,682
Net income	41,837	30,830	106,372	71,909
Basic net income per share	0.11	0.08	0.27	0.18
Diluted net income per share	$0.11	$0.07	$0.27	$0.17

Other Acquisitions

During the nine months ended October 31, 2005, BEA acquired three small companies for approximately $29.8 million in aggregate. The acquisitions were accounted for using the purchase method, with a substantial majority of the purchase price being allocated to intangible assets. The Company has included the operating results of these companies in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to the three acquisitions has not been presented because the pro forma information would not differ materially from the historical results of the Company.

Note 3. Acquired Intangible Assets and Goodwill

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result will no longer amortize goodwill, but will test for impairment at least annually or more frequently whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

	October 31, 2005	January 31, 2005
Gross carrying amount of goodwill	$297,708	$195,758
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$164,360	$62,410

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and excludes amounts originally allocated to assembled workforce (in thousands):

	October 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$188,564	$(123,826)	$64,738
Non-compete agreements	31,746	(27,954)	3,792
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (customer base, distribution rights, purchased software)	48,009	(33,739)	14,270

Total	$281,594	$(198,794)	$82,800

	January 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$124,711	$(118,918)	$5,793
Non-compete agreements	29,346	(26,629)	2,717
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (customer base, distribution rights, purchased software)	33,809	(33,424)	385

Total	$201,141	$(192,246)	$8,895

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	For the nine months ended October 31,
	2005	2004
Purchased technology	$4,908	$8,826
Non-compete agreements	1,325	600
Other intangible assets (customer base, distribution rights, purchased software)	315	—

Total	$6,548	$9,426

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Three months ending January 31 2006	$7,322
Fiscal year ending January 31, 2007	28,691
Fiscal year ending January 31, 2008	19,651
Fiscal year ending January 31, 2009	9,007
Thereafter	18,129

Total	$82,800

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	October 31, 2005	January 31, 2005
Land	$306,631	$306,623
Computer hardware and software	100,273	86,908
Furniture and equipment	36,176	34,953
Leasehold improvements	43,669	42,960
Furniture and equipment under capital leases	3,164	3,164

	489,913	474,608
Accumulated depreciation and amortization	(142,348)	(127,037)

	$347,565	$347,571

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $0.5 million at October 31, 2005 and $0.1 million at January 31, 2005.

Note 5. Restructuring Obligations

Estimated acquisition-related restructuring costs

In the third quarter of fiscal 2006 management approved and initiated a plan to restructure pre-merger Plumtree to eliminate certain duplicative activities and reduce the cost structure. The restructuring charges recorded in the third quarter are based on the restructuring plans that have been committed to by management. There may be additional costs associated with certain employee, facility and contract matters that were identified at the date of Acquisition but have not been resolved as of October 31, 2005. These adjustments to the estimated restructuring costs related to pre-merger Plumtree will be recorded as an adjustment to goodwill during the purchase price allocation period and as operating expense thereafter.

BEA recorded approximately $1.6 million of estimated restructuring costs in connection with restructuring the pre-merger Plumtree organization, which primarily included employee severance, facility consolidation costs and contract termination costs. Plumtree employees were or will be terminated under this restructuring plan subject to negotiations, which could continue up to nine months. Severance payments made to pre-merger Plumtree employees were covered by plans established by Plumtree and subsequently assumed by BEA upon the completion of the Acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Plumtree, and accordingly, have resulted in an increase to goodwill. These restructuring liabilities are classified as current liabilities in the accompanying balance sheet, since terms do not exceed 12 months.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of Plumtree (in thousands):

	Severance	Facilities	Other	Total
Initial estimated restructuring costs	$622	$957	$70	$1,649
Cash payments (for the period from October 20 through October 31, 2005)	(260)	—	—	(260)

Restructuring liabilities as of October 31, 2005	$362	$957	$70	$1,389

Facilities Consolidation

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of October 31, 2005, $9.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $3.0 million. Accrued facilities charges at October 31, 2005 included $2.7 million in short term other accrued liabilities and $7.0 million in long term notes payable and other long-term obligations.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	12,232
Cash payments during the nine months ended October 31, 2005	(2,590)

Accrued at October 31, 2005	$9,642

Note 6. Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	October 31, 2005	January 31, 2005
License fees	$15,238	$9,370
Services	287,868	302,940

Total deferred revenues	$303,106	$312,310

Deferred services revenues include customer support, consulting and education. The balance of deferred services revenues are predominantly deferred customer support revenues. Deferred customer support revenues are recognized over the term of the contract. Deferred license and consulting revenues normally result from billings invoiced before revenue recognition requirements have been met.

Note 7. Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	October 31, 2005	January 31, 2005
Current portion of notes payable and other obligations	$631	$459

Other long-term obligations	$10,915	$13,696
Capital lease	1,327	1,498
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$227,242	$230,194

Convertible subordinated notes	$550,000	$550,000

Other long-term obligations include an accrual of $7.0 million and $9.1 million related to the facilities consolidation for October 31, 2005 and January 31, 2005, respectively.

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
As of October 31,
2006	$53	$706
2007	211	1,755
2008	211	2,561
2009	211	2,281
2010	211	1,740
Thereafter	946	2,333

Total minimum lease payments and total other obligations	1,843	$11,376

Amounts representing interest on capital lease	(345)
Present value of minimum lease payments	1,498

Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,327

Convertible subordinated notes

In December 1999, the Company completed the sale of $550.0 million of 4 percent Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”) in an offering to Qualified Institutional Buyers. These Notes will be classified as current on the January 31, 2006 balance sheet if the Notes are not refinanced or paid-off. The 2006 Notes bear interest at a fixed rate of 4 percent and are subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes is convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes are redeemable at the option of the Company in whole or in part at any time, in cash plus a premium of up to 0.6 percent plus accrued interest, if any, through the redemption date, subject to certain events. Interest is payable semi-annually.

Credit facility

During fiscal 2005, BEA entered into a four year revolving unsecured credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.3 percent as of October 31, 2005. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements.

As of October 31, 2005, the Company was in compliance with all financial covenants.

Note 8. Income Taxes

The Company has recorded income tax expense of $48.0 million and $38.3 million for the nine months ended October 31, 2005 and 2004, respectively. The Company has provided for income taxes for the nine months ended October 31, 2005 based on a projected effective tax rate of 30 percent, excluding the impact of non-deductible in process research and development. The Company’s projected effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the nine months ended October 31, 2004 was 30 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of foreign earnings located in jurisdictions with lower tax rates.

Note 9. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	October 31, 2005	January 31, 2005
Foreign currency translation adjustments	$6,264	$16,391
Unrealized loss on available-for-sale investments	(3,551)	(3,978)

Total accumulated other comprehensive income	$2,713	$12,413

Note 10. Common Stock and Treasury Stock

During the nine months ended October 31, 2005, the Company issued 6.3 million shares of common stock and received $34.1 million in proceeds resulting from the exercise of employee stock options and purchases under the employee stock purchase plan.

The Company recorded a tax benefit from stock options of $16.7 million and $7.0 million for the three months ended October 31, 2005 and 2004, respectively. The Company recorded a tax benefit from stock options of $32.6 million and $20.9 million in the nine months ended October 31, 2005 and 2004, respectively.

In September 2001, March 2003, May 2004, and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”). As of October 31, 2005, 21.0 million shares were repurchased at a total cost of $180.0 million leaving approximately $135.4 million of the approval limit available for share repurchases under the Share Repurchase Program. During fiscal 2006, the Company anticipates repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

Note 11. Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Numerator:
Numerator for basic net income per share:
Net income	$37,140	$33,506	$107,343	$89,412

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	386,405	404,986	391,108	407,880
Weighted average shares subject to repurchase	(555)	(296)	(515)	(213)

Denominator for basic net income per share, weighted average shares outstanding	385,850	404,690	390,593	407,667
Weighted average dilutive potential common shares
Options and shares subject to repurchase	9,000	6,410	8,314	10,446

Denominator for diluted net income per share	394,850	411,100	398,907	418,113

Basic net income per share	$0.10	$0.08	$0.27	$0.22

Diluted net income per share	$0.09	$0.08	$0.27	$0.21

The computation of diluted net income per share for the three months ended October 31, 2005 and 2004 excludes the impact of options to purchase 34.0 million and 54.6 million shares of common stock, respectively. The computation of diluted net income per share for the nine months ended October 31, 2005 and 2004 excludes the impact of options to purchase 43.6 million and 41.1 million shares of common stock, respectively.

The computation of diluted net income per share for the three months and nine months ended October 31, 2005 and 2004 also excludes the conversion of the $550 million 4 percent Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 15.9 million shares of common stock at both October 31, 2005 and 2004, respectively, as such impact would be anti-dilutive. These options and 2006 Notes could be dilutive in the future.

Note 12. Related Party Transactions

Loans to executives and officers

The Company has secured notes receivable from one executive totaling approximately $0.6 million as of October 31, 2005 and from two executives totaling approximately $0.9 million as of January 31, 2005. BEA received $0.3 million in March 2005 to pay off one of the outstanding notes. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. The remaining note bears interest at 7 percent per annum and is due and payable on April 3, 2006 or upon the termination of employment of such executive. The note may be repaid at anytime prior to the due date.

In September 1999, the Company issued an unsecured line of credit to Alfred Chuang, its Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at October 31, 2005 or January 31, 2005.

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on BEA’s Board of Directors. The total revenues recognized by the Company from such customers in the nine months ended October 31, 2005 and 2004 were insignificant.

Note 13. Commitments and Contingencies

Litigation and other claims

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al., CA No. 1577-N (the “Globis Action”), was filed in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al., No. CGC 05-444355 (the “Keitel Action”) was filed in the Superior Court of the State of California for the County of San Francisco. The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the cases vigorously. There can be no assurance, however, that we will be successful in our defense of this action.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of October 31, 2005 or January 31, 2005. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of October 31, 2005.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2005, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: anticipation of additional restructuring charges related to the pre-merger Plumtree organization; our intention to terminate certain Plumtree employees pursuant to a restructuring plan; our belief that our tax positions are consistent with the tax laws in the jurisdictions in which we conduct business; assumptions underlying the calculation of fair values of stock-based awards; the continuation of third party funding of our research and development and marketing expenses; offsetting research and development costs from funding received from third parties; ; the expectation that the adoption of SFAS 123R will have a material impact on net income; our belief that expenses related to research and development costs will increase; general and administrative expenses as a percentage of total revenues; future amortization of acquired intangible assets; future adjustments to facilities consolidation charges; fluctuations in the accrued balance due to facilities consolidation charges; liability due to legal proceedings; future stock repurchases under our stock repurchase program; repatriation of funds generated from operations domiciled in foreign tax jurisdictions; seasonality of orders and sales in the first quarter of a fiscal year; the expansion of the Americas VAR channel, our solutions frameworks and our enterprise account program; our anticipation that our solutions frameworks are targeted to areas of market interest; customization and significant consulting required by the solutions framework transactions; the development of an expanded product set for SOA service infrastructure; our ability to attract Chief Information Officers to choose our products; the release of a variety of products in our service infrastructure product category; future fluctuations in Tuxedo revenue; future fluctuations in EMEA and APAC revenues as a percentage of total revenues; the belief that cost of license fees and revenues will increase; the expectation that future payments of facilities consolidation charges will not significantly impact our liquidity due to our strong cash position; the realizability of deferred tax assets; the fluctuation of deferred revenues; significant cash and/or financing resources needed for the development of our land in San Jose, California for the construction of office facilities; valuation allowances; the evaluation of our options with respect to repayment of notes due December 15, 2006; our ability to comply with certain covenants contained in the long-term debt facility; the estimate and fluctuation of interest payments; sufficiency of existing cash; fluctuation of revenues and operating results; continued investment in and enhancement of WebLogic Platform 8.1 and other new products and market acceptance of such products; the continuation of certain products accounting for a majority of revenue; the continuation of work with the VADs and VARs to recruit and train additional VARs and sales representatives at the VARs; the dependence on continued expansion of international operations; the dependence on successfully maintaining existing relationships and further establishing and expanding relationships with distributors, ISVs, OEMs and SIs; our initiative to recruit and train a large number of consultants employed by SIs and to embed our technology in products that our ISV customers offer; the need to expand our relationships with third parties in order to support license revenue growth; the dependence on our ability to attract and retain qualified sales, technical and support personnel; the intention to expand our global organization; continued adoption of Java technologies; acceptance of our products by large customers, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications; the dependence on our strategic partner’s ability to successfully develop and integrate their software with our products; the dependence on continued growth in the use of the Web to run software applications; the intention to make additional acquisitions in the future and to grow business through acquisitions; the need to adjust our selling strategies for the voices, video and data services over IP markets; our ability to provide customers with improved enterprise productivity as a result of the Plumtree acquisition; our need to raise additional capital through future debt or equity financing; the effects of accounting standards; fluctuations in reported results due to volatility of transactions greater than $ 0.5 million; fluctuations in revenues, operating results and operating margins; our belief that recent improvements in consulting margins may not be replicated in the future; our ability to compete successfully against competitors; the requirement that we expense stock options granted in fiscal periods commencing February 1, 2006, and the resulting accounting charges; annual assessment of impairment charges on the land in San Jose, California pursuant to FAS 144; the dependence on our proprietary technology; the limitation of liability provisions contained in our license agreements; fluctuation in foreign exchange and interest rates and the effect on revenues; risks associated with international operations; the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; the dependence on future performance to meet our debt service obligations; and the requirement of substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. These forward-looking statements involve important factors that could cause actual results to differ materially from those in the forward-looking statements. These important factors include, but are not limited to, those described under the headings “Effect of New Accounting Pronouncements” and “Risk Factors that May Impact Future Operating Results,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factor.

Overview

BEA® Systems, Inc. (“BEA” or the “Company”) is a world leader in enterprise infrastructure software. Our BEA WebLogic® Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to help lower operational costs by automating processes, and to help automate relationships with suppliers and distributors. BEA offers three major product families – Tuxedo, WebLogic and AquaLogic. BEA Tuxedo™ is a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server™, the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA WebLogic Workshop™, a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; and BEA WebLogic JRockit™ JVM, a server-centric Java Virtual Machine (“JVM”). The BEA WebLogic Communications Platform TM is the first converged IT and telecom platform, providing full-service lifecycle capabilities in a carrier class environment, and consists of BEA WebLogic SIP Server TM, the industry’s only integrated J2EE -SIP-IMS application server, and BEA WebLogic Network Gatekeeper TM, a carrier-grade, industry standards-based platform for automated partner management, policy-based network protection, and application access control. BEA AquaLogic™ consists of BEA AquaLogic Service Bus™, a service infrastructure solution that converges the integration capabilities of an enterprise service bus with service management; BEA AquaLogic Service Registry, a service registration solution that enables discovery and access to Web services; BEA AquaLogic Data Services Platform™, a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA AquaLogic Enterprise Security™, an application security infrastructure solution; and BEA AquaLogic User Interaction, an infrastructure for composite applications that span multiple heterogeneous systems. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”), value-added resellers (“VARs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

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

Americas VAR Channel. Our Americas VAR program was created early in fiscal 2005. We continued to expand the program in the fourth quarter of fiscal 2005 and through the nine months of fiscal 2006. As of the end of the third quarter of fiscal 2006, we had recruited and signed relationships with three value-added distributors (“VADs”), who work with the VARs, and approximately 90 VARs. In addition, we provided training on our products to approximately 200 sales representatives employed by the VARs. We work with the VADs and VARs to recruit and train additional VARs, to train additional sales representatives at the VARs, to refine the sales and marketing programs we offer the VARs, and to identify and close sales to customers. There can be no assurance that VADs and VARs will continue to work with us, that they will be successful in their sales and marketing efforts, or that they will not create conflicts with our direct sales efforts.

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

Investment in Service Infrastructure. We have historically offered products that act as a platform for a new enterprise application. Over the last several years, customers have also used our products as a platform for internal and external portals that access multiple applications. This process is often referred to as “Service-Oriented Architecture” or “SOA.” In the fourth quarter of fiscal 2005, we announced a program to expand our existing products and to introduce new products to better serve the infrastructure needs for SOA, which we refer to as “service infrastructure.” Delivering an expanded product set for service infrastructure will require us to expand our capabilities in areas such as messaging, portal infrastructure, data integration, security, Web services management and other technologies. Selling and marketing service infrastructure products for SOA requires significant investment in marketing to educate customers and prospects, as well as investment to educate our sales force. Goals of the service infrastructure and SOA program include selling to customers’ and prospects’ Chief Information Officers, to be chosen as the architectural foundation of SOA projects that will be implemented over a sustained period of time. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We announced AquaLogic, our service infrastructure product category and brand, in June 2005. We are actively working on the transitions inside our sales, marketing and consulting organizations, and are actively hosting educational seminars and other programs designed to appeal to customers’ and prospects’ Chief Information Officers. There can be no assurance that our products or our sales and marketing efforts will be successful.

Investment in Communication Technologies for Voice, Video and Data Services over Internet Protocol. In the fourth quarter of fiscal 2005, we announced a set of products to provide an infrastructure for telecommunications to provide voice, video and data services over internet protocol, known as VOIP and SOIP. Sales to telecommunications companies have historically represented our largest vertical market, generally accounting for more than 20 percent of our annual license revenues over the last few fiscal years. However, these companies have generally used our software as a platform for operational and business support applications, such as applications used in the billing and provisioning of their services. Our products for the voice, video and data services over IP market are designed to act as the platform for the service itself, expanding our addressable market within the telecommunications industry. We address this market with the BEA WebLogic Communications Platform, which consists of the BEA WebLogic SIP Server, released in the fourth quarter of fiscal 2005, and the BEA WebLogic Network Gatekeeper, released in the first quarter of fiscal 2006. Our initial sales efforts are focused on telecommunications and network equipment providers included in our enterprise account program. Selling products for the voice, video and data services over IP markets requires us to sell to the network groups inside these customers, when our relationships with these customers have generally been with the information technology groups. There can be no assurance that we will be able to expand our relationships to the network groups inside our customers, that our product will be accepted for use in their VOIP and SOIP projects, or that VOIP and SOIP projects will be undertaken in the near term.

Acquisitions. Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products.

Plumtree Acquisition. On August 22, 2005, BEA and Plumtree Software, Inc. (“Plumtree”) announced that the companies had entered into a definitive agreement for BEA to acquire Plumtree in an all-cash transaction for a purchase price of approximately $200 million. The acquisition was closed on October 20, 2005. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Its portfolio features the industry’s only cross-platform portal, running on both J2EE and .Net. By combining the Plumtree and BEA portal portfolios, BEA will be able to better provide customers with improved enterprise productivity by offering both collaborative and transactional portals across multiple platforms and application servers.

The preliminary purchase price allocation for Plumtree at October 20, 2005, included $4.6 million of in-process research and development, $1.6 million of restructuring obligations and $1.5 million related to the pre-acquisition GSA contingency. In the quarter ended October 31, 2005, BEA recognized approximately $1.5 million in revenues and approximately $1.5 million in expenses related to the Plumtree’s operations for the 10 day stub-period where we were a combined entity. BEA expects revenues and expenses to increase in future quarters to reflect a full quarter of Plumtree’s operations. There can be no assurance that the process of integrating the companies’ operations will not be disruptive to our business.

Critical Accounting Policies

Other than the addition of the Critical Accounting Policy associated with Business Combinations below, we believe there have been no other significant changes in our critical accounting policies during the quarter ended October 31, 2005 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.

Business Combinations. We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as IPR&D based on their estimated fair values. We engage independent third party appraisal firms to assist us in determining the fair values of certain assets acquired and liabilities assumed in connection with significant acquisitions. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and based on historical experience and information obtained from the management of the acquired companies, however these assumptions are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

In addition, other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities to restructure the pre-acquisition organization, including workforce reductions are subject to change as management completes its assessment of the pre-merger operations and beings to execute the approved plan. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Results of Operations

The following table sets forth certain line items in our consolidated statements of income as a percentage of total revenues for the three and nine months ended October 31, 2005 and 2004.

	Three months ended October 31,		Nine months ended October 31,
	2005	2004	2005	2004
Revenues:
License fees	41.6%	43.5%	41.4%	44.5%
Services	58.4%	56.5%	58.6%	55.5%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	8.0%	8.2%	6.9%	8.1%
Cost of services (1)	29.4%	32.0%	31.3%	32.8%

Total cost of revenues	20.5%	21.7%	21.2%	21.8%

Gross margin	79.5%	78.3%	78.8%	78.2%
Operating expenses:
Sales and marketing	35.9%	36.6%	36.8%	37.7%
Research and development	15.9%	14.0%	15.0%	13.8%
General and administrative	9.0%	8.9%	9.2%	8.5%
Facilities consolidation	—	—	—	1.0%
Acquisition-related in-process research and development	1.6%	—	0.5%	—

Total operating expenses	62.4%	59.5%	61.5%	61.0%

Income from operations	17.1%	18.8%	17.3%	17.2%
Interest and other, net	1.8%	(0.7)%	0.8%	(1.0)%

Income before provision for income taxes	18.9%	18.1%	18.1%	16.2%
Provision for income taxes	6.2%	5.4%	5.6%	4.9%

Net income	12.7%	12.7%	12.5%	11.3%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
Total revenues	$291,523	$264,399	10.3%	$858,401	$789,322	8.8%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support, education and consulting. Total revenue growth for the quarter ended October 31, 2005 (the “third quarter of fiscal 2006”) from the same quarter in the prior fiscal year (the “third quarter of fiscal 2005”) reflects growth across the license and services revenue streams. Services revenue provided the majority of the growth, increasing by 13.9 percent due to a $19.1 million increase (16.5 percent increase) in customer support revenues. License revenues also increased by 5.6 percent and $6.4 million. The third quarter of fiscal 2006 also included approximately $1.5 million of total revenues from the Plumtree acquisition which closed on October 20, 2005. The total revenue growth for the nine months ended October 31, 2005 from the nine months ended October 31, 2004 reflects growth across the license and services revenue streams. Services revenue provided the majority of the growth, increasing by 14.8 percent due to a $60.6 million increase (18.0 percent increase) in customer support revenues.

The increase in services revenue was primarily due to customer support revenues. A substantial portion of our customer support revenues are derived from existing support contracts from our installed base of customers. Management believes that most of the growth in our customer support revenues was a result of the expansion of the installed base of licenses. The increase in license fees was due to improved results in the Americas and APAC offset by a decline in EMEA.

Geographically, total revenue contribution as a percentage of total revenue was distributed 52.9 percent to 47.1 percent, respectively, between the America’s revenues (United States, Canada, Mexico and Latin America) and International revenues (“International” is defined as EMEA and APAC) for the third quarter of fiscal 2006. Exchange rates did not have a significant impact on the third fiscal quarter of 2006 compared to the same period in the prior fiscal year. However, the U.S. dollar weakened against a number of international currencies for the nine months ended October 31, 2005, and our year-to-date total revenues would have been 1.5 percent lower had we translated our results at rates in effect in the prior year. Many factors that impact our growth are beyond our control and there can be no assurance that our revenues will grow in the future.

License Fees (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
Total license fees	$121,323	$114,914	5.6%	$355,693	$351,366	1.2%

The increase in license revenues for the three months ended October 31, 2005 compared to the three months ended October 31, 2004 was due primarily to our new product families. America’s license contribution increased approximately 17 percent which was offset by a 13 percent decline in EMEA’s contribution for the third quarter of fiscal 2006 compared to the same period in fiscal 2005. Total license transaction count increased approximately 6 percent. Consistent with the past eight quarters, revenue contribution from transactions with license fees greater than $1 million was within the range of 20 percent to 40 percent of total license fees. Management believes transactions greater than $0.5 million have an inherent volatility related to the timing and the size of such transactions, which increases the risk that reported results may differ from expected results.

The $4.3 million increase in license revenue for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was mainly due to the improved performance in the Americas in the third quarter of fiscal 2006 offset by an unusually strong performance in EMEA in the first quarter of fiscal 2005 and a challenging IT spending environment. In addition, for the nine months ended October 31 2005, license fees when translated at a constant exchange rate from the same period in the prior fiscal year would have been $350.5 million.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
Consulting and education revenues	$35,000	$33,394	4.8%	$104,580	$100,471	4.1%
Customer support revenues	135,200	116,091	16.5%	398,128	337,485	18.0%

Total services revenues	$170,200	$149,485	13.9%	$502,708	$437,956	14.8%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Exchange rates did not have a significant impact on total services revenue for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005, however total services revenues for the nine months ended October 31, 2005, when translated at a constant exchange rate from the same period in the prior year, would have been $495.4 million, an increase of 13.1 percent over the same period in fiscal 2005. The $19.1 million and $60.6 million increase in customer support revenues for the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 was driven by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses.

Revenues by Geographic Region

The following table provides a summary of revenues by geographic region (in thousands):

	Three months ended October 31, 2005	Percentage of total revenues	Three months ended October 31, 2004	Percentage of total revenues	Nine months ended October 31, 2005	Percentage of total revenues	Nine months ended October 31, 2004	Percentage of total revenues
Americas	$154,119	52.9%	$131,832	49.9%	$444,632	51.8%	$392,698	49.7%
Europe, Middle East and Africa region (“EMEA”)	90,407	31.0%	89,979	34.0%	283,793	33.1%	278,487	35.3%
Asia/Pacific region (“APAC”)	46,997	16.1%	42,588	16.1%	129,976	15.1%	118,137	15.0%

Total revenues	$291,523	100.0%	$264,399	100.0%	$858,401	100.0%	$789,322	100.0%

For each of the twelve fiscal quarters ended October 31, 2005, EMEA and APAC revenues as a percentage of total revenues have ranged between 31 percent to 38 percent for EMEA and 14 percent to 16 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates.

The Americas contribution to total revenues increased to 53 percent in the third quarter of fiscal 2006, and has ranged between 50 percent and 53 percent over the past six quarters. The increase in Americas revenues in absolute dollars in the third quarter of fiscal 2006 compared to the third quarter in fiscal 2005 was due to an increase in license revenues and customer support revenues. Americas license fees and services revenue grew 17.3 percent and 16.7 percent, respectively, when comparing the third quarter of fiscal 2006 to the third quarter of fiscal 2005. The Americas contribution for the nine months ended October 31, 2005 increased 2.1 percent compared to the same period in fiscal 2005. The increase in revenues for the nine months ended October 31, 2005 was due to an 8.0 percent increase in license revenues and a 17.2 percent increase in services revenue when compared to the nine months ended October 31, 2004.

The EMEA contribution to total revenues declined for the three and nine months ended October 31, 2005 compared to the same period in the prior year. EMEA revenues were relatively flat in absolute dollars for the third quarter of fiscal 2006 compared to the same period in fiscal 2005 and EMEA revenues increased slightly for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004. EMEA services revenue continues to grow due to increases in customer support revenues. Management believes the decline in EMEA’s contribution was due to the negative impact of currency fluctuations and softer economic conditions. The U.S. dollar strengthened against certain foreign currencies, including the Euro and British pound, which impacted our results in EMEA. Total revenues for the third quarter of fiscal 2006 when translated at a constant exchange rate from the same period in the prior year would have been $92.2 million, which would have been an increase of 2.5 percent in total revenues for the third quarter of fiscal 2006 compared to the same period in fiscal 2005. EMEA total revenues for the nine months ended October 31, 2005 when translated at a constant exchange rate from the same period in the prior year would have been $278.2 million, which would have been relatively flat for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004.

The APAC contribution to total revenues remained flat for the three and nine months ended October 31, 2005 compared to the same period in fiscal 2005. APAC revenues increased in absolute dollars for the three and nine months ended October 31, 2005 compared to the same period in fiscal 2005 due to both the license and service revenue streams. Our revenues in APAC for the three and nine months ended October 31, 2005 compared to the three and nine months ended October 31, 2004 were negatively impacted by the strengthening of the U.S. dollar against certain foreign currencies, particularly the Yen. APAC total revenues for the three and nine months ended October 31, 2005 when translated at a constant exchange rate from the same period in the prior year would have been $45.9 million and $126.3 million which represents an increase of 7.7 percent and 6.9 percent in total revenues when comparing the three and nine months ended October 31, 2005 to the same periods in the prior year, respectively. Including the impact of foreign currencies, the overall increase in APAC revenue for the quarter was due to a 15.4 percent increase in services revenue, strong customer support revenues across the region, and a 6.3 percent increase in license revenues. The overall increase in APAC revenue for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was due to a 5.8 percent increase in license revenues and a 15.0 percent increase in services revenues due to strong customer support revenues across the region.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
Cost of license fees	$9,649	$9,413	2.5%	$24,680	$28,545	(13.5)%
Cost of services	50,077	47,886	4.6%	157,552	143,796	9.6%

Total cost of revenues	$59,726	$57,299	4.2%	$182,232	$172,341	5.7%

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	direct costs and fees paid to third-parties to administer our customer license compliance program;

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non- compete agreements, customer base, patents, trademarks and distribution rights;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 8.0 percent and 8.2 percent of license revenues for the third quarter of fiscal 2006 and 2005, respectively. Cost of license fees were 6.9 percent and 8.1 percent of license revenues for the nine months ended October 31, 2005 and 2004, respectively. The decline in the cost of license fees as a percentage of license fees for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was largely due to a $2.9 million decline in charges associated with amortization of acquired intangibles and the increase in license revenues. Amortization of acquired intangibles declined due to certain intangibles becoming fully amortized in the first nine months of 2005.

Future amortization expense for acquired intangibles will increase in the fourth quarter of fiscal 2006 and in future fiscal years due to the acquisitions completed in the third quarter of fiscal 2006. Assuming there are no other acquisitions, amortization expense is currently expected to increase approximately $5 million in the fourth quarter of fiscal 2006 compared to the third quarter of fiscal 2006. Total future amortization expense as of October 31, 2005 is approximately $82.8 million and fiscal 2007 expense will be approximately $28.7 million. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods. Management believes that cost of license fees is likely to increase in absolute dollars and as a percentage of license revenues in future quarters due to acquisitions completed in the third fiscal quarter of 2006.

Cost of Services. Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and real estate facilities for the operation of the services organization. Cost of services represented 29.4 percent and 32.0 percent of services revenues for the third quarter of fiscal 2006 and fiscal 2005, and 31.3 percent and 32.8 percent for the nine months ended October 31, 2005 and 2004, respectively. Cost of services as a percentage of services revenues has declined quarter over quarter and year over year primarily due to a larger mix of higher margin support revenues versus lower margin consulting and education revenues. In addition, consulting margins improved in the third quarter of fiscal 2006 compared to the same period in fiscal 2005 due primarily to improved utilization rates in the consulting organization. Management believes that the improvement in the consulting margins may not be replicated in future quarters and consequently may not be indicative of a trend.

The increase in cost of services in absolute dollars of $2.2 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 was primarily due to an increase in compensation expense related to an increase in headcount of approximately 50 people. The increase in cost of services in absolute dollars of $13.8 million for the nine months ended October 31, 2005 compared to the same period in fiscal 2005 was due primarily to an increase in compensation expenses of $13.2 million, which includes increased sub-contractor expenses.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
Sales and marketing expenses	$104,684	$96,868	8.1%	$316,007	$297,167	6.3%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing Company awareness, such as advertising, public relations, trade shows and user conferences. The increase in expenses for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 of $7.8 million was predominantly compensation expense related to an increase in variable compensation due to the increase in license revenues and an increase in sales and marketing headcount of 29 people. The increase in expense for the nine months ended October 31, 2005 compared to the nine months ended October 31, 2004 was also due to increases in compensation expenses for sales and marketing of $14.8 million related to increases in headcount and variable compensation, and the remainder was predominantly due to increases in IT related sales infrastructure expenses.

Research and Development (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
Research and development expenses	$46,306	$37,007	25.1%	$128,721	$108,423	18.7%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 15.9 percent from 14.0 percent for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. Research and development expenses increased $9.3 million from the third fiscal quarter of 2006 compared to the third fiscal quarter of 2005 primarily due to increasing product development personnel (approximately 230 people) and associated expenses with the development of several new products and product versions. Research and development expenses as a percentage of total revenues increased to 15.0 percent from 13.8 percent for the nine months of fiscal 2006 compared to the nine months of fiscal 2005. The increase in expenses for the nine months of fiscal 2006 compared to the nine months of fiscal 2005 of $20.3 million was also related to increasing product development personnel and the associated expense with the development of several new products and product versions. Management believes the increase in personnel expenses is also due in part to transitional costs from moving certain aspects of the research and development organization offshore. Management believes research and development expenses will increase in the fourth quarter of fiscal 2006 and for fiscal 2007 due to recognition of a full period of expenses associated with the acquisitions completed at the end of the third quarter of fiscal 2006.

We have one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. This funding is subject to review by both parties on an annual basis. In addition, we have entered into product development agreements with third parties to develop ports and integration tools to co-develop products. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in our operating expenses. During the first nine months of fiscal 2006, we received approximately $7.4 million of third party reimbursement, which was used to offset approximately $6.9 million of research and development expenses and $0.5 million of marketing expense. During the first nine months of fiscal 2005, we received approximately $7.5 million of third party reimbursement, which was used to offset approximately $6.7 million of research and development expenses and $0.8 million of marketing expenses. Based on the arrangement currently in place, we expect to receive approximately $9.2 million of such funding in fiscal 2006.

General and Administrative (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
General and administrative expenses	$26,461	$23,500	12.6%	$78,733	$67,386	16.8%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $3.0 million for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 due primarily to increases of approximately $2.3 million related to compensation and related personnel expenses (approximately 32 additional employees). General and administrative expenses increased $11.3 million for the nine months ended October 31, 2005 compared to the same period in fiscal 2005 due primarily to the following factors: $6.5 million related to compensation and related personnel expenses (of which $2.0 million was related to bonuses), $2.5 million related to legal expenses on intellectual property matters, and $2.0 million related to third-party purchased services for compliance with the regulations of the Sarbanes-Oxley Act of 2002 and certain tax initiatives.

Other Charges

Estimated acquisition-related restructuring costs. In the third quarter of fiscal 2006 management approved and initiated a plan to restructure pre-merger Plumtree to eliminate certain duplicative activities and reduce the cost structure. The restructuring charges recorded in the third quarter are based on the restructuring plans that have been committed to by management. There may be additional costs associated with certain employee, facility and contract matters that were identified at the date of Acquisition but have not been resolved as of October 31, 2005. These adjustments to the estimated restructuring costs related to pre-merger Plumtree will be recorded as an adjustment to goodwill during the purchase price allocation period and as operating expense thereafter.

BEA recorded approximately $1.6 million of estimated restructuring costs in connection with restructuring the pre-merger Plumtree organization, which primarily included employee severance, facility consolidation costs and contract termination costs. Plumtree employees were or will be terminated under this restructuring plan subject to negotiations, which could continue up to nine months. Severance payments made to pre-merger Plumtree employees were covered by plans established by Plumtree and subsequently assumed by BEA upon the completion of the Acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Plumtree, and accordingly, have resulted in an increase to goodwill. These restructuring liabilities are classified as current liabilities in the accompanying balance sheet, since terms do not exceed 12 months.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of Plumtree (in thousands):

	Severance	Facilities	Other	Total
Initial estimated restructuring costs	$622	$957	$70	$1,649
Cash payments (for the period from October 20 through October 31,2005)	(260)	—	—	(260)

Restructuring liabilities as of October 31,2005	$362	$957	$70	$1,389

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

During fiscal 2005, due to a decline in employee and contractor hiring and headcount, we identified the opportunity to reduce our facilities requirements. We approved a plan to consolidate six sites in the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s estimates and the present value of the remaining future lease commitments for vacant facilities, net of present value of the estimated future sublease income.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of October 31, 2005, $9.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. As of October 31, 2005, $2.7 million is classified as short term and the remaining $7.0 million is classified in other long term obligations. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we are unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $3.0 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. We do not expect the future payments to have a significant impact on our liquidity due to our cash position (approximately $1.4 billion of cash, cash equivalents and short term investments at October 31, 2005).

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	12,232
Cash payments during the nine months ended October 31, 2005	(2,590)

Accrued at October 31, 2005	$9,642

Acquisition-related In-process research and development. IPR&D represents incomplete Plumtree research and development projects that had not reached technological feasibility and had no alternative future use when acquired and consequently was written off for the three and nine month periods ended October 31, 2005. The value of $4.6 million assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2005	2004		2005	2004
Interest expense	$(8,152)	$(8,053)	1.2%	$(23,682)	$(22,663)	4.5%
Foreign exchange gain (loss)	1,020	688	48.3%	(936)	(1,092)	14.3%
Interest income and other, net	12,416	5,506	125.5%	31,830	15,647	103.4%

Total interest and other, net	$5,284	$(1,859)	384.2%	$7,212	$(8,108)	188.9%

Interest expense is paid on the convertible debt, the long term debt related to the land lease (which was paid off and replaced in the third quarter of fiscal 2005) and the $215.0 million of notes payable under the Credit Agreement. The increase in interest expense is due to rising interest rates in the market place, which caused the variable interest rate for the notes payable under the Credit Agreement to increase.

Interest income and other increased $6.9 million and $16.2 million for the three and nine months ended October 31, 2005, respectively, compared to the three and nine months ended October 31, 2004 primarily due to improved yields on and an increase in our cash, cash equivalents and short-term investment balances over the period. In addition, we recorded $1.7 million in non-operating gain the third quarter of fiscal 2006 on a minority interest investment in equity securities that had been written off due to impairment in a previous fiscal year.

Provision for Income Taxes

We have recorded income tax expense of $48.0 million and $38.3 million for the nine months ended October 31, 2005 and 2004, respectively. We have provided for income taxes for the nine months ended October 31, 2005 based on a projected effective tax rate of 30 percent, excluding the impact of non-deductible in process research and development. Our projected effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the nine months ended October 31, 2004 was 30 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of foreign earnings located in jurisdictions with lower tax rates.

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

Deferred Revenues:

The following table sets forth the components of deferred revenues (in thousands):

	October 31, 2005	January 31, 2005
License fees	$15,238	$9,370
Services	287,868	302,940

Total deferred revenues	$303,106	$312,310

Deferred revenues are predominantly comprised of deferred customer support revenues. Deferred revenues also include deferred license and consulting revenues. Deferred customer support revenues are generally recognized ratably over the term of the contract. License and consulting deferred revenues generally are deferred due to revenue recognition requirements. The decline in total deferred revenues of $9.2 million was driven by a $15.1 million decline in deferred services revenues, which was primarily comprised of deferred customer support revenue. Deferred customer support revenue, which grew approximately $69.9 million in the fourth quarter of fiscal 2005, declined due to amortization of the installed base, partially offset by customer support contracts sold in the first, second and third quarter of fiscal 2006 and the fair value of the Plumtree deferred revenue of $11.3 million recorded in the third quarter of fiscal 2006. Management believes the fluctuation in deferred revenues tend to be seasonal due to relatively higher fourth quarter license sales, which are generally sold with customer support, and the fact that a relatively higher proportion of customer support renewals occur in the fourth quarter. Deferred revenues will fluctuate in the future, as a function of the timing and terms of particular transactions and will not necessarily correlate with revenue growth in any given quarter and fluctuations in deferred revenues are not an indicator of future license revenue.

Liquidity and Capital Resources

Cash flows

Our primary source of cash is receipts from our revenues. The primary uses of cash are payroll (salaries, bonuses, commissions and benefits) and general operating expenses (facilities, marketing, legal, travel, etc.). Another source of cash is proceeds from the exercise of employee options and another use of cash is our stock repurchase program.

As of October 31, 2005, cash, cash equivalents (excluding all restricted cash) and short-term investments totaled $1,443.9 million versus $1,586.0 million at October 31, 2004.

In the nine months of fiscal 2006, net cash provided by operating activities declined $11.4 million when compared to the nine months of fiscal 2005. The decline in operating cash flows was driven by the following factors:

•	A $36.7 million reduction in the cash provided by the change in net accounts receivable when comparing the change in net accounts receivable for the nine months ended October 31, 2005 to the same period in the prior fiscal year;

•	A $11.1 million decline in other working capital components (principally accrued payroll, accrued income taxes and the non-cash effects of exchange rates on other working capital);

•	A $2.9 million decrease in accounts payable and accrued liabilities;

•	A $1.4 million increase in prepaids, other current assets and other assets. The $1.4 million includes a $5.8 million reclassification of foreign exchange contracts from cash to prepaids; partially offset by

•	A $40.9 million increase in net income excluding non-cash charges due to the increase in net income, the tax benefit on stock options, deferred revenue and the amortization of deferred compensation offset by a decline in depreciation expense, amortization and impairment charges for intangibles and facilities consolidation charges.

Cash provided by (used in) investing activities fluctuated by $174.6 million when comparing cash flows from investing activities for the nine months ended October 31, 2005 and the nine months ended October 31, 2004. The change is primarily due to the fact that proceeds exceeded purchases for our short-term investments portfolio by $383.0 million. This was offset by a $202.1 million increase in payments for acquisitions and $7.7 million increase in fixed asset purchases.

Cash used in financing activities fluctuated by $88.2 million when comparing cash flows from financing activities for the nine months ended October 31, 2005 and the nine months ended October 31, 2004. The increase in cash outflow was due to the repurchase of an additional $78.7 million worth of treasury stock in the nine months ended October 31, 2005 compared to the same period in fiscal 2005, a decline of $5.0 million in proceeds from employee stock purchases and $4.6 million in proceeds from refinancing the long-term debt related to the land lease in fiscal 2005.

Liquidity and capital resources

The $550.0 million 4 percent Convertible Subordinated Notes due December 15, 2006 may be settled in cash or stock, depending upon future prices of our common stock. If our stock price does not exceed $34.65 during the period from December 15, 2004 to December 15, 2006, then we would be required to repay the notes in cash on the maturity date of December 15, 2006. We are currently evaluating our options with respect to this debt. If we do not refinance or payoff the Convertible Subordinated Notes in cash in the fourth quarter of fiscal 2006, the Notes will be reclassified to short term on our January 31, 2006 balance sheet since the Notes will come due within 12 months.

The long term debt facility entered into in October 2004 of $215.0 million matures in October 2008. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.3 percent as of October 31, 2005. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of October 31, 2005, we are in compliance with all such financial covenants.

At October 31, 2005, we had a cumulative loss for U.S. tax reporting purposes and currently we are not making significant cash tax payments in the U.S. Should we fully utilize the U.S. tax loss carryforwards, our cash tax payments in the U.S. would increase as a result and, accordingly, would decrease net cash provided by operating activities.

We own land in San Jose, California, which was purchased for the construction of corporate facilities. Currently, development of the San Jose land has been suspended; however, if and when we decide to develop the San Jose land, the development will require significant cash and/or financing resources.

Restricted cash represents collateral for our letters of credit. Short term restricted cash correlates with letters of credit that expire within one year.

The following table of minimum contractual obligations has been prepared assuming that the convertible notes will be repaid in cash upon maturity (in thousands):

Minimum contractual obligations	Total payments due	Remainder of fiscal 2006	Fiscal 2007 and 2008	Fiscal 2009 and 2010	Fiscal 2011 and thereafter
Convertible notes (principal only)	$550,000	$—	$550,000	$—	$—
Interest related to convertible notes	24,750	5,500	19,250	—	—
Other obligations	1,866	648	1,100	74	44
Notes payable	215,000	—	—	215,000	—
Operating leases	176,831	13,178	83,717	42,756	37,180
Capital lease	1,656	48	378	378	852

Total contractual obligations	$970,103	$19,374	$654,445	$258,208	$38,076

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004 and March 2005 the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In the first nine months of fiscal 2006, 21.0 million shares were purchased at a total cost of approximately $180.0 million leaving approximately $135.4 million of the approval limit available for share repurchases under the Share Repurchase Program. In fiscal 2006, we anticipate repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

A portion of our cash that was generated from operations domiciled in foreign tax jurisdictions is designated as indefinitely reinvested in the respective tax jurisdiction. We are currently evaluating repatriating these funds to the United States. If we do so, we would accrue and pay additional taxes in connection with the repatriation. In addition, we are in the process of evaluating whether we will repatriate foreign earnings under the repatriation provisions of the American Jobs Creation Act of 2004.

Our principal source of liquidity is our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through October 31, 2006. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of October 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of October 31, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2005 and 2014. Future minimum lease payments under our operating leases as of October 31, 2005 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Loans to Executives and Officers

We have secured notes receivable from one executive totaling approximately $0.6 million as of October 31, 2005 and from two executives totaling approximately $0.9 million as of January 31, 2005. We received $0.3 million in March 2005 to pay off one of the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and are secured by deeds of trust on real property. The remaining note bears interest at 7 percent per annum and is due and payable on April 3, 2006 or upon the termination of employment with us. The note may be repaid at anytime prior to the due date.

In September 1999, we issued an unsecured line of credit to Alfred Chuang, our Chief Executive Officer, in the amount of $5.0 million. No borrowings have been made and none were outstanding under this line of credit at October 31, 2005 or January 31, 2005.

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the nine months ended October 31, 2005 and 2004 were insignificant.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 47.1 percent and 50.1 percent for the third quarter and 48.2 percent and 50.3 percent of total revenues in the nine months of fiscal 2006 and 2005, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and nine months ended October 31, 2005 with the exception of United Kingdom with $92.3 million or 10.8 percent for the nine months ended October 31, 2005. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and nine months ended October 31, 2004 with the exception of United Kingdom with $31.0 million or 11.7 percent and $99.0 million or 12.5 percent, respectively. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

We use foreign currency forward contracts to hedge the gains and losses generated by the remeasurement of certain assets and liabilities denominated in foreign currencies other than their functional currency (i.e. primarily our intercompany balances). A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The foreign currency gains and losses due to exchange rate fluctuations are partially offset by gains and losses on the forward contracts. At October 31, 2005, our transaction exposures amounted to $235.8 million and were offset by foreign currency forward contracts with a net notional amount of $240.5 million. Based on exposures at October 31 2005, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $0.5 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains resulting from foreign currency transactions were approximately $1.0 million and $0.7 million for the third quarter of fiscal 2006 and 2005, respectively.

Our outstanding forward contracts as of October 31, 2005 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 17 days or less as of October 31, 2005.

	Local currency contract amount		Contract amount		Fair market value at October 31, 2005
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	5,060	AUD	3,823	USD	$37
Euros	155,400	EUR	191,615	USD	5,259
Japanese yen	2,269,900	JPY	20,978	USD	1,477
Korean won	18,640,000	KRW	18,312	USD	397
Singapore dollars	5,000	SGD	3,096	USD	143
Brazilian real	15,600	BRL	6,985	USD	57

					7,370

Contract to Sell US $
Canadian dollar	7,300	CAD	6,057	USD	118
British pounds	2,840	GBP	5,339	USD	(312)
Danish kroner	6,300	DKK	1,069	USD	(57)
Israeli shekel	23,900	ILS	5,281	USD	(132)
Norwegian kroner	7,100	NOK	1,113	USD	(21)
Swedish krona	22,200	SEK	3,120	USD	(331)
Swiss franc	3,800	CHF	3,104	USD	(155)

					(890)

Contract to Buy Euro €
Danish kroner	100	DKK	13	EUR	(1)
Israeli shekel	26,200	ILS	4,675	EUR	(38)
British pounds	12,200	GBP	17,720	EUR	(341)
Norwegian kroner	6,000	NOK	754	EUR	(19)

					(399)

Contract to Sell Euro €
Swiss franc	660	CHF	431	EUR	(4)
Swedish krona	17,400	SEK	1,842	EUR	(24)

					(28)

Net U.S. dollar equivalent fair value of forward-exchange contracts at October 31, 2005					$6,053

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of October 31, 2005, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 109 days. This reflects the auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 5.3 percent as of October 31, 2005. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $11.5 million. The annual interest rate on our $550 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al., CA No. 1577-N, was filed in the Court of Chancery in the State of Delaware in and for New Castle County. The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al., No. CGC 05-444355 was filed in the Superior Court of the State of California for the County of San Francisco. The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. These can be no assurance, however, that we will be successful in our defense of this action.

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

ITEM 1A. Risk Factors that May Impact Future Operating Results

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

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our WebLogic Server 9.0, WebLogic Platform 8.1 products, WebLogic Communications Platform products, BEA AquaLogic products and other recently introduced products or products to be introduced in the future, and any order delays caused by customer evaluations of these new products;

•	on-going difficult economic conditions, particularly within the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken significantly against the U.S. dollar;

•	the performance of our international business, which accounts for approximately half of our consolidated revenues;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of the continuing uneven economic conditions and increased competition;

•	our ability to develop, introduce and market new products and initiatives, such as our WebLogic Server 9.0, WebLogic Platform 8.1 products, WebLogic Communications Platform products, BEA AquaLogic products and our solutions framework program, on a timely basis and whether any such new products are accepted in the market;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic Communications Platform and WebLogic Platform 8.1 sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of the on-going difficult economic conditions;

•	loss of key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill, including any such costs and expenses related to the pending acquisition of Plumtree;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	the seasonality of our sales, which typically significantly adversely affects our revenue in our first quarter.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

A substantial portion of our revenues has been derived from large orders, as major customers deployed our products. License revenue contribution from transactions with license revenue greater than $1 million has ranged from approximately 20 percent to 40 percent of total license fees over the eight quarters ended October 31, 2005. In addition, in the quarters ended January 31, 2005, April 30, 2005, July 31, 2005 and October 31, 2005 there were 15, 18, 10 and 19 product orders signed, respectively, each with a value of greater than $1 million. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarter ended April 30, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators, such as sales “pipeline” reports, about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly not until the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. Moreover, because we have previously implemented significant cost cutting measures, incremental additional cost cutting measures would be particularly difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, ongoing adverse economic conditions worldwide, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

The market for application server and integration software, and related software infrastructure products and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include IBM, which also offers operating system software and hardware as discussed below, and Oracle, which can bundle its competing products with their database and other software offerings at a discounted price. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration and portal software products and related services that may compete with products that we offer. Further, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. These tool vendors offer products that may compete with some of the features of our own product offerings. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

Some of our competitors are also hardware vendors who bundle their own application server, integration software and tool products, or similar products, with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor with which we compete that offers a line of application server, integration, and related software infrastructure solutions for their customers. Sun Microsystems is another hardware vendor which offers a line of application server and related software infrastructure solutions. IBM’s sale of application server and integration functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server and integration functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application server and integration solutions with computer hardware, software and related service sales. In addition, IBM Global Services, a division of IBM and a large provider of consulting and information technology services, can influence their service customers’ choice of software products in favor of IBM’s. In addition, these advantages allow IBM to promote their competing products by selling at a discount their mainframe operating system software to their numerous mainframe hardware customers who purchase on a bundled basis IBM application server and integration software. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, operating results, and financial condition will suffer.

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to continue to enhance the application server and integration functionalities in its ..NET technologies. Microsoft’s .NET technologies use a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets, as well as their ongoing efforts to enhance and expand the .NET technology program, could materially adversely affect our business, operating results and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect on our business, operating results and financial condition.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to October 31, 2005, we recorded approximately $579.3 million as intangible assets and goodwill of which approximately $332.1 million had been amortized or written off as of October 31, 2005. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting operations and products (including the maintenance of effective internal controls for the combined company), which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $247.2 million at October 31, 2005, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

We face numerous additional risks in connection with the integration of Plumtree into our business, which may adversely affect our results of operations.

As we have completed our acquisition of Plumtree, we face risks associated with integration of the businesses and operations of our company and Plumtree, and we may not realize the anticipated benefits or synergies of the merger (primarily associated with anticipated restructurings and other operational efficiencies) to the extent, or in the timeframe, anticipated. For example, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. Also, charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock following the merger, as we will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In addition, we may develop new products that combine Plumtree’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of our businesses to fluctuate and fail to meet expectations. To date, we have not completed our investigation into the challenges (technological, market-driven or otherwise) of developing and marketing these new products. There can be no assurance that we will be able to overcome these challenges, or that a market for such new products will develop after the merger. Therefore, the stand-alone results historically generated by Plumtree may not be indicative of expected results in the near term due to integration complexities including changes in management and the timing of restructuring activities.

Plumtree derived a significant portion of its software license and service revenue from government Customers. We have assumed Plumtree’s business with the United States government and other domestic and international public entities, including the risks associated with such business including the susceptibility to unpredictable governmental budgetary and policy changes. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of our control, including the outbreak of hostilities overseas and domestic terrorism. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Recently, some of Plumtree’s government customers have experienced budgetary constraints due to decreased federal funding to state and local governments. Additionally, the government may require special intellectual property rights and other license terms generally more favorable to the customer than those typical in non-government contracts. These requirements involve more licensing cost and increased contract risk for us. The government procurement process in general can be long and complex and being a government vendor subjects us to additional regulations.

In addition, we are conducting an internal investigation into Plumtree’s compliance with, and we are subject to an ongoing review in relation to, Plumtree’s contract with the U.S. General Services Administration (“GSA”) which may adversely impact our financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its GSA contract, Plumtree may not have complied fully with the terms of the “Price Reductions” clause of such contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on our financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations. As a result of the merger we have assumed the Plumtree GSA contract matters and are subject to the associated liabilities and risks.

Two securities class action lawsuits have been filed stemming from the merger between us and Plumtree claiming an unspecified amount of damages. This pending litigation regardless of the outcome, may result in substantial costs and expenses and significantly divert the attention of our management. There can be no assurance that we will be able to achieve a favorable settlement of the pending litigation or obtain a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed any liabilities of Plumtree resulting from the litigation.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations.

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a distributed or Web-based computing environment. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multimillion dollar license transactions. For example, in the quarters ended January 31, 2005, April 30, 2005, July 31, 2005 and October 31, 2005, there were 15, 18, 10 and 19 product orders signed, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. The recent economic downturn in our key markets has also contributed to increasing the length of our sales cycle, and there is a risk that this could continue or worsen. Finally, the introduction of WebLogic Platform 8.1 products has contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our WebLogic Platform 8.1, WebLogic Server 9.0, WebLogic Communications Platform, BEA AquaLogic and other recently introduced products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In July 2003, we introduced our WebLogic Platform 8.1 group of products, a major new product release which includes WebLogic Server 8.1, WebLogic Workshop 8.1, WebLogic Integration 8.1 and WebLogic Portal 8.1. In January 2005 we released the first product of our WebLogic Communications Platform. In June 2005, we introduced the BEA AquaLogic group of products and in August 2005, we introduced WebLogic Server 9.0. We have invested substantial resources to develop and market these products, and anticipate that this will continue. If these products and our other products currently in development do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to,

WebLogic Platform 8.1 were contributing factors to our reported license revenue for our quarter ended July 31, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because our new products generally offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our new products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted 47.1 percent and 50.1 percent of our total revenues for the quarters years ended October 31, 2005 and 2004, respectively. We sell our products and services through a network of branches and subsidiaries located in 36 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. This is particularly relevant with regards to our sales generated in the EMEA region where the U.S. dollar has recently been exceptionally weak relative to European currencies. The EMEA region accounted for 31.0 percent of our revenue in our quarter ended October 31, 2005, and if the value of the U.S. dollar relative to the European currencies were to significantly increase, it would have an unexpected adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East and geopolitical instabilities on the Korean peninsula and other parts of Asia may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server products, Tuxedo and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server products, Tuxedo or related services, such as a continued or worsened general economic slowdown, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. In particular, with regard to Tuxedo, we have recently experienced a decline in the percentage of our license revenue generated by Tuxedo, as well as a decline in the absolute dollar amount of revenue generated by Tuxedo. If this trend were to continue or worsen, it would have an adverse impact on our revenue, profit and other operating results.

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

FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123R”), Share-Based Payment, replacing FAS 123 which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and generally requires that such transactions be accounted for using the fair value based method. Accordingly, we will be required to expense stock options granted in fiscal periods commencing February 1, 2006. When we record an expense for our stock-based compensation plans using the fair value method, we will have significant compensation charges. For example, for the quarters ended October 31, 2005 and October 31, 2004, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.04 and $0.07 per share, respectively.

We could report a net loss again.

We first reported significant net income under generally accepted accounting principles for the quarter ended July 31, 2000. However, despite this, we subsequently reported a net loss for the quarter ended October 31, 2001. This was due in part to asset impairment charges of $80.1 million related to prior acquisitions. We also implemented a planned consolidation of various facilities and a planned reduction in work force of approximately 10 percent in the third and fourth quarters of our fiscal year ended January 31, 2002 and took charges of $20.7 million and $19.8 million, respectively, related to these actions. Because of such factors and our operating history and on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods.

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

The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, or lack of market acceptance of our products. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition. These risks are particularly acute with regard to major new product releases, such as WebLogic Server 9.0 which was introduced in August 2005, our WebLogic Communication Platform which was introduced in February 2005 and our BEA AquaLogic products which were introduced in June 2005.

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

We have experienced substantial growth since our inception in 1995. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,527 employees in 75 offices in 36 countries at October 31, 2005. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

Recent shareholder proposals that were approved at our annual shareholder meeting may result in difficulty retaining directors and may encourage potential hostile acquirers of the Company which maybe significantly disruptive to our Board, management and operations.

At our most recent annual shareholder meeting, a shareholder proposal to amend our corporate governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of shares issued and outstanding of shareholders and a shareholder proposal to take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby all directors would be elected annually, instead of for a three-year period by classes, were approved. If our Board of Directors takes steps to implement these proposals, they may result in a difficulty in retaining directors, difficulty in electing a full board and may encourage potential hostile acquirers of BEA which may or may not be significantly disruptive to our Board, management and operations.

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

We have a high debt balance and a significant portion of that high debt balance comes due in December 2006, which could result in substantial cash outflow, changes to our debt to equity ratio and constrict our liquidity.

At October 31, 2005, we had approximately $550 million of convertible notes outstanding and long term debt of $215.0 million. The $550 million of convertible notes come due in December 2006 (the fourth quarter of fiscal 2007), consequently if they are not refinanced or paid off in the fourth quarter of fiscal 2006 these notes will be reclassified to a current liability. As a result, our debt to equity ratio will be significantly impacted. The convertible notes and long term debt have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the notes payable, and other indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. To the extent our stock price does not exceed $34.65 per share between December 2004 and December 2006, for a requisite number of trading days to permit us to effectively force the conversion of the convertible notes, we will be required to pay $550 million to redeem the convertible notes in December 2006. Management may also decide to repurchase a portion of the outstanding bonds prior to maturity, which will impact liquidity. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the convertible notes and the notes payable at maturity, we could attempt to refinance these debt obligations, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all. Any failure by us to satisfy our obligations with respect to these debt obligations at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases:

The following table summarizes our stock repurchase activity including broker commissions for the third quarter ended October 31, 2005

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the share repurchase program as of October 31, 2005[1]
August 1-31, 2005	663 shares	$9.02 per share	663 shares	$189.4 million
September 1-30, 2005	6,038 shares	$8.92 per share	6,038 shares	$135.4 million
October 1-30, 2005	—	—	—	$135.4 million

Total	6,701 shares	—	6,701 shares	$135.4 million

[1]	In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004 and March 2005, the Board of Directors approved a repurchase of up to an additional $200.0 million (an aggregate of $400.0 million) of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a) Exhibits:

Exhibit number	Description
2.1	Agreement and Plan of Merger dated August 22, 2005 by and among Registrant, Baja, Inc. and Plumtree Software Inc. (1)

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (2).

3.2	Registrant’s Amended and Restated Bylaws (3).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-15(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-15(a).

Exhibit number	Description
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Incorporated by reference to such exhibit as filed in Registrant’s Current Report on Form 8-K, filed August 23, 2005.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Annual Report on Form 10-K, filed May 1, 2000.
(3)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/S/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

Dated: December 9, 2005