Form 10-K
period 2006-01-31
BEA SYSTEMS INC
filed 2006-04-14
CIK 1031798

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2006

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

Common Stock

Preferred Stock Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒    Accelerated Filer ☐    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on July 30, 2005, as reported on the Nasdaq National Market, was approximately $3,570,429,000. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

As of March 31, 2006, there were approximately 389,551,700 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be held on July 19, 2006 are incorporated by reference in Part III of this Form 10-K Report.

BEA SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation:

(i)	in Item 1: the statement regarding development of our additional products and features; the statement regarding our current product market focus to sell a broad platform encompassing all areas of application infrastructure tightly integrated into a single product, but also available for purchase as individual units; the statement regarding our belief that the emergence of next-generation services will create an opportunity to provide infrastructure to enable these services to run reliably, support large numbers of users and support large volumes of data flow; the statement regarding customer usage of application infrastructure beginning to broaden into the usage of radio frequency identification for tracking of inventory, reusable assets, baggage and packages; the statement regarding BEA JRockit continuing to raise performance standards; the statement regarding our sales strategy to pursue opportunities worldwide within large organizations and organizations that are establishing e-businesses, through our direct sales, services and technical support organizations, complemented by indirect sales channels; the statement regarding our intent to expand our relationships with third parties and strategic partners to increase the market awareness, demand and acceptance of BEA and our solutions; the statement regarding our belief that our services organization plays an important role in facilitating initial license sales and enabling customers to successfully architect, design, develop, deploy and manage systems and applications; the statement regarding our marketing efforts directed at broadening the demand for BEA products and solutions by increasing awareness of the benefits of using our products to build mission-critical distributed and Web-based applications; the statement regarding our marketing efforts aimed at supporting our worldwide direct and indirect sales channels; the statement regarding our need to differentiate our products from Microsoft’s; the statement regarding our belief that a significant level of research and development is required to remain competitive and that we expect to continue to commit substantial resources to product development and engineering in future periods; that statement that our success depends upon our proprietary technology; the statement regarding our belief that backlog, as of any particular date, is not a reliable indicator of future performance;

(ii)

in Item 1A: the statement that we expect to experience significant fluctuation in our future revenues and operating results; the statement regarding our intent to make additional acquisitions in the future; the statement that we anticipate that we will continue to invest substantial resources to develop and market products; the statement regarding our belief that future growth is expected to be achieved through the implementation and introduction of our new product initiatives in AquaLogic, BPM and SOA and in our WebLogic Communications Platform and WebLogic RFID; the statement regarding our belief that our success depends upon continued expansion of our international operations; the statement regarding our expectation that revenue from the BEA WebLogic Server products, Tuxedo and related products and services will continue to account for the majority of our revenues in the immediate future; the statement regarding our belief that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended; the statement that we will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act; the statement regarding our initiative to recruit and train a large number of consultants employed by SI’s and to induce them to more broadly use our products in their consulting practices as well as seek distribution arrangements with additional ISVs to embed our WebLogic Server and other products in their products; that statement that we anticipate that the negative impact of seasonality on our first quarter will continue and this is likely to occur in our first quarter of fiscal 2007 ending April 30, 2006; the statement regarding our expectation that we will continue to be subject to legal proceedings and claims that arise in the ordinary course of our business; the statement that our market is characterized by continuing technological developments, evolving and competing industry standards and changing customer requirements; the statement regarding our continuing efforts to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices; the statement regarding our continuing efforts to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations; the statement regarding our continuing efforts to develop and roll out information technology initiatives; the statement regarding our intent to seek to expand our global organization, the hiring of qualified sales, technical and support personnel; the statement that we will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the notes payable and other indebtedness, future capital expenditures, payments on our operating lease and increased working capital requirements; the statement regarding our intention to assess the San Jose land for impairment at least annually or whenever events or circumstances indicate that the value of the land may be permanently impaired; the statement regarding our belief that our success is dependent upon our ability to attract and retain highly qualified skilled personnel; the statement that our ability to meet our debt service obligations will be dependent upon our financial and business performance; the statements regarding our minimum contractual obligations; the statement that stock options remain an important employee recruitment and retention took;

(iii)	in Item 2: the statement regarding our belief that our existing facilities will be adequate to meet our needs;

(iv)	in Item 3: the statement that we currently believe the amount of ultimate liability, if any, from legal proceedings will not materially affect us;

(v)	in Item 5: the statement regarding our intent not to declare any dividends; the statement regarding our intent to invest cash generated from operations to support our business;

(vi)	in Item 7: the statement regarding our anticipation that the negative impact of seasonality will continue; the statement regarding our belief that continued growth in customer support revenues is due to the fact that the installed base continues to grow and the renewal of their contracts; the statement that we periodically review the estimated remaining useful lives of our intangible assets; the statement regarding the fluctuation of the ranges of international revenues as a percentage of total revenue; the statement regarding anticipated amortization expenses; the statement regarding leased facilities; the statement regarding our intent to evaluate the realizability of deferred tax assets; the statement regarding our belief that our existing cash, cash equivalents, short and long-term investments and cash generated from operations will be sufficient to meet our current anticipated cash requirements; the statements regarding the effect of adoption of certain accounting policies; the statement regarding our belief that our tax positions are consistent with the tax laws in the jurisdictions in which we conduct business; the statement that we periodically review the estimated remaining useful lives of our acquired intangible assets; the statement that we test goodwill for impairment at least annually; the statements regarding our minimum contractual obligations;

(vii)	in Item 7A: the statement regarding the effect of adoption of certain accounting policies; the statement regarding our expectation to receive full principal and interest on investment securities; the statement that we currently believe the amount of ultimate liability, if any, from legal proceedings will not materially affect us; the statement regarding our expectation to forego approximately $20 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when FAS123R is implemented.

These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Our actual results could differ materially from those discussed in this Annual Report. Important factors that could cause or contribute to such differences include difficulties in developing new technologies; unanticipated delays in bringing our products to the market; product defects in the development phase that could cause delays; unanticipated shortages of cash available to invest in building relationships and expanding distribution channels; an unanticipated lack of resources to invest in increasing direct sales and support organizations; political instability; the inability to establish customer and product development relationships; difficulties of our services organization in providing a consistent level of support; unanticipated changes in key personnel; the possibility that customers will switch to competitors products; unanticipated shortages of cash to invest in product development; unanticipated delays in the completion of construction of the San Jose facility; unanticipated growth resulting in a shortage of space in existing facilities; uncertainty of the ultimate outcome of litigation; inherent uncertainty surrounding the litigation process and our inability to accurately predict the determination of complex issues of fact and law; unanticipated changes in laws or regulations requiring us to pay dividends; the inability to generate cash for operations to support our business; the risk that we may be required to expend more cash in the future than anticipated and may be unable to support our operations; difficulty in predicting size and timing of customer orders; unanticipated changes in our incentive structure; economic downturns; the risk that we may not be successful in obtaining orders from our customers; inability to predict the level of future sales of our products; unanticipated fluctuations in interest and foreign currency exchange rates; a downturn in our sales or defaults on payments by customers; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets; unanticipated difficulties in development of products with third parties; unanticipated costs and expenses arising from the leased facilities; unanticipated changes in tax regulations; unanticipated shortages of cash; uncertainties as to the effects of certain accounting policies; a lack of the required resources to invest in the development of existing and new products; substantial technological changes in the software industry; significant changes in customer preferences; risks and uncertainties associated with international operations, including economic downturns, trade balance issues, fluctuations in interest and foreign currency exchange rates; better than expected cash generated from operations; unanticipated difficulties in integration of our products with other ISV’s products; our inability to successfully retain or recruit executive officers and key personnel; a change in the level of importance of stock options to employee recruitment; delays in bringing new products or enhancements to market due to development problems; the risk that we may not be successful in obtaining new orders from major customers; uncertainty of suitable companies, divisions or products available for acquisition; unanticipated difficulties affecting management of growth; uncertainty as to the value of the San Jose land; uncertainties as to the prospect of future orders and sales levels; uncertainties as to the future level of sales and revenues; unanticipated operating and business expenses preventing us from meeting debt obligations; unanticipated interest changes and defaults on payments owed to us; changes in laws applicable to posting material on our website in accordance with the SEC; miscalculations with respect to stock compensation expenses; and other factors that could cause actual results to differ materially such as those detailed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Impact Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.” All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to us as of the filing date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in our Reports on Form 10-Q and our other SEC filings.

ITEM 1.	BUSINESS.

Overview

BEA® Systems, Inc. (“BEA” or the “Company”) is a world leader in enterprise application and service infrastructure software. Application infrastructure provides an important part of the foundational software necessary for enterprise applications to run reliably and securely, and to serve large numbers of users and process large numbers of transactions. Application infrastructure is deployed on top of the operating system and database in an enterprise server, and serves as a platform technology for either custom or packaged enterprise applications. Specifically, BEA Tuxedo and BEA WebLogic Server products perform functions such as load-balancing, failover protection and clustering, as well as keeping track of various elements of complex transactions, which provides high levels of reliability, availability, scalability and performance for enterprise applications. To meet a broader set of customers’ application infrastructure needs, BEA has leveraged its success in the application server market by expanding into complementary product categories that take advantage of the performance and features provided by the underlying application server. The application infrastructure markets consist of the application server market and products and related integration, portal, security, development, and operations, administration and management markets and product categories. Customer usage of application infrastructure is broadening into new use cases, such as radio frequency identification (“RFID”) and next generation telephony applications such as voice and video over internet protocol, and BEA has introduced application infrastructure products specialized for these customer uses.

More and more customers are migrating away from systems where users directly interface with a specific application, and towards systems where users interface with Web-based portals and composite applications, which in turn interface with several enterprise applications. This style of development is often referred to as Service-Oriented Architecture (“SOA”). This migration created the need for a new category of software, residing on top of enterprise applications and serving as the platform for portals and composite applications. This category of software is referred to as “service infrastructure.” Service infrastructure provides foundational capabilities such as the infrastructure for the portal itself to run reliably and service large numbers of users. Service infrastructure also provides support for automation of business processes, integration of applications and data into the portals, and management of the data and applications a specific user is allowed to access or the actions a specific user is allowed to take. In 2005, BEA introduced AquaLogic, a new family of products designed to address a variety of needs in the service infrastructure category. This product family includes an enterprise service bus, Web services management and registry, data integration services, an entitlements engine, additional security features such as auditing and single sign-on, business process management and portal infrastructure. BEA has developed significant features or product lines to address these markets and is in the process of developing and adding additional features and products.

BEA’s product market focus today has three main elements: (1) Selling a broad application infrastructure platform, with the individual elements tightly integrated into a single product, but also available for purchase as individual units. (2) Extending application infrastructure into newly emerging use cases such as RFID and next generation telecommunications services. (3) Selling a broad service infrastructure platform, with the individual elements tightly integrated into a single product, but available for purchase as individual units. BEA’s modular but tightly integrated approach allows us to service the application and service infrastructure markets by enabling customers to buy just the modules needed for a specific project and to easily unify and extend those modules into a platform as they deploy subsequent projects, or to buy the entire platform at once.

BEA has three primary families of products. The Tuxedo™ product family provides a proven, extremely reliable and scalable multi-language enterprise platform. The BEA WebLogic product family provides Java developers highly reliable and scalable application infrastructure software for building Web applications, Web services, business processes and portals, and application integration. The BEA AquaLogic product family offers a broad line of service infrastructure products to facilitate successful SOA implementations.

Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, pharmaceuticals, package delivery, and insurance. Our products serve as a platform, integration tool or portal framework for systems such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics, and hotel, airline and car rental reservations. In addition, we offer associated customer support, training and consulting services. Our products have garnered several awards and distinctions. In 2005, BEA WebLogic Server won the Java Developer’s Journal “Best Application Server” Readers Choice Awards. In January 2006, BEA WebLogic SIP Server received INTERNET TELEPHONY Magazine’s “Product of the Year” Award for 2005.

Licenses for our products are typically priced on a per-central processing unit (“CPU”) basis, but we also offer licenses priced on other bases. Our products are marketed and sold worldwide directly through a network of sales offices and the Company’s Web site, as well as indirectly through distributors, value added resellers (“VARs”) and partnerships with independent software vendors (“ISVs”), application service providers (“ASPs”), hardware original equipment manufacturers (“OEMs”) and systems integrators (“SIs”).

BEA employs more than 3,800 people, is headquartered in San Jose, California, and has 78 offices in 36 countries.

Products

BEA Tuxedo Product Family

BEA Tuxedo is an application infrastructure platform for applications written in the C, C++, and COBOL programming languages. BEA Tuxedo serves as the platform for large mission-critical transaction processing systems such as interbank transfers, ATMs, credit card transactions, telecommunication billing applications and enterprise financial systems. BEA Tuxedo provides the rugged platform required to run these high-volume applications across distributed, heterogeneous computing environments, enabling transactions that stretch from customer-facing, business-critical applications to back-office processes, across disparate systems and across the world. Applications written on BEA Tuxedo can be made available as Web services, enabling those applications to be accessed in a service-oriented architecture.

The WebLogic™ Family of Products

BEA WebLogic Enterprise Platform™

The BEA WebLogic Platform—which includes BEA WebLogic Server®, BEA WebLogic Portal™, BEA WebLogic Integration™ and BEA WebLogic Workshop™—is a leading application platform suite for developers building Web applications, Web services and portals, as well as enterprise application integration.

BEA WebLogic Server

BEA WebLogic Server is an enterprise-grade application server, based on Java standards and supporting applications written in the Java programming language. It provides the core functions necessary for Java applications, and also provides clustering of multiple servers, load balancing, caching, server migration and failover capabilities. These capabilities help meet enterprise applications’ availability, scalability and performance needs. BEA WebLogic Server also provides features such as advanced administration tools, reliable messaging, and support for popular development frameworks derived in open source communities, such as Spring and Apache Struts. In 2005, BEA WebLogic Server held the top three performance results in a popular public benchmark, and data from those benchmarks demonstrated that applications built on BEA WebLogic Server needed only half as much hardware to process a comparable number of transactions as our nearest competitor. This helps reduce the cost of building, operating and maintaining enterprise applications.

BEA WebLogic Portal

BEA WebLogic Portal provides a flexible and robust foundation for enterprise portals. Based on BEA WebLogic Server, BEA WebLogic Portal provides core functions necessary for scalable, reliable portals supporting large numbers of transactions. In addition, BEA WebLogic Portal supports standards-based integration of content and application functionality into portals, and provides tools to ease the creation and management of portals. BEA WebLogic Portal includes pre-integrated business services, such as content management, search, collaboration and commerce.

BEA WebLogic Integration

BEA WebLogic Integration delivers a standards-based ability to connect existing, disparate enterprise applications to produce a set of shared business services. Based on BEA WebLogic Server, BEA WebLogic Integration provides the core functions necessary for scalable, reliable connections between enterprise applications, supporting large numbers of transactions. By delivering shared business services independently from the underlying applications, enterprises can facilitate information access to multiple constituencies, such as employees, customers and partners. BEA WebLogic Integration also provides functionality such as modeling, automation and analysis of business processes, integration of internal applications, integration with trading partners, event-driven data flow inside the enterprise and with trading partners, data transformation between different formats, the ability to publish business processes as Web services for service-oriented architecture, and administration tools to monitor and manage system performance.

BEA Workshop

BEA Workshop provides professional tools for the development of service-oriented enterprise applications. BEA Workshop also enables development of portals, application integration and business process flows. BEA Workshop supports popular development environments and frameworks, such as Eclipse, Spring, Hibernate, Struts, Tiles and Java Server Frameworks.

BEA WebLogic Communications Platform

Historically, BEA’s primary role in the telecommunications industry has been to provide the platform for back-office and operational systems, such as billing and provisioning applications, call centers, and online customer self-service. Next-generation telecommunications services based on internet protocol are beginning to emerge, such as voice and video over internet protocol and data services. These services are specialized applications running on the internet. BEA believes the emergence of these next-generation services will create an opportunity to provide infrastructure to enable these services to run reliably, support large numbers of users and support large volumes of data flow.

To service this emerging opportunity, BEA introduced the BEA WebLogic Communications Platform, which is the first converged information technology and telecommuncations platform, providing core infrastructure capabilities in a carrier-class environment. The platform enables telecommunications carriers to deploy a wide variety of digital content and video services over wireless and wireline networks, including multimedia, real-time conferencing, multi-player gaming (with voice), real-time/interactive voting, click-to-call and unified messaging.

BEA WebLogic SIP Server™

BEA WebLogic SIP Server is a high-performance application server, which provides an integrated environment to support Java standards, internet standards such as HTTP, and emerging standards such as session initiation protocol (“SIP”) and internet protocol multi-media subsystems (“IMS”). BEA WebLogic SIP Server enables rapid development and delivery of next-generation, multimedia communication services. Through very strong technical integration with BEA WebLogic Server, the BEA WebLogic SIP Server offers the following key features:

•	Integrated J2EE-SIP application container

•	IMS support

•	Industry standards support

•	Carrier-grade performance

•	High availability, reliability and scalability

•	Multi-network interoperability

•	Rapid creation of innovative services

•	Mission critical manageability

BEA WebLogic Network Gatekeeper™

Next-generation systems enable telecommunications carriers to open their networks to third-party providers, for content and services such as news, sports scores, online banking, video streaming and interactive gaming. While opening their networks to third party providers, the telecommunications carriers remain responsible for managing network performance to ensure network availability, network reliability and prioritization of network traffic (such as 911 calls). BEA WebLogic Network Gatekeeper provides a carrier-grade, industry standards-based platform for policy-based network protection and application access control, to manage network performance. BEA WebLogic Network Gatekeeper also enables automated partner management and flexible billing management, to ease the process of deploying third party services into the network and billing for those services. Operators can utilize its dynamic traffic throttling, policy-based application access control, and network protection features to enhance performance of application and partner platforms, improve network stability and capacity, and increase revenues through prioritizing premium traffic.

BEA WebLogic RFID Product Family

Customer usage of application infrastructure is also beginning to broaden into the usage of radio frequency identification (“RFID”) for tracking of inventory, reusable assets, baggage and packages. RFID involves tagging items to be tracked with a small radio device, installation of readers in various locations to track the items, and creation of applications and computer systems to capture, analyze and use data provided by the tracking system. BEA’s WebLogic RFID edge and enterprise products deliver a standards-based RFID infrastructure platform designed to automate new RFID-enabled business processes. The combination of BEA’s RFID infrastructure technology and BEA’s application and service infrastructure products allow customers to capture RFID data and use that information in core applications.

BEA WebLogic RFID Edge Server

BEA WebLogic RFID Edge Server delivers a software infrastructure for developing, deploying, and managing robust RFID solutions. It allows customers to make RFID technology an integral part of their enterprise and realize the benefits that RFID offers, including improving supply chain visibility, automating business transactions and protecting inventory and assets.

BEA WebLogic RFID Enterprise Server

BEA WebLogic RFID Enterprise Server provides the standards-based infrastructure for centrally managing RFID data collected at the edge of an enterprise. It allows users to get a view of product movement data as well as enabling the central provisioning of RFID data in distributed tagging operations.

BEA JRockit

The Java Virtual Machine (“JVM”) is a key foundational technology of the Java platform—the technology responsible for Java’s hardware and operating-system independence. BEA JRockit JVM delivers a number of unique, industry-leading technological advances that improve system performance, application debugging and memory leak control.

BEA JRockit includes an automatic memory-management technique, the Deterministic Garbage Collector, designed to enable minimal transaction latency. This new capability helps enable the use of Java technology in highly-time sensitive applications such as financial trading, where Java was previously impractical due to unacceptable transaction latency.

BEA JRockit’s Mission Control suite of non-intrusive monitoring and debugging tools is designed to deliver a rich set of operational information with minimal overhead, helping enable application profiling and application debugging in production environments.

In addition, BEA JRockit delivers high performance with record-setting published benchmarks, a small memory footprint, quick start-up times, adaptive self-healing memory management, solid core processing and other features that help bring systems closer to zero downtime.

Other BEA WebLogic and Java Products

BEA offers several additional WebLogic and Java products for a variety of specialized uses.

BEA AquaLogic™ Family of Products

Rather than requiring users to serially log on to one application after another in order to accomplish various tasks, businesses are more and more offering users robust portals that draw data and application functionality from many sources. However, the flow of information across these different sources is stymied by the heterogeneous nature of the typical large enterprise. An enterprise might want to connect systems based on multiple platforms and technologies (mainframe, client/server, packaged applications, Web-based systems, J2EE, .NET, etc.). Connecting these disparate systems was difficult and required building and maintaining multiple point-to-point connections. This process is difficult and expensive to build and maintain. As a result, delivery of new business services that implement new ideas and business models has been slow.

Service-Oriented Architecture (“SOA”) has emerged as the leading information technology (“IT”) strategy for streamlining delivery of new business services. SOA is an approach to building enterprise systems that enables the discrete business functions contained in enterprise applications to be organized into interoperable, standards-based services that can quickly be combined and reused in composite applications and processes. Service infrastructure is a new class of software products designed for managing SOAs in environments using disparate technologies.

The BEA AquaLogic family delivers a broad line of service infrastructure products, to help enable and manage successful SOA deployment. The BEA AquaLogic family delivers a unified set of products that handles user interaction, messaging, service management, data unification, and security needs. BEA AquaLogic consists of these product lines:

BEA AquaLogic Messaging™

BEA AquaLogic Messaging provides foundation capabilities for discovery of web services that are available in a user’s environment, as well as management and governance of those services. This product line includes the BEA AquaLogic Service Bus™, an enterprise service bus and unified with web service management capabilities. The BEA AquaLogic Service Bus enables rapid configuration of integration between services and the dynamic definition and management of routing relationships, transformations, and policies.

The BEA AquaLogic Messaging product line also includes the BEA AquaLogic Service Registry™, a broad, standards-based framework for registering available web services. The BEA AquaLogic Service Registry, through an embedded governance framework, acts as a central location for managing the services life cycle. It makes an SOA more transparent by serving as the system of record where services may be published and discovered for reuse, either in composing new applications or in adapting current applications to changing user requirements.

BEA AquaLogic Data

This product line includes BEA AquaLogic Data Services Platform™ (formally known as Liquid Data for WebLogic), which enables data services that deliver unified, real-time views of data from disparate sources across the enterprise. BEA AquaLogic Data Services Platform enables the enterprise to easily build, modify, and reuse data services so that they may function as single access points for leveraging unified and consistent information.

BEA AquaLogic Security

BEA AquaLogic Security provides an open and adaptable infrastructure to provide certain security services to distributed applications in an SOA. This product line includes BEA AquaLogic Enterprise Security™

(formerly known as WebLogic Enterprise Security), which allows shared security services to be leveraged and reused across a heterogeneous enterprise, improving security and increasing efficiency. BEA AquaLogic Enterprise Security also delivers entitlement capabilities to more precisely control the protection of application resources, all while supporting changing business requirements.

BEA AquaLogic User Interaction™

BEA AquaLogic User Interaction (formerly part of the Plumtree Software Inc. product line) is an integrated set of products and tools used to create a variety of interactive solutions, such as portals and composite applications, that leverage the service infrastructure. This product line combines technologies such as collaboration, search, publishing, and business-process management with a cross-platform framework that enables the rapid assembly of services into new applications and their delivery to users.

BEA AquaLogic Business Service Interaction

Business processes represent the sequence of tasks that need to take place, and be approved, in order to accomplish a specific business function. The AquaLogic Business Service Interaction product line includes software that enables enterprises to model the tasks involved in a particular function, to model how those tasks and related data are implemented in various enterprise applications, and to model the human review and approvals needed in the process. AquaLogic Business Service Interaction enables enterprises to model business process, to automate the flow of tasks through a heterogeneous variety of enterprise applications, and to automate the process of seeking and obtaining human reviews and approvals in the process.

Customers

The total number of customers and end users of our products and solutions is greater than 15,000 worldwide. For a breakdown of our revenues by geographical region, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Revenues by Geographic Region.” Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2006, 2005 or 2004.

A representative list of BEA customers includes:

Telecommunications

AT&T, BellSouth, British Telecom, BT Global Services, Cablecom, China Telecom, ChungHwa Telecom, Cingular, Comindico, Covad, Dacom, Deutsche Telekom, Dish Networks, France Telecom, KDDI Corporation, Nextel, NTT, Orange, OZ, Telecom Personal, Telicom Italia, Telecom Italia Mobile, Telenor Mobile, Telstra, TIM Peru, Verizon, Virgin Mobile USA, Vodafone, and WilTel Communications.

Banking and Financial Services

Abbey National, ABN AMRO, Accredited Home Lenders, Allstate, AXA, Banc of America, Bank of China, Bank of New York, Bank One, Bank of Shanghai, Barclays, Bear Stearns, BNP Paribas, China Construction Bank, Citigroup, Credit Agricole, Credit Suisse, E*Trade, Emirates Bank, Erste Bank, Fannie Mae, First Franklin, Freddie Mac, HVB Systems, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Metlife, New York Board of Trade, Nordea, Northern Trust, OppenheimerFunds, Prudential UK, Robeco Direct, SanPaolo IMI, SBAB, S.W.I.F.T., Samsung Securities, TeleCash, TrueCredit, TrueLink, and Wells Fargo.

Government

Bureau of Labor & Statistics, China Post, Defense Information Systems Agency, Defense Logistics Agency, Federal Bureau of Investigation, Federal Communications Commission, Finland Post, Grants.gov, General Services Administration, Jefferson County, Le Forem, Modus Operandi, National Education Association, Poste

Italiane, UK Companies House, UK Driving Vehicle Licensing Agency, UK HM Customs & Excise, UK Inland Revenue, US Army, US Department of Defense, US Navy, and US Veterans Benefits Association.

Retail and Consumer Packaged Goods

Amazon.com, Anheuser-Busch, Archer Daniels Midland, AutoNation, Barnes & Noble, Beer.com, Best Buy, Bestfoods, BonusPrint, Circuit City Group, Coca-Cola, Fuji PhotoFilm, Hijos de Rivera, Interbrew, J Sainsbury, Japan Tobacco, Kellogg, Kohl’s, L’Oreal, Nestle, Nike, Office Depot, OfficeMax, PepsiCo, Philip Morris, Priceline.com, Procter & Gamble, Rubric, R.J. Reynolds Tobacco, Saks, Staples, Suntory, Target Corporation, Ticketmaster Online-CitySearch, Tricon Global Restaurants, Tyson Foods, Unilever, Walgreen and Winn-Dixie Stores.

Manufacturing

BMW Group, Boeing, DaimlerChrysler, Daewoong Pharmaceutical, Hewlett-Packard, Network Appliance, Oncology Therapeutics Network, Pfizer, Sun Chemical, StorageTek, Toshiba American Business Solutions, Toyota Australia.

Transportation, Travel and Logistics

Amadeus, APL, Asiana Airlines, Avis, British Airways, DHL Deutsche Post World Net, FedEx, Hotelzon, Jeppessen, Lufthansa Technik, Marriott, National Car Rentals, Northwest Airlines, Schiphol Airport, SNCF, Star Alliance, Starwood Hotels & Resorts, Toll Holdings, Turkish Airlines, Union Pacific, UPS, United Airlines, and USF.

Sales, Services and Marketing

Our sales strategy is to pursue opportunities worldwide, within large organizations and organizations that are automating business processes or adopting service-oriented architectures, primarily through our direct sales, services and technical support organizations. This direct sales strategy is complemented by indirect sales channels such as distributors, value-added resellers (“VARs”), hardware original equipment manufacturers (“OEMs”), independent software vendors (“ISVs”), application service providers (“ASPs”) and systems integrators (“SIs”).

Direct Sales Organization.    We market our software and services primarily through our direct sales organization. As of January 31, 2006, we had 2,349 employees in consulting, training, sales, support and marketing, including 604 quota-bearing sales representatives, located in 78 offices in 36 countries. We typically use a consultative sales model that entails the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Because our products are typically used as a platform or integration tool for initiatives and applications that are critical to a customer’s business, we focus our initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

Targeting Developers.    We also market our software directly to system, application and integration developers. We make developer copies of our tools and products available for free download at our Web site. In addition, we periodically provide developer training and trial licenses through technical seminars in various locations worldwide, including on-site at our larger customers. These licenses are restricted use and include limited technical support options. We also maintain a Developers’ Website, designed to create a community among developers who use our products, providing a forum to exchange technical information and sample code, as well as feedback to us on our products and industry directions that we should pursue.

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

System platform companies.    Our partners often act as resellers of our products, either under the BEA product name or integrated with the platform vendor’s own software products, or co-sell BEA products and recommend our products to their customers and prospects. Since July 2001, BEA and Intel have been jointly working to optimize our technology on Intel chip sets and jointly working on sales opportunities.

Packaged application software developers.    We license our software to packaged application software vendors. These vendors build on our software as an infrastructure for the applications they supply, helping improve these application’s reliability, scalability and portability across hardware operating systems and databases on which our platform runs. Customers can also easily integrate other applications built using our solutions with these packaged applications.

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

Services.    We believe that our services organization plays an important role in facilitating initial license sales and enabling customers to successfully architect, design, develop, deploy and manage systems and applications. Our services revenue comes from customer support and maintenance fees, as well as fees for consulting and training services.

Customer Support.    Fees for customer support are generally charged on an annual basis and vary by the level of support the customer chooses. BEA offers support via telephone, Web, e-mail and fax. In addition, customer support fees entitle the customer to unspecified product upgrades and maintenance updates on a when and if-available basis. Our support is available 24 hours per day, with support centers located around the world. We offer enhanced, mission-critical support, which may include features such as priority-call-response, personalized case monitoring and escalation management, release/patch management planning and training on best practices.

Consulting Services.    Fees for consulting services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed. Our services organization works directly with end user customers and also with SIs, to provide a variety of consulting services. Consulting services that we offer include application development, application migration, integration, architectural assessment and architectural validation. Consulting services generally do not involve customization of the core software products licensed and are not essential to the functionality of the software.

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

Competition

The market for application server, integration, portal, development tools, SOA software, and related software infrastructure products and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include IBM, which also offers operating system software, hardware and services as discussed below, and Oracle, which can bundle its competing products with their database, business applications and other software offerings at a discounted price. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration and portal software products and related services that may compete with products that we offer. Furthermore, software development tool vendors typically emphasize the broad versatility of their tool sets and, in some cases, offer complementary software that supports these tools and performs basic application server and integration functions. These tool vendors offer products that may compete with some of the features of our own product offerings. Finally, internal development groups within prospective customer organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than we have.

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

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to include and enhance certain application server and integration functionalities in its .NET technologies, which are included in the Windows operating system. Microsoft’s .NET technologies is a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration and Web Services markets and their proposed .NET alternative to Java could materially adversely affect our business, operating results and financial condition.

SAP entered the middleware market several years ago with its Netweaver product line. While not seen as being directly competitive with BEA middleware on a standalone basis, SAP has the significant advantage of bundling Netweaver with their business applications and could represent a larger competitive threat over time. Open source alternatives to BEA products that exist in the market and are offered free of charge can cause price pressure. While typically not as functionally robust, well documented, scalable or secure, winning against a free product can be difficult, if not impossible in some types of projects.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Oracle Corporation has been particularly aggressive in making acquisitions of software companies to enhance their enterprise application offerings and database, and competitive application server, integration and SOA products and has sought relationships with third parties that are also directly competitive to our products. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance and consulting and support services on terms favorable to us. Further, competitive pressures and open source availability of functional competitive software could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect upon our business, operating results and financial condition.

Product Development

Our total research and development expenses were approximately $182.3 million, $146.6 million and $140.9 million in fiscal 2006, 2005 and 2004, respectively. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The 24% increase in research and development expenses from fiscal 2005 to fiscal 2006 were due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, in particular WebLogic Server 9.0, the WebLogic Communications Platform and the AquaLogic product family, as well as the acquisition of several companies engaged in research and development activities. We believe that a significant level of research and development is required to remain competitive and we expect to continue to commit substantial resources to product development and engineering in future periods.

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

Backlog

Our aggregate backlog at January 31, 2006 was $445 million of which $379 million is included on our balance sheet as deferred revenue. Deferred revenue at January 31, 2006 is composed of (1) unexpired customer support contracts of $341 million, (2) undelivered consulting and education orders of $22 million and (3) license orders that have shipped but have not met revenue recognition requirements of $16 million. Off balance sheet backlog of $66 million at January 31, 2006 was composed of services orders received and not delivered of $35 million and license orders received but not shipped of $31 million. Our off balance sheet backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

Our aggregate backlog at January 31, 2005 was $357 million, of which $312 million is included on our balance sheet as deferred revenues. Deferred revenue at January 31, 2005 was composed of (1) unexpired customer support contracts of $281 million, (2) undelivered consulting and education orders of $22 million and (3) license orders which have shipped but have not met revenue recognition requirements of $9 million. Off balance sheet backlog at January 31, 2005 was $45 million and was primarily composed of services orders received and not delivered and license orders received but not shipped. The majority of our backlog at January 31, 2005 that was not included on our balance sheet consisted of customer support and consulting contracts.

We do not believe that backlog, as of any particular date, is a reliable indicator of future performance. We typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. Although it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, we frequently have license product orders which have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such license product orders may vary, we generally do not believe that the amount, if any, of such license product orders at the end of a particular quarter is a reliable indicator of future performance because, as noted above, such a large portion of our revenue is concentrated at the end of the quarter. In addition, the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading.

Employees

As of January 31, 2006, we had 3,878 full-time employees, including 1,078 in research and development, 2,349 in consulting, training, sales, support and marketing and 451 in administration. None of our employees are represented by a collective bargaining agreement, and we have never experienced any work stoppage. We consider our relations with our employees to be good.

Availability of this Report

We are a Delaware corporation incorporated in January 1995. Our Internet address is www.bea.com. On our Investor Information page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our Investor Information web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, BEA Systems, Inc., 2315 North First Street, San Jose, California 95131. All such filings are also available at the Securities and Exchange Commission Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the Public Reference Room may be obtained by calling the Securities Exchange Commission at 1-(800) SEC-0330.

The Securities and Exchange Commission also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the Securities and Exchange Commission which can be found at www.sec.gov.

ITEM 1A.    RISK FACTORS.

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

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	the rate of customer acceptance of our WebLogic Server 9.0, WebLogic Platform 8.1 products, WebLogic Communications Platform products, WebLogic RFID products, BEA AquaLogic products, business process management (“BPM) products, service oriented architecture (“SOA”) products and other recently introduced products or products to be introduced in the future, and any order delays caused by customer evaluations of these new products;

•	periodic difficult economic conditions, particularly affecting the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken significantly against the U.S. dollar;

•	the performance of our international business, which accounts for approximately half of our consolidated revenues;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of periodic uneven economic conditions and increased competition including open source or free competitive software;

•	our ability to develop, introduce and market new products and initiatives, such as our WebLogic Server 9.0, WebLogic Platform 8.1 products, WebLogic Communications Platform products, WebLogic RFID products, BEA AquaLogic products and our solutions framework program, on a timely basis and whether any such new products are competitive or accepted in the market;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic Communications Platform, WebLogic RFID products and WebLogic Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of periodic difficult economic conditions;

•	loss of key personnel or inability to recruit and hire qualified additional or replacement key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	the seasonality of our sales, which typically significantly adversely affects our revenue in our first quarter.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

A substantial portion of our revenues has been derived from large orders, as major customers deployed our products. License revenue contribution from transactions with license revenue greater than $1 million has ranged from approximately 20 percent to 40 percent of total license fees over the eight quarters ended January 31, 2006. In addition, in the quarters ended January 31, 2005, April 30, 2005, July 31, 2005, October 31, 2005 and January 31, 2006 there were 15, 18, 10, 19 and 31 product orders signed, respectively, each with a value of greater than $1 million. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarter ended April 30, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators, such as sales “pipeline” reports, about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly not until the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. Moreover, because we have previously implemented significant cost cutting measures, incremental additional cost cutting measures would be particularly difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, periodic adverse economic conditions, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

The seasonality of our sales typically have a significant adverse effect on our revenues in our first fiscal quarter.

Our first quarter revenues, particularly our license revenues, are typically lower than revenues in the immediately preceding fourth quarter. We believe this is because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a year. In addition, most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue and this is likely to occur in our first quarter of fiscal 2007 ending April 30, 2006. Moreover, because of this seasonality, even if we have a very strong fourth quarter in a particular year, the initial quarters in the next year could nevertheless still be weak on a year-over-year comparative basis, as well as on a sequential basis. This risk remains even if the amount of our deferred revenue and backlog is substantial at the close of the immediately preceding fourth quarter. This seasonality may harm our revenues and other operating results in our first quarter and possibly subsequent quarters as well, particularly if it is worse than we expect.

If we do not effectively compete with new and existing competitors, our revenues and operating margins will decline.

The market for application server, integration and SOA software, and related software infrastructure and specialty applications in communications and RFID products and services, is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace. These competitors include IBM, which also offers operating system software and hardware as discussed below, and Oracle, which can bundle its competing products with their database and other software offerings at a discounted price. In addition, certain application vendors, enterprise application integration vendors and other companies are developing or offering application server, enterprise application integration, portal, BPM and SOA software products and related services that may compete with products that we offer. Further, software vendors typically emphasize the broad versatility of their products and, in some cases, offer complementary software that supports and performs basic infrastructure application server, integration and SOA functions. These vendors offer products that may compete with some of the functions and features of our own product offerings. Finally, internal development groups within prospective customers’ organizations may develop software and hardware systems that may substitute for those we offer. A number of our competitors and potential competitors have longer operating histories, substantially greater financial, technical, marketing and other resources, greater name recognition and a larger installed base of customers than us.

Some of our competitors are also hardware vendors who bundle their own application server, integration and SOA software and related products with their computer systems and database vendors that advocate client/server networks driven by the database server. IBM is the primary hardware vendor with which we compete that offers a line of application server, integration, SOA and related software infrastructure solutions for their customers. Sun Microsystems is another hardware vendor which offers a line of application server, SOA and related software infrastructure solutions. IBM’s sale of application server, integration and SOA functionality along with its proprietary hardware systems requires us to compete with IBM, particularly with regard to its installed customer base, where IBM has certain inherent advantages due to its much greater financial, technical, marketing and other resources, greater name recognition and the integration of its enterprise application server, integration and SOA functionality with its proprietary hardware and database systems. These inherent advantages allow IBM to bundle, at a discounted price, application server, integration and SOA solutions with computer hardware, software and related service sales. In addition, IBM Global Services, a division of IBM and a large provider of consulting and information technology services, can influence their service customers’ choice of software products in favor of IBM’s. In addition, these advantages allow IBM to promote their competing products by selling at a discount their mainframe operating system software to their numerous mainframe hardware customers who purchase on a bundled basis IBM application server, integration and SOA software. Due to these factors, if we do not sufficiently differentiate our products based on functionality, reliability, ease of development, interoperability with non-IBM systems, performance, total cost of ownership and return on investment and establish our products as more effective solutions to customers’ technological and economic needs, our business, operating results, and financial condition will suffer.

In addition to its current products which include some application server functionality, Microsoft has announced that it intends to continue to enhance the application server, integration and SOA functionalities in its

.NET technologies. Microsoft’s .NET technologies use a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our Java based products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services and SOA environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with Microsoft and non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration, Web Services and SOA markets, as well as their ongoing efforts to enhance and expand the .NET technology program, could materially adversely affect our business, operating results and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Oracle Corporation has been particularly aggressive in making acquisitions of software companies to enhance their enterprise application offerings and database, and competitive application server, integration and SOA products and has sought relationships with third parties that are also directly competitive to our products. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us. Further, competitive pressures and open source availability of functional competitive software could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect on our business, operating results and financial condition.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to January 31, 2006, we recorded approximately $563.7 million as intangible assets and goodwill, of which approximately $339.7 million had been amortized or written off as of January 31, 2006. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. From June 2005 to March 2006, we acquired Plumtree Software, Inc., a substantial publicly traded software company, as well as five smaller companies in targeted cash acquisitions, each of which has presented an integration challenge to our business operations. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting products and operations including the maintenance of effective internal controls for the combined company, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from either shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $224.0 million at January 31, 2006, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

We face numerous additional risks in connection with the integration of Plumtree into our business, which may adversely affect our results of operations.

We face risks associated with integration of the businesses and operations of our company and Plumtree, which we acquired on October 20, 2005, and we may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated. For example, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. Also, charges to earnings resulting from the purchase accounting may adversely affect the market value of our common stock following the merger, as we will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In addition, we may develop new products that combine Plumtree’s products and intellectual property with our products and intellectual property. This may result in longer product development cycles, which may cause the revenue and operating income of our businesses to fluctuate and fail to meet expectations. To date, we have not completed our investigation into the challenges (technological, market-driven or otherwise) of developing and marketing these new products. We have also encountered disparities between the revenue recognition policies, product support offerings and sales force structure which have represented substantial additional challenges. There can be no assurance that we will be able to overcome these challenges, or that a market for such new products will develop after the merger. Therefore, the stand-alone results historically generated by Plumtree may not be indicative of expected results in the near term due to integration complexities, including changes in management and the timing of restructuring activities.

Plumtree derived a significant portion of its software license and service revenue from government customers. We have assumed Plumtree’s business with the United States government and other domestic and international public entities, including the risks associated with such business, including the susceptibility to unpredictable governmental budgetary and policy changes. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of our control, including the outbreak of hostilities overseas and domestic terrorism. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Recently, some of Plumtree’s government customers have experienced budgetary constraints due to decreased federal funding to state and local governments. Additionally, the government may require special intellectual property rights and other license terms generally more favorable to the customer than those typical in non-government contracts. These requirements involve more licensing cost and increased contract risk for us. The government procurement process in general can be long and complex and being a government vendor subjects us to additional regulations.

In addition, we have conducted an initial internal investigation into Plumtree’s compliance with, and we are subject to an ongoing review in relation to, Plumtree’s contract with the U.S. General Services Administration (“GSA”) which may adversely impact our financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its GSA contract, Plumtree may not have complied fully with the terms of the “Price Reductions” clause of such contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. BEA has reviewed this analysis and based on our assessment we have recorded $1.5 million as the fair value of the contingency as of October 20, 2005. In January, 2006 the Company completed its self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like the company to perform an additional review of the period from March 31, 2005 through June 30, 2005. The Company is currently assessing the GSA’s desire for this additional period, however as of January 31, 2006, the Company had not commenced such additional review and did not record any additional contingency accruals related to this issue. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on our financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations. As a result of the merger we have assumed the Plumtree GSA contract matters and are subject to the associated liabilities and risks.

Two securities class action lawsuits were filed stemming from the merger between us and Plumtree claiming an unspecified amount of damages. One of the actions, filed in California, sought an injunction against completion of the merger. That motion was denied and the case has now been stayed. The other action, filed in Delaware, has been inactive since the merger closed; there can be no assurance, however, that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed any liabilities of Plumtree resulting from the litigation.

We have a high debt balance and a significant portion of that high debt balance comes due in December 2006, which could result in substantial cash outflow, changes to our debt to equity ratio and constrict our liquidity.

At January 31, 2006, we had approximately $465 million of short-term convertible notes outstanding and long term debt of $215.0 million. The $465 million of convertible notes come due in December 2006 (the fourth quarter of fiscal 2007), and consequently, these notes have been reclassified to a current liability as of January 31, 2006. As a result, our working capital has been significantly impacted. The short-term convertible notes and long term debt have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the notes payable, and other indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. As of April 12, 2006, we have repurchased and retired an additional $210 million of the short-term convertible notes and consequently the outstanding balance is approximately $255.3 million. To the extent our stock price does not exceed $34.65 per share for a requisite number of trading days before December 2006 to permit us to effectively force the conversion of the convertible notes, we will be required to pay the remaining $255.3 million to redeem the remaining outstanding convertible notes in December 2006. Management may also decide to repurchase a portion of the outstanding bonds prior to maturity, which will impact liquidity. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the convertible notes and the notes payable at maturity, we could attempt to refinance these debt obligations, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all.

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

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a Web-based computing environment or SOA. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, implementation of SOA rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multimillion dollar license transactions. For example, in the quarters ended January 31, 2005, April 30, 2005, July 31, 2005, October 31, 2005 and January 31, 2006, there were 15, 18, 10, 19 and 31 product orders signed, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. Periodic economic difficulties in our key markets has also contributed to increasing the length of our sales cycle. Finally, the introduction of WebLogic Platform 8.1 and 9.0, AquaLogic and other products and implementation of our products for SOA have contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our WebLogic Platform 8.1, WebLogic Server 9.0, WebLogic Communications Platform, BEA AquaLogic and other recently introduced products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In January 2005 we released the first product of our WebLogic Communications Platform. In June 2005, we introduced the BEA AquaLogic group of products and enhanced them with products from the Plumtree acquisition for our SOA offerings and in August 2005, we introduced WebLogic Server 9.0. We have invested substantial resources to develop, acquire and market these products, and anticipate that this will continue. If these products and our other products currently in development do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, WebLogic Platform 8.1 after introduction were contributing factors to our reported license revenue for our quarter ended July 31, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because our new products generally offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our new products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas accounted for 48.1 percent, 50.3 percent, and 45.9 percent of our total revenues for the years ended January 31, 2006, 2005 and 2004, respectively. We sell our products and services through a network of branches and subsidiaries located in 36 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. For example, a strengthening of the U.S. dollar could have an unexpected adverse impact on our international revenue. This is particularly relevant with regards to our sales generated in the EMEA region where the U.S. dollar has recently been exceptionally weak relative to European currencies. The EMEA region accounted for 33.1 percent of our revenue for the year ended January 31, 2006, and if the value of the U.S. dollar relative to the European currencies were to significantly increase, it would have an unexpected adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East, geopolitical instabilities on the Korean peninsula and other parts of Asia and a backlash against U.S. based companies may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server products, Tuxedo and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server products, Tuxedo or related services, such as a periodic difficult economic conditions, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. In particular, with regard to Tuxedo, we have recently experienced a decline in the percentage of our license revenue generated by Tuxedo, as well as a decline in the absolute dollar amount of revenue generated by Tuxedo. If this trend were to continue or worsen, it would have an adverse impact on our revenue, profit and other operating results.

Our future growth is expected to be achieved through the implementation and introduction of our new product initiatives in AquaLogic, BPM and SOA and in our WebLogic Communications Platform and WebLogic RFID. A substantial part of our AquaLogic and BPM products were derived from the Plumtree acquisition and our SOAs offerings depend on success of these products. There are substantial risks that we will be able to integrate these acquired products and organizations in an effective or timely way to provide products that will be acceptable or successful in the market. All of these new product initiatives have substantial, entrenched competitors with greater resources and experience in these product areas. There can be no assurances that all or any of these new products will be successful and contribute to profitability or growth.

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

The FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123R”), Share-Based Payment, replacing FAS 123 which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and requires that such transactions be accounted for using the fair value based method. Accordingly, we will be required to expense stock options granted in fiscal periods commencing February 1, 2006. When we record an expense for our stock- based compensation plans using the fair value method, we will have significant compensation charges. For example, for the years ended January 31, 2006, 2005 and 2004, had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share would have been reduced by $0.17, $0.30 and $0.39 per share, respectively.

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

In addition, when we begin to expense stock option grants under FAS 123R for fiscal periods commencing after January 31, 2006, we will have significant accounting charges that will make it substantially more likely we could experience net losses.

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

We have evaluated and will continue to evaluate our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires an annual management assessment of the design and operating effectiveness of our internal controls over financial reporting and a report by our Independent Registered Public Accounting Firm addressing this assessment. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

If the markets for application servers, application platform, application integration, portal, BPM, SOA and related application infrastructure software and Web services decline or do not grow as quickly as we expect, our revenues will be harmed.

We sell our products and services in the application server, application platform, application integration, portal, BPM, SOA and related application infrastructure markets. These markets are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications and SOA. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology and SOA. The markets for application server, application platform, portal, application integration, web services, BPM and SOA and related services and technologies may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of periodic economic difficulties affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

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

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, such as SOA, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products and initiatives (such as our BEA AquaLogic, WebLogic Platform 8.1, WebLogic Communications Platform, WebLogic Integration 8.1, and WebLogic Sever 9.0 products and our SOA and solutions frameworks initiatives) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because most operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to or introduce products for other standards and technologies, such as Microsoft .Net, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop, acquire and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

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

We have experienced substantial growth since our inception in 1995. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 3,878 employees in 78 offices in 36 countries at January 31, 2006. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

If we lose key personnel or cannot hire enough qualified personnel, it will adversely affect our ability to manage our business, develop, acquire new products and increase revenue.

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

Stock options remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123 (R). Our employees are critical to our ability to develop and design software that advances our technology, increase our sales goals and provide support to customers.

Recent shareholder proposals that were approved at our annual shareholder meeting may result in difficulty retaining directors and may encourage potential hostile acquirers of the Company which maybe significantly disruptive to our Board, management and operations.

At our most recent annual stockholder meeting, a stockholder proposal to amend our corporate governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of shares issued and outstanding of stockholders and a stockholder proposal to take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby all directors would be elected annually, instead of for a three-year period by classes, were approved. If our Board of Directors takes steps to implement these proposals, they may result in difficulty in retaining directors and difficulty in electing a full board and may encourage potential hostile acquirers of BEA which may or may not be significantly disruptive to our Board, management and operations.

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Our provision for income taxes is based on jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. It is possible that these positions may be challenged which may have a significant impact on our effective tax rate.

We could incur substantial charges to our consolidated statement of operations if we were to commit to a plan to sell and take related actions with regard to the 40-acre parcel of land in San Jose, California that is recorded on our balance sheet.

We purchased a 40-acre parcel of land adjacent to our current corporate headquarters in San Jose (the “San Jose land”) to construct additional corporate offices and research and development facilities; however, we have suspended our construction initiatives. The San Jose land is treated as a held and used asset. If management were to commit to a plan to sell the San Jose land, the plan was put in motion and the sale of the San Jose land was probable, the San Jose land may then meet the criteria to be treated as a “held for sale” asset. If the San Jose land’s fair market value at that time was less than the carrying value of $306.6 million, we would have to write-down the carrying value of the San Jose land, which could result in substantial charges to our consolidated statement of operations of up to the carrying value of $306.6 million.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None

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

ITEM 3.    LEGAL PROCEEDINGS.

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al., CA No. 1577-N, was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al., No. CGC 05-444355 was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. These can be no assurance, however, that we will be successful in our defense of this action.

In the Keitel Action, plaintiffs sought an injunction against completion of the merger. That motion was denied and the case has now been stayed. The Globis Action has been inactive since the merger closed; there can be no assurance, however, that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed any liabilities of Plumtree resulting from the litigation.

The Company is subject to legal proceedings and other claims that arise in the ordinary course of business, such as those arising from domestic and foreign tax authorities, intellectual property matters and employee related matters, in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations or liquidity, the ultimate outcome could be material to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since our initial public offering on April 11, 1997, our common stock has traded on the NASDAQ National Market under the symbol “BEAS”. According to our transfer agent, we had approximately 848 stockholders of record as of March 31, 2006.

The following table sets forth the high and low sales prices reported on the NASDAQ National Market for our common stock for the periods indicated:

	Low	High
Fiscal year ended January 31, 2006:
Fourth Quarter	$8.75	$10.85
Third Quarter	8.09	9.67
Second Quarter	6.86	9.41
First Quarter	6.78	8.94

Fiscal year ended January 31, 2005:
Fourth Quarter	$7.89	$9.86
Third Quarter	5.92	8.20
Second Quarter	6.02	11.50
First Quarter	11.32	14.29

We have never declared or paid any cash dividends on our common stock. We currently intend to invest cash generated from operations, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be as determined by of our Board of Directors.

Issuer Purchases of Equity Securities

Stock Repurchases:

The following table summarizes our stock repurchase activity including broker commissions for the three months ended January 31, 2006

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum dollar value of shares that may yet be purchased under the share repurchase program[1]
Month #1 November 1-30, 2005	—	—	—	—
Month #2 December 1-31, 2005	1,527,885 shares	$8.93 per share	57,942,697 shares	$121.7 million
Month #3 January 1-31, 2006	—	—	—	—

Total	1,527,885 shares	—	57,942,697 shares	$121.7 million

(1)	In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004 and March 2005, the Board of Directors approved repurchases of up to an additional $200.0 million (an aggregate of $600.0 million) of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date.

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	As of or for the fiscal year ended January 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Total revenues	$1,199,845	$1,080,094	$1,012,492	$934,058	$975,893
Certain expense amounts that impact the trend of net income (loss) and net income (loss) per share:
Total intangible asset impairment charges(1)	—	1,096	—	—	80,150
Total facilities consolidation and severance charges(2)	772	8,165	—	—	40,453
Amortization of goodwill(3)	—	—	—	—	46,384
Acquisition-related in-process research and development(4)	4,600	—	—	—	—
Net income (loss)	142,743	131,056	118,674	83,876	(35,678)
Net income (loss) per share:
Basic	0.37	0.32	0.29	0.21	(0.09)
Diluted(5)	0.36	0.32	0.28	0.20	(0.09)
Total assets(6)	2,475,531	2,348,394	2,218,246	1,809,959	1,659,951
Long-term obligations(7)	227,388	780,194	753,284	554,215	553,135

(1)	Total intangible asset impairment charges of $80,150 recorded in fiscal 2002 were related to the impairment of certain acquired intangible assets and goodwill, $7,082 of which was recorded as a cost of revenues and $73,068 of which was recorded as operating expenses. Total intangible asset impairment charges of $1,096 recorded as a cost of license fees in fiscal 2005 were related to the impairment of certain acquired intangible assets.
(2)	Of the total facilities consolidation and severance charges of $40,453 recorded in fiscal 2002, $2,461 was recorded as cost of revenues and $37,992 was recorded as operating expenses. The total facilities consolidation charge of $8,165 recorded in fiscal 2005 was recorded as operating expenses. The total facilities consolidation charge of $0.8 million recorded in fiscal 2006 was recorded as operating expenses.
(3)	We ceased the amortization of goodwill at the beginning of the fiscal year ended January 31, 2003 due to the adoption of a new accounting standard. The new accounting standard was applied prospectively and prior period amounts were not restated.
(4)	We wrote-off $4.6 million of acquisition-related in-process research and development in connection with the Plumtree Software, Inc. acquisition in fiscal 2006.
(5)	The computation of diluted Net income (loss) per share does not assume the conversion of the outstanding Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 13.4 million shares of common stock, as such impact would be antidilutive for these periods.
(6)	As a result of the adoption of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, (“FIN 46”), we consolidated our interest in the leasing entity associated with the San Jose land, increasing property and equipment and total assets by approximately $294.6 million in fiscal 2004 compared to fiscal 2003. There was no cumulative effect of the accounting change on August 1, 2003 because the San Jose land is a non-depreciable asset and the total carrying costs recorded by BEA in connection with the San Jose land from the date the land was acquired in February 2001 through July 31, 2003 would have been the same under the FIN 46 accounting treatment.
(7)	Excludes any long-term deferred tax liabilities.

No cash dividends have been declared or paid and no redeemable preferred stock was outstanding in any period presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

During fiscal 2006, revenues increased 11 percent from fiscal 2005 due to an increase in both license and services. Management believes that this revenue growth was driven by our three key go-to-market initiatives and increased demand for our products. The go-to-market initiatives were: (1) expanding our enterprise account program, (2) expanding our solutions frameworks program and (3) expanding our Americas value-added reseller (“VAR”) channel. The increased demand for our products was driven by improved demand for our core WebLogic product family and the introduction of our new product family, AquaLogic. A significant portion of the AquaLogic growth was contributed by the acquisition of Plumtree Software, Inc. (“Plumtree”), which was acquired in October 2005, and the remainder was due to new product introductions. Fiscal 2006 revenues increased 11 percent compared to fiscal 2005 due to a 6 percent increase for license revenues and a 15 percent increase for services revenue (customer support, consulting and education). The increase in services revenue was primarily due to an increase in the customer support revenues. Geographically, the Americas (U.S., Canada, Mexico and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”), all reported revenue growth year over year.

Though most expenses increased in absolute dollars, they remained relatively consistent year over year as a percentage of revenues, with the exception of research and development (“R&D”) and general and administrative expenses (“G&A”). The increase in R&D was due to continued investment in a new product cycle manifested primarily through compensation related expenses from acquisitions as well as organic growth. G&A increased primarily due to certain legal expenses, tax services and compensation related expenses. Additionally in 2006, our international revenues and profitability, which both grew year over year, did not benefit from exchange rates, whereas in fiscal 2005, our revenues and profitability significantly benefited from exchanges rates.

On October 20, 2005, BEA systems acquired all the outstanding shares of Plumtree Software, Inc. (“Plumtree”), a publicly held software company headquartered in San Francisco, California. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Under the terms of the merger agreement dated August 22, 2005, Plumtree stockholders received $5.50 per share in cash for each outstanding share of Plumtree stock. In addition, vested Plumtree stock option holders received cash equal to the difference between $5.50 per share and the exercise price of the vested employee stock options. Unvested employee stock options to purchase Plumtree common stock were converted into options to purchase shares of BEA common stock for employees continuing their employment with the combined Company. Plumtree’s portfolio features the industry’s only cross-platform portal, running on both J2EE and .Net. By combining the Plumtree and BEA portal portfolios, BEA’s intention is to be able to better provide customers with improved enterprise productivity by offering both collaborative and transactional portals across multiple platforms and application servers.

In addition to Plumtree, in fiscal 2006, we completed four acquisitions of small private companies purchased primarily for the value that their technology components are expected to add to our product families. All acquisitions were cash-based transactions. Subsequent to January 31, 2006, we purchased Fuego Inc. for approximately $87.5 million plus amounts for certain retention bonuses in a cash-based transaction.

Effective January 30, 2006, the Company accelerated the vesting of unvested and “out of the money” stock options previously awarded to employees and officers of the Company with option exercise prices greater than $10.72. Options held by non-employee directors were unaffected by the vesting acceleration. Options held by the Company’s CEO and other executive officers were eligible for accelerated vesting subject to a Resale Restriction Agreement imposing limitations on the sale of such accelerated options equivalent to the pre-acceleration vesting schedule. Three executive officers participated in the acceleration and the related resale restriction and the remaining executive officers declined the acceleration. Certain international locations were excluded from the acceleration because it would have had a negative tax impact to the employees. The Company accelerated options that with an exercise price of $10.72 or higher (stock price at the close of business on January 30, 2006) which comprises approximately 4 percent of total outstanding options. This acceleration was done in anticipation of implementing FAS123R and the Company expects to forego approximately $20 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when FAS123R is implemented.

During fiscal 2006, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the American Jobs Creation Act (the “Jobs Act:”) to repatriate $169.6 million in foreign earnings in fiscal 2006. The Company repatriated $169.6 million under the Jobs Act in fiscal 2006 and recorded tax expense in fiscal 2006 of $10.4 million related to this repatriation dividend.

During fiscal 2005, revenues increased from fiscal 2004 primarily due to continued increases in our customer support revenues, as well as favorable foreign exchange rate impacts resulting from the translation of our international revenues into U.S. dollars. Revenues increased 21.5 percent for services (customer support, consulting and education) and declined 7.3 percent for licenses. EMEA and APAC reported revenue growth, whereas, the Americas revenues declined. Most expenses increased in absolute dollars, but remained fairly consistent year over year as a percentage of revenues. Additionally, our international revenues and profitability benefited from foreign currencies strengthening against the U.S. Dollar. In fiscal 2005, changes in exchange rates resulted in increased revenues of $45.6 million and increased expenses of $25.5 million when compared with international results translated at rates in effect during the prior year.

Seasonality.    Our first fiscal quarter license revenues are typically lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a year. In addition, many of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue. Our cash flows and deferred revenue balances also tend to fluctuate seasonally based in-part by the seasonality of our license business.

Due to the seasonality of license revenue, a greater than proportional amount of our customer support contracts are renewed in the fourth quarter, which leads to a significant increase in deferred customer support revenue in the fourth quarter. The recognition of this deferred revenue occurs over the following four quarters and consequently deferred revenue generally declines in the first three quarters of the next fiscal year. Due to the significant increase in deferred customer support revenue balance in the fourth quarter, there is a greater than proportional cash collection of the respective receivables that occurs in the fourth quarter and the first quarter of the following fiscal year. Consequently operating cash flow is seasonally strong in the fourth quarter and first quarter and weaker in the second and third quarters of a fiscal year.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of operations as a percentage of total revenues for the fiscal years ended January 31, 2006, 2005, and 2004.

	Fiscal year ended January 31,
	2006	2005	2004
Revenues:
License fees	42.6%	44.7%	51.5%
Services	57.4	55.3	48.5

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees(1)	7.8	8.1	9.1
Cost of services(1)	31.7	32.4	38.6

Total cost of revenues	21.5	21.5	23.4

Gross margin	78.5	78.5	76.6
Operating expenses:
Sales and marketing	36.7	37.6	37.8
Research and development	15.1	13.6	13.9
General and administrative	9.0	8.4	7.7
Restructuring charges	0.1	0.8	—
Acquisition-related in-process research and development	0.4	—	—

Total operating expenses	61.3	60.4	59.4

Income from operations	17.2	18.1	17.2
Interest and other, net	0.8	(0.8)	(0.5)

Income before provision for income taxes	18.0	17.3	16.7
Provision for income taxes	6.1	5.2	5.0

Net income	11.9%	12.1%	11.7%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Fiscal year ended January 31,			Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
	2006	2005	2004
Total revenues	$1,199,845	$1,080,094	$1,012,492	11.1%	6.7%

Our revenues are derived from fees for software licenses and services. Services revenue are comprised of customer support, education and consulting. Total revenue growth from fiscal 2005 to fiscal 2006 was 11.1 percent, which was comprised of a 15.3 percent increase in services and a 5.9 percent increase in licenses. Management believes that this revenue growth was driven by our three key go-to-market initiatives and increased demand for our products. The increased demand for our products was driven by improved demand for our core WebLogic product family and the introduction of our new product family, AquaLogic, which includes the products acquired through the purchase of Plumtree on October 20, 2005. Our services revenue continued to grow primarily due to increases in customer support revenues. Revenue growth from fiscal 2004 to fiscal 2005 was 6.7 percent, which was comprised of a 21.5 percent increase in services revenue offset by a 7.3 percent decrease in license revenue. Management believes the continued growth in customer support revenue is due to the combination of the annual growth of our installed base from additional license sales and the renewal of annual support contracts within a significant portion of the overall installed base each year. Revenues in fiscal 2005 were positively impacted by exchange rates. Fiscal 2005 revenues, when translated at a constant exchange rate from the same period in the prior year would have been $1.035 million.

Geographically, the Americas revenue contribution as a percentage of total revenue exceeded International revenues (“International” is defined as EMEA and APAC). Americas contributed 51.9 percent of the revenues in fiscal 2006 compared to 49.7 percent in fiscal 2005 and 54.1 percent in 2004. International contributed 48.1 percent of the revenues in fiscal 2006 compared to 50.3 percent in fiscal 2005 and 45.9 percent in fiscal 2004. Additionally in 2006, our International revenues and profitability, which both grew year over year, did not benefit from exchanges rates, whereas in fiscal 2005, our revenues and profitability significantly benefited from exchanges rates. In fiscal 2005, total revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $1,034.5 million, or a 2.2 percent increase over the same period in fiscal 2004. Many factors that impact our growth are beyond our control and there can be no assurance that our revenues will grow in the future.

License fees (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
License fees	$511,549	$483,138	$521,047	5.9%	(7.3)%

Management believes the increase in license revenues from fiscal 2005 to fiscal 2006 was due to the success of the three key go-to-market strategies, improved demand for our core WebLogic product family, and market acceptance of AquaLogic, our new product family. America’s license revenue grew approximately 12.1 percent compared to fiscal 2005 due to the three key go-to-market strategies being primarily focused on the Americas region. In addition, APAC license revenues grew 8 percent due to improved demand for the WebLogic product family. Quarterly revenue contribution from transactions with license fees greater than $1 million was within the range of 24 percent to 38 percent for fiscal 2006 and there were no individual transactions with a license value greater than $10 million during fiscal 2006. Lastly, foreign exchange rates did not have a significant impact on fiscal 2006 compared to fiscal 2005.

Management believes the decline in license revenues from fiscal 2004 to fiscal 2005 was related to economic factors, IT spending, level of acceptance of our product and competitive conditions. Management believes the challenging market conditions in the Americas and the rate of market acceptance of WebLogic Platform 8.1 impacted fiscal 2005 license revenues. In addition, Tuxedo revenues declined approximately 23.0 percent (or $18.6 million) when comparing fiscal 2005 to fiscal 2004. There were no individual transactions with a license value greater than $10 million during fiscal 2005, but, we did have one large transaction with a license value greater than $10 million during fiscal 2004. These factors were partially offset by positive changes in foreign exchange rates. Fiscal 2005 license fees when translated at a constant exchange rate from the same period in the prior year would have been $463.6 million, or a decline of 11.0 percent compared to fiscal 2004.

Our business model generally results in smaller deals being seeded into our customers with a goal that these customers will enter into larger more significant transactions over time. Consequently, we have a significant number of small and midsize deals. We have also seen a generally increasing trend toward multi-million dollar licensing arrangements since fiscal 2002. Management believes transactions greater than $1 million constitute a significant portion of total license revenue and these transaction have an inherent volatility related to the timing and size of such transactions, which increases the risk that reported results may differ from expected results.

Services revenue

The following table provides a summary of services revenue (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
Consulting and education revenues	$145,572	$134,371	$117,283	8.3%	14.6%
Customer support revenues	542,724	462,585	374,162	17.3	23.6

Total services revenue	$688,296	$596,956	$491,445	15.3%	21.5%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support revenues consist of fees for annual maintenance contracts typically priced as a percentage of the license fee and are recognized ratably over the term of the agreement (generally one year). Exchange rates did not have a significant impact on total services revenue in fiscal 2006, however, total services revenue for fiscal 2005 and 2004 when translated at a constant exchange rate from the same period in the prior year would have been $570.9 million and $464.4 million, respectively, an increase of 16.2 percent and 11.1 percent increase over the prior fiscal year.

The significant increases in customer support revenues in each of fiscal 2004, fiscal 2005. and fiscal 2006 was driven primarily by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. The increase in consulting and education revenues from fiscal 2005 to fiscal 2006 was primarily due to an increase in consulting services performed in the Americas. Management believes this increase was due to incremental revenues generated by Plumtree subsequent to the acquisition in October 2005, increased demand around solutions frameworks and the introduction of new consulting programs into our enterprise accounts.

The increase in consulting and education revenues from fiscal 2004 to fiscal 2005 was primarily due to an increase in consulting services performed in the Americas and EMEA. Management believes the increase in consulting revenues from fiscal 2004 to fiscal 2005 was due to demand related to our new WebLogic family of products, which were released in the spring and summer of 2003. In fiscal 2005, this demand resulted in consulting billable headcount increasing (due to additional employees as well as increased use of third party contractors) to meet customer requirements. In addition, we believe consulting revenues increased in fiscal 2005 due to improved productivity resulting from a change in our consulting business model.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Fiscal 2006	Fiscal 2006 (percentage of consolidated total revenues)	Fiscal 2005	Fiscal 2005 (percentage of consolidated total revenues)	Fiscal 2004	Fiscal 2004 (percentage of consolidated total revenues)
Americas	$622,624	51.9%	$536,564	49.7%	$547,875	54.1%
EMEA	397,815	33.1	383,328	35.5	307,123	30.3
APAC	179,406	15.0	160,202	14.8	157,494	15.6

Total revenues	$1,199,845	100.0%	$1,080,094	100.0%	$1,012,492	100.0%

For each of the twelve fiscal quarters included in the three fiscal years ended January 31, 2006, International revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges are expected to continue to fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and other factors.

In fiscal 2006, the percentage of total revenue contribution from the Americas increased to 51.9 percent from 49.7 percent when compared to the prior year. The increase in the Americas revenue for fiscal 2006 compared to fiscal 2005 was comprised of a 12.1 percent increase in license revenue and a 19.0 percent increase in services revenue. Management believes the increase in Americas revenues was due to the success of the three key go-to-market strategies, improved demand for our core WebLogic product families, and market acceptance of AquaLogic, our new product family. The increase in Americas services revenue was due to increases in customer support revenues and consulting and education revenues of 20.1 percent and 15.3 percent, respectively. In fiscal 2005, the percentage of total revenue contribution from the Americas and EMEA shifted slightly when compared to prior years. The decline in the Americas revenues from fiscal 2005 compared to fiscal 2004 was comprised of a 20.8 percent decline in license revenue offset by a 19.6 percent increase in services revenue. Management believes the decline in Americas license revenue was due to challenging IT market conditions, reduced contribution from large transactions, and the rate of market acceptance of WebLogic Platform 8.1. The increase in Americas services revenue was due to increases in customer support revenues and consulting and education revenues of 18.5 percent and 23.1 percent, respectively.

EMEA’s revenues increased by $14.5 million and $76.2 million when comparing fiscal 2006 to fiscal 2005 and fiscal 2005 to fiscal 2004. The increase in total EMEA revenues for fiscal 2006 compared to fiscal 2005 was due to growth in the services business of 9.7 percent offset by a slight decline in license revenue of 4.1 percent. France, Germany, Finland and Spain had strong license and services growth in fiscal 2006 compared to fiscal 2005. The increase in services revenue in 2006 was due to a 13.9 percent increase in the customer support revenues across EMEA. The decline in license revenues in 2006 was due primarily to an unfavorable foreign exchange rate impact and a very strong prior year of license sales. Our revenues in EMEA in fiscal 2006 were negatively impacted by the weakening of certain foreign currencies against the U.S. dollar, particularly the Euro and the British Pound. In fiscal 2006, the decline in revenues due to the weakening foreign currencies in EMEA was $4.4 million, respectively, when translated on a constant currency basis. The increase in total EMEA revenues for fiscal 2005 compared to fiscal 2004 was due to growth in both the license and services business and was primarily due to strong performances in the North, South and Nordic sub-regions. Our revenues in EMEA in fiscal 2004 and 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, particularly the Euro and the British Pound. In fiscal 2004 and fiscal 2005, the increase in revenues due to strengthening foreign currencies in EMEA was $39.8 million and $35.5 million, respectively, when translated on a constant currency basis.

APAC’s revenues increased by $19.2 million and $2.7 million when comparing fiscal 2006 to fiscal 2005 and fiscal 2005 to fiscal 2004, respectively. The increase in total APAC revenues for fiscal 2006 compared to fiscal 2005 was due to growth in all revenue streams and across the region. License revenues increased 8.1 percent and services revenue increased 16.6 percent, which also included a 15.9 percent increase in the customer support revenues across the region. APAC revenues were not significantly impacted by exchange rates in fiscal 2006. Our revenues in APAC in fiscal 2004 and 2005 were favorably impacted by the strengthening of certain foreign currencies against the U.S. dollar, particularly the Yen. In fiscal 2004 and fiscal 2005, the increase in revenues due to strengthening foreign currencies in APAC was $7.5 million and $8.0 million, respectively. In constant currencies, APAC experienced a decline of 3.4 percent in total revenues comparing fiscal 2004 to fiscal 2005. A significant contributor to this overall decline in APAC revenue was a 6.0 percent decline in license revenues, primarily attributable to declines in Japan and the China region, offset by a 12.5 percent increase in services revenue, which was fairly consistent across the APAC region and primarily related to customer support revenues.

Deferred revenue and backlog

The following table sets forth the components of deferred revenue (in thousands):

	January 31
	2006	2005
License fees	$16,133	$9,370
Services	362,990	302,940

Total deferred revenue	$379,123	$312,310

Deferred revenue, as of January 31, 2006, was comprised of (1) unexpired customer support contracts of $341 million, (2) undelivered consulting and education orders of $22 million and (3) license orders that have shipped but have not met revenue recognition requirements of $16 million. Off balance sheet backlog, which represents an unaudited operating measure, was comprised of services orders received and not delivered of $35 million and license orders received but not shipped of $31 million. At January 31, 2006, our aggregate backlog (deferred revenue and off balance sheet backlog) was $445 million of which $379 million is included on our balance sheet as deferred revenue. Our off balance sheet backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

Deferred revenue, as of January 31, 2005, was comprised of (1) unexpired customer support contracts of $281 million, (2) undelivered consulting and education orders of $22 million and (3) license orders that have shipped but have not met revenue recognition requirements of $9 million. Off balance sheet backlog, which represents an unaudited operating measure, was $45 million and was primarily comprised of services orders received and not delivered and license orders received but not shipped. The majority of our backlog that was not included on our balance sheet consisted of customer support and consulting contracts. At January 31, 2005, our aggregate backlog was $357 million of which $312 million is included in our balance sheet as deferred revenue.

Management does not believe that backlog, as of any particular date, is a reliable indicator of future performance. BEA typically receives and fulfills most of the orders within the quarter, and a substantial portion of the orders, particularly the larger transactions, are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. Although it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, BEA frequently has license product orders that have not shipped or have otherwise not met all the required criteria for revenue recognition. Although the amount of such license product orders may vary, management generally does not believe that the amount, if any, of such license product orders at the end of a particular quarter is a reliable indicator of future performance because, as noted above, such a large portion of the revenue is concentrated at the end of the quarter. In addition, the concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
Cost of license fees	$39,946	$39,118	$47,160	2.1%	(17.1)%
Cost of services	218,496	193,549	189,774	12.9	2.0

Total cost of revenues	$258,442	$232,667	$236,934	11.1%	(1.8)%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 7.8 percent, 8.1 percent and 9.1 percent of license revenues for fiscal 2006, 2005 and 2004, respectively. The decline in the cost of license fees as a percentage of license revenues for fiscal 2006 compared to fiscal 2005 was due to the increase in license revenues offset by a slight increase in expenses. Amortization of intangibles and compliance costs increased slightly offset by small declines in third party royalties and distribution costs. The decline in the cost of license fees as a percentage of license revenues for fiscal 2005 compared to fiscal 2004 was due to the $7.8 million decline in charges associated with amortization and impairment of acquired intangibles. Amortization of acquired intangibles declined due to certain intangibles becoming fully amortized in the first half of fiscal 2005, slightly offset by additional amortization of intangible assets associated with a small acquisition in December 2004 and a $1.1 million impairment charge in the fourth quarter of fiscal 2005 based on our assessment in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets. The impairment represents two small acquisitions where we were no longer utilizing the purchased technology that was acquired. Management believes that cost of license fees will increase in absolute dollars in fiscal 2007 due to amortization of intangibles related to acquisitions, and it may also be impacted by continued adoption of our new products, which may result in an increase of third party royalties.

Amortization expense of $14.1 million was recorded for fiscal 2006 associated with intangible assets recorded prior to January 31, 2006 and future amortization expense over each of the next five years is currently expected to total approximately $30.3 million, $21.0 million, $9.0 million, $9.0 million, $7.3 million, annually and $1.9 million thereafter. The increase in future amortization expense in fiscal 2007 as compared to fiscal 2006 is mainly due to the amortization of the Plumtree intangibles acquired. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Cost of Services.    Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and facilities for the operation of the services organization. Cost of services represented 31.7 percent, 32.4 percent and 38.6 percent of services revenue in fiscal 2006, 2005 and 2004, respectively. Cost of services as a percentage of services revenue has continued to decrease from fiscal 2004 to fiscal 2006 primarily due to a larger mix of higher margin customer support revenues versus lower margin consulting and education revenues.

The increase in cost of services in absolute dollars was primarily the result of the increase in the Americas consulting revenues as well as the increase in customer support revenues worldwide. The increase in Americas consulting revenues was generated through organic growth as well as the acquisition of Plumtree. Headcount in the services organization increased approximately 130 people between fiscal 2005 and fiscal 2006. Exchange rates did not have a significant impact on cost of services in fiscal 2006. The increase in cost of services in absolute dollars in fiscal 2005 compared to fiscal 2004 was principally due to the negative impact of foreign exchange rates. Cost of services increased when translated at a constant exchange rate period over period by approximately $7.6 million and $9.2 million in fiscal 2005 and fiscal 2004, respectively.

Operating Expenses

Sales and Marketing (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
Sales and marketing expenses	$440,494	$406,601	$382,558	8.3%	6.3%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from fiscal 2005 to fiscal 2006 was primarily compensation expense related to an increase in variable compensation and sales and marketing headcount. Sales and marketing variable compensation increased by approximately $17.9 million and fixed compensation increased $10.9 million. Variable compensation increased consistently with the increase in revenues and fixed compensation increased due to average salary increases and the increase in headcount of approximately 130 from fiscal 2005 to fiscal 2006. Foreign currency did not have a significant impact on fiscal 2006 results.

The increase in sales and marketing expenses from fiscal 2004 to fiscal 2005 was primarily compensation expense related to an increase in sales and marketing headcount and marketing initiative expenses. Sales and marketing fixed compensation increased by $25.5 million offset by a decline in variable compensation of $5.3 million and expenses incurred on marketing initiatives increased by $4.7 million. Sales headcount increased by nearly 100 from fiscal 2004 to fiscal 2005. Strengthening foreign currencies against the U.S. dollar also contributed to 3.5 percent increase in expenses.

Research and Development (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
Research and development expenses	$182,251	$146,559	$140,900	24.4%	4.0%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 15.1 percent in fiscal 2006 from 13.6 percent and 13.9 percent for fiscal 2005 and fiscal 2004. The increase in fiscal 2006 was due to BEA’s concerted effort to invest in research and development, which included new product releases as well as six acquisitions of technology companies in the past 15 months. The decline of research and development expenses as a percentage of total revenue in fiscal 2005 and fiscal 2004 was due to total revenues increasing at a faster rate than the research and development expenses increased on an annual basis.

The increase in research and development expenses as a percent of total revenue in fiscal 2006 was due to a concerted investment in new product areas by the Company, specifically the WebLogic Communication Platform product and the AquaLogic Product family. The decline of research and development expenses as a percentage of total revenue in fiscal 2005 was due to the shift in emphasis from the new product development cycle to distribution through Sales and Marketing after the release of WebLogic Platform 8.1 in the second and third quarter of fiscal 2004.

Research and development expenses increased $35.7 million in fiscal 2006 as compared to fiscal 2005. This increase was driven by both organic new product development as well as acquired product development teams from 4 acquisitions (M7, ConnecTerra, Plumtree and Solarmetric) completed in fiscal 2006 and a full year of impact of the one acquisition (Incomit AB) completed in late fiscal 2005. As of January 31, 2006, research and development was comprised of 1,078 employees, 150 of whom were obtained through the 4 acquisitions during the course of the fiscal 2006. Of the 1,078 employees, 850 were located in the United States and 328 were located outside of the United States. The $35.7 million increase in research and development expenses in fiscal 2006 was primarily composed of (1) $16.8 million increase in compensation expense from an additional 90 organically-hired employees, as well as annual merit increases and variable compensation for the entire employee base; and (2) $8.7 million increase in headcount and non-headcount expenses obtained through acquisition, the majority of which was $7.3 million related to Plumtree’s operations.

We have entered into product development agreements with third parties to develop ports and integration tools to co-develop products. We have one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in our operating expenses. As of the date of this filing, the arrangement between the Company and the third party has not been finalized for fiscal 2007. If the arrangement is not finalized for fiscal 2007, the impact would be an increase of research and development expenses of $2.0 million per quarter, totaling $8.0 million for the year. During fiscal 2006, we received approximately $10.3 million of third party reimbursement, which was used to offset approximately $9.7 million of research and development expenses and $0.6 million of marketing expenses. During fiscal 2005, we received approximately $10.5 million of third party reimbursement, which was used to offset approximately $9.5 million of research and development expenses and $1.0 million of marketing expenses. During fiscal 2004, we received approximately $13.5 million of third party funding, which was used to offset $9.5 million of research and development and $4.0 million for marketing expenses.

General and Administrative (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
General and administrative expenses	$107,450	$91,233	$77,403	17.8%	17.9%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $16.2 million in fiscal 2006 from fiscal 2005 due primarily to $11.7 million of compensation related expenses and the remainder was due to purchased services. The $11.7 million of compensation expense was comprised of $5.0 million related to average salary increases, an increase in headcount and related personnel expenses, and $6.7 million related to fiscal 2006 variable compensation. Purchased services increased by $1.9 million related to certain tax matters and initiatives and $1.8 million related to legal expenses primarily pertaining to litigation matters offset by a $1.0 million decline in third party accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act of 2002.

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

Other Charges

Facilities Consolidation.    During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada and Germany. A facilities consolidation charge of $20.0 million was recorded using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2005 and 2006, an additional $0.5 and $0.8 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of January 31, 2006, $9.7 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. As of January 31, 2006, $2.3 million is classified as short term and the remaining $7.4 million is classified in other long term obligations. As of January 31, 2005, $3.2 million is classified as short term and the remaining $9.0 million is classified in other long term obligations. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $2.6 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. We do not expect the future payments to have a significant impact on our liquidity due to our strong cash position ($1.5 billion of cash, cash equivalents and short term investments at January 31, 2006).

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	$9,681

Acquisition-related in-process research and development.    In-process research and development (“IPR&D”) represents incomplete Plumtree research and development projects that had not reached technological feasibility and had no alternative future use at the date the assessment was made in conjunction with the acquisition and consequently was written off in the fiscal year ended January 31, 2006. The value of $4.6 million assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Fiscal 2006	Fiscal 2005	Fiscal 2004	Percentage change fiscal 2006 vs. fiscal 2005	Percentage change fiscal 2005 vs. fiscal 2004
Interest expense	$(32,072)	$(29,984)	$(26,506)	7.0%	13.1%
Gain on retirement of convertible subordinated notes	667	—	—	100.0	—
Net gains (losses) on sale of equity investments	1,995	(171)	190	1266.7	(190.0)
Foreign exchange loss	(1,449)	(1,054)	(287)	37.5	267.2
Interest income and other, net	40,448	23,563	21,440	71.7	9.9

Total interest and other, net	$9,589	$(7,646)	$(5,163)	225.4%	(48.1)%

Interest expense is correlated with the convertible debt and the long term debt related to the land lease, which was paid off and replaced in the third quarter of fiscal 2005 with the $215.0 million of notes payable. Interest expense increased from fiscal 2005 to fiscal 2006 due to interest rates rising on the outstanding notes payable offset by a slight decline in interest expense related to the convertible debt due to the retirement of $84.8 million of the face value of the convertible debt. Interest expense increased from fiscal 2004 to fiscal 2005 as a result of our adoption of FIN 46 in August 2003, when we accounted for interest on the land lease debt as a component of interest expense. Prior to adopting FIN 46, we classified this interest as an operating expense.

The increase in interest income and other, net, from fiscal 2005 to 2006 was due to improved yields and the average increase in our cash, cash equivalents and short-term investment balances throughout the year. The increase in interest income and other, net, from fiscal 2004 to fiscal 2005 was due to improved yields and volume on our cash, cash equivalents and short-term investments.

In addition, we recorded $2.0 million in non-operating gains in fiscal 2006 related to two minority interest investments in equity securities that had been written off due to impairment in a previous fiscal year and sold during fiscal 2006. There was $0.2 million in write-downs of equity investments during fiscal 2005 and a small gain recognized in fiscal 2004. We have a net balance of equity investments in privately-held technology companies of approximately $0.8 million at January 31, 2006.

In fiscal 2006, the Company retired $84.8 million in face value of the convertible subordinated notes at a gain of $0.7 million.

Provision for Income Taxes

We have provided for income tax expense of $72.7 million, $56.2 million and $50.9 million for fiscal 2006, 2005 and 2004, respectively. Our effective income tax rate was 33.7 percent for fiscal 2006. Our effective income tax rate was 30 percent for each of fiscal 2005 and fiscal 2004. Our effective income tax rate for fiscal 2006 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefits of low taxed foreign earnings and valuation allowance, partially offset by the expense of the distribution under the Jobs Act. Our effective income tax rate for fiscal 2005 differed from the U.S. federal statutory rate primarily due to the benefit of low taxed foreign earnings, and benefits from the resolution of certain tax audits and the lapse of the statutes of limitations with respect to certain federal and foreign tax years. Our effective tax rate for fiscal 2004 differed from the U.S. federal statutory rate primarily due to the benefit of low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe that net deferred tax assets in the amount of $56.1 million are realizable based on the “more likely than not” standard required for recognition. Accordingly, during fiscal 2006 we reduced the valuation allowance to recognize such net deferred assets. We intend to continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

Liquidity and Capital Resources

Cash flows

Our primary sources of cash are receipts from our revenues and customer support contract billings. A secondary source of cash is proceeds from the exercise of employee stock options. The primary uses of cash for operating purposes are payroll (salaries, bonuses, commissions and benefits) and general expenses (facilities, marketing, legal, travel, etc.). The secondary uses of cash are our stock repurchase program and the retirement of our convertible subordinated notes.

As of January 31, 2006, cash (excluding all restricted cash), cash equivalents, short-term investments and long-term investments totaled $1,453.0 million, which declined from $1,607.8 million at January 31, 2005.

In fiscal 2006, net cash provided by operating activities improved $17.1 million. The operating cash improvement was driven by the following primary factors;

•	Net income excluding non-cash charges increased $39.8 million due to the increase in net income, tax benefit from exercise of stock options and the write-off of in-process research and development offset by the decline in the restructuring accrual and accretion of investment balances;

•	A $15.1 million increase in deferred revenue at period end, which was largely a result of continued growth in our installed base and customer support renewals;

•	A $39.7 million increase in period end accounts payable and accrued liabilities; and

•	A $16.6 million change in other working capital components (principally the non-cash effects of exchange rates on other working capital items); offset by

•	A $62.0 million increase in period end net accounts receivable. The increase in net accounts receivable contributed to a 7 day increase in days sales outstanding (“DSO”) due to the increase of revenues and accounts receivable at the end of the quarter; and

•	A $32.3 million net increase in other current and long-term assets due primarily to the increase in long-term deferred tax assets recorded in fiscal 2006.

In fiscal 2005, net cash provided by operating activities improved $54.9 million from fiscal 2004. The operating cash improvement was driven by the following primary factors;

•	A $59.6 million reduction in period end net accounts receivable. The decline in net accounts receivable contributed to a six day drop in days sales outstanding;

•	Deferred revenue at period end increased $9.2 million which was largely a result of continued growth in our installed base and customer support renewals;

•	Net income excluding non-cash charges increased $5.4 million due to the increase in net income offset by the decline in depreciation expense and amortization and impairment charges of intangible assets; and

•	A $4.5 million change in other working capital components (principally other long term liabilities, deferred tax liabilities and the non-cash effects of exchange rates on other working capital items); offset by

•	A $9.7 million decline in net accounts payable and accrued liabilities balances; and

•	A $14.1 million decline in current and long term asset balances.

In fiscal 2006, our investment strategy resulted in net proceeds from investments of $ 421.7 million. We increased our cash outlays for acquisitions by $201.9 million due to the purchase of Plumtree and four other small software company acquisitions, and our purchases of property and equipment increased by $10.6 million. In fiscal 2005, our investment strategy resulted in net purchases of investments of $62.5 million. We also reduced our cash outlays for purchases of property and equipment by $6.8 million and acquisitions of businesses by $6.3 million in fiscal 2005 compared to fiscal 2004.

Cash used in financing activities in fiscal 2006 of $216.9 million was primarily related to the repurchase of common stock of $193.7 million and retirement of our short-term convertible subordinated notes of $84.8 million offset by proceeds of $60.6 million from the issuance of common stock under employee stock plans. In the fourth quarter of fiscal 2006, the $550 million of convertible subordinated notes due in December 2006 was reclassified to short-term, and we repurchased and retired approximately $84.8 million of the convertible subordinated notes as of January 31, 2006. Cash used in financing activities in fiscal 2005 of $105.0 million was primarily related to the repurchase of common stock of $161.3 million, partially offset by proceeds of $51.7 million from the issuance of common stock under employee stock plans. During fiscal 2005, we repaid and terminated the long-term debt related to our San Jose land lease of $209.8 million and at the same time borrowed $215.0 million under a new four-year revolving credit facility.

Liquidity and capital resources

The long term debt facility entered into in October 2004 of $215.0 million matures in October 2008. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.5 percent as of January 31, 2006. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of January 31, 2006, we are in compliance with all such financial covenants.

The $550.0 million 4% Convertible Subordinated Notes due December 15, 2006 were reclassified on the balance sheet to short-term as of January 31, 2006. In the fourth quarter of fiscal 2006, we retired $84.8 million of the face value of the 4% Convertible Subordinated Notes which resulted in the ending short-term balance to be $465.2 million. In the first quarter of fiscal 2007, we retired an additional $210.0 million of face value of the convertible subordinated notes as of April 12, 2006 leaving a remaining short-term balance of $255.3 million of convertible subordinated notes.

The Company, at January 31, 2006, has utilized the majority of its net operating losses for U.S. tax reporting purposes and accordingly cash payments for taxes in the U.S. will increase in fiscal 2007. As a result, cash provided by operating activities will be negatively impacted.

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

The following table of minimum contractual obligations as of January 31, 2006 has been prepared assuming that the convertible subordinated notes will be repaid in cash upon maturity (in thousands):

Minimum Contractual Obligations	Total payments due	Fiscal 2007	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Fiscal 2012 and thereafter
Convertible subordinated notes (principal only)	$465,250	$465,250	—	—	—
Interest related to convertible notes	18,610	18,610	—	—	—
Other obligations	1,388	71	1,273	—	44
Notes payable	215,000	—	215,000	—	—
Operating leases	162,480	46,698	60,962	34,021	20,799
Capital lease	1,608	189	378	378	663

Total contractual obligations	$864,336	$530,818	$277,613	$34,399	$21,506

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million. In fiscal 2005, 20.6 million shares were repurchased at a total cost of $161.3 million. In fiscal 2006, 22.5 million shares were repurchased at a total cost of $193.7 million leaving approximately $121.7 million of the approval limit available for share repurchases under the Share Repurchase Program.

On February 28, 2006, BEA closed the acquisition of Fuego, Inc. a privately-held software company. The transaction closed for a purchase price of approximately $87.5 million in cash plus amounts for certain retention and performance bonuses. We may continue to pursue acquisitions, which have historically been consummated with cash.

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through January 31, 2007. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of

January 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of January 31, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2014. Rent expense under operating leases for fiscal 2006, fiscal 2005, and fiscal 2004 was $40.4 million, $38.7 million and $46.9 million, respectively. Future minimum lease payments under our operating leases as of January 31, 2006 are detailed previously in the minimum contractual obligations table above.

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

Vendor specific objective evidence of the fair value of customer support is determined by the price paid by the Company’s customers when customer support is sold separately (i.e. the prices paid by the customers in connection with renewals). Vendor specific objective evidence of fair value of consulting services and education is based on average daily rates.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The Company does not normally provide significant customization of its software products.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain countries where collection risk is considered to be high, such as certain Latin American, Asian and Eastern European countries, revenue is generally recognized upon receipt of cash and in some cases, proof of delivery to the end user.

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

Services revenue include revenues for consulting services, customer support and education. Consulting services revenue and the related cost of services are generally recognized on a time and materials basis. Revenues from fixed price consulting contracts are recognized as services are performed on a proportional performance basis. The total amount of revenue recognized under fixed price consulting contracts has been minimal to date. BEA’s consulting arrangements do not include significant customization of the software since the software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Education services revenue are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue.

The Company occasionally purchases software products from vendors who are also customers. These transactions have not been frequent. In such transactions involving the exchange of software products, fair value of the software sold and purchased can not be reasonably estimated. As a result, the Company records such transactions at carryover (i.e. net) basis.

Allowance for Doubtful Accounts.    We make judgments as to our ability to collect outstanding receivables and record allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue and allowance charges associated with liquidity concerns are recorded as general and administrative expenses. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required; resulting in future operating losses that are not included in the allowance for doubtful accounts at January 31, 2006. To date, our actual losses have been within our expectations.

Income Taxes.    Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe that net deferred tax assets in the amount of $56.1 million are realizable based on the “more likely than not” standard required for recognition. The remaining valuation allowance at January 31, 2006 is primarily attributable to accumulated stock option tax deductions. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the amount presently recorded, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital.

BEA is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. The Company’s provision for income taxes is based on jurisdictional mix of earnings, statutory rates, and enacted tax rules, including transfer pricing. Significant judgment is required in determining the Company’s provision for income taxes and in evaluating its tax positions on a worldwide basis. The Company believes its tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which it conducts its business. It is possible that these positions may be challenged, which may have a significant impact on the Company’s effective tax rate.

Business Combinations.    We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as IPR&D based on their estimated fair values. We engage independent third party appraisal firms to assist us in determining the fair values of certain assets acquired and liabilities assumed for significant acquisitions. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

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

In addition, other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, liabilities to restructure the pre-acquisition organization, including workforce reductions are subject to change as management completes its assessment of the pre-merger operations and begins to execute the approved plan. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Facilities Consolidation Charges. In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of operations in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2006, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $12.1 million, which exceeds the accrued balance at January 31, 2006 by $2.5 million.

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

Impairment of Long-Lived Assets.    We are required to test certain of our long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), whenever events or circumstances indicate that the value of the assets may be permanently impaired. The most significant long-lived asset that must be tested for impairment under FAS 144 is our 40-acre parcel of land in San Jose, California (the “San Jose land”), which has a carrying value of $306.6 million (including development costs of $3.2 million) at January 31, 2006. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating that the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value.

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

Related Party Transactions

Loans to Executive and Officers

The Company had secured notes receivable from two executives totaling $0.9 million as of January 31, 2005. BEA received $0.9 million in fiscal 2006 to pay down the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and were secured by deeds of trust on real property. They bore interest of 4.75 percent and 7.0 percent per annum and were due and payable on April 3, 2006 and May 10, 2007, respectively, or the termination of employment with us. The notes were repaid in fiscal 2006 prior to their respective due dates.

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers who are also on our Board of Directors. The total revenues recognized by us from such customers in fiscal 2006, fiscal 2005 and fiscal 2004 were $ 1.9 million, $1.1 million and $11.2 million, respectively.

Change in Accounting Principle

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003 this interpretation was superseded with “FIN 46(R)”. The modifications of FIN 46 to FIN 46(R) did not impact our adoption. Since we adopted the interpretation in August 2003 prior to FIN 46(R) and FIN 46(R) did not impact our adoption, FIN 46 is referenced below. FIN 46 required a variable interest entity (“VIE”) to be consolidated by a company if that company absorbed a majority of the VIE’s expected losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual arrangement or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE.

BEA adopted FIN 46 on August 1, 2003 (fiscal 2004), and consolidated the entity (the “leasing entity”) from which BEA leased a 40-acre parcel of land adjacent to the current corporate headquarters in San Jose, California (the “San Jose land”) as of that date, as BEA determined that the leasing entity was a VIE, as defined by FIN 46, and that BEA absorbed a majority of the leasing entity’s expected losses and received a majority of its expected residual returns. This lease was commonly referred to as a “synthetic” lease, which represented a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represented at-risk equity. BEA originally entered into the lease in February 2001.

In accordance with FIN 46, BEA consolidated its interest in the leasing entity including the San Jose land, which had a carrying value of $303.0 million, on August 1, 2003.

On October 15, 2003, BEA repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of January 31, 2004.

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

Effect of New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123(R)”) Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in the notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) effective February 1, 2006, starting in the first quarter of fiscal 2007. BEA believes the adoption of SFAS 123(R) will result in amounts similar to the current pro forma disclosures under SFAS 123 (excluding the $20 million impact of acceleration of “out of the money” options in January 2006 which is reflected in the pro forma fiscal 2006 results) and that the adoption of SFAS 123(R) will have a material adverse effect on BEA’s consolidated statement of income and net income per share. The estimated impact is contingent upon many factors including, but not limited to, the Company’s market value of its common stock on the date future options are granted.

In March 2004, the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF No. 03-1. EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. In September 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) EITF 03-1-1, or FSP EITF 03-1-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1. In November 2005, the FASB Staff issued FSP FASB Statement 115-1, which amends FASB Statement No. 115 and addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is required to adopt these standards as of February 1, 2006 and their adoption is not expected to have a significant impact on the Company’s results of operations or financial position

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 48.1 percent, 50.3 percent and 45.9 percent of total revenues in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in fiscal 2006, fiscal 2005, and fiscal 2004 with the exception of United Kingdom with $130.0 million or 10.8 percent of the total revenues in fiscal 2006, $138.9 million or 12.9 percent of the total revenues in fiscal 2005 and $110.3 million or 10.9 percent of the total revenues in fiscal 2004. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. Based upon recent intercompany balance levels and exchange rate fluctuations, our intercompany gains or losses net of the associated forward exchange gains or losses, result in quarterly gain or loss fluctuations in other income and expense of up to approximately $1.5 million. At January 31, 2006, our transaction exposures amounted to $60.1 million and were offset by foreign currency forward contracts with a net notional amount of $71.8 million. Based on exposures at January 31, 2006, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $1.2 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $1.4 million, $1.1 million and $0.3 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of January 31, 2006 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at January 31, 2006 and the contracted rate. All of these forward contracts mature within 23 days or less as of January 31, 2006.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2006 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	(6,400)	AUD	(4,796)	USD	$(57)
Brazilian reals	(22,500)	BRL	(9,579)	USD	(593)
Euros	(27,800)	EUR	(31,156)	USD	(2,638)
Japanese yen	(1,200,000)	JPY	(10,401)	USD	162
Korean won	(20,015,300)	KRW	(20,240)	USD	(509)
Singapore dollars	(7,900)	SGD	(4,823)	USD	(48)

					(3,683)

Contract to Sell US $
British Pounds	7,300	GBP	12,878	USD	111
Canadian dollar	10,500	CAD	9,062	USD	158
Danish kroner	6,200	DKK	1,004	USD	6
Israeli shekel	23,900	ILS	5,195	USD	(68)
Swedish krona	9,900	SEK	1,279	USD	25
Swiss franc	3,400	CHF	2,659	USD	2

					234

Contract to Buy Euro €
British pounds	(8,700)	GBP	(12,675)	EUR	(72)
Israeli shekel	(26,200)	ILS	(4,692)	EUR	83
Swiss franc	(700)	CHF	(452)	EUR	2

					13

Total					$(3,436)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term and long-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of January 31, 2006, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short and long-term investments was approximately 66 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio. Short-term and long-term investments are all in fixed rate instruments.

The following is a summary of the maturities of short-term investments as of January 31, 2006 (in thousands, except percentages):

	Expected maturity date
	2007	2008
U.S. treasury and agency securities	$146,965	$992
Weighted average yield	4.62%	4.88%
Corporate notes	$188,469	$5,706
Weighted average yield	4.91%	4.68%
Municipal securities	$17,692	$—
Weighted average yield	4.80%	—
Asset-backed securities	$10,861	$78
Weighted average yield	4.13%	4.74%

The following is a summary of the maturities of long-term investments as of January 31, 2006 (in thousands, except percentages):

	Expected maturity date
	2007	2008
U.S. treasury and agency securities	$—	$28,500
Weighted average yield	—	4.75%
Corporate notes	$—	$31,197
Weighted average yield	—	5.09%
Municipal securities	$—	$—
Weighted average yield	—	—
Asset-backed securities	$—	$4,725
Weighted average yield	—	4.74%

In the table above we have reflected the duration of auction rate securities based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying security in these investments has a final maturity extending 15-30 years or more. If we were to reflect these investments based on their final maturity date, rather than reset date, these investments would be classified as long term, with the furthest maturity date extending to December 1, 2045.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 5.5 percent as of January 31, 2006. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short and long-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $12.7 million. The annual interest rate on our $465 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Supplementary Quarterly Consolidated Financial Data (unaudited):

	Fiscal 2006				Fiscal 2005
	Quarter ended
	January 31, 2006	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004	April 30, 2004
	(in thousands, except per share data)
Total revenues	$341,444	$291,523	$285,155	$281,723	$290,772	$264,399	$262,288	$262,635
Gross profit	$265,234	$231,797	$224,869	$219,503	$230,446	$207,100	$205,926	$203,955
Net income	$35,400	$37,140	$36,105	$34,098	$41,644	$33,506	$30,572	$25,334
Net income per share:
Basic	$0.09	$0.10	$0.09	$0.09	$0.10	$0.08	$0.07	$0.06
Diluted	$0.09	$0.09	$0.09	$0.08	$0.10	$0.08	$0.07	$0.06

BEA SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BEA Systems, Inc.

We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BEA Systems, Inc.’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2006 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in the year ended January 31, 2004, the Company changed its method of accounting for synthetic leases in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.”

/s/ ERNST & YOUNG LLP

San Jose, California

April 12, 2006

BEA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$777,754
Restricted cash	2,373	1,648
Short-term investments	370,763	543,518
Accounts receivable, net of allowance for doubtful accounts of $9,350 and $9,379 at January 31, 2006 and 2005, respectively	331,332	258,655
Prepaid expenses and other current assets	80,489	44,077

Total current assets	1,802,729	1,625,652
Long-term investments	64,422	286,545
Property and equipment, net	343,389	347,571
Goodwill, net	145,523	62,410
Acquired intangible assets, net	78,502	8,895
Long-term restricted cash	2,644	4,130
Other long-term assets (see Note 7—Other Long-Term Assets and Related Party Transactions)	38,322	13,191

Total assets	$2,475,531	$2,348,394

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$21,165
Accrued liabilities	91,244	78,397
Restructuring Obligations	3,531	3,176
Accrued payroll and related liabilities	92,039	64,671
Accrued income taxes	82,234	52,013
Deferred revenue	379,123	312,310
Convertible subordinated notes	465,250	—
Current portion of notes payable and other obligations	218	459

Total current liabilities	1,136,623	532,191
Deferred tax liabilities	1,283	2,842
Notes payable and other long-term obligations	227,388	230,194
Convertible subordinated notes	—	550,000
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 443,886 shares issued and 385,943 shares outstanding at January 31, 2006 and 398,091 shares issued and outstanding at January 31, 2005	444	398
Additional paid-in capital	1,341,577	1,201,726
Treasury stock, at cost —57,943 and 35,414 shares at January 31, 2006 and 2005, respectively	(478,249)	(284,551)
Retained earnings	254,798	112,055
Deferred compensation	(11,461)	(8,874)
Accumulated other comprehensive income	3,128	12,413

Total stockholders’ equity	1,110,237	1,033,167

Total liabilities and stockholders’ equity	$2,475,531	$2,348,394

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal year ended January 31,
	2006	2005	2004
Revenues:
License fees	$511,549	$483,138	$521,047
Services	688,296	596,956	491,445

Total revenues	1,199,845	1,080,094	1,012,492

Cost of revenues:
Cost of license fees	39,946	39,118	47,160
Cost of services	218,496	193,549	189,774

Total cost of revenues	258,442	232,667	236,934

Gross profit	941,403	847,427	775,558
Operating expenses:
Sales and marketing	440,494	406,601	382,558
Research and development	182,251	146,559	140,900
General and administrative	107,450	91,233	77,403
Restructuring charges	772	8,165	—
Acquisition-related in-process research and development	4,600	—	—

Total operating expenses	735,567	652,558	600,861

Income from operations	205,836	194,869	174,697
Interest and other, net:
Interest expense	(32,072)	(29,984)	(26,506)
Net gain on retirement of convertible subordinated notes	667	—	—
Net gains (losses) on sale of equity investments	1,995	(171)	190
Interest income and other	38,999	22,509	21,153

Total interest and other, net	9,589	(7,646)	(5,163)

Income before provision for income taxes	215,425	187,223	169,534
Provision for income taxes	72,682	56,167	50,860

Net income	142,743	131,056	118,674
Other comprehensive income:
Foreign currency translation adjustments	(10,960)	6,872	10,644
Unrealized gain (loss) on available-for-sale investments, net of income taxes	1,675	(4,252)	(1,797)

Comprehensive income	$133,458	$133,676	$127,521

Net income per share:
Basic	$0.37	$0.32	$0.29

Diluted	$0.36	$0.32	$0.28

Shares used in computing net income per share:
Basic	389,050	405,768	403,428

Diluted	397,850	415,873	421,050

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Retained earnings (deficit)	Deferred compensation	Accumulated other comprehensive gain	Total stockholders’ equity
Balance at January 31, 2003	$406	$1,002,846	$(42,095)	$(137,675)	$(18,479)	$946	$805,949
Issuance of restricted common stock	—	1,280	—	—	(1,280)	—	—
Common stock issued under stock option and stock purchase plans	10	68,039	—	—	—	—	68,049
Stock repurchases	(8)	(7)	(81,208)	—	—	—	(81,223)
Repurchase of restricted stock	—	(689)	—	—	689	—	—
Amortization of deferred compensation, net of cancellations	—	—	—	—	8,608	—	8,608
Tax benefit on stock options	—	41,234	—	—	—	—	41,234
Net income	—	—	—	118,674	—	—	118,674
Foreign currency translation adjustment	—	—	—	—	—	10,644	10,644
Unrealized losses on available-for-sale investments, net of income taxes	—	—	—	—	—	(1,797)	(1,797)

Balance at January 31, 2004	408	1,112,703	(123,303)	(19,001)	(10,462)	9,793	970,138
Issuance of restricted common stock	1	8,602	—	—	(6,974)	—	1,629
Common stock issued under stock option and stock purchase plans	10	51,746	—	—	—	—	51,756
Stock repurchases	(21)		(161,248)	—	—	—	(161,269)
Amortization of deferred compensation, net of cancellations	—	(3,077)	—	—	8,562	—	5,485
Tax benefit on stock options	—	31,752	—	—	—	—	31,752
Net income	—	—	—	131,056	—	—	131,056
Foreign currency translation adjustment	—	—	—	—	—	6,872	6,872
Unrealized losses on available-for-sale investments	—	—	—	—	—	(4,252)	(4,252)

Balance at January 31, 2005	398	1,201,726	(284,551)	112,055	(8,874)	12,413	1,033,167
Common stock issued under stock option and stock purchase plans	11	60,688	—	—	—	—	60,699
Stock Repurchases	(15)	—	(193,648)	—	—	—	(193,663)
Reclassification of par value for purchases of treasury stock	50	—	(50)	—	—	—	—
Deferred compensation related to the issuance of stock options in connection with business acquisitions	—	3,312	—	—	(3,312)	—	—
Deferred compensation related to restricted stock units	—	6,281	—	—	(7,337)	—	(1,056)
Amortization of deferred compensation, net of cancellations	—	—	—	—	8,062	—	8,062
Tax benefit on stock options	—	63,944	—	—	—	—	63,944
Tax benefit on business acquisitions	—	3,267	—	—	—	—	3,267
Fair value of assumed stock options in business acquisitions	—	2,359	—	—	—	—	2,359
Net income	—	—	—	142,743	—	—	142,743
Foreign currency translation adjustment	—	—	—	—	—	(10,960)	(10,960)
Unrealized gains on available-for-sale investments, net of income taxes	—	—	—	—	—	1,675	1,675

Balance at January 31, 2006	$444	$1,341,577	$(478,249)	$254,798	$(11,461)	$3,128	$1,110,237

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31,
	2006	2005	2004
Operating activities:
Net income	$142,743	$131,056	$118,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,477	24,783	28,995
(Gain) loss on disposal of property and equipment	987	(170)	433
Amortization of deferred compensation	7,481	7,115	8,608
Amortization and impairment charges related to acquired intangible assets	14,067	13,897	21,719
Tax benefit from exercise of stock options	63,944	31,752	32,134
Facilities consolidation	772	7,414	—
Net gain on retirement of convertible subordinated notes	(667)	—	—
Other	17,443	14,981	14,835
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	(54,081)	7,928	(51,652)
Other current assets	(6,998)	(11,719)	5,388
Other long-term assets	(38,024)	(687)	(3,688)
Accounts payable	1,790	56	7,584
Accrued liabilities	48,052	10,120	12,265
Deferred revenue	55,512	40,375	31,136
Other	7,120	(9,432)	(13,903)

Net cash provided by operating activities	284,618	267,469	212,528
Investing activities:
Purchases of property and equipment	(20,679)	(10,046)	(16,874)
Payments for acquisitions, net of cash acquired	(211,500)	(9,562)	(15,842)
Repayment of note from Executives and Officers (see Note 7—Other Long-Term Assets and Related Party Transactions)	907	450	5,000
Purchases of available-for-sale short-term investments	(542,435)	(915,195)	(796,020)
Proceeds from maturities of available-for-sale short-term investments	522,801	303,975	86,675
Proceeds from sales of available-for-sale short-term investments	441,345	548,736	600,414
Other	1,015	(28)	6,072

Net cash provided by (used in) investing activities	191,454	(81,670)	(130,575)
Financing activities:
Decrease in restricted cash used to collateralize land lease transaction	—	—	126,296
Repurchase of short-term convertible subordinated notes	(83,791)	—	—
Increase in notes payable	—	215,000	—
Repayment of long-term debt related to land lease	—	(210,409)	(113,983)
Proceeds from issuance of common stock, net of issuance costs	60,520	51,662	68,343
Purchases of treasury stock	(193,663)	(161,269)	(81,223)

Net cash used in financing activities	(216,934)	(105,016)	(567)

Net increase in cash and cash equivalents	259,138	80,783	81,386
Effect of foreign exchange rate changes on cash	(19,120)	13,242	23,626
Cash and cash equivalents at beginning of year	777,754	683,729	578,717

Cash and cash equivalents at end of year	$1,017,772	$777,754	$683,729

See accompanying notes

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies

Description of business

BEA Systems, Inc. (“BEA” or the “Company”) is a provider of application infrastructure software and related services that help companies of all sizes build distributed systems that extend investments in existing computer systems and provide the foundation for running an integrated business. BEA’s customers use BEA products as a deployment platform for Internet-based applications, including packaged applications, and as a means for robust enterprise application integration among mainframe, client/server and Internet-based applications. Our revenues are derived from a single group of similar and related products and services.

Principles of consolidation

The consolidated financial statements include the amounts of the Company and all subsidiaries. Intercompany accounts and transactions have been eliminated. The operating results of businesses acquired and accounted for as a purchase are included from the date of their acquisition.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. We have reclassified $286.5 million for January 31, 2005 from short-term investments to long-term as we held these investments for periods longer than twelve months after the balance sheet date.

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

We have an accounting exposure to foreign exchange rate volatility primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts, which are recorded at fair value based on current exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest income and other, net and generally offset the corresponding foreign exchange gains and losses from the foreign currency denominated assets and liabilities. Net losses

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

resulting from these foreign currency transactions were approximately $1.4 million, $1.1 million and $0.3 million in the fiscal years ended January 31, 2006, 2005 and 2004, respectively.

Fair value of financial instruments

The following methods are used to estimate the fair value of the Company’s financial instruments:

a)	the carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments;

b)	available for sale securities and forward foreign exchange contracts are recorded based on quoted market prices

c)	notes payable and other long term obligations are recorded at their fair value which approximates their carrying value at the balance sheet date

d)	convertible subordinated notes are recorded at their fair market value

Cash equivalents and investments

Cash equivalents consist of highly liquid investments, including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

Short-term and long-term investments consist principally of corporate debt securities and U.S. Treasuries with remaining time to maturity of two years or less. Auction rate securities are considered short-term investments due to their reset feature which is seven, twenty eight or thirty five days. The Company considers investments with remaining time to maturity greater than one year and in a consistent loss position for at least nine months to be classified as long-term as it expects to hold them to maturity. The Company considers all other investments with remaining time to maturity greater than one year but less than two years to be short-term investments. The short-term investments are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. The allowance charges associated with non-liquidity concerns are

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recorded as reductions to revenue, and the allowance charges associated with liquidity concerns are recorded as general and administrative expenses. These estimates are based on multiple sources of information including: assessing the credit worthiness of our customers, our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends.

The accounts receivable aging is reviewed on a regular basis and write-offs occur on a case by case basis net of any amounts that may be collected.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments in debt securities and trade receivables. In accordance with the Company’s Investment Policy, we invest the cash, cash equivalents and short and long-term investments in corporate bonds rated A2/A or higher, U.S. Treasuries, money market instruments and commercial paper rated A-1/P-1. In addition, the Company limits the amount invested with any one institution, type of security and issuer.

The Company sells its products to customers, typically large corporations, in a variety of industries in the Americas, Europe and Asia/Pacific. The Company performs credit evaluations of its customers’ financial condition on a case by case basis and limits the amount of credit extended as deemed appropriate; generally no collateral is required. The Company maintains allowances for estimated credit losses and, to date, such losses have been within management’s expectations. Future credit losses may differ from the Company’s estimates, particularly if the financial conditions of its customers were to deteriorate, and could have a material impact on the Company’s future results of operations.

No customer accounted for more than 10 percent of total revenues in fiscal 2006, fiscal 2005 or fiscal 2004. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2006, or 2005. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2006, 2005 and 2004 was the United Kingdom with 10.8 percent or $130.0 million, 12.9 percent or $138.9 million and 10.9 percent or $110.3 million, respectively.

Property and equipment

Property and equipment are stated at cost. Land includes development costs to prepare the property for use. Depreciation on property and equipment is computed using the straight-line method over the following estimated useful lives of the assets:

Computer hardware and software	2-5 years
Furniture and equipment	2-5 years

Land is not depreciated as it is considered to have an indefinite useful life. Leasehold improvements are amortized over the shorter of 5 years, the useful lives of the assets, or the remaining lease term. Furniture and equipment under capital lease are amortized consistent with the policy outlined above.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquired intangible assets

Acquired intangible assets consist of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base related to the Company’s acquisitions accounted for using the purchase method. Amortization of these acquired intangible assets is calculated on a straight-line basis over the following estimated useful lives of the assets:

Purchased technology	2-5 years
Non-compete agreements	1-2 years
Customer base	1-6 years

Amortization of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base is included as a component of cost of license fees.

Impairment of Long Lived Assets

The Company periodically assesses, in accordance with the provisions of Statement of Financial Accounting Standards No. 144 (“FAS 144”), Accounting for the Impairment and Disposal of Long-Lived Assets, potential impairment of its long-lived assets with estimable useful lives. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant industry or economic trends. If the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. During fiscal 2005, certain intangible assets were impaired and written down by approximately $1.1 million as disclosed in Note 5 – Goodwill and Acquired Intangible Assets. The $1.1 million was recorded as part of cost of license fees.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment at the “reporting unit level” (“Reporting Unit”) at least annually and more frequently if events merit. We perform this test in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, we have determined that we have only one reporting segment and one Reporting Unit; accordingly, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any. The Company completed this test in the fourth quarters of fiscal 2006, 2005 and 2004 and no impairment loss was recognized upon completion of the tests.

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

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met: (1)persuasive evidence of an agreement exists, (2) delivery of the product has occurred, (3) the fee is fixed or determinable, and (4) collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Vendor specific objective evidence of the fair value of customer support is determined by the price paid by the Company’s customers when customer support is sold separately (i.e. the prices paid by the customers in connection with renewals). Vendor specific objective evidence of fair value of consulting services and education is based on average daily rates.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The Company does not normally provide significant customization of its software products.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain countries where collection risk is considered to be high, such as certain Latin American, Asian and Eastern European countries, revenue is generally recognized upon receipt of cash and in some cases, proof of delivery to the end user.

The Company has a number of strategic partnerships that represent the indirect channel including system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Fundamentally, partners either embed or do not embed our software into their own software products. Partners who embed our software are referred to as Embedded Independent Software Vendors (“ISV’s”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as Resellers. Due to the particular risk of concessions with respect to transactions with resellers, the Company

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognizes revenue once persuasive evidence of sell through to an end user is received and all other criteria have been met. The Company’s partner license agreements do not provide for rights of return.

Services revenue includes revenues for consulting services, customer support and education. Consulting services revenue and the related cost of services are generally recognized on a time and materials basis. Revenues from fixed price consulting contracts are recognized as services are performed on a proportional performance basis. The total amount of revenue recognized under fixed price consulting contracts has been minimal to date. BEA’s consulting arrangements do not include significant customization of the software since the software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support revenues are recognized ratably over the term of the support period (generally one year). Education services revenue are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue.

The Company occasionally purchases software products from vendors who are also customers. These transactions have not been frequent. In such transactions involving the exchange of software products, fair value of the software sold and purchased can not be reasonably estimated. As a result, the Company records such transactions at carryover (i.e. net) basis.

Deferred revenue

The following table sets forth the components of deferred revenue (in thousands):

	January 31
	2006	2005
License fees	$16,133	$9,370
Services	362,990	302,940

Total deferred revenue	$379,123	$312,310

Deferred services revenue include customer support, consulting and education. The balance of deferred services revenue are predominantly comprised of deferred customer support revenues. Deferred customer support revenues are recognized ratably over the term of the contract. Deferred license and consulting revenues are normally a result of revenue recognition requirements and are recognized upon satisfaction of the revenue recognition criteria.

Cost of revenues

Cost of licenses primarily includes amortization of acquired intangible assets, costs associated with our customer license compliance program, third party royalties, physical media and documentation, product packaging and shipping, and other production costs. Cost of services consists primarily of salaries and benefits and allocated overhead costs for our consulting, education and support personnel as well as the cost of third party delivered consulting and education arrangements.

Stock-based compensation

The Company generally grants stock options to its employees for a fixed number of shares with an exercise price equal to the fair market value of the stock on the date of grant. As permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), as amended by

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Statement of Financial Accounting Standards No. 148 Accounting for Stock-Based Compensation—Transition and Disclosure (collectively referred to as “FAS 123”), the Company elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations in accounting for stock awards to employees for the year ending January 31, 2006. Accordingly, no compensation expense is recognized in the Company’s financial statements in connection with employee stock awards where the exercise price of the award is equal to or greater than the fair market value of the stock on the date of grant. When stock options are granted with an exercise price that is lower than the fair market value of the stock on the date of grant, the difference is recorded as deferred compensation and amortized to expense on a straight-line basis over the vesting term of the stock options.

Pro forma disclosure regarding net income (loss) and net income (loss) per share is required by FAS 123. This information is required to be determined as if the Company had accounted for its employee stock options (including shares issued under the Employee Stock Purchase Plan, collectively called “stock-based awards”), under the fair value method of FAS 123. Stock-based awards have been valued using the Black-Scholes-Merton option pricing model. In fiscal 2006, in anticipation of adopting SFAS 123(R) on February 1, 2006, the Company evaluated the variables used in the Black-Scholes-Merton formula and as a result, adjusted its computation of volatility by utilizing a blend of historical and implied volatility, which the Company believes to be more representative of future expected volatility.

The fair value of the Company’s stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions:

	Employee stock options fiscal year ended January 31,			Employee stock purchase plan fiscal year ended January 31,
	2006	2005	2004	2006	2005	2004
Expected life (in years)	4.00-5.00	4.00-5.00	4.00	0.5 to 2.0	0.5 to 2.0	0.5 to 2.0
Risk-free interest rate	4.35-5.05%	3.63-4.08%	2.87-3.55%	2.97-5.10%	1.22-3.63%	1.15-2.07%
Expected volatility	41-54%	48-63%	50-65%	29-40%	37-59%	54-65%

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the stock-based awards is amortized to expense over the awards’ vesting period, typically four years for options and six to twenty four months for stock purchases. The pro forma stock-based employee compensation expense has no impact on the Company’s cash flows. For purposes of this reconciliation, the Company adds back to previously reported net income all stock-based employee compensation expense that relates to acquisitions or to awards made below fair market value, then deducts the pro forma stock-based employee compensation expense determined under the fair value method for all awards. The Company’s pro forma information is as follows (in thousands, except per share amounts):

	Fiscal year ended January 31,
	2006	2005	2004
Net income as reported	$142,743	$131,056	$118,674
Add back:
Stock-based employee compensation included in reported net income	8,092	7,520	7,589
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(75,101)	(129,420)	(172,391)

Pro forma net income (loss)	$75,734	$9,156	$(46,128)

Basic net income per share as reported	$0.37	$0.32	$0.29
Diluted net income per share as reported	$0.36	$0.32	$0.28
Pro forma basic net income (loss) per share	$0.19	$0.02	$(0.11)
Pro forma diluted net income (loss) per share	$0.19	$0.02	$(0.11)
Proceeds from stock option exercises and employee share purchases, net of issuance costs	$60,520	$51,662	$68,343

Effective January 30, 2006, the Company accelerated the vesting of unvested and “out of the money” stock options previously awarded to employees and officers of the Company with option exercise prices greater than $10.72. The accelerated vesting increased our disclosed fair value expense for the year ended January 31, 2006 by approximately $20 million. This acceleration was done in anticipation of implementing FAS123R and the Company will forego approximately $20 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when FAS123R is implemented.

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Fiscal year ended January 31,
	2006	2005	2004
Numerator:
Net income	$142,743	$131,056	$118,674

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	389,610	406,175	403,690
Weighted average shares subject to repurchase and shares held in escrow	(560)	(407)	(262)

Denominator for basic net income per share, weighted average shares outstanding	389,050	405,768	403,428
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	8,800	10,105	17,622

Denominator for diluted net income per share	397,850	415,873	421,050

Basic net income per share	$0.37	$0.32	$0.29

Diluted net income per share	$0.36	$0.32	$0.28

The computation of diluted net income per share for the fiscal year ended January 31, 2006, 2005, and 2004 excludes the impact of options to purchase 39.9 million, 42.5 million, and 26.0 million shares of common stock, respectively, as such an impact would be antidilutive. The computation of diluted net income per share for the fiscal year ended January 31, 2006, 2005, and 2004 also excludes the conversion of the $465 million, $550 million and $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 13.4, 15.9 and 15.9 million shares of common stock at January 31, 2006, 2005 and 2004, respectively, as such impact would be antidilutive. These options and 2006 Notes could be dilutive in the future. See Notes 9 and 12 for information regarding the conversion features of the 2006 Notes and exercise prices of our outstanding, unexercised options.

Segment information

The Company operates in one operating segment, application infrastructure software and related services. The Company’s chief executive officer and chief financial officer evaluate the performance of the Company based upon total revenues by geographic region as disclosed in Note 14—Geographic Information and Revenue by Type of Product or Service, as well as, based on our consolidated statement of operations which includes revenues and gross margins for license and services revenue and operating expenses by functional area.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $2.2 million, $2.6 million and $5.1 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

Projects funded by third parties

The Company has entered into product development agreements with third parties to develop ports and integration tools and to co-develop products. The Company has one significant agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

product of mutual interest. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in BEA’s operating expenses. As of the date of this filing, the arrangement between the Company and the third party has not been finalized for fiscal 2007. If the arrangement is not finalized for fiscal 2007, the impact would be an increase of research and development expenses of $2.0 million per quarter, totaling $8.0 million for the year. During fiscal 2006, BEA received approximately $10.3 million of third party funding, which was used to offset $9.7 million of research and development expenses and $0.6 million of marketing expenses. During fiscal 2005, BEA received approximately $10.5 million of third party funding, which was used to offset $9.5 million of research and development expenses and $1.0 million of marketing expenses. During fiscal 2004, BEA received approximately $13.5 million of third party funding, which was used to offset $9.5 million of research and development expenses and $4.0 million of marketing expenses.

Change in Accounting Principle

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In December 2003 this interpretation was superseded with “FIN 46(R)”. The modifications of FIN 46 to FIN 46(R) did not impact our adoption. Since we adopted the interpretation in August 2003 prior to FIN 46(R) and FIN 46(R) did not impact our adoption, FIN 46 is referenced below. FIN 46 required a variable interest entity (“VIE”) to be consolidated by a company if that company absorbed a majority of the VIE’s expected losses, received a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual arrangement or other financial interest in the VIE. Prior to the adoption of FIN 46, VIEs were generally consolidated by companies owning a majority voting interest in the VIE.

BEA adopted FIN 46 on August 1, 2003 (fiscal 2004), and consolidated the entity (the “leasing entity”) from which BEA leased a 40-acre parcel of land adjacent to the current corporate headquarters in San Jose, California (the “San Jose land”) as of that date, as BEA determined that the leasing entity was a VIE, as defined by FIN 46, and that BEA absorbed a majority of the leasing entity’s expected losses and received a majority of its expected residual returns. This lease was commonly referred to as a “synthetic” lease, which represented a form of financing under which an unrelated third party funds the costs of the acquisition of the asset and leases the asset to a lessee (BEA), and at least 3 percent of the third party funds represented at-risk equity. BEA originally entered into the lease in February 2001.

In accordance with FIN 46, BEA consolidated its interest in the leasing entity including the San Jose land, which had a carrying value of $303.0 million, on August 1, 2003.

On October 15, 2003, BEA repaid $114.0 million of the long-term debt related to the land lease, resulting in a remaining debt balance of $211.3 million as of January 31, 2004.

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Effect of new accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123(R)”) Share-Based Payment, which replaces SFAS 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in the notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) effective February 1, 2006, starting in the first quarter of fiscal 2007. BEA believes the adoption of SFAS 123(R) will result in amounts similar to the current pro forma disclosures under SFAS 123 (excluding the $20 million impact of acceleration of “out of the money” options in January 2006 which is reflected in the pro forma fiscal 2006 results) and that the adoption of SFAS 123(R) will have a material adverse effect on BEA’s consolidated statement of income and net income per share. The estimated impact is contingent upon many factors including, but not limited to, the Company’s market value of its common stock on the date future options are granted.

In March 2004, the EITF issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” or EITF No. 03-1. EITF No. 03-1 includes guidance for determining and recording impairment for both debt and equity securities. EITF No. 03-1 also requires additional disclosure for investments that are deemed to be temporarily impaired under the standard. In September 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) EITF 03-1-1, or FSP EITF 03-1-1. Effective upon issuance, FSP EITF 03-1-1 delayed, indefinitely, certain measurement and recognition guidance contained in EITF No. 03-1. In November 2005, the FASB Staff issued FSP FASB Statement 115-1, which amends FASB Statement No. 115 and addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Company is required to adopt these standards as of February 1, 2006 and their adoption is not expected to have a significant impact on the Company’s results of operations or financial position

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Financial Instruments

The carrying amounts and estimated fair value of cash and cash equivalents, short and long-term investments, and marketable securities consisted of the following as of January 31, 2006 and 2005 (in thousands):

	January 31, 2006			January 31, 2005
	Amortized cost	Unrealized losses	Carrying value and fair value	Amortized cost	Unrealized losses	Carrying value and fair value
Financial assets:
Cash and cash equivalents:
Cash	$276,644	$—	$276,644	$242,961	$—	$242,961
Money market funds	731,745	—	731,745	504,901	—	504,901
Corporate notes	3,586	—	3,586	24,921	—	24,921
U.S. treasury and agency securities	5,797	—	5,797	4,971	—	4,971

	$1,017,772	$—	$1,017,772	$777,754	$—	$777,754

Restricted cash (1):
Short term	$2,373	$—	$2,373	$1,648	$—	$1,648
Long term	2,644	—	2,644	4,130	—	4,130

	$5,017	$—	$5,017	$5,778	$—	$5,778

Short-term investments:
U.S. treasury and agency securities	$148,699	$(742)	$147,957	$177,816	$(654)	$177,162
Municipal securities	17,750	(58)	17,692	112,950	(12)	112,938
Corporate notes	195,049	(874)	194,175	246,148	(1,069)	245,079
Asset-backed securities	10,940	(1)	10,939	8,347	(8)	8,339

	$372,438	$(1,675)	$370,763	$545,261	$(1,743)	$543,518

Long-term investments:
U.S. treasury and agency securities	$28,776	$(276)	$28,500	$122,617	$(1,275)	$121,342
Municipal securities	—	—	—	—	—	—
Corporate notes	31,534	(337)	31,197	120,045	(871)	119,174
Asset-backed securities	4,739	(14)	4,725	46,118	(89)	46,029

	$65,049	$(627)	$64,422	$288,780	$(2,235)	$286,545

	January 31, 2006		January 31, 2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Notes payable and other long-term obligations (including current portion)	$227,606	$227,606	$230,653	$230,653
Convertible subordinated 2006 Notes	$465,250	$458,271	$550,000	$552,063

(1)	Restricted cash represents collateral for our letters of credit. Short term restricted cash represents letters of credit that expire within one year.

The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For certain of the Company’s financial instruments, including cash and cash equivalents, restricted cash, short and long-term investments, and notes payable, the carrying amounts approximate fair value due to their short maturities. The fair value of forward foreign currency contracts is based on the estimated amount at which these contracts could be settled based on quoted exchange rates. The fair value of the convertible subordinated notes is determined using quoted market prices. The fair value of notes payable and other long-term obligations are determined based on the interest rate accompanying the obligations.

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2006 (in thousands, except number of securities):

	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury and agency securities	$59,598	$(427)	$115,566	$(593)	$175,164	$(1,020)
Municipal securities	7,693	(57)	—	—	7,693	(57)
Corporate notes	96,407	(721)	106,731	(495)	203,138	(1,216)
Asset-backed securities	5,425	(14)	211	(1)	5,636	(15)

Total	$169,123	$(1,219)	$222,508	$(1,089)	$391,631	$(2,308)

Number of securities with an unrealized loss		109		94

Each of the securities in the above table have investment grade ratings and are in an unrealized loss position due solely to interest rate changes, sector credit rating changes or company-specific rating changes. The Company expects to receive the full principal and interest on these securities. The Company has reflected securities with a maturity greater than 12 months and in a loss position in excess of 9 months as long-term investments in the balance sheet as we expect to hold these investments for periods longer than twelve months after the balance sheet date.

The following is a summary of the maturities of short-term investments as of January 31, 2006 (in thousands, except percentages):

	Expected maturity date
	2007	2008
U.S. treasury and agency securities	$146,965	$992
Weighted average yield	4.62%	4.88%
Corporate notes	$188,469	$5,706
Weighted average yield	4.91%	4.68%
Municipal securities	$17,692	$—
Weighted average yield	4.80%	—
Asset-backed securities	$10,861	$78
Weighted average yield	4.13%	4.70%

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the maturities of long-term investments as of January 31, 2006 (in thousands, except percentages):

	Expected maturity date
	2007	2008
U.S. treasury and agency securities	$—	$28,500
Weighted average yield	—	4.75%
Corporate notes	$—	$31,197
Weighted average yield	—	5.09%
Municipal securities	$—	$—
Weighted average yield	—	—
Asset-backed securities	$—	$4,725
Weighted average yield	—	4.74%

In the table above we have reflected the duration of auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying security in these investments has a final maturity extending 15-30 years or more. If we were to reflect these investments based on their final maturity date, rather than reset date, these investments would be classified as long term, with the furthest maturity date extending to December 1, 2045.

Foreign Currency Contracts

The Company enters into forward foreign currency contracts to reduce its exposure to the effect of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities that are not recorded in the functional currency of the entity which has the foreign currency exposure. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. At January 31, 2006, these contracts are recorded as part of accrued liabilities on the balance sheet. At January 31, 2006 and 2005, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $542.9 million and $292.1 million, respectively. All of the Company’s forward foreign currency contracts have original maturities of 37 days or less.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our outstanding forward contracts as of January 31, 2006 are presented in the table below. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 23 days or less as of January 31, 2006.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2006 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	(6,400)	AUD	(4,796)	USD	$(57)
Brazilian reals	(22,500)	BRL	(9,579)	USD	(593)
Euros	(27,800)	EUR	(31,156)	USD	(2,638)
Japanese yen	(1,200,000)	JPY	(10,401)	USD	162
Korean won	(20,015,300)	KRW	(20,240)	USD	(509)
Singapore dollars	(7,900)	SGD	(4,823)	USD	(48)

					(3,683)

Contract to Sell US $
British pounds	7,300	GBP	12,878	USD	111
Canadian dollar	10,500	CAD	9,062	USD	158
Danish kroner	6,200	DKK	1,004	USD	6
Israeli shekel	23,900	ILS	5,195	USD	(68)
Swedish krona	9,900	SEK	1,279	USD	25
Swiss franc	3,400	CHF	2,659	USD	2

					234

Contract to Buy Euro €
British pounds	(8,700)	GBP	(12,675)	EUR	(72)
Israeli shekel	(26,200)	ILS	(4,692)	EUR	83
Swiss franc	(700)	CHF	(452)	EUR	2

					13

Total					$(3,436)

3.    Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2006	2005
Land	$306,629	$306,623
Computer hardware and software	96,284	86,908
Furniture and equipment	35,940	34,953
Leasehold improvements	43,582	42,960
Furniture and equipment under capital leases	3,164	3,164

	485,599	474,608
Accumulated depreciation and amortization	(142,210)	(127,037)

	$343,389	$347,571

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $0.7 and $0.1 million at January 31, 2006 and January 31, 2005, respectively. The remaining balance of furniture and equipment under capital lease was fully depreciated in prior years.

4.    Business Combinations

Plumtree Software, Inc.

On October 20, 2005, BEA systems acquired all the outstanding shares of Plumtree Software, Inc. (“Plumtree”), a publicly held software company headquartered in San Francisco, California. Under the terms of the acquisition agreement dated August 22, 2005, Plumtree stockholders received $5.50 per share in cash for each outstanding share of Plumtree stock. In addition, vested Plumtree stock option holders received cash equal to the difference between $5.50 per share and the exercise price of the vested employee stock options. Unvested employee stock options to purchase Plumtree common stock were converted into options to purchase shares of BEA common stock for employees continuing their employment with the combined Company. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Its portfolio features the industry’s only cross-platform portal, running on both J2EE and .Net. By combining the Plumtree and BEA portal portfolios, BEA’s intention is to be able to better provide customers with improved enterprise productivity by offering both collaborative and transactional portals across multiple platforms and application servers.

The Plumtree acquisition (the “Acquisition”) has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of October 20, 2005. The total preliminary purchase price is $211.3 million, including the fair value of the Plumtree stock options assumed and the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Plumtree (34,979,164 million shares at $5.50 per share and 4.8 million vested options)	$204,151
Estimated fair value of Plumtree stock options assumed	2,378
Estimated acquisition related transaction costs	4,790

Total preliminary purchase price	$211,319

The fair value of options assumed was determined using BEA’s market price on October 20, 2005 of $8.47 and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the acquisition date: expected life from vest date ranging from 5 months to 2 years, risk-free interest rate of 4.38 percent to 4.82 percent, expected volatility of 41 percent and no dividend yield. In accordance with our Agreement and Plan of Merger (“merger agreement”), the number of BEA options exchanged was determined by multiplying the number of Plumtree unvested options at closing and the amount determined by dividing $5.50 by the average closing price of BEA’s common stock for the 5 trading days preceding the acquisition, which was $8.36. Approximately 2.7 million Plumtree options were unvested and outstanding at October 20, 2005 and were converted into approximately 1.8 million BEA options. The portion of the intrinsic value of unvested Plumtree options related to future service has been allocated to deferred stock-based compensation and is being amortized using the straight line attribution method over the remaining vesting period.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preliminary Purchase Price Allocation

The total preliminary purchase price was allocated to Plumtree’s net tangible and identifiable intangible assets based on their estimated fair values as of October 20, 2005 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, the contingency accrual, certain income and non-income based taxes and residual goodwill. In addition, upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the preliminary purchase price allocation (in thousands):

As of October 20, 2005
Cash and short-term investments	$60,345
Accounts receivable	18,212
Prepaids and other current assets	1,933
Fixed Assets	1,646
Intangible Assets, net	47,400
Goodwill	102,431
Other non-current assets	234
Accounts payable and other accrued liabilities	(11,771)
Restructuring obligations (see Note 8)	(2,271)
Deferred revenue	(11,377)
Other non-current liabilities	(63)
In-process research and development	4,600

Total preliminary purchase price	$211,319

Intangible assets

In performing the preliminary purchase price allocation we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimate of future performance of Plumtree’s products. The fair value of intangible assets was based, in part, on a preliminary valuation completed by a third party appraiser using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and range from 13.8 to 15.0 percent. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components and fair values of the intangible assets associated with the acquisition (in thousands):

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Deferred revenue

In connection with the preliminary purchase price allocation, we have estimated the fair value of the deferred support obligation assumed from Plumtree in connection with the Acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by a third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that BEA would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in Plumtree software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Plumtree had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. As a result, in allocating the acquisition purchase price, BEA recorded an adjustment to reduce the carrying value of Plumtree’s October 20, 2005 deferred support revenue by $8.4 million to reflect an ending balance of $10.7 million, which represents the estimate of the fair value of the support obligation assumed.

As a result of the adjustments to record Plumtree’s support and services obligations assumed at fair value, $8.6 million of customer support revenues and services revenue that would have been otherwise recorded by Plumtree as an independent entity will not be recognized in BEA’s consolidated results of operations. As former Plumtree customers renew these support contracts, BEA will recognize the full value of the support contracts over the renewal period, the majority of which are one year.

Pre-acquisition contingencies

As part of the purchase price BEA recorded a $1.5 million accrual related to resolving potential liabilities associated with pricing issues and the U.S. General Services Administration (“GSA”). In February 2005, Plumtree became aware that three orders made under its GSA contract may not have complied fully with the terms of the “Price Reductions” clause of such contract. Plumtree commenced an internal investigation into this matter in the second calendar quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005,

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. BEA has reviewed this analysis and based on our assessment we have recorded the $1.5 million as the fair value of this contingency as of October 20, 2005. In January, 2006 the Company completed its self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like the company to perform an additional review of the period from March 31, 2005 through June 30, 2005. The Company is currently assessing the GSA’s desire for this additional period, however as of January 31, 2006, the Company had not commenced such additional review and did not record any additional contingency accruals related to this issue. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of settlement discussions and final resolution with the GSA. If the amount of this accrual differs upon settlement and the adjustment occurs during the purchase price allocation period (generally within 12 months from the Acquisition date), the adjustment will be recorded as a purchase accounting adjustment. If the adjustment occurs outside of the purchase accounting period, then the adjustment will be recorded as part of normal operations.

BEA has not identified any other material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to use prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of BEA and Plumtree, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Acquisition had taken place at the beginning of each of the periods presented.

The pro forma financial information for the twelve months ended January 31, 2006 includes severance expenses of $1.1 million recorded by Plumtree in their historical statements of operations related to change in control provisions that were triggered as part of our merger agreement. The pro forma financial information for all periods presented also includes the business combination accounting effect on the charge for IPR&D, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, acquisition costs reflected in BEA’s and Plumtree’s historical statements of operations for periods prior to our merger agreement, and the related tax effects.

The unaudited pro forma financial information for the twelve months ended January 31, 2006 combines the historical results for BEA for the twelve months ended January 31, 2006 and the historical results for Plumtree from February 1, 2005 to January 31, 2006. The unaudited pro forma financial information for the twelve months ended January 31, 2005 combines the historical results for BEA for that period, with the historical results for Plumtree for the twelve months ended January 31, 2005 (in thousands, except per share data).

	Twelve months ended January 31,
	2006	2005
Total Revenues	$1,268,609	$1,167,328
Net Income	142,162	108,968
Basic net income per share	0.37	0.27
Diluted net income per share	0.36	0.26

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Acquisitions

During the twelve months ended January 31, 2006, BEA acquired four small companies for an aggregate of approximately $33.4 million in cash. The acquisitions were accounted for using the purchase method, with a substantial majority of the purchase price being allocated to intangible assets. The Company has included the operating results of these companies in its consolidated financial statements from the date of acquisition. Pro forma information giving effect to the four acquisitions has not been presented because the pro forma information would not differ materially from the historical results of the Company.

5.    Goodwill and Acquired Intangible Assets

On February 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and as a result will no longer amortize goodwill. Instead, the Company will test for impairment at least annually or more frequently whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	January 31, 2006	January 31, 2005
Gross carrying amount of goodwill	$278,871	$195,758
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$145,523	$62,410

The increase in goodwill in fiscal 2006 is due to the acquisition of Plumtree, offset by $18.9 million of acquired tax attributes realized in fiscal 2006.

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	January 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$190,785	$(129,934)	$60,851
Non-compete agreements	32,746	(28,704)	4,042
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	48,009	(34,400)	13,609

Total	$284,815	$(206,313)	$78,502

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	January 31, 2005
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$124,711	$(118,918)	$5,793
Non-compete agreements	29,346	(26,629)	2,717
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	33,809	(33,424)	385

Total	$201,141	$(192,246)	$8,895

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	Year ended January 31,
	2006	2005	2004
Purchased technology	$11,016	$13,004	$16,169
Non-compete agreements	2,075	858	5,050
Patents and trademarks	—	—	—
Other intangible assets	976	35	500

Total	$14,067	$13,897	$21,719

The increase in intangibles is due to the five acquisitions completed in fiscal 2006, Plumtree being the largest of the five.

Based on our annual impairment assessment, in accordance with SFAS No. 144, total amortization expense of $14.1 million in fiscal 2006 does not include an impairment charge while total amortization expense of $13.9 million in fiscal 2005 includes an impairment charge of $1.1 million related to acquired intangibles. The fiscal 2005 impairment represents two small acquisitions where we are no longer utilizing the purchased technology that was acquired.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
2007	$30,324
2008	21,042
2009	9,007
2010	9,007
2011	7,347
Thereafter	1,775

Total	$78,502

6.    Prepaids and Other Current Assets

Prepaids and other current assets consist of the following (in thousands):

	January 31,
	2006	2005
Prepaids	$13,586	$13,625
Other current assets	18,919	8,581
Other receivables	19,589	21,871
Short-term deferred tax asset	28,395	—

	$80,489	$44,077

Short-term deferred tax assets, which were previously subject to a valuation allowance, were realized in fiscal 2006. Realization of the Company’s short-term deferred tax assets of $28.4 million is dependent upon the Company generating future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

7.    Other Long-Term Assets and Related Party Transactions

Other long-term assets consist of the following (in thousands):

	January 31,
	2006	2005
Notes receivable from executives	$—	$907
Debt issuance costs, net	599	4,969
Equity investments in private companies	750	750
Other long-term assets	7,985	6,565
Long-term deferred tax asset	28,988	—

	$38,322	$13,191

Long-term debt issuance costs declined to the repurchase and retirement of $84.8 million of convertible subordinated notes in fiscal 2006 and the reclassification of the convertible subordinated notes to short-term.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term deferred tax assets, which were previously subject to a valuation allowance, were realized in fiscal 2006. Realization of the Company’s long-term deferred tax assets of $29.0 million is dependent upon the Company generating future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

The Company had secured notes receivable from two executives totaling $0.9 million as of January 31, 2005. In fiscal 2006, BEA received $0.9 million to pay down the outstanding notes receivable balances. These notes originated prior to June 30, 2002 and were secured by deeds of trust on real property. They bore interest of 4.75 percent and 7.0 percent per annum and were due and payable on April 3, 2006 and May 10, 2007, respectively, or the termination of employment with us. The notes were repaid in fiscal 2006 prior to their respective due dates.

Related Parties

The Company occasionally sells software products or services to companies that have board members or executive officers who are also on the Company’s Board of Directors. The total revenues recognized by the Company from such customers in fiscal 2006, fiscal 2005 and fiscal 2004 were $1.9 million, $1.1 million and $11.2 million, respectively.

8.    Restructuring Charges

Estimated acquisition-related restructuring costs

In fiscal 2006 management approved and initiated a plan to restructure Plumtree to eliminate certain duplicative activities and reduce the cost structure. The restructuring charges recorded are based on the restructuring plans that have been committed to by management. There may be additional costs associated with certain facilities that were identified at the date of Acquisition but have not been resolved as of January 31, 2006. These adjustments to the estimated restructuring costs related to pre-acquisition Plumtree will be recorded as an adjustment to goodwill during the purchase price allocation period and as operating expense thereafter.

BEA recorded approximately $2.3 million of estimated restructuring costs in connection with restructuring the pre-acquisition Plumtree organization, which primarily included employee severance, facility consolidation costs, contract termination costs and international entity restructuring expenses. Plumtree employees affected under this plan were or will be terminated, which could continue up to nine months post acquisition. Severance payments made to pre-acquisition Plumtree employees were covered by plans established by Plumtree and subsequently assumed by BEA upon the completion of the Acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Plumtree, and accordingly, resulted in an increase to goodwill. These restructuring liabilities are classified as current liabilities in the accompanying balance sheet, since terms do not exceed 12 months.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of Plumtree (in thousands):

	Severance	Facilities	Other	Total
Initial estimated restructuring costs	$622	$957	$70	$1,649
Adjustments to initial restructuring costs	295	(547)	869	617
Cash payments for fiscal 2006	(506)	(184)	(318)	(1,008)

Restructuring liabilities as of January 31, 2006	$411	$226	$621	$1,258

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Facilities Consolidation

During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2005 and 2006, an additional $0.5 million and $0.8 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of January 31, 2006, $9.7 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $2.6 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2004	$9,847
Charges accrued during fiscal 2005 included in operating expenses	8,174
Write-off of unamortized leasehold improvements during fiscal 2005	(760)
Cash payments during fiscal 2005	(5,029)

Accrued at January 31, 2005	12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	$9,681

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Notes Payable and Other Long-Term Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	January 31, 2006	January 31, 2005
Current portion of notes payable and other obligations	$218	$459

Convertible subordinated notes (current)	$465,250	$—

Other long-term obligations	$11,105	$13,696
Capital lease	1,283	1,498
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$227,388	$230,194

Convertible subordinated notes (long-term)	$—	$550,000

Other long-term obligations include an accrual of $7.4 million and $9.1 million related to the facilities consolidation for the period ended January 31, 2006 and 2005, respectively.

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Year ending January 31,
2007	$211	$208
2008	211	3,813
2009	211	2,496
2010	211	2,034
2011	211	1,942
Thereafter	735	658

Total minimum lease payments and total other obligations	1,790	$11,151

Amounts representing interest on capital lease	(335)
Present value of minimum lease payments	1,455

Less: capital lease obligation, current (reflected in other obligations)	(172)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,283

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2006, the Company retired $84.8 million in face value of the 2006 Notes. The remaining balance at January 31, 2006 is $465.2 million and is classified as short-term since the debt is due within twelve months (December 2006). In fiscal 2006, the Company recorded a net gain on the retirement of the 2006 Notes of $0.7 million.

Subsequent to January 31, 2006 and through the date of this filing, the Company retired an additional $210.0 million in face value of the 2006 notes and the remaining balance as of April 12, 2006 was $255.3 million.

Credit facility

During fiscal 2005, BEA entered into a four year revolving unsecured credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million ($191.6 million classified as long term debt for land lease and $20.1 million classified as current portion of notes payable and other obligations as of January 31, 2004). The termination of the long term debt related to the land lease did not result in any material termination penalties.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.5 percent as of January 31, 2006. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements.

As of January 31, 2006, the Company is in compliance with all financial covenants.

10.    Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	January 31,
	2006	2005	2004
Federal:
Current	$70,735	$39,228	$22,864
Deferred	(15,102)	(8,695)	(4,682)
State:
Current	7,471	5,143	8,002
Deferred	(6,605)	4,043	(1,073)
Foreign:
Current	16,183	16,448	25,749

Provision for income taxes	$72,682	$56,167	$50,860

Pretax income from foreign operations was approximately $169.4 million, $170.5 million, and $129.1 million for fiscal 2006, 2005 and 2004, respectively.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

	For the fiscal year ended January 31,
	2006	2005	2004
Tax provision (benefit) at U.S. statutory rate	$75,399	$65,528	$59,337
State income taxes, net of federal benefit	5,479	5,971	4,504
Foreign income and withholding taxes	(10,401)	(10,889)	(13,477)
Jobs Act repatriation, including state taxes	10,447	—	—
Benefits from release of Valuation Allowance	(8,940)	—	—
Benefits from resolution of certain tax audits and expiration of statute of limitations	(1,586)	(4,943)	—
Purchased in-process product development	1,610	—	—
Other	674	500	496

Provision for income taxes	$72,682	$56,167	$50,860

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	January 31,
	2006	2005
Deferred tax assets:
Deferred revenue	$13,666	$11,671
Accruals and reserves	13,820	7,919
Equity investment write-downs	13,576	15,334
Net operating loss carry forwards	38,484	43,519
Capital loss carry forwards	14,747	14,329
Credit carry forwards	48,031	44,162
Property and equipment	10,467	12,229
Intangible assets	501	31,160
Other	28	20

Subtotal	153,320	180,343
Valuation allowance	(68,073)	(149,825)

Total deferred tax assets	$85,247	$30,518

Deferred tax liabilities:
U.S. deferred taxes for unremitted foreign earnings	(29,148)	(33,360)

Net deferred tax assets (liabilities)	$56,099	$(2,842)

Reported as:
Current deferred tax assets	$28,395	$—
Non-current deferred tax assets	28,988	—
Non-current deferred tax liabilities	(1,284)	(2,842)

Net deferred taxes	$56,099	$(2,842)

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe that net deferred tax assets in the amount of $56.1 million are realizable based on the “more likely than not” standard required for recognition. The valuation allowance decreased by approximately $81.8 million in fiscal year 2006, increased by approximately $4.1 million in fiscal year 2005, and decreased by approximately $53.6 million in fiscal year 2004. Of the total valuation allowance amounts listed above, approximately $68.1 million and $121.9 million of the valuation allowance at January 31, 2006 and 2005, respectively, relates to tax benefits associated with exercises of stock options, which will reduce income taxes payable and be credited to additional paid-in capital when realized. Additionally, approximately $18.9 million of the valuation allowance at January 31, 2005 related to tax benefits associated with certain acquisition related tax attributes, and reduced income taxes payable and was credited to goodwill when realized in fiscal year 2006.

Realization of the Company’s net deferred tax assets of $56.1 million is dependent upon the Company generating future U.S. taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 31, 2006, we had federal net operating loss carry forwards of approximately $94.4 million, which will expire in 2012 through 2025. Utilization of net operating loss carry forwards may be subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions. These limitations may result in the expiration of net operating loss carry forwards before full utilization.

On October 22, 2004, the American Jobs Creation Act (the “Jobs Act”) was signed into law. The Jobs Act includes a deduction of 85% for certain foreign earnings that are repatriated, as defined in the Jobs Act. During fiscal 2006, the Company’s Chief Executive Officer and Board of Directors approved a domestic reinvestment plan as required by the Jobs Act to repatriate $169.6 million in foreign earnings in fiscal 2006. The Company repatriated $169.6 million under the Jobs Act in fiscal 2006 and recorded tax expense in fiscal 2006 of $10.4 million related to this repatriation dividend.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Stockholders’ Equity

Share activity

The following table represents changes in outstanding shares of common stock (in thousands):

Common stock
Balance at January 31, 2003	405,751

Shares issued under stock option and stock purchase plans	10,533
Issuance of common stock	119
Purchases of common stock	(8,013)

Balance at January 31, 2004	408,390

Shares issued under stock option and stock purchase plans	9,343
Issuance of common stock	909
Purchases of common stock	(20,551)

Balance at January 31, 2005	398,091

Issuance of common stock and shares issued under stock option and stock purchase plans	10,380
Purchases of common stock	(22,528)

Balance at January 31, 2006	385,943

Common stock

The Company has reserved or registered shares of common stock for future issuance at January 31, 2006, as follows (in thousands):

Shares reserved for Incentive Stock Option Plans	138,122
Shares reserved for Employee Stock Purchase Plan	8,124
Shares registered for conversion of convertible notes payable (2006 Notes)	13,427

Total common stock reserved or registered for future issuance	159,673

The table above includes 20.0 million additional shares that became available for issuance under the Incentive Stock Option Plans and 3.9 million additional shares that became available for issuance under the Employee Stock Purchase Plan on August 23, 2005.

Share Repurchase Program

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In fiscal 2004, 8.0 million shares were repurchased at a total cost of approximately $81.2 million. In fiscal 2005, 20.6 million shares were repurchased at a total cost of $161.3 million. In fiscal 2006, 22.5 million shares were repurchased at a total cost of $193.7 million leaving approximately $121.7 million of the approval limit available for share repurchases under the Share Repurchase Program.

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

12.    Employee Benefit Plans

Stock option plans

Under the Company’s stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company’s common stock. Restricted stock awards, including restricted stock units and restricted stock, may be granted under the Company’s stock option plans as well. Options generally vest over a four-year period and have a term of ten years, while restricted stock awards generally vest over a two year period. Annually, the number of shares available in the stock option plan is automatically increased by an amount of up to 6 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, less the number of shares of common stock added to the Employee Stock Purchase Plan, based on a formula, but not to exceed 24 million shares per fiscal year. For fiscal 2007, we have reduced the annual increase to 3% and expect to do so for fiscal 2008, as well. The exercise price of the stock options is determined by the Company’s Board of Directors on the date of grant and is generally equal to the fair market value of the stock on the grant date.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information with respect to option activity under the Company’s stock option plans are summarized as follows:

(shares in thousands)	Options outstanding	Exercise price per share	Weighted average exercise price per share
Options outstanding at January 31, 2003	74,895	$0.07-$85.56	$14.37
Granted	11,920	$9.51-$14.48	$11.51
Exercised	(7,762)	$0.07-$13.72	$5.75
Canceled	(6,951)	$2.90-$85.56	$20.78

Options outstanding at January 31, 2004	72,102	$0.07-$85.56	$14.21

Granted	27,986	$6.20-$13.81	$9.39
Exercised	(5,827)	$0.07-$13.16	$4.52
Canceled	(16,178)	$2.78-$85.56	$15.90

Options outstanding at January 31, 2005	78,083	$0.07-$85.56	$12.85

Granted	15,013	$4.16-$19.16	$7.84
Exercised	(7,148)	$0.07-$10.14	$5.09
Canceled	(15,549)	$0.07-$85.56	$16.53

Options outstanding at January 31, 2006	70,399	$0.07-$85.56	$11.77

Options exercisable at January 31, 2006	46,459	$0.07-$85.56	$13.84

Options exercisable at January 31, 2005	41,088	$0.07-$85.56	$15.89

Options exercisable at January 31, 2004	37,875	$0.07-$85.56	$16.84

Options available for grant at January 31, 2006	67,723

Information with respect to restricted stock award activity under the Company’s stock option plans are summarized as follows:

(shares in thousands)	Restricted Stock Awards outstanding	Weighted average FMV at grant per share
Awards outstanding at January 31, 2003	100	$12.03
Granted	100	$12.81
Vested	—	—
Canceled	—	—

Awards outstanding at January 31, 2004	200	$12.42

Granted	1,100	$8.15
Vested	(131)	$12.22
Cancelled	(122)	$10.95

Awards outstanding at January 31, 2005	1,047	$8.13

Granted	1,005	$8.57
Vested	(598)	$9.30
Cancelled	(229)	$8.63

Awards outstanding at January 31, 2006	1,225	$7.83

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes-Merton model under FAS 123, was as follows:

	Fiscal 2006	Fiscal 2005	Fiscal 2004
Stock options granted with an exercise price equal to the Company’s stock price on date of grant	$3.50	$5.06	$5.57

The following table summarizes information about outstanding and exercisable stock options at January 31, 2006:

	Outstanding		Exercisable
	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
	(shares in thousands)
Range of per share exercise prices
$ 0.07–$ 5.55	12,534	5.20	$4.50	10,869	$4.39
$ 5.56–$ 8.25	13,072	8.02	$7.13	3,779	$6.90
$ 8.26–$ 8.54	11,936	8.65	$8.40	4,475	$8.43
$ 8.55–$ 9.29	5,890	8.49	$8.97	1,819	$9.15
$ 9.35–$10.14	2,539	7.51	$9.97	1,506	$10.07
$10.31–$11.20	1,853	6.47	$10.82	1,685	$10.85
$11.29–$11.70	6,187	5.77	$11.64	6,183	$11.64
$11.72–$12.96	6,220	7.78	$12.54	6,021	$12.55
$12.99–$13.72	725	6.92	$13.26	685	$13.27
$13.76–$15.24	927	6.91	$14.53	922	$14.54
$15.42–$18.16	735	5.33	$16.62	734	$16.62
$18.26–$20.94	799	5.34	$20.37	799	$20.37
$21.18–$28.38	731	4.53	$25.09	731	$25.09
$28.88–$41.50	4,380	4.56	$34.08	4,380	$34.08
$43.07–$60.50	1,043	4.58	$51.50	1,043	$51.50
$61.13–$85.56	828	4.75	$68.53	828	$68.53

$ 0.07–$85.56	70,399			46,459

Effective January 30, 2006, the Company accelerated the vesting of unvested and “out of the money” stock options previously awarded to employees and officers of the Company with option exercise prices greater than $10.72. Options held by non-employee directors were unaffected by the vesting acceleration. Options held by the Company’s CEO and other executive officers were eligible for accelerated vesting subject to a Resale Restriction Agreement imposing limitations on sale of such accelerated options equivalent to the pre-acceleration vesting schedule. Three executive officers participated in the acceleration and the related resale restriction and the remaining executive officers declined the acceleration. Certain international locations were excluded from the acceleration because it would have had a negative tax impact to the employees. The Company accelerated options that with an exercise price of $10.72 or higher (stock price at the close of business on January 30, 2006) which comprises approximately 4 percent of total outstanding options. This acceleration was done in anticipation of implementing FAS123R and the Company expects to forego approximately $20 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when FAS123R is implemented.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Awards

In Fiscal 2005, the Company issued restricted stock units and restricted stock under its 1997 Stock Incentive Plan. Restricted stock units are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the restricted stock unit vests. In fiscal 2005, the Company issued a total of 850,000 restricted stock units and 250,000 shares of restricted stock to certain of its employees. The Company recorded deferred compensation of $7.3 million related to this issuance of restricted stock units and $1.7 million related to the issuance of restricted stock. The deferred compensation relating to the restricted stock units is being expensed on a straight-line basis over the two-year vesting period. The deferred compensation relating to the restricted stock is being expensed on a straight-line basis over a one-year vesting period. In fiscal 2006, the Company issued a total of 949,500 restricted stock units and 55,000 shares of restricted stock to certain of its employees. The Company recorded deferred compensation of $8.1 million related to the issuance of restricted stock units and $0.5 million related to the issuance of restricted stock. The deferred compensation relating to the restricted stock units is being expensed on a straight-line basis over either a one-year, two-year, or four-year vesting period. The deferred compensation relating to the restricted stock is being expensed on a straight-line basis over either a two-year or a one-year vesting period.

Deferred Compensation

During fiscal 2004, the total amortization of deferred compensation was $8.6 million of which $3.9 million related to the discounted stock options granted during fiscal 2003, $1.3 million related to restricted stock granted during fiscal 2003 and fiscal 2004, and $3.4 million related to stock granted in connection with acquisition during fiscal 2002.

During fiscal 2005, the total amortization of deferred compensation was $10.2 million of which $4.4 million related to the discounted stock options granted during fiscal 2003, $1.1 million related to restricted stock granted during fiscal 2003 and fiscal 2004, $0.8 million related to restricted stock granted during fiscal 2005, $0.9 million related to restricted stock units granted during fiscal 2005, and $3.0 million related to stock granted in connection with an acquisition during fiscal 2002.

During fiscal 2006, the total amortization of deferred compensation was $8.1 million of which $1.5 million related to the discounted stock options granted during fiscal 2003, $1.2 million related to restricted stock granted during fiscal 2005 and fiscal 2006, $3.5 million related to restricted stock units granted during fiscal 2005, $1.1 million related to restricted stock units granted during fiscal 2006 and $0.8 million related to stock granted in connection with acquisitions during fiscal 2002 and fiscal 2006.

Employee stock purchase plan

In March 1997, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP Plan”) for all employees meeting certain eligibility criteria. Under the ESPP Plan, employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85 percent of the lower of the closing sale price of BEA’s Common Stock reported on the NASDAQ National Market (“NASDAQ”) at the beginning or the end of each six-month offering period. Additionally, the price paid by the employee will not exceed 85 percent of the closing sale price as reported on NASDAQ at the beginning of a 24 month period that restarts in January or July of every second year, determined by the employee’s enrollment date in the plan. Eligible employees may purchase common stock through payroll deductions by electing to have between one percent and 15 percent of their compensation withheld, subject to certain limitations. Annually, the number of shares available in the ESPP Plan automatically increases by an amount equal to the lesser of 24 million shares or six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares of common stock added to the stock option plan. For fiscal 2007, we have reduced the annual increase to 3% and expect to do so for fiscal 2008, as well. On January 18, 2006, the Board of Directors approved an amendment to the ESPP Plan to change the subscription period to 6 months from 24 months effective with the next offering period beginning July 1, 2006. Approximately 3.4 million, 3.4 million, and 2.9 million shares for total proceeds of approximately $23.9 million, $23.5 million and $23.3 million, respectively, were sold through the ESPP Plan in fiscal 2006, 2005 and 2004. At January 31, 2006, 29.9 million shares had been issued under the ESPP Plan and 8.1 million shares were reserved for future issuance. On August 23, 2005, 3.9 million additional shares became available for issuance under the Employee Stock Purchase Plan. The weighted average grant date fair value of the ESPP shares (calculated using the Black-Scholes-Merton model) was $2.91, $3.90 and $4.30 in fiscal years 2006, 2005 and 2004, respectively.

13.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	January 31,
	2006	2005	2004
Foreign currency translation adjustment	$5,430	$16,391	$9,519
Unrealized gain (loss) on available-for-sale investments, net of income taxes of $0, $0 and $0.1 million in fiscal 2006, 2005, and 2004, respectively	(2,302)	(3,978)	274

Total accumulated other comprehensive income	$3,128	$12,413	$9,793

14.    Geographic Information and Revenue by Type of Product or Service

Geographic information

Information regarding the Company’s operations by geographic area is as follows (in thousands):

	Fiscal year ended January 31,
	2006	2005	2004
Total revenues:
Americas	$622,624	$536,564	$547,875
Europe, Middle East and Africa (EMEA)	397,815	383,328	307,123
Asia/Pacific (APAC)	179,406	160,202	157,494

	$1,199,845	$1,080,094	$1,012,492

Long-lived assets(1) (at end of year):
Americas	$567,833	$425,674
EMEA	3,278	3,325
APAC	8,282	7,198

	$579,393	$436,197

(1)	Long-lived assets include all long-term assets except those specifically excluded under the Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company generally assigns revenues to geographic areas based on the location from which the invoice is generated. Certain large revenue transactions with multi-national customers are allocated to multiple geographic areas based on the relative contribution of each geographic areas to the overall sales effort. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2006 were the United States with $570.6 million or 47.6 percent and the United Kingdom with $130.0 million or 10.8 percent. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2005 were the United States with $493.7 million or 45.7 percent and the United Kingdom with $138.9 million or 12.9 percent. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2004 were the United States with $503.9 million or 49.8 percent and the United Kingdom with $110.3 million or 10.9 percent. The only individual country that accounted for more than 10 percent of total long-lived assets at the end of fiscal 2006 and fiscal 2005 was the United States with $567.6 million or 98.0 percent, and $425.4 million or 97.5 percent, respectively.

Revenue by type of product or service

The Company considers all license revenue derived from its various software products to be revenue from a group of similar products.

The following table provides a breakdown of services revenue by similar type (in thousands):

	Fiscal year ended January 31,
	2006	2005	2004
Consulting and education revenues	$145,572	$134,371	$117,283
Customer support revenues	542,724	462,585	374,162

Total services revenue	$688,296	$596,956	$491,445

15.    Supplemental Cash Flow Disclosures

Cash payments for interest were $32.6 million, $28.9 million, and $26.5 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Cash payments for income taxes were approximately $18.6 million, $14.9 million and $17.7 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The Company recorded deferred compensation expense during fiscal 2006 of approximately $8.1 million for restricted stock awards, stock options granted with an exercise price lower than the fair market value of the Company’s stock on the date of grant, and stock options granted in connection with acquisition. The Company recorded a tax benefit from stock options of $63.9 million, $31.8 million, and $32.1 million in fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

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

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Approximate annual minimum operating lease commitments (in thousands):

January 31,	Commitments
2007	$46,698
2008	35,604
2009	25,358
2010	18,067
2011	15,954
Thereafter	20,799

Total minimum lease payments	$162,480

As of January 31, 2006, the Company’s expected future sublease rental income was $6.5 million to be recognized over the next six years.

Total rent expense charged to operations for fiscal 2006, fiscal 2005 and fiscal 2004 was approximately $40.4 million, $38.7 million and $46.9 million, respectively.

Other Contingencies

As disclosed in the Business Combinations footnote above (Note 4), the Company has identified a preacquisition contingency with respect to the Plumtree acquisition.

Litigation and Other Claims

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al., CA No. 1577-N, was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al., No. CGC 05-444355 was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. These can be no assurance, however, that we will be successful in our defense of this action.

In the Keitel Action, plaintiffs sought an injunction against completion of the merger. That motion was denied and the case has now been stayed. The Globis Action has been inactive since the merger closed; there can be no assurance, however, that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed any liabilities of Plumtree resulting from the litigation.

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company is subject to legal proceedings and other claims that arise in the ordinary course of business, such as those arising from domestic and foreign tax authorities, intellectual property matters and employee related matters, in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations or liquidity, the ultimate outcome could be material to the Company.

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of January 31, 2006 or January 31, 2005. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of January 31, 2006.

17.    Subsequent Events

On February 28, 2006, BEA acquired Fuego, Inc, a private software company located in Texas, for a purchase price of $87.5 million in cash plus amounts for certain retention and performance bonuses. Fuego specializes in providing SOA solutions to help companies orchestrate and continuously improve business processes among people, applications and organizations. The portfolio of Fuego products will become a part of the BEA AquaLogic™ product family and will serve as the foundation of the new AquaLogic Business Service Interaction product line.

Subsequent to January 31, 2006, BEA retired an additional $210.0 million of face value of the convertible subordinated notes that mature in December 2006. The remaining short-term convertible subordinated notes balance as of April 12, 2006 was $255.3 million. The Company expects to recognize a gain of approximately $0.9 million in Other Income and Expense in the first quarter of fiscal 2007 related to the early retirement of the $210.0 million convertible subordinated notes.

The Company expects to record a $2.7 million non-operating gain related to the disposition of a minority interest investment in a private company that went public in February 2006. The value of the investment was written off in a previous fiscal year due to impairment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for BEA. BEA’s internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the fair presentation of published financial statements.

There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2006. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of January 31, 2006, our internal control over financial reporting was effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of January 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which was included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended January 31, 2006, that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BEA Systems, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that BEA Systems, Inc. maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BEA Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that BEA Systems, Inc. maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, BEA Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BEA Systems, Inc. as of January 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2006 and our report dated April 12, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

April 12, 2006

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors and executive officers of the Company is incorporated by reference to the sections entitled “Election of Directors,” “Management” and Section 16(a) “Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement with respect to the Registrant’s 2006 Annual Meeting to be filed with the SEC within 120 days of January 31, 2006 (the “Proxy Statement”).

We have adopted a code of ethics that is designed to qualify as a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The Financial Officer Code of Ethics applies to the CEO, CFO, and all members of BEA’s Finance Department. The Financial Officer Code of Ethics is an addendum to the BEA Code of Conduct and Ethics and can be found on BEA’s website at www.bea.com. This code of ethics was previously filed and incorporated herein by reference. To the extent required by law, any amendments to, or waivers from, any provision of The Financial Officer Code of Ethics will promptly be disclosed to the public. To the extent permitted by such legal requirements, we intend to make such public disclosure by posting the relevant material on our website at www.bea.com in accordance with SEC rules.

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

(3) Exhibits

Exhibit	Description
3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation(6)

3.2	Registrant’s Amended and Restated Bylaws(12)

4.1	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein(1)

4.2	Form of Indenture Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.3	Form of Promissory Note for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.4	Form of Purchase Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.5	Form of Registration Rights Agreement for the 4% Convertible Subordinated Notes due December 15, 2006(5)

4.6	Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated as of September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights(8)

4.7	Amendment No. 1 to the Preferred Stock Rights Agreement, dated as of January 15, 2003(10)

10.1	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto(1)

10.2	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder(1)*

10.3	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder*

10.4	Registrant’s 1997 Employee Stock Purchase Plan, including forms of agreements thereunder(2)*

10.5	License Agreement between the Registrant and Digital Equipment Corporation, dated January 31, 1997 and Amendments thereto(3)

10.6	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, dated December 26, 1997(4)

10.7	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, dated December 26, 1997(4)

10.8	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated September 24, 1999(6)

10.9	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, dated March 15, 2000(6)

Exhibit	Description
10.10	Registrant’s 2000 NonQualified Stock Incentive Plan, including forms of agreements thereunder(6)*

10.11	Form of Lease agreement between the Registrant and ABN AMRO Leasing, Inc., dated February 13, 2001(7)

10.12	Registrant’s Amended 1997 Employee Stock Purchase Plan, including forms of agreements thereunder (7)*

10.13	Amendment of Employment Agreement of Alfred S. Chuang dated November 2, 2001(9)*

10.14	Fiscal 2006 Executive Staff Bonus Plan (19)*

10.15	Form of Credit Agreement among BEA Systems, Inc., certain lenders named in such agreement, Keybank National Association, Wells Fargo Bank, N.A., ABN Amro Bank N.V., Bank of America, N.A., and Comerica Bank, dated October 12, 2004(16)

10.16	Form of Employment Agreement between the Registrant and Mark P. Dentinger, dated February 24, 2005(17)*

10.17	Form of Employment Agreement between the Registrant and Wai Wong, dated September 1, 2004(18)*

10.18	Form of Employment Agreement between the Registrant and Tom Ashburn, dated November 1, 2003(15)*

10.19	Form of Employment Agreement between the Registrant and Mark Carges, dated November 1, 2003(18)*

10.20	Form of Employment Agreement between the Registrant and Jeanne Wu, dated November 1, 2003(15)*

10.21	Form of Employment Agreement between the Registrant and William M. Klein, dated November 1, 2003 (15)*

10.22	Form of Employment Agreement between the Registrant and Alfred Chuang, dated November 1, 2003(15)*

10.23	Employment letter dated December 21, 2001 between the Registrant and Tom Ashburn (18)*

10.24	Memorandum of Employment dated July 31, 2004 between the Registrant and Tom Ashburn (18)*

10.25	Employment letter dated February 13, 1996 between the Registrant and Mark Carges (18)*

10.26	Memorandum of Employment dated August 30, 2004 between the Registrant and Mark Carges (18)*

10.27	Performance Unit Award Agreement dated April 27, 2005, between the Registrant and Thomas M. Ashburn (19)*

10.28	Restricted Stock Purchase Award Agreement dated April 2, 2005 between the Registrant and Mark P. Dentinger (20)*

10.29	Employment agreement effective as of May 1, 2006 between the Registrant and Thomas M. Ashburn

11.1	Statement re: computation of income (loss) per share (included on pages 74 of this Report)

12.1	Ratio of Earnings to Fixed Charges

14.1	Financial Officer Code of Ethics (15)

21.1	Subsidiaries of the Registrant

Exhibit	Description
23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page)

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, , as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended,, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2, filed January 31, 1997
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed March 20, 1997
(3)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form SB-2/A, filed April 3, 1997
(4)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-KSB, filed April 30, 1998
(5)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form S-3, filed March 13, 2000
(6)	Incorporated by reference to such exhibits as filed in Registrant’s Annual Report on Form 10-K filed May 1, 2000 and Form SB-2/A filed April 3, 1997
(7)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed May 1, 2001
(8)	Incorporated by reference to such exhibit as filed in the Registrant’s Registration Statement on Form 8-A12G, filed October 1, 2001
(9)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 23, 2002
(10)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-A12G/A, filed January 22, 2003
(11)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-K, filed February 14, 2003
(12)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-Q, filed December 16, 2002
(13)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 30, 2003
(14)	Incorporated by reference to such exhibit as filed in the Registrant’s Reports on Form 10-K, filed April 30, 2003 and on Form 10-Q, filed December 15, 2003
(15)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-K, filed April 15, 2004
(16)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-Q, filed December 10, 2004
(17)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 8-K, filed February 24, 2005
(18)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on form 10-K, filed April 18, 2005
(19)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-Q, filed September 8, 2005
(20)	Incorporated by reference to such exhibit as filed in the Registrant’s Report on Form 10-Q, filed June 13, 2005

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEA SYSTEMS, INC.

By:	/s/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

April 14, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS each person whose signature appears below constitutes and appoints Alfred S. Chuang and Mark Dentinger, and each of them, with full power to act alone, his true and lawful attorneys-in-fact, with the power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this Registration Statement, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the undersigned in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED S. CHUANG Alfred S. Chuang	President, Chief Executive Officer and Chairman of the Board	April 14, 2006

/s/ RICHARD T. SCHLOSBERG III Richard T. Schlosberg III	Director	April 14, 2006

/s/ STEWART K.P. GROSS Stewart K.P. Gross	Director	April 14, 2006

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	April 14, 2006

/s/ DEAN O. MORTON Dean O. Morton	Director	April 14, 2006

/s/ L. DALE CRANDALL L. Dale Crandall	Director	April 14, 2006

/s/ GEORGE REYES George Reyes	Director	April 14, 2006

BEA SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year Ended January 31, 2006, 2005 and 2004

(in thousands)

	Balance at beginning of period	Additions to the allowance recorded as general and administrative expense	Additions to the allowance recorded as reductions of revenue	Deductions (i)	Balance at end of period
January 31, 2006
Allowance for doubtful accounts	$9,379	$—	$3,618	$3,647	$9,350
January 31, 2005
Allowance for doubtful accounts	$10,550	$308	$2,513	$3,992	$9,379
January 31, 2004
Allowance for doubtful accounts	$15,608	$—	$1,044	$6,102	$10,550

(i)	Uncollectible accounts written off, net of recoveries.