Form 10-Q
period 2006-04-30
BEA SYSTEMS INC
filed 2006-06-09
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒     No    ☐

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes    ☐     No    ☒

As of May 31, 2006, there were approximately 392,002,200 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2006	2005
Revenues:
License fees	$132,404	$116,055
Services	190,832	165,668

Total revenues	323,236	281,723

Cost of revenues:
Cost of license fees	15,266	7,213
Cost of services	63,576	55,007

Total cost of revenues	78,842	62,220

Gross profit	244,394	219,503
Operating expenses:
Sales and marketing	122,217	104,061
Research and development	55,699	40,486
General and administrative	30,178	26,468
Acquisition–related in-process research and development	2,700	—

Total operating expenses	210,794	171,015

Income from operations	33,600	48,488
Interest and other, net:
Interest expense	(6,024)	(7,583)
Interest income	11,007	8,995
Net gains on sale of minority interest in equity investments	10,972	—
Other	(330)	(1,189)

Total interest and other, net	15,625	223

Income before provision for income taxes	49,225	48,711
Provision for income taxes	13,971	14,613

Net income	35,254	34,098
Other comprehensive income:
Foreign currency translation adjustments	2,900	(681)
Unrealized gain (loss) on available-for-sale investments	684	(34)

Comprehensive income	$38,838	$33,383

Net income per share:
Basic	$0.09	$0.09

Diluted	$0.09	$0.08

Number of shares used in per share calculations:
Basic	388,240	395,180

Diluted	401,300	402,570

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2006 (unaudited)	January 31, 2006 (audited*)
ASSETS
Current assets:
Cash and cash equivalents	$971,965	$1,017,772
Restricted cash	1,666	2,373
Short-term investments	297,325	370,763
Accounts receivable, net	242,461	331,332
Other current assets	89,647	80,489

Total current assets	1,603,064	1,802,729
Long-term investments	45,490	64,422
Property and equipment, net	341,991	343,389
Goodwill, net	207,501	145,523
Acquired intangible assets, net	88,540	78,502
Long-term restricted cash	2,644	2,644
Other long-term assets	37,926	38,322

Total assets	$2,327,156	$2,475,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,019	$22,984
Accrued liabilities	93,386	91,244
Restructuring obligations	3,198	3,531
Accrued payroll and related liabilities	72,742	92,039
Accrued income taxes	74,696	82,234
Deferred revenues	365,003	379,123
Convertible subordinated notes	255,250	465,250
Current portion of notes payable and other obligations	933	218

Total current liabilities	889,227	1,136,623
Deferred tax liabilities	1,283	1,283
Notes payable and other long-term obligations	227,632	227,388

Commitments and contingencies
Stockholders’ equity:
Common stock	449	444
Additional paid-in capital	1,390,050	1,341,577
Treasury stock, at cost	(478,249)	(478,249)
Retained earnings	290,052	254,798
Deferred compensation	—	(11,461)
Accumulated other comprehensive income	6,712	3,128

Total stockholders’ equity	1,209,014	1,110,237

Total liabilities and stockholders’ equity	$2,327,156	$2,475,531

* Note:	The condensed consolidated balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended April 30,
	2006	2005
Operating activities:
Net income	$35,254	$34,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,819	6,339
Stock compensation expense	15,096	2,266
Excess tax benefit from stock-based payment arrangements	(3,131)	—
Amortization and impairment charges related to acquired intangible assets	8,697	2,207
Acquisition–related in-process research and development	2,700	—
Changes in operating assets and liabilities	34,645	28,819
Other	3,290	3,171

Net cash provided by operating activities	102,370	76,900

Investing activities:
Purchases of property and equipment	(4,867)	(6,750)
Payments for acquisitions, net of cash acquired	(79,795)	—
Purchases of available-for-sale short-term investments	(114,467)	(263,230)
Proceeds from maturities of available-for-sale short-term investments	31,580	45,147
Proceeds from sales of available-for-sale short-term investments	175,301	227,464
Other	—	1,319

Net cash provided by investing activities	7,752	3,950

Financing activities:
Repurchase of short-term convertible subordinated notes	(208,562)	—
Excess tax benefit from stock-based payment arrangements	3,131	—
Net proceeds received for employee stock purchases	46,763	10,748
Purchases of treasury stock	—	(59,999)

Net cash used in financing activities	(158,668)	(49,251)

Net increase in cash and cash equivalents	(48,546)	31,599
Effect of exchange rate changes on cash and cash equivalents	2,739	(1,205)
Cash and cash equivalents at beginning of period	1,017,772	777,754

Cash and cash equivalents at end of period	$971,965	$808,148

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (“BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2006. The results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2007 (“Fiscal 2007”) or thereafter.

The condensed consolidated balance sheet at January 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met: (1) persuasive evidence of an agreement exists, (2) delivery of the product has occurred, (3) the fee is fixed or determinable, and (4) collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements occurs or when fair value can be established.

Vendor specific objective evidence of the fair value of maintenance is determined by the price paid by the Company’s customers when maintenance is sold separately (i.e., the prices paid by the customers in connection with renewals). Vendor specific objective evidence of fair value of consulting services and education is based on average daily rates.

When licenses are sold together with consulting services, license fees are recognized upon delivery, provided that (1) the basic criteria of software revenue recognition have been met, (2) payment of the license fees

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

is not dependent upon the performance of the consulting services, and (3) the consulting services do not provide significant customization of the software products and are not essential to the functionality of the software that was delivered. The Company does not normally provide significant customization of its software products.

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain countries where collection risk is considered to be high, such as certain Latin American, Asian and Eastern European countries, revenue is generally recognized upon receipt of cash and in some cases, evidence of delivery to the end user.

The Company has a number of strategic partnerships that represent the indirect channel including system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Fundamentally, partners either embed or do not embed (e.g. “bundle”) our software into their own software products. Partners who embed our software are referred to as embedded Independent Software Vendors (“ISV’s”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as Resellers. Due to the particular risk of concessions with respect to transactions with Resellers, the Company recognizes revenue once persuasive evidence of sell through to an end user is received and all other criteria have been met. The Company’s partner license agreements do not provide for rights of return.

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

Accounts receivable and the allowance for doubtful accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue, and the allowance charges associated with liquidity concerns are recorded as general and administrative expenses. These estimates are based on multiple sources of information including: assessing the credit worthiness of our customers, our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring activities

In the third quarter of fiscal 2006, the Company recorded restructuring accruals in connection with the acquisition of Plumtree in accordance with Emerging Issues Task Force 95-3, “Recognition of Liabilities in connection with a Purchase Business Combination.” These restructuring charges are based on plans that have been approved and committed to by management with respect to facilities, severance and contract termination costs. There may be additional restructuring charges related to the pre-merger Plumtree organization during the purchase accounting allocation period (generally within twelve months of the Acquisition date) related to matters that were identified at the date of Acquisition but were not resolved as of April 30, 2006. These adjustments will be recorded as adjustments to goodwill during the purchase price allocation period.

In fiscal 2002 and fiscal 2005, the Company recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and sublease rates varied from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at April 30, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe that net deferred tax assets in the amount of $56.2 million are realizable based on the “more likely than not” standard required for recognition. The remaining valuation allowance at April 30, 2006 is primarily attributable to accumulated stock option tax deductions. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the amount presently recorded, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital.

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

Projects funded by third parties

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses.

Note 2.    Business Combinations

Fiscal 2007 Acquisitions

Fuego, Inc.

On February 28, 2006, the Company acquired all the outstanding shares of Fuego, Inc. (“Fuego”), a privately held software company headquartered in Plano, Texas. Fuego specializes in providing Service Oriented Architecture software to help companies manage business processes. The Fuego software has become a part of the BEA AquaLogic product family and serves as the foundation of the new BEA AquaLogic Business Service Interaction product line. Assets and liabilities assumed were recorded at their fair values as of February 28, 2006.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Fuego acquisition (the “Fuego Acquisition”) has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006. The total preliminary purchase price is $88.5 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition consideration for Fuego	$86,036
Estimated acquisition related transaction costs	2,415

Total preliminary purchase price	$88,451

Preliminary Purchase Price Allocation

The total preliminary purchase price was allocated to Fuego’s net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2006, as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that are not yet finalized relate to restructuring costs, certain income and non-income based taxes and residual goodwill. In addition, upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the preliminary purchase price allocation (in thousands):

As of February 28, 2006
Cash and short-term investments	$5,821
Accounts receivable, net	4,130
Prepaids and other current assets	211
Fixed Assets	44
Intangible Assets, net	18,300
Goodwill	62,082
Accounts payable and other accrued liabilities	(2,917)
Deferred revenue	(1,920)
In-process research and development	2,700

Total preliminary purchase price	$88,451

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible assets

In performing the preliminary purchase price allocation we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimate of future performance of Fuego’s products. The fair value of intangible assets was based, in part, on a preliminary valuation completed by a third party appraiser using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and range from 13.4 to 15.0 percent. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components and fair values of the intangible assets associated with the acquisition (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$12,800	3 years
Customer base	5,500	4 years

Total intangible assets	$18,300

Purchased technology is comprised of Fuego products that have reached technological feasibility and the associated patents related to these products. Customer base represents the underlying customer support contracts and related relationships with Fuego’s existing customers. Intangible assets are being amortized using the straight-line method.

In-process research and development

In-process research and development (“Fuego IPR&D”) represents incomplete Fuego research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to Fuego IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related Fuego IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the Fuego IPR&D project.

Deferred revenue

In connection with the preliminary purchase price allocation, we have estimated the fair value of the deferred support obligation assumed from Fuego in connection with the Fuego Acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by a third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in Fuego products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Fuego had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Fuego’s February 28, 2006 deferred support revenue by $0.5 million to reflect an ending balance of $1.6 million, which represents the estimate of the fair value of the support obligation assumed.

As a result of the adjustments to record Fuego’s support obligations assumed at fair value, $0.5 million of customer support revenues that would have been otherwise recorded by Fuego as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Fuego customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year.

Fiscal 2006 Acquisitions

Plumtree Software, Inc.

On October 20, 2005, the Company acquired all the outstanding shares of Plumtree Software, Inc. (“Plumtree”), a publicly held software company headquartered in San Francisco, California. Under the terms of the acquisition agreement dated August 22, 2005, Plumtree stockholders received $5.50 per share in cash for each outstanding share of Plumtree stock. In addition, vested Plumtree stock option holders received cash equal to the difference between $5.50 per share and the exercise price of the vested employee stock options. Unvested employee stock options to purchase Plumtree common stock were converted into options to purchase shares of BEA common stock for employees continuing their employment with the combined Company. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Its portfolio features the industry’s only cross-platform portal, running on both J2EE and .Net. By combining the Plumtree and BEA portal portfolios, BEA’s intention has been to be able to better provide customers with improved enterprise productivity by offering both collaborative and transactional portals across multiple platforms and application servers.

The Plumtree acquisition (the “Plumtree Acquisition”) has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of October 20, 2005. The total preliminary purchase price is $211.3 million, including the fair value of the Plumtree stock options assumed and the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Plumtree (34,979,164 million shares at $5.50 per share and 4.8 million vested options)	$204,151
Estimated fair value of Plumtree stock options assumed	2,378
Estimated acquisition related transaction costs	4,790

Total preliminary purchase price	$211,319

The fair value of options assumed was determined using BEA’s market price on October 20, 2005 of $8.47 and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the acquisition date: expected life from vest date ranging from 5 months to 2 years, risk-free interest rate of 4.38 percent to 4.82 percent, expected volatility of 41 percent and no dividend yield. In accordance with the Agreement and Plan of Merger (the “Merger Agreement”), the number of BEA options exchanged was determined by multiplying the number of Plumtree unvested options at closing and the amount determined by dividing $5.50 by the average closing price of BEA’s common stock for the 5 trading days preceding the

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

acquisition, which was $8.36. Approximately 2.7 million Plumtree options were unvested and outstanding at October 20, 2005 and were converted into approximately 1.8 million BEA options. The portion of the intrinsic value of unvested Plumtree options related to future service has been allocated to deferred stock-based compensation and is being amortized using the straight line attribution method over the remaining vesting period.

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

As of October 20, 2005
Cash and short-term investments	$60,345
Accounts receivable	18,212
Prepaids and other current assets	1,933
Fixed Assets	1,646
Intangible Assets, net	47,400
Goodwill	102,325
Other non-current assets	234
Accounts payable and other accrued liabilities	(11,771)
Restructuring obligations (see Note 5)	(2,165)
Deferred revenue	(11,377)
Other non-current liabilities	(63)
In-process research and development	4,600

Total preliminary purchase price	$211,319

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchased technology is comprised of Plumtree products that have reached technological feasibility and the associated patents affiliated with these products. Customer base represents the underlying customer support contracts and related relationships with Plumtree’s existing customers. Intangible assets are being amortized using the straight-line method.

In-process research and development

In-process research and development (“Plumtree IPR&D”) represents incomplete Plumtree research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to Plumtree IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related Plumtree IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the Plumtree IPR&D project. The acquisition related Plumtree IPR&D relates primarily to one project Plumtree was developing related to their portal product, which had not yet reached technological feasibility at the time of acquisition and had no alternative future use.

Deferred revenue

In connection with the preliminary purchase price allocation, we have estimated the fair value of the deferred support obligation assumed from Plumtree in connection with the Plumtree Acquisition. We based our determination of the fair value of the support obligation, in part, on a valuation completed by a third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in Plumtree software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Plumtree had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Plumtree’s October 20, 2005 deferred support revenue by $8.4 million to reflect an ending balance of $10.7 million, which represents the estimate of the fair value of the support obligation assumed.

As a result of the adjustments to record Plumtree’s support and services obligations assumed at fair value, $8.6 million of customer support revenues and services revenue that would have been otherwise recorded by Plumtree as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Plumtree customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pre-acquisition contingencies

As part of the purchase price the Company recorded a $1.5 million accrual related to resolving potential liabilities associated with pricing issues and the U.S. General Services Administration (“GSA”). In February 2005, Plumtree became aware that three orders made under its GSA contract may not have complied fully with the terms of the “Price Reductions” clause of such contract. Plumtree commenced an internal investigation into this matter in the second calendar quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. the Company has reviewed this analysis and based on our assessment we have recorded the $1.5 million as the fair value of this contingency as of October 20, 2005. In January, 2006 the Company completed its self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like the company to perform an additional review of the period from March 31, 2005 through June 30, 2005. The Company is currently assessing the GSA’s desire for this additional period, however as of April 30, 2006, the Company had not commenced such additional review and did not record any additional contingency accruals related to this issue. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of settlement discussions and final resolution with the GSA. If the amount of this accrual differs upon settlement and the adjustment occurs during the purchase price allocation period (generally within 12 months from the acquisition date), the adjustment will be recorded as a purchase accounting adjustment. If the adjustment occurs outside of the purchase accounting period, then the adjustment will be recorded as part of normal operations.

The Company has not identified any other material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available to use prior to the end of the purchase price allocation period, which would indicate that it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the purchase price allocation.

Pro forma financial information (unaudited)

The unaudited financial information in the table below summarizes the combined results of operations of the Company and Plumtree, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the Plumtree Acquisition had taken place at the beginning of each of the periods presented.

The pro forma financial information for the twelve months ended January 31, 2006 includes severance expenses of $1.1 million recorded by Plumtree in their historical statements of operations related to change in control provisions that were triggered as part of our Merger Agreement. The pro forma financial information for all periods presented also includes the business combination accounting effect on the charge for Plumtree IPR&D, amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, acquisition costs reflected in the Company’s and Plumtree’s historical statements of operations for periods prior to the Merger Agreement, and the related tax effects.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The unaudited pro forma financial information for the three months ended April 30, 2006 combines the results for the Company and Plumtree for the three months ended April 30, 2006. The unaudited pro forma financial information for the three months ended April 30, 2005 combines the historical results for the Company for that period, with the historical results for Plumtree for the three months ended April 30, 2005 (in thousands, except per share data).

	Three months ended April 30,
	2006	2005
Total Revenues	$323,236	$304,917
Net Income	35,254	31,630
Basic net income per share	0.09	0.08
Diluted net income per share	0.09	0.08

Note 3.    Stock-Based Compensation

Adoption of SFAS 123(R)

The Company has adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire ten years after the grant date. Restricted stock awards generally vest over a one year, two year or four year period. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Prior to February 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or “APB 25,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or “SFAS 123”. With the exception of certain options assumed in acquisitions, grants of restricted stock awards and discounted stock options granted primarily in fiscal 2003, we generally recorded no stock-based compensation expense during periods prior to February 1, 2006 as all other stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” later in this Note we disclose our net income and net income per share for the quarter ended April 30, 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” or “SFAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarter ended April 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

Three months ended April 30, 2006
Cost of license fees	$72
Cost of services	2,273
Sales and marketing	5,105
Research and development	3,510
General and administrative	4,136

Stock-based compensation before income taxes (1)	15,096
Income tax benefit	(3,037)

Total stock-based compensation expense after taxes	$12,059

(1)	Amount includes $1.2 million of stock-based compensation expense related to restricted stock awards.

The following table presents the impact of our adoption of SFAS 123(R) on the selected condensed consolidated statement of operations line items for the quarter ended April 30, 2006. The impact of adoption reflected in the SFAS 123(R) adjustments column represents stock-based compensation expense for stock options and the employee stock purchase plan and excludes expense associated with restricted stock awards and options assumed in acquisitions as they were previously expensed under APB 25 and SFAS 123 (in thousands, except per share data):

	Quarter Ended April 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustments	As Reported
Income from operations	$46,284	$(12,684)	$33,600
Income before income taxes	61,909	(12,684)	49,225
Net income	45,552	(10,298)	35,254

Basic earnings per share	$0.12	$(0.03)	$0.09
Diluted earnings per share	$0.12	$(0.03)	$0.09

Cash flows from operating activities	105,501	(3,131)	102,370
Cash flows used in financing activities	(161,799)	3,131	(158,668)

Prior to the adoption of SFAS 123(R), we presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of SFAS 123(R), on February 1, 2006, we reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on our net income and net income per share for the quarter ended April 30, 2005 if we had applied the fair value recognition provisions of SFAS 123 to stock-based compensation using the Black-Scholes-Merton valuation model (in thousands, except per share data):

Quarter Ended April 30, 2005
Net income as reported	$34,098
Add back:
Stock-based employee compensation expense included in net income	2,339
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards	(26,456)

Pro-forma net income	$9,981

Net income per share as reported
Basic	$0.09

Diluted	$0.08

Pro-forma net income per share
Basic	$0.03

Diluted	$0.02

Valuation Assumptions For Stock Options

Valuation and Amortization Method.    We estimated the fair value of stock options granted before and after the adoption of SFAS 123(R) using the Black-Scholes-Merton option valuation model. For options granted prior and subsequent to adoption of SFAS 123(R), we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term.    The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant.

Expected Volatility.    We estimate the volatility of our stock options at the date of grant using a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107. Historical volatilities are calculated based on the historical prices of our common stock over a period at least equal to the expected term of our option grants, while implied volatilities are derived from current prices of publicly traded options of our common stock.

Risk-Free Interest Rate.    The risk-free interest rate that we use in the Black-Scholes-Merton option valuation model is the implied yield in effect at the time of option grant based on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants.

Dividends.    We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Forfeitures.    We use historical data to estimate pre-vesting option forfeitures. As required by SFAS 123(R), we record stock-based compensation expense only for those awards that are expected to vest.

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the quarters ended April 30, 2006 and April 30, 2005:

	Quarters Ended April 30,
	2006	2005
Risk-free interest rate	4.9%	4.35%
Expected volatility	45-70%	43%
Expected term	4-5.8 years	5 years
Expected dividends	none	none

The weighted-average fair value of options granted during the quarters ended April 30, 2006 and April 30, 2005 was $6.89 and $3.44, respectively.

Stock Options

A summary of stock option activity during the quarter ended April 30, 2006 is as follows (in thousands, except years and per-share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at February 1, 2006	70,399	$11.77
Grants	2,176	$12.26
Exercises	(4,824)	$7.73
Forfeitures or expirations	(1,397)	$15.24

Outstanding at April 30, 2006	66,354	$11.99	6.85	$297,812

Vested and expected to vest at April 30, 2006	62,585	$12.20	6.72	$278,332

Exercisable at April 30, 2006	43,549	$13.90	5.86	$175,368

The aggregate intrinsic value of options outstanding at April 30, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 56.0 million shares that had exercise prices that were lower than the market price of our common stock as of April 30, 2006. The total intrinsic value of options exercised during the quarter ended April 30, 2006 was $21.8 million, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the quarter ended April 30, 2006 was $37.3 million. In connection with these exercises, the tax benefits realized by the Company for the quarter ended April 30, 2006 was $7.9 million. The Company settles employee stock option exercises with newly issued common shares.

As of April 30, 2006, there was $61.0 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.0 years.

In January 2006, the Company accelerated the vesting of unvested and “out of the money” stock options previously awarded to employees and officers of the Company with option exercise prices greater than $10.72.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accelerated vesting increased our disclosed fair value expense for the year ended January 31, 2006 by approximately $20 million. This acceleration was done in anticipation of implementing SFAS 123(R) and the Company will forego approximately $20 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 following the implementation of SFAS 123(R).

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the quarter ended April 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock at February 1, 2006	1,225	$7.83
Granted	447	12.81
Vested	(133)	13.18
Forfeited	(18)	8.54

Unvested restricted stock at April 30, 2006	1,521	$8.81

As of April 30, 2006, there was $8.9 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 1.0 years. The total fair value of restricted stock awards vested during the quarter ended April 30, 2006 was $1.2 million.

ESPP

Under our employee stock purchase plans (ESPP), qualified employees are entitled to purchase shares at 85% of the fair market value twice a year in the second and fourth fiscal quarter. ESPP awards were valued using the Black-Scholes-Merton option valuation model.

As of April 30, 2006, there was $4.3 million of total unrecognized compensation costs related to the ESPP that is expected to be fully recognized during the next two years.

Note 4.    Acquired Intangible Assets

The following tables provide a summary of the carrying amount of goodwill (in thousands):

	April 30, 2006	January 31, 2006
Gross carrying amount of goodwill	$340,849	$278,871
Accumulated amortization of goodwill	(133,348)	(133,348)

Net carrying amount of goodwill	$207,501	$145,523

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	April 30, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$204,020	$(137,060)	$66,960
Non-compete agreements	32,746	(29,454)	3,292
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	53,509	(35,221)	18,288

Total	$303,550	$(215,010)	$88,540

	January 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$190,785	$(129,934)	$60,851
Non-compete agreements	32,746	(28,704)	4,042
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	48,009	(34,400)	13,609

Total	$284,815	$(206,313)	$78,502

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	For the three months ended April 30,
	2006	2005
Purchased technology	$7,126	$1,627
Non-compete agreements	750	475
Patents and trademarks	—	—
Other intangible assets (distribution rights, purchased software, customer base)	821	105

Total	$8,697	$2,207

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Nine months ending January 31 2007	$27,069
Fiscal year ending January 31, 2008	26,849
Fiscal year ending January 31, 2009	14,648
Fiscal year ending January 31, 2010	10,737
Thereafter	9,237

Total	$88,540

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5.    Property and Equipment

Property and equipment consist of the following (in thousands):

	April 30, 2006	January 31, 2006
Land	$306,629	$306,629
Computer hardware and software	99,738	96,284
Furniture and equipment	36,640	35,940
Leasehold improvements	43,712	43,582
Furniture and equipment under capital leases	3,153	3,164

	489,872	485,599
Accumulated depreciation and amortization	(147,881)	(142,210)

	$341,991	$343,389

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $0.8 million at April 30, 2006 and $0.7 million at January 31, 2006. The remaining balance of furniture and equipment under capital lease was fully depreciated in prior years.

Note 6.    Restructuring Charges

Estimated acquisition-related restructuring costs

In fiscal 2006 management approved and initiated a plan to restructure Plumtree to eliminate certain duplicative activities and reduce the cost structure. The restructuring charges recorded are based on the restructuring plans that have been committed to by management. There may be additional costs associated with certain facilities that were identified at the date of the Plumtree Acquisition but have not been resolved as of April 30, 2006. These adjustments to the estimated restructuring costs related to pre-acquisition Plumtree will be recorded as an adjustment to goodwill during the purchase price allocation period and as operating expense thereafter.

The Company recorded approximately $2.4 million of estimated restructuring costs in connection with restructuring the pre-acquisition Plumtree organization, which primarily included employee severance, facility consolidation costs, contract termination costs and international entity restructuring expenses. Plumtree employees affected under this plan were or will be terminated, which could continue up to nine months post acquisition. Severance payments made to pre-acquisition Plumtree employees were covered by plans established by Plumtree and subsequently assumed by the Company upon the completion of the Plumtree Acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Plumtree, and accordingly, resulted in an increase to goodwill. These restructuring liabilities are classified as current liabilities in the accompanying balance sheet, since terms do not exceed 12 months.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of Plumtree (in thousands):

	Severance	Facilities	Other	Total
Initial estimated restructuring costs	$622	$957	$70	$1,649
Adjustments to initial restructuring costs	295	(547)	869	617
Cash payments during fiscal 2006	(506)	(184)	(318)	(1,008)

Restructuring liabilities as of January 31, 2006	$411	$226	$621	$1,258

Adjustments to initial restructuring costs	63	(5)	30	88
Cash payments during the three months ended April 30, 2006	(438)	(68)	(297)	(803)

Restructuring liabilities as of April 30, 2006	$36	$153	$354	$543

Facilities Consolidation

During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2006 an additional $0.8 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of April 30, 2006, $8.9 million of future lease commitments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $2.5 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	9,681
Cash payments during the three months ended April 30, 2006	(786)

Accrued at April 30, 2006	$8,895

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.    Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	April 30, 2006	January 31, 2006
License fees	$13,309	$16,133
Services	351,694	362,990

Total deferred revenues	$365,003	$379,123

Deferred services revenues include customer support, consulting and education. The composition of deferred services revenues are predominantly deferred customer support revenues. Deferred customer support revenues are recognized over the term of the contract. Deferred license and consulting and education revenues normally result from billings invoiced before revenue recognition requirements have been met.

Note 8.    Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	April 30, 2006	January 31, 2006
Current portion of notes payable and other obligations	$933	$218

Convertible subordinated notes	$255,250	$465,250

Other long-term obligations	$11,392	$11,105
Capital lease	1,240	1,283
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$227,632	$227,388

Other long-term obligations include an accrual of $7.0 million related to the facilities consolidation.

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Nine months ending January 31, 2007	$158	$775
Fiscal year ending January 31, 2008	211	4,197
Fiscal year ending January 31, 2009	211	2,517
Fiscal year ending January 31, 2010	211	2,011
Fiscal year ending January 31, 2011	211	2,016
Thereafter	734	638

Total minimum lease payments and total other obligations	1,736	$12,154

Amounts representing interest on capital lease	(325)

Present value of minimum lease payments	1,411
Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,240

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In fiscal 2006, the Company retired $84.8 million in aggregate face value of the 2006 Notes. The remaining principal balance at January 31, 2006 was $465.2 million. In fiscal 2006, the Company recorded a net gain on the retirement of the 2006 Notes of $0.7 million.

In the first quarter of fiscal 2007, the Company retired $210.0 million in aggregate face value of the 2006 Notes. The remaining balance as of April 30, 2006 was $255.3 million and is classified as short-term since the debt is due within twelve months (December 2006). In the first quarter of fiscal 2007, the Company recorded a net gain on the retirement of the 2006 Notes of $0.8 million.

Credit facility

During fiscal 2005, the Company entered into a four year revolving unsecured credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Credit Agreement”) and borrowed $215.0 million under the Credit Agreement in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million.

The Credit Agreement accrues interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of April 30, 2006. Interest payments are made in cash at intervals ranging from thirty days to twelve months, as elected by us. In connection with the Credit Agreement, the Company must maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements.

As of April 30, 2006, the Company was in compliance with all financial covenants.

Note 9.    Income Taxes

The Company has provided income tax expense of $14.0 million and $14.6 million for the three months ended April 30, 2006 and 2005, respectively. The Company has provided for income taxes for the three months ended April 30, 2006 based on a projected annual effective tax rate of 29 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The first quarter of fiscal 2007 reflects a one-time income tax benefit of $1.1 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years. This one-time income tax benefit in the first quarter of fiscal 2007 is partially offset by the impact of non-deductible in process research and development associated with the Fuego acquisition resulting in an effective tax rate of 28.4 percent. The projected annual effective tax rate for the first quarter of fiscal 2007 reflects a 1 percentage point reduction as compared to the projected annual effective for the first quarter of fiscal 2006 due to a benefit of higher annual projected low taxed foreign earnings that is partially offset by the tax impact of SFAS 123(R). The Company’s

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

projected effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the three months ended April 30, 2005 was 30 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

Note 10.  Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	April 30, 2006	January 31, 2006
Foreign currency translation adjustments	$8,330	$5,430
Unrealized loss on available-for-sale investments	(1,618)	(2,302)

Total accumulated other comprehensive income	$6,712	$3,128

Note 11.  Treasury Stock

In September 2001, March 2003, May 2004, and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”). In the three months ended April 30, 2006, no shares were repurchased leaving approximately $121.7 million of the approval limit available for share repurchases under the Share Repurchase Program. During fiscal 2007, we anticipate repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters.

Note 12.  Minority Interest in Equity Investments

In the first quarter of fiscal 2007, the Company recognized $11.0 million of net gains on the disposal of two minority interests in equity investments. The first disposal was of shares of a privately held company that went public in February 2006 and resulted in a $2.7 million gain. The second disposal of a minority interest in equity investment was a privately held company acquired by a third party in March 2006, which resulted in an $8.3 million net gain.

Note 13.  Net Income Per Share

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

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended April 30,
	2006	2005
Numerator:
Numerator for basic and diluted net income per share:
Net income	$35,254	$34,098

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	388,240	395,550
Weighted average shares subject to repurchase and shares held in escrow	—	(370)

Denominator for basic net income per share, weighted average shares outstanding	388,240	395,180
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	13,060	7,390

Denominator for diluted net income per share	401,300	402,570

Basic net income per share	$0.09	$0.09

Diluted net income per share	$0.09	$0.08

The computation of diluted net income per share for the three months ended April 30, 2006 and 2005 excludes the impact of options to purchase 18.8 million and 54.1 million shares of common stock, respectively, as such impact would be anti-dilutive. The computation of diluted net income per share for the three months ended April 30, 2006 and 2005 also excludes the conversion of the $255 million and $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which are convertible into 7.4 and 15.9 million shares of common stock at April 30, 2006 and 2005, respectively, as such impact would be anti-dilutive. These options and 2006 Notes could be dilutive in the future.

Note 14.  Related Party Transactions

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on the Company’s Board of Directors. The total revenues recognized by the Company from such customers in the three months ended April 30, 2006 and 2005 were insignificant.

Note 15.  Commitments and Contingencies

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of April 30, 2006 or April 30, 2005. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of April 30, 2006.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include without limitation: future amortization of acquired intangible assets; facilities consolidation charges, for estimated future lease commitments on excess facilities; future stock repurchases under our stock repurchase program; seasonality of orders and sales in the first quarter of a fiscal year; the development of an expanded product set for SOA service infrastructure through expansion in our messaging, portal infrastructure, data integration, security, Web services management and other technologies; our ability to attract Chief Information Officers to choose our products as the architectural foundation of SOA projects to be implemented over a sustained period of time; the trend toward increased high dollar transactions; the expectation that future payments of facilities consolidation charges will not significantly impact our liquidity due to our strong cash position; the realizability of deferred tax assets; our belief that our tax positions are consistent with the tax laws in the jurisdictions in which we conduct business; our intention to provide customers with improved enterprise productivity as a result of the Plumtree acquisition; that we do not anticipate paying any cash dividends in the foreseeable future; unrecognized compensation costs related to stock options, restricted stock and the ESPP; anticipation of additional restructuring charges related to the pre-merger Plumtree organization; our expectation to fully utilize $8.9 million of lease termination costs by 2012; our belief that the amount of liability associated with our current legal proceedings will not materially affect the Company’s financial position; our acquisition strategy to use cash or stock or purchase development teams or technologies to add features or products that complement or expand our products; our belief that the cost of license fees may increase in absolute dollars in fiscal 2007; the requirement that we must maintain certain covenants, including liquidity, leverage and profitability ratios associates with our long term debt facility; significant cash and/or financing resources needed for the development of our land in San Jose, California for the construction of office facilities; repayment of notes in cash on the maturity date of December 15, 2006; the estimate and fluctuation of interest payments; sufficiency of existing cash; fluctuation of revenues and operating results; our future growth is expected to be achieved through the implementation and introduction of our new product initiatives in AquaLogic, BPM and SOA and our WebLogic Communications Platform and WebLogic RFID; the continuation of certain products accounting for a majority of revenue; the dependence on continued expansion of international operations; our initiative to recruit and train a large number of consultants employed by SIs and to embed our technology in products that our ISV customers offer; the need to expand our relationships with third parties in order to support license revenue growth; the dependence on our ability to attract and retain qualified sales, technical and support personnel; the intention to expand our global organization; continued adoption of Java technologies; the dependence on continued growth in the use of the Web to run software applications; the intention to make additional acquisitions in the future; the effects of accounting standards; significant accounting charges as a result of expensing stock option grants and awards under SFAS 123(R); annual assessment of impairment charges on the land in San Jose, California pursuant to FAS 144; the dependence on our proprietary technology; the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure; the update of our management information systems to integrate financial and other reporting; the development and roll out of information technology initiatives; the dependence on future performance to meet our debt service obligations; and the requirement of substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements; our recognition of Fuego and Plumtree support contracts over their respective renewal periods; our focus to expand our product set by expanding our existing application infrastructure products and service infrastructure products and broadening our application infrastructure products into targeted emerging use cases; our strategy to continue to grow our business through acquisitions; the termination of Plumtree employees; the inherent volatility of transactions greater than $1 million; our initiative to further establish and expand relationships with our distributors.

These forward-looking statements involve important factors that could cause actual results to differ materially from those in the forward-looking statements. These important factors include, but are not limited to, those described under the headings “Part II, Item 1A Risk Factors,” as well as risks described immediately prior to or following some forward-looking statements. All forward-looking statements and risk factors included in this document are made as of the date hereof, based on information available to us as of the date thereof, and we assume no obligation to update any forward-looking statement or risk factor.

Overview

BEA® Systems, Inc. (“BEA” or the “Company”) is a world leader in enterprise infrastructure software. Our BEA WebLogic® Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to help lower operational costs by automating processes, and to help automate relationships with suppliers and distributors. BEA offers three major product families – Tuxedo, WebLogic and AquaLogic. BEA Tuxedo™ is a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. The BEA WebLogic Enterprise Platform™ consists of BEA WebLogic Server™, the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration™, a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal™, an infrastructure for building and deploying robust personalized enterprise portals; BEA WebLogic Workshop™, a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; and BEA WebLogic JRockit™ JVM, a server-centric Java Virtual Machine (“JVM”). The BEA WebLogic Communications Platform™ is the first converged IT and telecom platform, providing full-service lifecycle capabilities in a carrier class environment, and consists of BEA WebLogic SIP Server™, the industry’s only integrated J2EE -SIP-IMS application server, and BEA WebLogic Network Gatekeeper™, a carrier-grade, industry standards-based platform for automated partner management, policy-based network protection, and application access control. BEA AquaLogic™ consists of BEA AquaLogic Service Bus™, a service infrastructure solution that converges the integration capabilities of an enterprise service bus with service management; BEA AquaLogic Service Registry, a service registration solution that enables discovery and access to Web services; BEA AquaLogic Data Services Platform™, a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA AquaLogic Enterprise Security™, an application security infrastructure solution; BEA AquaLogic User Interaction, an infrastructure for composite applications that span multiple heterogeneous systems; and BEA AquaLogic Business Service Interaction, a suite for creating, executing and optimizing business processes. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”), value-added resellers (“VARs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

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

Investment in Products.    Our strategic focus is expanding our product set in three main categories—(1) expanding and refreshing our existing application infrastructure products, (2) expanding our service infrastructure products and (3) broadening our application infrastructure products into targeted emerging use cases.

Expanding and Refreshing Application Infrastructure.    We have historically offered products that act as a platform for a new enterprise application, which we refer to as “application infrastructure.” New versions of our Tuxedo and WebLogic application infrastructure products are under development. We have already released new versions of Tuxedo and WebLogic Server, focused on improving performance, support for Web services and SOA, and post-deployment monitoring and management. New versions of WebLogic Server and WebLogic Portal are currently in public beta programs, and new versions of WebLogic Integration and WebLogic Platform are in development for later release.

Investment in Service Infrastructure.    Over the last several years, customers have increasingly used our products as a platform for internal and external portals that access multiple applications. This process is often referred to as “Service-Oriented Architecture” or “SOA.” In the fourth quarter of fiscal 2005, we announced a program to expand our existing products and to introduce new products to better serve the infrastructure needs for SOA, which we refer to as “service infrastructure.” In order to deliver an expanded product set for service infrastructure, we expanded our capabilities in areas such as messaging, portal infrastructure, data integration, security, Web services management and other technologies. Selling and marketing service infrastructure products for SOA requires significant investment in marketing to educate customers and prospects, as well as investment to educate our sales force. Goals of the service infrastructure and SOA program include selling to customers’ and prospects’ Chief Information Officers, and to be chosen as the architectural foundation of SOA projects that will be implemented over a sustained period of time. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We announced AquaLogic, our service infrastructure product category and brand in June 2005, and have released a number of new products in this category since July 2005. We are actively working on the transitions inside our sales, marketing and consulting organizations, and are actively hosting educational seminars and other programs designed to appeal to customers’ and prospects’ Chief Information Officers. There can be no assurance that our products or our sales and marketing efforts will be successful.

Investment in Expansion of Application Infrastructure Products.    In the fourth quarter of fiscal 2005, we announced a set of products to provide an infrastructure for telecommunications to provide voice, video and data services over internet protocol, known as VOIP and SOIP. Sales to telecommunications companies have historically represented our largest vertical market, generally accounting for more than 20 percent of our annual license revenues over the last few fiscal years. However, these companies have generally used our software as a platform for operational and business support applications, such as applications used in the billing and provisioning of their services. Our products for the voice, video and data services over IP market are designed to act as the platform for the service itself, expanding our addressable market within the telecommunications industry. We address this market with the BEA WebLogic Communications Platform, which consists of the BEA WebLogic SIP Server, released in the fourth quarter of fiscal 2005, and the BEA WebLogic Network Gatekeeper, released in the first quarter of fiscal 2006. Our initial sales efforts are focused on telecommunications and network equipment providers included in our enterprise account program. Selling products for the voice, video and data services over IP markets requires us to sell to the network groups inside these customers, when our relationships with these customers have generally been with the information technology groups. There can be no assurance that we will be able to expand our relationships to the network groups inside our customers, that our product will be accepted for use in their VOIP and SOIP projects, or that VOIP and SOIP projects will be undertaken in the near term. In addition, BEA has released new application infrastructure products such as WebLogic RFID product family, for radio-frequency identification (“RFID”), and WebLogic Real-Time Edition, for low-latency use cases. We are currently in the process of educating our sales force and the market on these products, and working with early customers. There can be no assurance that the market for these products will develop, that customers will accept our products, or that our sales force will be successful in selling and marketing these products.

Acquisitions.    Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products.

Critical Accounting Policies

Accounting for Stock-Based Compensation

Prior to February 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or “APB 25,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or “SFAS 123”. With the exception of certain options assumed in acquisitions, grants of restricted stock awards and certain discounted stock options granted in fiscal 2003, we generally recorded no stock-based compensation expense during periods prior to February 1, 2006 as all other stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as it qualified as a non-compensatory plan following the guidance provided by APB 25. In accordance with SFAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under SFAS 123, we elected to calculate our compensation expense by applying the Black-Scholes-Merton valuation model, applying the straight-line vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” or “SFAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the quarter ended April 30, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS

123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of SFAS 123(R), we recognized forfeitures as they occurred. In addition, we continued to elect the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions shown in Note 3, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. We estimate the volatility of our common stock at the date of grant based on a combination of historical and implied volatilities, consistent with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before and after February 1, 2006, we have estimated the fair value using a single option approach and amortized the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

We believe there have been no other significant changes in our critical accounting policies during the quarter ended April 30, 2006 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of income as a percentage of total revenues for the three months ended April 30, 2006 and 2005.

	Three months ended April 30,
	2006	2005
Revenues:
License fees	41.0%	41.2%
Services	59.0%	58.8%

Total revenues	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	11.5%	6.2%
Cost of services (1)	33.3%	33.2%

Total cost of revenues	24.4%	22.1%

Gross margin	75.6%	77.9%
Operating expenses:
Sales and marketing	37.8%	36.9%
Research and development	17.2%	14.4%
General and administrative	9.4%	9.4%
Acquisition related in-process research and development	0.8%	—

Total operating expenses	65.2%	60.7%

Income from operations	10.4%	17.2%
Interest and other, net	4.8%	0.1%

Income before provision for income taxes	15.2%	17.3%
Provision for income taxes	4.3%	5.2%

Net income	10.9%	12.1%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended April 30,		Percentage change
	2006	2005
Total revenues	$323,236	$281,723	14.7%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support, consulting and education. Management believes total revenue growth from the three months ended April 30, 2006 (the “first quarter of fiscal 2007”) to the three months ended April 30, 2005 (the “first quarter of fiscal 2006”) was driven by increased demand for our core WebLogic product family and the introduction of our new product family, AquaLogic, which includes the AquaLogic Service Bus introduced in August 2005 and products acquired through the purchase of Plumtree Software Inc. (“Plumtree”) on October 20, 2005 and Fuego Inc. (“Fuego”) on February 28, 2006. Total revenues increased 14.7 percent for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to a 14.1 percent increase in license revenues and a 15.2 percent increase in services revenue. The increase in services revenue was primarily due to customer support revenues.

Geographically, the Americas (U.S., Canada, Mexico and Latin America), contribution to total revenue improved to 53.9% percent in the first quarter of fiscal 2007 compared to 50.3 percent in the first quarter of fiscal 2006. The Europe, Middle East and Africa (“EMEA”) contribution declined slightly to 31.3 percent in the first quarter of fiscal 2007 compared to 34.9 percent in the first quarter of fiscal 2006 and the Asia/Pacific (“APAC”) contribution remained consistent at 14.8 percent for both the first quarter of fiscal 2007 and the first quarter of fiscal 2006. Additionally in the first quarter of fiscal 2007 International (“International” is defined as EMEA and APAC) revenues, which grew in absolute dollars year over year, were adversely impacted by exchange rates. In the first quarter of fiscal 2007, total International revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $333.6 million, which represents an 18.4 percent increase over total revenues for the same quarter in the prior year.

License Fees (in thousands):

	Three months ended April 30,		Percentage change
	2006	2005
Total license fees	$132,404	$116,055	14.1%

Management believes the increase in license revenues for the three months ended April 30, 2006 compared to the three months ended April 30, 2005 was driven by increased demand for our core WebLogic product family and the introduction of our new product family, AquaLogic, which includes the AquaLogic Service Bus introduced in August 2005 and products from the Plumtree and Fuego acquisitions. A significant portion of the AquaLogic growth year over year was contributed by the acquisitions of Plumtree and Fuego and new product introductions. License revenue growth was 19.3 percent in the Americas, 6.9 percent in EMEA and 13.0 percent in APAC. Foreign exchange rates adversely impacted the first quarter of fiscal 2007. License fees when translated at constant exchange rates from the same period in the prior year would have been $136.5 million, or an increase of 17.6 percent compared to the first quarter of fiscal 2006.

Quarterly revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 22% to 39% of total license fees over the past eight quarters. We have also seen a generally increasing trend toward multi-million dollar licensing arrangements since fiscal 2002. Management believes transactions greater than $1 million constitute a significant portion of total license revenue and these transaction have an inherent volatility related to the timing and size of such transactions, which increases the risk that reported results may differ from expected results.

In addition to the transactions greater than $1 million, we have a significant number of small and midsize deals. Our business model generally begins with smaller deals being seeded into our customers with a goal that these customers will enter into larger more significant transactions over time. Our transaction count increased approximately 8.5 percent when comparing the quarter ended April 30, 2006 to the same period in the prior year.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended April 30,		Percentage change
	2006	2005
Consulting and education revenues	$39,994	$36,215	10.4%
Customer support revenues	150,838	129,453	16.5%

Total services revenues	$190,832	$165,668	15.2%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Total services revenues for the first quarter of fiscal 2007 when translated at a constant exchange rate from the same period in the prior year would have been $197.1 million, an increase of 19.0 percent over the same period in the prior fiscal year. The significant increase in customer support revenue for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was driven primarily by maintenance renewals on our existing installed base of software licenses as well as maintenance contracts sold together with new sales of software licenses. In addition, in the first quarter of fiscal 2006, two unusually large support-in-arrears transactions accounted for an aggregate of approximately $3.0 million of customer support revenues which was non-recurring in the first quarter fiscal 2007. The slight increase in consulting and education revenues for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was due to an 18.4 percent increase in consulting services primarily related to the Plumtree and Fuego acquisitions offset by a 20.1 percent decline in education revenues which was consistent across all three geographies.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended April 30, 2006	Percentage of total revenues	Three months ended April 30, 2005	Percentage of total revenues
Americas	$174,079	53.9%	$141,724	50.3%
European, Middle East and Africa region (“EMEA”)	101,413	31.3%	98,204	34.9%
Asia/Pacific region (“APAC”)	47,744	14.8%	41,795	14.8%

Total revenues	$323,236	100.0%	$281,723	100.0%

For each of the twelve fiscal quarters ended April 30, 2006, EMEA and APAC revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates.

For the first quarter of fiscal 2007, the percentage of total revenue contribution from the Americas increased to 53.9 percent from 50.3 percent when compared to the same quarter in the prior fiscal year. The increase in Americas revenue for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was comprised of a 19.3 percent increase in license revenues and a 25.3 percent increase in services revenue. Management believes the increase in Americas revenue was driven by increased demand for our core WebLogic product family and the introduction of our new product family, AquaLogic, which includes the AquaLogic Service Bus introduced in August 2005 and products acquired as part of the Plumtree and Fuego acquisitions. The increase in Americas services revenue was comprised of an increases in customer support and consulting revenues of 22.4 percent and 50.0 percent, respectively, offset by a 23% decline in education revenues. The increase in Americas consulting revenue was due to the Plumtree and Fuego acquisition.

EMEA’s revenues increased $3.2 million, however the contribution from EMEA declined 3.6 percent when comparing the first quarter of fiscal 2007 to the first quarter of fiscal 2006. The increase in EMEA revenues in absolute dollars was comprised of a 6.9 percent increase in license and a 1.1 percent increase in services revenue. The increase in license revenue was primarily attributed to the UK. Customer support revenues increased 7.2 percent and consulting and education revenues declined 17.6 percent. The decline in consulting and education revenues was due primarily to a significant non-recurring consulting engagement recognized in the UK in the first quarter of fiscal 2006. EMEA’s revenues were adversely impacted by foreign exchange rates for the first quarter of fiscal 2007. EMEA revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $110.4 million, which represents a 12.4 percent increase over total revenues in the same quarter in the prior year.

APAC’s revenues increased $5.9 million and their contribution remained constant at 14.8 percent when comparing the first quarter of fiscal 2007 to the first quarter of fiscal 2006. The increase in APAC revenues was comprised of a 13.0 percent increase in license revenue and a 15.6 percent increase in services revenue. The increase in license revenue was primarily attributable to China and Southeast Asia. Services revenue increased due to continued growth in the customer support revenues across the region. APAC revenues were adversely impacted by foreign exchange rates for the first quarter of fiscal 2007. APAC revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $50.5 million, which represents a 20.9 percent increase over total revenues in the same period in the prior year.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended April 30,		Percentage change
	2006	2005
Cost of license fees	$15,266	$7,213	111.6%
Cost of services	63,576	55,007	15.6%

Total cost of revenues	$78,842	$62,220	26.7%

Cost of License Fees.    Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 11.5 percent and 6.2 percent of license revenues for the first quarter of fiscal 2007 and 2006, respectively. The increase in the cost of license fees as a percentage of license revenues for the first quarter of fiscal 2007 compared to the same period in fiscal 2006 was due to a $5.7 million increase in amortization expense of acquired intangibles, a $1.2 million increase associated with the customer license compliance program and $1.0 million increase in royalties. The increase in amortization expense was consistent with the fact that we completed 5 acquisitions in the second half of fiscal 2006 and early fiscal 2007. The increase in the customer license compliance program is primarily due to increased activity in the compliance program. Royalty expense increased due to a change in product mix in the first quarter of fiscal 2007 compared to the same period in fiscal 2006. Management believes that cost of license fees may increase in absolute dollars in fiscal 2007 due to expansion of the compliance program and royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of Services.    Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and real estate facilities for the operation of the services organization. Cost of services represented 33.3 percent and 33.2 percent of services revenues for the first quarter of fiscal 2007 and fiscal 2006, respectively.

The increase in cost of services in absolute dollars was due to compensation expense and amortization expense related to acquired intangible assets. Compensation expense increased approximately $5.6 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to increased employee headcount of 146 people primarily related to the Plumtree acquisition and approximately $2.0 million of stock option expense. In addition, amortization expense related to acquired intangibles of $0.8 million was incurred in the first quarter of fiscal 2007 related to the Plumtree and Fuego acquisitions.

Acquired Intangibles Amortization.    Total future amortization expense associated with acquired intangibles is approximately $88.5 million which includes $27.1 million for the remaining nine months of fiscal 2007, $26.9 million for fiscal 2008, $14.6 million for fiscal 2009, $10.7 million for fiscal 2010 and $9.2 million thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended April 30		Percentage change
	2006	2005
Sales and marketing expenses	$122,217	$104,061	17.4%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily compensation related expenses. Sales and marketing headcount increased 136 people, primarily from the Plumtree and Fuego acquisitions, which resulted in fixed and variable compensation increasing approximately $6.4 million. Stock option expensing in the first quarter of fiscal 2007 increased sales and marketing expense by approximately $4.1 million and the remainder of the increase was due to a combination of sales expenses (travel and internal projects) and marketing programs.

Sales and marketing expenses benefited from foreign exchange rates in the first quarter of fiscal 2007. Sales and marketing expenses when translated at a constant exchange rate from the same period in the prior year would have been approximately $124.9 million, which represents a 20.0 percent increase over sales and marketing expenses for the first quarter of fiscal 2006.

Research and Development (in thousands):

	Three months ended April 30		Percentage change
	2006	2005
Research and development expenses	$55,699	$40,486	37.6%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 17.2 percent from 14.4 percent for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. The increase as a percentage of total revenue was due to BEA’s concerted effort to invest in research and development, specifically related to the WebLogic Communications Platform and the AquaLogic Product Family, through acquisition as well as organic growth.

Research and development expenses increased $15.2 million from the first fiscal quarter of 2007 compared to the first fiscal quarter of 2006. This increase was driven by both organic new product development as well as acquired product development teams from 5 acquisitions ( M7, ConnecTerra, Plumtree, Solarmetric and Fuego). As of April 30, 2006, research and development was comprised of 1,108 employees, 167 of whom were obtained through acquisitions during the course of fiscal 2006 and the first quarter of fiscal 2007. Of the 1,108 employees, 770 were located in the United States and 338 were located outside the United States. The $15.2 million increase in research and development in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily composed of (1) compensation expense of $7.2 million related to the increase of 221 people (through acquisition and organic growth), (2) stock option expense of $3.2 million, (3) acquisition related deferred compensation of $1.6 million and (4) a reduction of $2 million of quarterly funding from Intel, which offsets research and development expense on a quarterly basis as discussed below.

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses. In the first quarter of fiscal 2007, we received $0.5 million of third party reimbursement, all of which related to the development of ports and integration tools. We did not receive funding for the product of mutual interest as the arrangement was not finalized for fiscal 2007; as of the date of this filing, an amendment to the arrangement has been finalized. Management believes the Company will receive research and development funding of approximately $1.5 million per quarter for the remainder of fiscal 2007. Total research and development expense is not expected to decline sequentially equal to the amount of the funding. During the first quarter of fiscal 2006, we received a total of $2.6 million of third party reimbursements, $0.5 million of which was related to the development of ports and integration tools, $1.9 million of which was related to certain research and development expenses and $0.2 million of which was related to certain marketing expenses of the product of mutual interest.

General and Administrative (in thousands):

	Three months ended April 30		Percentage change
	2006	2005
General and administrative expenses	$30,178	$26,468	14.0%

General and administrative expenses include costs for our human resources, finance, legal, information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $3.7 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to stock option expensing of approximately $3.3 million. With the exception of stock option expensing, general and administrative expense was flat year over year as a result of non-recurring legal expenses on intellectual property matters and accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act of 2002 in fiscal 2006 offset by an increase in compensation expenses related to increases in headcount of 48 (38 through Plumtree and Fuego acquisitions) as well as other acquisition related infrastructure expenses.

Other Charges

Acquisition-related in-process research and development.    In-process research and development (“IPR&D”) represents incomplete Fuego research and development projects that had not reached technological feasibility and had no alternative future use at the date the assessment was made in conjunction with the acquisition and consequently was written off in the first quarter of fiscal 2007. The value of $2.7 million assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of April 30, 2006, $8.9 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $2.5 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	9,681
Cash payments during the three months ended April 30, 2006	(786)

Accrued at April 30, 2006	$8,895

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended April 30,		Percentage change
	2006	2005
Interest expense	$(6,024)	$(7,583)	(20.6)%
Foreign exchange gain (loss)	(374)	(1,175)	(68.2)
Interest income and other, net	22,023	8,981	145.2

Total interest and other, net	$15,625	$223	N/M

Interest expense is correlated with the convertible debt and the $215.0 million of notes payable. The decline in interest expense correlates with the repurchase of approximately $295 million in face value of convertible subordinated notes in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 offset by the increase in the interest rates related to notes payable.

Foreign exchange loss declined due to our hedging positions and movements in exchange rates.

Interest income and other, net increased $13.0 million for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 due to (1) improved yields on our cash, cash equivalents and short-term investment balances which resulted in an increase in interest income of $1.3 million, (2) net gains on the disposition of minority interests in two strategic equity investments of approximately $11.0 and (3) a net gain on the retirement of the convertible subordinated notes of $0.8 million.

Provision for Income Taxes

We have recorded income tax expense of $14.0 million and $14.6 million for the first quarter of fiscal 2007 and fiscal 2006, respectively. We have provided for income taxes based on a projected annual effective tax rate of 29 percent and 30 percent for the first quarter of fiscal 2007 and fiscal 2006, respectively. The first quarter of fiscal 2007 reflected a one-time income tax benefit of $1.1 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years. This one-time income tax benefit in the first quarter of fiscal 2007 was partially offset by the impact of non-deductible in-process research and development associated with the Fuego acquisition resulting in an effective tax rate of 28.4 percent. The projected annual effective tax rate for the first quarter of fiscal 2007 reflects a 1 percent reduction as compared to the projected annual effective for the first quarter of fiscal 2006 due to a benefit of higher projected current year low taxed foreign earnings that is partially offset by the tax impact of FAS 123(R). Our projected annual effective tax rate for the first quarter of fiscal 2007 and for fiscal 2006 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe that net deferred tax assets in the amount of $56.2 million are realizable based on the “more likely than not” standard required for recognition. The remaining valuation allowance at April 30, 2006 is primarily attributable to accumulated stock option tax deductions. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the amount presently recorded, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital.

Liquidity and Capital Resources

Cash flows

Our primary source of cash is receipts from our revenues. The primary uses of cash are payroll (salaries, bonuses, commissions and benefits) and general operating expenses (facilities, marketing, legal, travel, etc.). Another source of cash is proceeds from the exercise of employee options and other uses of cash include our stock repurchase program and repurchase of our convertible subordinated notes.

As of April 30, 2006, cash, cash equivalents (excluding all restricted cash) and short-term and long-term investments totaled $1,314.8 million versus $1,626.0 million at April 30, 2005. The decline in cash, cash equivalents (excluding all restricted cash) and short and long-term investments year over year was due in part to repurchase of stock and subordinated convertible notes and acquisitions.

In the first quarter of fiscal 2007, net cash provided by operating activities improved $25.5 million when compared to the first quarter of fiscal 2006. The operating cash improvement was driven by the following factors;

•	Net income excluding non-cash charges increased $19.7 million due to the increase in stock compensation expense, amortization and impairment charges related to acquired intangibles, amortization of debt issuance costs and the write-off of acquired in-process research and development offset by the excess tax benefit from exercise of stock options being reclassified from an operating activity to a financing activity under FAS 123(R) and the decline in accretion of investment balances;

•	A $54.5 million decline in period end net accounts receivable. The decrease in net accounts receivable contributed to a 2 day decline in days sales outstanding (“DSO”) and is consistent with the seasonality of increased revenues and accounts receivable in the fourth quarter of fiscal 2006; offset by

•	A $27.8 million decline in period end accounts payable and accrued liabilities due to the payout of accrued commission and bonuses and adjustments to tax accruals; and

•	A $11.2 million decline in period end deferred revenues; and

•	A $5.2 million change in other working capital components (principally the non-cash effects of exchange rates on other working capital items); and

•	A $4.8 million net increase in other current and long-term assets.

Cash provided by investing activities increased by $3.8 million when comparing cash flows from investing activities for the first quarter of fiscal 2007 and the first quarter of fiscal 2006. The change is primarily due to an increase in net proceeds from investments offset by payments for acquisitions in the first quarter of fiscal 2007.

Cash used in financing activities increased by $109.4 million. The increase in cash outflow was due to the repurchase of $208.6 million of convertible subordinated notes in the first quarter of fiscal 2007 compared to $60.0 in treasury stock repurchases in the first quarter of fiscal 2006 offset by a $36.0 million increase in proceeds from employee stock purchases in the first quarter of fiscal 2007 and $3.1 million increase due to the excess tax benefits from exercise of stock options being reclassified to a financing activity from an operating activity under FAS 123(R).

Liquidity and capital resources

The long term debt facility entered into in October 2004 of $215.0 million matures in October 2008. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of April 30, 2006. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. As of April 30, 2006, we were in compliance with all such financial covenants.

At April 30, 2006, the 4% Convertible Subordinated Notes due December 15, 2006 had a remaining balance of $255.3 million. We cumulatively retired $295 million of face value of the convertible subordinated notes in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007.

The Company, at January 31, 2006, had utilized the majority of its net operating losses for U.S. tax reporting purposes and accordingly we believe cash payments for taxes in the U.S. will increase in fiscal 2007. As a result, cash provided by operating activities will be negatively impacted.

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

The following table of minimum contractual obligations as of April 30, 2006 has been prepared assuming that the convertible subordinated notes will be repaid in cash upon maturity (in thousands):

Minimum contractual obligations	Total payments due	Remainder of fiscal 2007	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Fiscal 2012 and thereafter
Convertible notes (principal only)	$255,250	$255,250	$—	$—	$—
Interest related to convertible notes	10,210	10,210	—	—	—
Other obligations	2,302	809	1,446	—	47
Notes payable	215,000	—	215,000	—	—
Operating leases	155,736	35,657	63,767	34,809	21,503
Capital lease	1,561	142	378	378	663

Total contractual obligations	$640,059	$302,068	$280,591	$35,187	$22,213

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In the first quarter of fiscal 2007, the Company did not repurchase any shares, and alternatively repurchased subordinated convertible notes (as discussed above). Approximately $121.7 million of the approval limit remains available for share repurchases under the Share Repurchase Program.

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through April 30, 2007. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of April 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of April 30, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2014. Future minimum lease payments under our operating leases as of April 30, 2006 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the three months ended April 30, 2006 and 2005 were insignificant.

ITEM 3.    Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 46.1 percent and 49.7 percent of total revenues for the three months ended April 30, 2006 and April 30, 2005, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three months ended April 30, 2006, and April 30, 2005 with the exception of United Kingdom with $36.2 million or 11.2 percent of the total revenues in the three months ended April 30, 2006 and $30.1 million or 10.7 percent of the total revenues in the three months ended April 30, 2005. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. At April 30, 2006, our transaction exposures amounted to $65.7 million and were offset by foreign currency forward contracts with a net notional amount of $31.5 million. Based on exposures at April 30, 2006, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $3.4 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $0.4 million and $1.2 million for the first quarters of fiscal 2007 and 2006, respectively.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of April 30, 2006 are presented in the table below and are recorded on the balance sheet as part of prepaids. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at April 30, 2006 and the contracted rate. All of these forward contracts mature within 25 days or less as of April 30, 2006.

	Local currency contract amount		Contract amount		Fair market value at April 30, 2006 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	5,200	AUD	3,814	USD	(135)
Brazilian real	22,000	BRL	10,169	USD	(373)
Euros	9,100	EUR	11,164	USD	(333)
Japanese yen	1,268,500	JPY	10,843	USD	(301)
Korean won	19,475,100	KRW	20,397	USD	(251)
Singapore dollars	8,200	SGD	5,148	USD	(38)

					(1,431)

Contract to Sell US $
Canadian dollar	6,400	CAD	5,590	USD	140
British pounds	10,300	GBP	18,320	USD	487
Danish kroner	9,100	DKK	1,498	USD	43
Israeli shekel	24,700	ILS	5,411	USD	101
Swedish krona	19,100	SEK	2,512	USD	88
Swiss franc	5,800	CHK	4,583	USD	100

					959

Contract to Buy Euro €
British pounds	1,200	GBP	1,735	EUR	1
Israel shekel	26,200	ILS	4,654	EUR	33

					34

Contract to Sell Euro €
Swiss franc	800	CHK	511	EUR	—

					—

Total					(438)

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

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of April 30, 2006, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 74 days. This reflects the auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 5.8 percent as of April 30, 2006. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $11.3 million. The annual interest rate on our $255.3 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

ITEM 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2006. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of April 30, 2006, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2006 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

ITEM 1A.    Risk Factors

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

The following risk factor, “Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue and recognize lower revenue and profits, and those related to stock option expensing could have an enhanced impact on earnings per share and cause volatility of our stock price” has been materially updated from the prior version of these risk factors as set for in our Annual Report on form 10-K for the year ended January 31, 2006.

Significant unanticipated fluctuations in our actual or anticipated quarterly revenues and operating results have in the past, and may in the future, prevent us from meeting securities analysts’ or investors’ expectations and have in the past, and may in the future, result in a decline in our stock price.

Our revenues have fluctuated in the past and are likely to fluctuate significantly in the future. For example, in the quarters ended April 30, 2002, April 30, 2003, April 30, 2004, July 31, 2004, April 30, 2005, and April 30,

2006 our revenues declined as compared to the previous fiscal quarter, and in the quarters ended October 31, 2001, January 31, 2002, April 30, 2002 and July 31, 2002 our revenues declined as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Moreover, even if our total revenues meet investors’ and securities analysts’ expectations, if a component of our total revenues does not meet these expectations, our stock price may decline. For example, in our quarter ended April 30, 2004, our reported license revenue was several million dollars lower than the level expected by securities analysts. Our stock price declined by approximately 22.5 percent at the close of trading on The NASDAQ National Market on the day following our announcement of our quarterly financial results providing this information. Our stock price is also subject to the substantial volatility generally associated with Internet, software and technology stocks and may also be affected by broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks that began in March 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•	difficulty predicting the size and timing of customer orders, particularly as we have become more reliant on larger transactions;

•	our ability to develop, introduce and market new products and initiatives, such as our new releases of WebLogic Server and WebLogic Platform products, and WebLogic Communications Platform products, WebLogic RFID products, BEA AquaLogic products and our solutions framework program, on a timely basis and whether any such new products are competitive or accepted in the market;

•	the rate of customer acceptance of our new releases of WebLogic Server and WebLogic Platform products, and WebLogic Communications Platform products, WebLogic RFID products, BEA AquaLogic products, business process management (“BPM) products, service oriented architecture (“SOA”) products and other recently introduced products or products to be introduced in the future, and any order delays caused by customer evaluations of these new products;

•	periodic difficult economic conditions, particularly affecting the technology industry, as well as economic uncertainties arising out of possible future terrorist activities; military and security actions in Iraq and the Middle East in general; and geopolitical instability in markets such as the Korean peninsula and other parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders, resulting in revenue shortfalls;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and related disruption of our current business;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

•	fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in the EMEA region if the Euro were to weaken significantly against the U.S. dollar;

•	the performance of our international business, which accounts for almost half of our consolidated revenues;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•	changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of periodic uneven economic conditions and increased competition including open source or free competitive software;

•	the lengthy sales cycle for our products, particularly with regard to WebLogic Communications Platform, WebLogic RFID products, BEA AquaLogic products and WebLogic Platform sales which typically involve more comprehensive solutions that may require more detailed customer evaluations;

•	our ability to further control costs and expenses, particularly in the face of periodic difficult economic conditions;

•	loss of key personnel or inability to recruit and hire qualified additional or replacement key personnel; and

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements; and

•	the seasonality of our sales, which typically significantly adversely affects our revenue in our first quarter.

Our quarterly revenues and operating results are difficult to forecast because of the timing, size and composition of our customer orders.

A substantial portion of our revenues has been derived from large orders, as major customers deployed our products. License revenue contribution from transactions with license revenue greater than $1 million has ranged from approximately 22 percent to 39 percent of total license fees over the eight quarters ended April 30, 2006. In addition, in the quarters ended April 30, 2005, July 31, 2005, October 31, 2005, January 31, 2006 and April 30, 2006 there were 18, 10, 19, 31 and 17 product orders signed, respectively, each with a value of greater than $1 million. Increases in the dollar size of some individual license transactions increases the risk of fluctuation in future quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. For example, we believe this reliance on larger transactions adversely impacted our quarter ended April 30, 2004, where our reported license revenue was several million dollars lower than the level expected by securities analysts. If we cannot generate a sufficient number of large customer orders, turn a sufficient number of development orders into orders for large deployments or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter. Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators, such as sales “pipeline” reports, about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the fiscal quarter, and possibly not until the final day or days of the fiscal quarter. Not only could this significantly adversely affect our revenues, but such shortfalls would substantially adversely affect our earnings because they may occur after it is too late to adjust expenses for that quarter. Moreover, because we have previously implemented significant cost cutting measures, incremental additional cost cutting measures would be particularly difficult to achieve. The risk of delayed or cancelled orders is also particularly relevant with respect to our increased dependence on large customer orders, which are more likely to be cancelled, delayed or reduced and also have a greater financial impact on our operating results. Moreover, periodic adverse economic conditions, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets such as the Korean peninsula and other parts of Asia, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

The seasonality of our sales typically have a significant adverse effect on our revenues in our first fiscal quarter.

Our first quarter revenues, particularly our license revenues, are typically lower than revenues in the immediately preceding fourth quarter. We believe this is partly because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a year. In addition, most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality will continue to occur in our first quarter of the fiscal year. Moreover, because of this seasonality, even if we have a very strong fourth quarter in a particular year, the initial quarters in the next year could nevertheless still be weak on a year-over-year comparative basis, as well as on a sequential basis. This risk remains even if the amount of our deferred revenue and backlog is substantial at the close of the immediately preceding fourth quarter. This seasonality may harm our revenues and other operating results in our first quarter and possibly subsequent quarters as well, particularly if it is worse than we expect.

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

In addition to its current products which include some application server functionality, Microsoft continues to enhance the application server, integration and SOA functionalities in its .NET technologies. Microsoft’s .NET technologies use a proprietary programming environment that competes with the Java-based environment of our products. A widespread acceptance of Microsoft’s .NET technologies, particularly among the large and mid-sized enterprises from which most of our revenues are generated, could curtail the use of Java and therefore adversely impact the sales of our Java based products. The .NET technologies and the bundling of competing functionality in versions of Windows can require us to compete in certain areas with Microsoft, which has certain inherent advantages due to its much greater financial, technical, marketing and other resources, its greater name recognition, very large developer community, its substantial installed base and the integration of its broad product line and features into a Web Services and SOA environment. We need to differentiate our products from Microsoft’s based on scalability, functionality, interoperability with Microsoft and non-Microsoft platforms, performance, total cost of ownership, return on investment, ease of development and reliability, and need to establish our products as more effective solutions to customers’ technological and economic needs. We may not be able to successfully or sufficiently differentiate our products from those offered by Microsoft, and Microsoft’s continued efforts in the application server, integration, Web Services and SOA markets, as well as their ongoing efforts to enhance and expand the .NET technology program, could materially adversely affect our business, operating results and financial condition.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Oracle Corporation has been particularly aggressive in making acquisitions of software companies to enhance their enterprise application offerings and database, and competitive application server, integration and SOA products and has sought relationships with third parties that are also directly competitive to our products. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us; if at all. Further, competitive pressures and open source availability of functional competitive software could require us to reduce the price of our products and related services, which could materially adversely affect our business, operating results and financial condition. We may not be able to compete successfully against current and future competitors and any failure to do so would have a material adverse effect on our business, operating results and financial condition.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.

From our inception in January 1995, we have made a substantial number of strategic acquisitions. In connection with acquisitions completed prior to April 30, 2006, we recorded approximately $650.0 million as intangible assets and goodwill, of which approximately $360.9 million had been amortized or written off as of April 30, 2006. In the third quarter of fiscal 2002, we recorded asset impairment charges totaling $80.1 million against certain acquired intangible assets and goodwill. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. From June 2005 to April 30, 2006, we acquired Plumtree Software, Inc., a substantial publicly traded software company, as well as five smaller companies in targeted cash acquisitions, each of which has presented an integration challenge to our business operations. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting products and operations including the maintenance of effective internal controls for the combined company, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. While we intend to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired operations, or execute successfully the product development strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired entities have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, from either shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, or acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

Under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”) purchased goodwill is not amortized, but rather, is periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. Our results of operations in periods following any such impairment could be materially adversely affected. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. In the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. We have remaining net goodwill and net acquired intangible assets of approximately $296.0 million at April 30, 2006, so if we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

We face numerous additional risks in connection with the integration of Plumtree into our business, which may adversely affect our results of operations.

We face risks associated with integration of the businesses and operations of our company and Plumtree, which we acquired on October 20, 2005, and we may not realize the anticipated benefits or synergies of the merger to the extent, or in the timeframe, anticipated. For example, our ability to realize these benefits and synergies could be impacted adversely by practical or legal constraints on combining operations or implementing workforce reductions. Also, charges to earnings resulting from the purchase accounting may adversely affect the market value of our common stock following the merger, as we will incur additional depreciation and amortization expense over the useful lives of certain of the net tangible and intangible assets acquired in connection with the merger, and, to the extent the value of goodwill or intangible assets with indefinite lives acquired in connection with the merger becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In addition, we may develop new products that combine Plumtree’s products and intellectual property with our products and intellectual property and those from other acquired companies. This may result in longer product development cycles, which may cause the revenue and operating income of our businesses to fluctuate and fail to meet expectations. We have also encountered disparities between the revenue recognition policies, product support offerings and sales force structure which have represented substantial additional challenges. There can be no assurance that we will be able to overcome these challenges, or that a market for such new products will develop after the merger. Therefore, the stand-alone results historically generated by Plumtree may not be indicative of expected results in the near term due to integration complexities, including changes in management and the timing of restructuring activities.

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

In addition, we have conducted an initial internal investigation into Plumtree’s compliance with, and we are subject to an ongoing review in relation to, Plumtree’s contract with the U.S. General Services Administration (“GSA”) which may adversely impact our financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its GSA contract, Plumtree may not have complied fully with the terms of the “Price Reductions” clause of such contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. BEA has reviewed this analysis and based on our assessment we have recorded $1.5 million as the fair value of the contingency as of October 20, 2005. In January 2006, the Company completed its self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like the company to perform an additional review of the period from March 31, 2005 through June 30, 2005. The Company is currently assessing the GSA’s desire for this additional period, however as of January 31, 2006, the Company had not commenced such additional review and did not record any additional contingency accruals related to this issue. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on our financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations. As a result of the merger we have assumed the Plumtree GSA contract matters and are subject to the associated liabilities and risks.

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

At April 30, 2006, we had approximately $255 million of short-term convertible notes outstanding and long term debt of $215.0 million. The $255 million of convertible notes come due in December 2006 (the fourth quarter of fiscal 2007), and consequently, these notes have been classified as a current liability as of April 30,

2006. As a result, our working capital has been significantly impacted. The short-term convertible notes and long term debt have substantial principal and interest payment obligations. The degree to which we are leveraged could significantly harm our ability to obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We will require substantial amounts of cash to fund scheduled payments of principal and interest on the convertible notes, the notes payable, and other indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements. As of April 30, 2006, we have repurchased and retired $295 million of the short-term convertible notes and consequently the outstanding balance is approximately $255.3 million. To the extent our stock price does not exceed $34.65 per share for a requisite number of trading days before December 2006 to permit us to effectively force the conversion of the convertible notes, we will be required to pay the remaining $255.3 million to redeem the remaining outstanding convertible notes in December 2006. Management may also decide to repurchase a portion of the outstanding bonds prior to maturity, which will impact liquidity. If we are unable to meet our cash requirements out of cash flow from operations, there can be no assurance that we will be able to obtain alternative financing. In the absence of such financing, our ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements would be significantly reduced. If we do not generate sufficient cash flow from operations to repay the convertible notes and the notes payable at maturity, we could attempt to refinance these debt obligations, however, no assurance can be given that such a refinancing would be available on terms acceptable to us, if at all.

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

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a Web-based computing environment or SOA. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, implementation of SOA rapidly changing software technologies and standards and limited internal resources due to other information systems requirements. For these and other reasons, the sales cycle for our products is lengthy and is subject to delays or cancellation over which we have little or no control. We have experienced an increase in the number of million and multimillion dollar license transactions. For example, in the quarters ended April 30, 2005, July 31, 2005, October 31, 2005, January 31, 2006 and April 30, 2006, there were 18, 10, 19, 31 and 17 product orders signed, respectively, each with a value at greater than $1 million. Some of our transactions are significantly larger than $1 million, such as in our quarter ended July 31, 2003, when we had a single transaction with a value of over $10 million. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. Periodic economic difficulties in our key markets has also contributed to increasing the length of our sales cycle. Finally, the introduction of new releases of WebLogic Platform and of, AquaLogic and other products and implementation of our products for SOA have contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

If our new releases of WebLogic Platform and WebLogic Server and our WebLogic Communications Platform, BEA AquaLogic and other recently introduced products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In January 2005 we released the first product of our WebLogic Communications Platform. In June 2005, we introduced the BEA AquaLogic group of products and enhanced them with products from the Plumtree acquisition and other acquisitions for our SOA offerings and in August 2005, we introduced a new release of WebLogic Server. We have invested substantial resources to develop, acquire and market these products, and anticipate that this will continue. If these products and our other products currently in development do not achieve substantial market acceptance among new and existing customers, due to factors such as any technological problems, competition, pricing, sales execution or market shifts, it will have a material adverse effect on our revenues and other operating results. For example, we believe the rate of acceptance of, and customer transition to, WebLogic Platform 8.1 after introduction were contributing factors to our reported license revenue for our quarter ended July 31, 2004 being several million dollars lower than the level expected by securities analysts. Moreover, because our new products and new releases of our established products generally offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our new products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

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

Our future growth is expected to be achieved through the implementation and introduction of our new product initiatives in AquaLogic, BPM and SOA and in our WebLogic Communications Platform and WebLogic RFID. A substantial part of our AquaLogic and BPM products were derived from the Plumtree and other acquisitions and our SOAs offerings depend on success of these products. There are substantial risks that we will be able to integrate these acquired products and organizations in an effective or timely way to provide products that will be acceptable or successful in the market. All of these new product initiatives have substantial, entrenched competitors with greater resources and experience in these product areas. There can be no assurances that all or any of these new products will be successful and contribute to profitability or growth.

Changes in accounting regulations and related interpretations and policies, particularly those related to revenue recognition, could cause us to defer recognition of revenue and recognize lower revenue and profits, and those related to stock option expensing could have an enhanced impact on earnings per share and cause volatility of our stock price.

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

The Financial Accounting Standards Board (“FASB”) has adopted Financial Accounting Standards Board Statement No. 123(R) (“SFAS 123(R)”), Share-Based Payment, replacing SFAS 123 which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and requires that such transactions be accounted for using the fair value based method. Accordingly, we are required to expense stock options granted in fiscal periods commencing since February 1, 2006. The expense for our stock- based compensation plans using the fair value method, resulted in an additional $12.7 million of expense in the first quarter of fiscal 2007. The expensing of stock based compensation per SFAS 123(R) may affect the volatility of the price of our common stock as such expenses may have an enhanced impact on earnings per share from period to period.

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

In addition, we commenced expensing of stock option grants and awards under SFAS 123(R) during the first quarter of fiscal 2007, which has and will result in significant accounting charges that will make it substantially more likely we could experience net losses.

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

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers, independent software vendors (“ISVs”), systems integrators (“SIs”) and independent consultants, independent software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining existing relationships and further establishing and expanding relationships with distributors, ISVs, original equipment manufacturers (“OEMs”) and SIs. In particular, we have an ongoing initiative to further establish and expand relationships with our distributors through these sales channels, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products that our ISV customers offer. We intend to continue this initiative and to seek distribution arrangements with additional ISVs to embed our WebLogic Server and other products in their products. It is possible that we will not be able to successfully expand our distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately continue to develop and maintain our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. In particular, we need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to help ensure these indirect channels do not conflict with or curtail our direct sales. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected. In addition, we already rely on formal and informal relationships with a number of consulting and systems integration firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. We will need to expand our relationships with these third party consulting and system integration firms in order to support license revenue growth. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, or that we will not be able to maintain an effective, long-term relationship with these third parties.

If the markets for application servers, application platform, application integration, portal, BPM, SOA and related application infrastructure software and Web services decline or do not grow as quickly as we expect, our revenues will be harmed.

We sell our products and services in the application server, application platform, application integration, portal, BPM, SOA and related application infrastructure markets. These markets are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications and SOA. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology and SOA. The markets for application server, application platform, portal, application integration, web services, BPM and SOA and related services and technologies may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of periodic economic difficulties affecting the technology sector in the United States, Asia and Europe and potential for slower than anticipated customer acceptance of our new products. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation.

We have been and continue to be subject to legal proceedings and claims that arise in the ordinary course of our business, including claims currently being asserted that our products infringe certain patent rights. It is possible that third parties, including competitors, technology partners, and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that absorbs significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering of any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain such royalty or license agreements on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes, our revenue and profits will be harmed.

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, such as SOA, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products (such as our WebLogic Server products and Web Services features), respond to changing customer requirements, and develop and introduce in a timely manner new products, releases and initiatives (such as our BEA AquaLogic, WebLogic Platform 8.1, WebLogic Communications Platform, WebLogic Integration, and WebLogic Sever products and our SOA and solutions frameworks initiatives) that keep pace with technological and market developments and emerging industry standards. In addition, the widespread continued adoption of Java technologies and standards is critical to driving sales of our products because most operate in a Java-based environment. The widespread acceptance of Microsoft’s .NET technologies, which competes with Java-based environments and technologies, could curtail the use of Java. A decline in the ability or willingness of Sun Microsystems, Inc., the creator and licensor of a substantial portion of the basic technologies and standards comprising Java, to devote resources to promote and facilitate the adoption and further development of Java technologies and standards, as well as to make these Java technologies and standards available on sufficiently favorable terms, could also curtail the use of Java by the software industry, including us. If the rate of adoption of Java technologies and standards were to slow or decline, and we were unable to successfully adapt our products to or introduce products for other standards and technologies, such as Microsoft .Net, it would adversely affect the sales of our products and services. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or products incorporating new technology on a timely basis. Failure to develop, acquire and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with the BEA products with which it interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our solutions and our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

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

We have experienced substantial growth since our inception in 1995. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately

4,018 employees in 78 offices in 36 countries at April 30, 2006. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

Stock options and awards remain an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program following the adoption of SFAS No. 123R in the first quarter of fiscal 2007. Our employees are critical to our ability to develop and design software that advances our technology, increase our sales goals and provide support to customers.

Recent shareholder proposals that were approved at our annual shareholder meeting may result in difficulty retaining directors and may encourage potential hostile acquirers of the Company which maybe significantly disruptive to our Board, management and operations.

At our annual stockholder meeting in June 2005, a stockholder proposal to amend our corporate governance documents to provide that director nominees shall be elected by the affirmative vote of the majority of shares issued and outstanding of stockholders and a stockholder proposal to take the necessary steps to declassify the Board of Directors and establish annual elections of directors, whereby all directors would be elected annually, instead of for a three-year period by classes, were approved. If our Board of Directors takes steps to implement these proposals, they may result in difficulty in retaining directors and difficulty in electing a full board and may encourage potential hostile acquirers of BEA which may or may not be significantly disruptive to our Board, management and operations.

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

We purchased a 40-acre parcel of land adjacent to our current corporate headquarters in San Jose (the “San Jose Land”) to construct additional corporate offices and research and development facilities; however, we have suspended our construction initiatives. The San Jose Land is treated as a held and used asset. If management were to commit to a plan to sell the San Jose Land, the plan was put in motion and the sale of the San Jose Land was probable, the San Jose Land may then meet the criteria to be treated as a “held for sale” asset. If the San Jose Land’s fair market value at that time is less than the carrying value of $306.6 million, we would have to write-down the carrying value of the San Jose Land, which could result in substantial charges to our consolidated statement of operations of up to the carrying value of $306.6 million.

We will assess the San Jose Land for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), at least annually or whenever events or circumstances indicate that the value of the San Jose Land may be permanently impaired. In accordance with FAS 144, if we determine that one or more impairment indicators are present, indicating the carrying amount may not be recoverable, the carrying amount of the asset would be compared to net future undiscounted cash flows that the asset, or the relevant asset grouping, is expected to generate. If the carrying amount of the asset is greater than the net future undiscounted cash flows that the asset is expected to generate, the fair value would be compared to the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss would be recognized. The impairment loss would be the excess of the carrying amount of the asset over its fair value. To date, no impairment losses on the San Jose Land have been recorded under FAS 144, however there can be no assurance that we will not be required to record a substantial impairment charge related to the San Jose Land of up to $306.6 million if events or circumstances change, and we determine that the value of the San Jose Land is impaired under FAS 144.

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

Stock Repurchases

None

ITEM 3.    Defaults Upon Senior Securities

None

ITEM 4.    Submission of Matters to a Vote of Security Holders

None

ITEM 5.    Other Information

None

ITEM 6.    Exhibits

(a) Exhibits:

Exhibit number	Description

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (1).

3.2	Registrant’s Amended and Restated Bylaws (2).

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3).

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3).

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3).

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3).

(1)	Incorporated by reference to such exhibit as filed in the Registrant’s Annual Report on Form 10-K, filed May 1, 2000.
(2)	Incorporated by reference to such exhibit as filed in the Registrant’s Quarterly Report on Form 10-Q, filed December 16, 2002.
(3)	Filed herewith.
*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC.

(Registrant)

/S/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

Dated: June 9, 2006