Form 10-Q
period 2006-07-31
BEA SYSTEMS INC
filed 2007-11-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer   ☒             Accelerated Filer   ☐             Non-Accelerated Filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐ No ☒

As of October 31, 2007, there were approximately 398,272,000 shares of the registrant’s common stock outstanding.

BEA SYSTEMS, INC.

Explanatory Note

Restatement of Financial Information. In this Quarterly Report on Form 10-Q as of and for the quarter ended July 31, 2006, BEA Systems, Inc. (the “Company” or “we”) restated its Consolidated Balance Sheet as of January 31, 2006 and its Condensed Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the three and six months ended July 31, 2005 as a result of an independent stock option review initiated by the Company’s Board of Directors and conducted by its Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Annual Report on Form 10-K as of and for the year ended January 31, 2007, we are restating our Consolidated Balance Sheet as of January 31, 2006 and its Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the fiscal years ended January 31, 2006 and 2005, and Unaudited Condensed Consolidated Financial Statements for the three months ended April 30, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by the Company prior to December 4, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company prior to December 4, 2006 should not be relied upon and are superseded in their entirety by our 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after December 4, 2006.

Independent Review Overview. On August 14, 2006, the Audit Committee recommended to the Board, and the Board agreed, that the Audit Committee retain independent counsel to assist with a thorough review of the Company’s historical stock option grant practices (“Independent Review”). The Audit Committee conducted the Independent Review with the assistance of independent legal counsel Simpson Thacher & Bartlett LLP (“Simpson Thacher”) and forensic accountants Navigant Consulting, Inc. (“Navigant”), collectively the (“Review Firms”). The Independent Review, which commenced in August 2006 and encompassed all of the Company’s stock option grants from January 1996 through June 2006 (“Review Period”), excluding stock options acquired as part of business combinations, consisted of a review of the Company’s historic stock option granting practices, including a review of whether we used appropriate measurement dates, and, therefore, correctly accounted for stock option grants made under our equity award programs.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Revenues:
License fees	$135,966	$118,315	$268,370	$234,370
Services	203,649	166,840	394,481	332,508

Total revenues	339,615	285,155	662,851	566,878

Cost of revenues:
Cost of license fees	16,226	7,671	31,478	14,458
Cost of services	67,756	53,168	130,686	106,002

Total cost of revenues	83,982	60,839	162,164	120,460

Gross profit	255,633	224,316	500,687	446,418
Operating expenses:
Sales and marketing	127,127	108,185	248,077	207,121
Research and development	55,882	42,455	110,858	81,163
General and administrative	32,047	27,465	62,123	52,413
Acquisition-related in-process research and development	—	—	2,700	—

Total operating expenses	215,056	178,105	423,758	340,697

Income from operations	40,577	46,211	76,929	105,721
Interest and other, net:
Interest expense	(5,974)	(7,945)	(11,998)	(15,529)
Interest income	14,866	10,418	25,874	19,413
Net gains on sale of minority interest in equity investments	—	—	10,972	—
Other	(259)	(768)	(590)	(1,956)

Total interest and other, net	8,633	1,705	24,258	1,928

Income before provision for income taxes	49,210	47,916	101,187	107,649
Provision for income taxes	15,194	13,827	32,077	31,061

Net income	34,016	34,089	69,110	76,588
Other comprehensive income:
Foreign currency translation adjustments	3,824	(6,622)	6,724	(7,303)
Unrealized gain (loss) on available-for-sale investments, net of income taxes	361	4	1,045	(30)

Comprehensive income	$38,201	$27,471	$76,879	$69,255

Net income per share:
Basic	$0.09	$0.09	$0.18	$0.19

Diluted	$0.08	$0.09	$0.17	$0.19

Number of shares used in per share calculations:
Basic	393,200	390,750	390,600	392,965

Diluted	408,480	398,620	405,830	400,580

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	July 31, 2006	January 31, 2006 As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$1,041,891	$1,017,772
Restricted cash	1,813	2,373
Short-term investments	323,347	370,763
Accounts receivable, net	255,359	331,332
Other current assets	75,660	80,489

Total current assets	1,698,070	1,802,729
Long-term investments	46,834	64,422
Property and equipment, net	341,112	343,389
Goodwill, net	201,148	138,235
Acquired intangible assets, net	80,726	78,502
Long-term restricted cash	1,534	2,644
Other long-term assets	46,166	38,322

Total assets	$2,415,590	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,641	$22,984
Accrued liabilities	88,096	97,123
Restructuring obligations	2,034	3,531
Accrued payroll and related liabilities	75,854	92,039
Accrued income taxes	76,628	83,105
Deferred revenues	355,914	379,123
Deferred tax liabilities	1,208	—
Convertible subordinated notes	255,250	465,250
Current portion of notes payable and other obligations	421	218

Total current liabilities	888,046	1,143,373
Deferred tax liabilities	3,363	1,283
Notes payable and other long-term obligations	227,516	227,388
Commitments and contingencies
Stockholders’ equity:
Common stock	454	444
Additional paid-in capital	1,771,368	1,667,577
Treasury stock, at cost	(478,249)	(478,249)
Accumulated deficit	(7,805)	(76,916)
Deferred compensation	—	(19,785)
Accumulated other comprehensive income	10,897	3,128

Total stockholders’ equity	1,296,665	1,096,199

Total liabilities and stockholders’ equity	$2,415,590	$2,468,243

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended July 31,
	2006	2005 As Restated (1)
Operating activities:
Net income	$69,110	$76,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,405	12,449
Amortization and impairment charges related to acquired intangible assets	18,602	3,671
Stock based compensation expense	33,586	11,456
Excess tax benefit from stock-based payment arrangements	(6,076)	—
Acquisition-related in-process research and development	2,700	—
Gain on sales of minority interest in equity investments	(10,972)	—
Changes in operating assets and liabilities	34,563	7,107
Other	744	6,408

Net cash provided by operating activities	153,662	117,679

Investing activities:
Purchases of property and equipment	(10,080)	(12,673)
Payments for acquisitions, net of cash acquired	(83,495)	(4,077)
Purchases of available-for-sale investments	(257,036)	(390,658)
Proceeds from maturities of available-for-sale investments	237,209	237,366
Proceeds from sales of available-for-sale investments	85,113	350,019
Proceeds from sales of minority interest in equity investments	11,610	—
Other	—	1,321

Net cash provided by (used in) investing activities	(16,679)	181,298

Financing activities:
Repurchase of short-term convertible subordinated notes	(208,562)	—
Excess tax benefit from stock-based payment arrangements	6,076	—
Net proceeds received for employee stock purchases	74,719	25,184
Purchases of treasury stock	—	(119,992)

Net cash used in financing activities	(127,767)	(94,808)

Net increase in cash and cash equivalents	9,216	204,169
Effect of exchange rate changes on cash and cash equivalents	14,903	(13,259)
Cash and cash equivalents at beginning of period	1,017,772	777,754

Cash and cash equivalents at end of period	$1,041,891	$968,664

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the fiscal year ended January 31, 2006, contained in the BEA Systems, Inc. (referred herein as “we”, “us”, “BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the three and six months ended July 31, 2006 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2007 (“Fiscal 2007”) or thereafter.

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

Revenue from software license agreements is recognized when the basic criteria of software revenue recognition have been met: (1) persuasive evidence of an agreement exists, (2) delivery of the product has occurred, (3) the fee is fixed or determinable, and (4) collection is probable. The Company uses the residual method to recognize revenue when a license agreement includes one or more elements to be delivered at a future date and vendor specific objective evidence of the fair value of all undelivered elements exists. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as license revenue. If evidence of the fair value of one or more undelivered elements does not exist, all revenue is deferred and recognized when delivery of those elements has occurred or when fair value is established.

Vendor specific objective evidence of the fair value of maintenance is determined by the price paid by the Company’s customers when maintenance is sold separately (i.e., the prices paid by the customers in connection with renewals). Vendor specific objective evidence of fair value of consulting services and education is based on the price when sold separately.

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

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain countries where collection risk is considered to be high, such as certain Latin American, Asian and Eastern European countries, revenue is generally recognized upon receipt of cash, and in some cases, evidence of delivery to the end user when the sale is made through a distributor.

In addition to our direct sales force, the Company has a number of partnerships that represent an indirect channel for license revenues, including system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Fundamentally, partners who resell our products either embed or do not embed (i.e., “bundle”) our software into their own software products. Partners who embed our software are referred to as embedded Independent Software Vendors (“ISVs”), and revenue is recognized upon delivery of our software to the partner assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as Resellers. Due to the risk of concessions regarding transactions with Resellers, the Company recognizes revenue once persuasive evidence of sell through to an end user is received and all other revenue recognition criteria have been met. The Company’s partner license agreements do not provide for rights of return.

Services revenue includes revenues for consulting services, education and customer support and maintenance. Consulting services revenue and the related cost of services are generally recognized on a time and materials basis. BEA’s consulting arrangements do not include significant customization of the software since the software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support and maintenance agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support and maintenance revenues are recognized ratably over the term of the support period (generally one year). Education services revenue are recognized as the related training services are delivered. The unrecognized portion of amounts billed in advance of delivery for services is recorded as deferred revenue.

The Company occasionally purchases software products from vendors who are also customers. These transactions have not been frequent. In such transactions involving the exchange of software products, fair value of the software sold and purchased generally cannot be reasonably estimated. As a result, in most cases the Company records such transactions at carryover (i.e. net) basis.

Accounts receivable and the allowance for doubtful accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ financial liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue and allowance charges associated with liquidity concerns are recorded as general and administrative expenses. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends.

The accounts receivable aging is reviewed on a regular basis and write-offs are recorded on a case by case basis net of any amounts that may be collected.

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

The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Restructuring activities

In the third quarter of fiscal 2006, the Company recorded restructuring accruals in connection with the acquisition of Plumtree Software, Inc. (“Plumtree”) in accordance with Emerging Issues Task Force 95-3, Recognition of Liabilities in connection with a Purchase Business Combination. These restructuring charges were based on plans that had been approved and committed to by management with respect to facilities, severance and contract termination costs. There have been additional restructuring charges related to the pre-merger Plumtree organization during the purchase accounting allocation period (generally within twelve months of the acquisition date) related to matters that were identified at the date of acquisition but were not resolved as of July 31, 2006. These adjustments of approximately $0.4 million have been recorded as adjustments to goodwill from the date of purchase through July 31, 2006.

In fiscal 2002 and fiscal 2005, the Company recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at July 31, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operation in a future period.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $52.0 million are realizable based on the “more likely than not” standard required for recognition. The remaining valuation allowance at July 31, 2006 is primarily attributable to accumulated stock option tax deductions. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the amount presently recorded, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital.

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

Projects funded by third parties

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction of our operating expenses.

Business Combinations

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as in-process research and development (“IPR&D”) based on their estimated fair values. We engage independent third party appraisal firms to assist us in determining the fair values of certain assets acquired and liabilities assumed for significant acquisitions. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets. Intangible assets are amortized using the straight-line method.

Critical estimates in valuing certain of the intangible assets include but are not limited to: future expected cash flows from license sales, maintenance agreements, consulting contracts, customer contracts and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable and based on historical experience and information obtained from the management of the acquired companies; however, these assumptions are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

The fair value of the deferred support obligation is based, in part, on a valuation completed by a third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation is determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in the acquired company’s software products. We do not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because acquired companies conclude the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs are not included in the fair value determination, as these costs are not deemed to represent a legal obligation at the time of acquisition.

IPR&D represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use when a company is acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D is determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project.

In addition, other estimates associated with the accounting for these acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed. In particular, deferred compensation and liabilities to restructure the pre-acquisition organization, including workforce reductions are subject to change as management completes its assessment of the pre-merger operations and begins to execute the approved plan. These assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Recent accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We expect to have the following impact on our financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities of $10 million. This will be reported as an adjustment to the opening balance of retained earnings. We expect an increase in the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We adopted the provisions of FAS No. 157 beginning with our fiscal quarter ending April 30, 2007. We are evaluating the impact of the adoption of FAS No. 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R). FAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted effective February 1, 2007. FAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of FAS No. 158 effective February 1, 2009. Based upon our January 31, 2007 balance sheet and with insignificant foreign pension plan obligations, we do not expect the adoption of FAS No. 158 to have a material impact on our results of operations and financial position.

In September 2006, the Securities and Exchange Commission (“SEC”) released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of fiscal year 2007.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, an entity may elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. FAS 159 is required to be adopted by the Company in the first quarter of fiscal 2009. The Company currently is assessing the impact, if any, FAS 159 will have on its consolidated results of operations and financial condition.

In June 2007, the FASB ratified EITF Issue No. 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, EITF 07-3 will have on its consolidated results of operations and financial condition.

2. Restatement of Consolidated Financial Statements

In this Form 10-Q, the Company is restating its consolidated balance sheet as of January 31, 2006, and the related consolidated statements of income for the three and six months ended July 31, 2006 and the related consolidated statement of cash flows for the six months ended July 31, 2005. In the 2007 Form 10-K, the Company is restating its consolidated balance sheet as of January 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2006 and January 31, 2005. In addition, the Company is restating the unaudited quarterly financial information and financial statements for interim periods of fiscal 2006, and unaudited condensed financial statements for the three months ended April 31, 2006.

Background of the Stock Option Review, Findings and Restatement of Consolidated Financial Statements

Independent Review Overview

On August 14, 2006, the Audit Committee of the Board of Directors of the Company recommended to the Board, and the Board agreed, that the Audit Committee retain independent counsel to assist with a thorough review of the Company’s historical stock option grant practices (“Independent Review”). The Audit Committee conducted the Independent Review with the assistance of independent legal counsel Simpson Thacher & Bartlett LLP (“Simpson Thacher”) and forensic accountants Navigant Consulting, Inc. (“Navigant”), collectively the (“Review Firms”). The Independent Review, which commenced in August 2006 and encompassed all of the Company’s stock option grants from January 1996 through June 2006 (“Review Period”), excluding stock options acquired as part of business combinations, consisted of a review of the Company’s historic stock option granting practices, including a review of whether we used appropriate measurement dates, and, therefore, correctly accounted for stock option grants made under our equity award programs.

Stock Option Grant Analysis

Prior to February 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). APB 25 defines the measurement date for determining stock-based compensation expense as the first date on which both (1) the number of shares that an individual employee is entitled to receive, and (2) the option or purchase price, are known.

For grants made in the period from April 11, 1997 through February 5, 2003 for which there is reliable evidence supporting a measurement date under APB 25, primarily Board or Compensation Committee approval, the Company used the date of reliable evidence as the new measurement date. For those grants made in this period where there is no reliable evidence supporting an earlier measurement date under APB 25, the Company has determined that the date the stock option was entered into the Company’s E*Trade Equity Edge™ stock administration database (“Equity Edge”) is the appropriate new measurement date. Throughout this period, the Company’s stock administration function entered the option grant information for approved grants into Equity Edge, and the median time difference between the effective date of a UWC and the subsequent entry into Equity Edge was 13 days. Using these new measurement dates, and after accounting for forfeitures, the Company has recognized incremental stock-based compensation expense of $242.8 million on a pre-tax basis over the respective options’ vesting terms.

For grants made in the period from February 6, 2003 through May 31, 2006, the Company has concluded that its receipt of the last required signature where the dated signature is determined to be reliable is the appropriate new measurement date for calculating additional stock-based compensation expense under APB 25. Using these measurement dates, and after accounting for forfeitures, the Company has recognized incremental stock-based compensation expense of $3.7 million on a pre-tax basis over the respective options’ vesting terms.

Five Measurement Date Rules. The Company has taken the position that, with respect to option grants for which the recorded measurement date was not supported by sufficient evidence of finality and therefore not accounted for properly, the appropriate new measurement date may be established in one of five ways:

(1)	When there is evidence of Board or Compensation Committee approval, the Board or Compensation Committee approval or meeting date is the new measurement date;

(2)	For the period from February 6, 2003 through May 31, 2006 when the dated signatures on a UWC are determined to be reliable, the date of last required signature on the UWC, or if the signature is not dated, the fax return date, is the new measurement date;

(3)	For the period from April 11, 1997 through February 5, 2003 when the dated signature on and purported effective date of the UWC are determined to not be reliable, the Equity Edge entry date is the new measurement date;

(4)	For the period from April 11, 1997 through February 5, 2003 when the dated signature on and purported effective date of the UWC are determined to not be reliable, but where other evidence exists to demonstrate that finality occurred prior to the Equity Edge entry date, the date of reliable grant information is the new measurement date. In this circumstance, the Company found emails, employee correspondence, and Equity Edge grant information related to 344 grants that supported the fact that these grants had been previously entered into Equity Edge and subsequently re-entered to adjust only the tax designation of the options (incentive versus nonqualified stock options). The Company concluded that since no other attribute of the grant was changed, the initial entry into Equity Edge, which was commensurate with the other grants on the related authorizing document, was the most appropriate new measurement date;

(5)	When the grant date is prior to the employee providing services to the Company, the first day of work is the new measurement date.

Summary of Stock-Based Compensation Recognized due to New Measurement Dates. Below is a summary of the stock-based compensation recognized by the Company by measurement date rule:

			(Amounts in thousands)
Type	Number of grants requiring new measurement date		Total Number of options	Compensation expense, net of forfeitures
April 11, 1997 through February 5, 2003
1) Equity Edge entry date	20,754		99,559	$204,004
2) Board approval	486		21,253	28,208
3) Reliable evidence prior to Equity Edge entry date	344		1,288	6,946
4) Date employee began services	9		474	3,587

Subtotal	21,593		122,574	242,745
February 6, 2003 through May 31, 2006
5) Last required signature on a UWC	12,533		47,164	3,727

Total	34,126	*	169,738	$246,472

*	Does not include those grants subject to variable accounting.

Stock Option Grants Subject to Variable Accounting

National Insurance Contribution (“NIC”) Tax. The Company has also concluded that certain of its stock options grants are subject to variable accounting.

In May 2001, the Company modified its stock option grant agreements in the United Kingdom (“U.K.”) to transfer the Company’s National Insurance Contribution (“NIC”) tax liability to employees. In conjunction with its modified stock option agreements, BEA and its U.K. employees executed Joint Election Forms pursuant to which the parties agreed to pass the Company’s NIC tax liability to the employees, which in turn enabled the employees to obtain tax relief against their taxable income from the U.K. taxing authorities. Pursuant to applicable U.K. tax requirements, the Company did not utilize the modified stock option agreements and Joint Election Forms until it had received approval from relevant U.K. taxing authorities.

Although the Company’s stock administration function implemented the appropriate NIC tax withholding upon exercise of a U.K. employee’s stock options subject to the tax transfer, the Company’s local payroll department mistakenly reimbursed the withheld amount to each employee in a subsequent payroll cycle. The Company continued this practice through August 22, 2006. The Company has concluded that, per EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), because the Company in substance provided the employee with a cash bonus tied to the intrinsic value of the options upon exercise, the exercise price of these options was not fixed, and the Company must apply variable accounting to each stock option granted to employees in the U.K. in the period in which the Company maintained this practice. Accordingly, 1,413 grants totaling 5.0 million stock options granted from May 1, 2001 through January 31, 2006 were subject to variable accounting. The Company has recognized net incremental stock-based compensation expense of $4.3 million net of forfeitures and adjustments to remeasure the award at intrinsic value on a pre-tax basis through January 31, 2006.

On August 22, 2006, the Company ceased reimbursing employees for the NIC tax liability. On that date, the awards were effectively modified. However, because the Company was subject to the requirements of FAS 123(R) on that date, and because the modification reduced the fair value of the options, the modification did not have an accounting consequence.

Other Variable Awards. In addition, the Company concluded that one grant of 400,000 stock options in fiscal year 2000 to a former Section 16 officer was subject to variable accounting due to the terms and conditions of that grant. The former Section 16 officer asserted this grant as originally priced had an incorrect exercise price. Rather than re-price the stock options, the Company offered him a cash bonus payable upon exercise of the vested stock options (in effect a re-pricing under FIN 44). At the time of the agreement, the Company accrued the intrinsic value of the cash bonus and amortized the expense over the vesting period of the stock options, but did not account for the stock option grant as a variable award.

The Company has recognized net stock-based compensation expense of $3.4 million net of forfeitures on a pre-tax basis through the first quarter of fiscal year 2004, which is the fiscal period in which this variable award ceased based on the termination of the Section 16 officer.

Stock Option Grant Modifications Related to Current and Terminated Employees

Grant Modifications-Terminated Employees. For much of the period under review, departing employees frequently were given separation agreements, termination agreements, or leaves of absence in lieu of or in addition to severance payments. Typically, such arrangements related to the Company (1) permitting employees additional time to vest their stock options following their cessation of services to the Company; and (2) permitting employees additional time to exercise their stock options, beyond the period of time provided for such exercises under the employees’ stock option grant agreement. Such arrangements constitute modifications to the original option grants and compensation expense must be recognized in the period of the modification, which the Company did not do.

The Company analyzed the circumstances surrounding all 5,148 terminations from April 1997 through June 2006, which included the review of 1,273 termination agreements, of which eight were for Section 16 officers. The Company concluded that the terms and conditions of 975 termination agreements, eight of which were for Section 16 officers, resulted in modifications of the underlying stock options. Although these arrangements embody the terms and conditions of the termination of the employee from the Company, the Company did not have adequate business processes to ensure that the terms and conditions of such arrangements were communicated to the accounting and finance personnel for appropriate consideration. The Company has recognized incremental stock-based compensation expense related to these modifications of $98.5 million, $44.8 million related to the eight modifications for Section 16 officers and $53.7 million related to 967 modifications for rank-and-file employees.

In addition, the Company reviewed the termination data in the Company’s Peoplesoft ERP database and Equity Edge for the remaining 3,875 terminations, including the terminations of eight Section 16 officers. The Company determined that 1,223 of such terminations resulted in modifications of the underlying stock options, of which three were for Section 16 officers. The Company did not have adequate business processes to ensure that data was accurately and consistently captured and entered to its Peoplesoft ERP and Equity Edge systems such that the resulting data input did not mistakenly result in a systemic extension of either vesting or the time period to exercise upon termination. The Company has recognized incremental stock-based compensation expense related to these modifications of $73.4 million, $15.5 million related to the three modifications for Section 16 officers and $57.9 million related to 1,220 modifications for rank-and-file employees.

In total, the Company has recognized incremental stock-based compensation expense associated with such modifications of $171.9 million on a pre-tax basis in the period of modification.

Grant Modifications-Active Employees. In some circumstances the Company modified grants to active employees. These modifications fall into four categories, and the total compensation expense associated with these modifications is $4.3 million.

In the first circumstance, employees who had properly entered a LOA were allowed to vest their stock options in circumstances where the Company’s policy did not permit such vesting. Such arrangements constitute modifications to the original option grants and compensation expense must be re-measured pursuant to FIN 44 in the period of modification, which the Company did not do. The Company has recognized incremental stock-based compensation expense associated with such modifications of $1.6 million on a pre-tax basis in the period of modification.

In the second circumstance, certain employees were (1) granted options, for five grants, that were subsequently cancelled and either immediately or shortly thereafter reissued at a lower price; (2) granted additional options, for five grants, immediately or shortly after an initial grant, at a lower price than the initial grant, and the initial grant was immediately or shortly thereafter cancelled; and (3) granted options, for 43 grants to 32 grant recipients, of which the Company concluded that 19 were modifications, that were subsequently modified through a change in price after the initial entry into Equity Edge. Under GAAP this cancellation and replacement is a re-pricing that requires compensation expense to be recognized and adjusted quarterly for as long as the re-priced option remains outstanding. The Company failed to record this expense. The Company has recognized incremental stock-based compensation expense associated with such modifications of $1.0 million on a pre-tax basis in the period of modification.

In the third circumstance, there was one instance of a change in status of a Section 16 officer from a Director to a consultant. Upon a change of status to a consultant, compensation expense must be measured pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services relating to options that vest during the consulting period. The Company has recognized incremental stock-based compensation expense associated with this change of status of $1.3 million, net of forfeitures, on a pre-tax basis in the period of the change in status.

In the fourth circumstance, there was one instance of a change to the vesting schedule of a rank-and-file employee. Such an arrangement constitutes a modification to the original option grants and compensation expense must be recognized over the required service period, which the Company did not do. The Company has recognized incremental stock-based compensation expense associated with such a modification of $0.4 million, net of forfeitures, on a pre-tax basis commencing in the period of modification.

Employer and Employee Tax Liabilities Penalties and Interest

The Company identified numerous instances of stock options that were originally classified as incentive stock options (“ISOs”) that (1) due to the new measurement dates should have been non-qualified stock options (“NQSOs”) (“Reclassified”), and (2) due to termination and other modifications the unexercised stock options at modification date should have been NQSOs (“Modified”). In regards to Reclassified ISOs, a majority of the historical stock option grants that were issued as ISOs should have been NQSOs because due to the new measurement dates they were issued at a discount to fair market value (“FMV”). The difference between the FMV of the Company’s stock and the strike price on these Reclassified stock options at exercise date should have been subject to withholdings for income and employment taxes. In regards to Modified ISOs, the unexercised portion of the ISOs that were not already Reclassified due to new measurement dates should have been NQSOs at the time upon the modification, which included allowing terminated employees to continue to vest. The difference between the FMV of the Company’s stock and the strike price on these Modified stock options at exercise date should have been subject to withholdings for income and employment taxes.

The Company performed a grant-by-grant examination of all options requiring measurement date changes and calculated the requisite employment taxes that should have been accrued upon subsequent exercise of the ISOs that should have been NQSOs. The Company concluded that the liability for (1) under-withheld employee income taxes, (2) employer and employee-borne employment taxes; and (3) all respective interest and penalties should be recorded in the period these liabilities arose as evaluated under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). However, for the fiscal years 1998 through 2003, the corresponding statute of limitations expired before the amounts were paid and therefore, the liabilities were reversed as the corresponding statute of limitations expired. The Company intends to assume the employees’ remaining obligations for these taxes.

The total additional expense of these additional taxes, penalties, and interest, net of reversal due to the expiration of the respective statute of limitations, is $2.8 million on a pre-tax basis.

Internal Revenue Code Section 409A

Certain adjustments to the measurement dates of stock options that resulted in additional stock-based compensation expense also illuminated an additional and separate exposure for employee-borne taxes under Internal Revenue Code (“IRC”) Section 409A (“409A”). The tax is a 20% assessment on certain types of equity award income, including gains on discounted options. The state of California also assesses this tax. Because the Company’s employees were unaware of the tax at the time their options were granted and unaware that some options they received would subject them to these taxes, the Company entered into arrangements with both the IRS and the state of California in February 2007 to discharge these obligations, on behalf of its employees, directly with the taxing authorities for all periods through December 31, 2006. The Company also paid the associated penalties and interest.

The Company concluded that the expense associated with discharging its employees’ 409A exposure for all periods through December 31, 2006 should be reflected in the Company’s fiscal Q1 of 2008 financial statements since that is the period in which the Company made the decision to assume these obligations. The Company accrued $4.9 million in the first quarter of fiscal 2008 in estimation of the amount of these obligations.

In addition, the Company intends to provide its employees with the opportunity to remedy their outstanding stock options that are subject to potential penalties under 409A. The resulting impact will be reflected in the period in which remedial action is finalized.

Purchase Accounting

Over the periods affected by the additional stock-based compensation expense, the Company made several business and asset acquisitions for which net deferred tax liabilities (“DTLs”) were recorded in purchase accounting for taxable temporary differences acquired and/or recorded in the purchase accounting. In connection with these acquisitions the Company was required to reduce its valuation allowance based on the DTLs recorded in the purchase accounting as they provided a source of future taxable income to recognize certain of the Company’s DTLs. Prior to the restatement, these reductions in the valuation allowance related entirely to excess stock option tax benefits and therefore they were accounted for with a credit directly to equity consistent with FAS No. 109, Accounting for Income Taxes (“FAS 109”), paragraphs 36(e) and 37.

The additional stock-based compensation expense recognized as a result of revised measurement dates impacted the original purchase accounting in that a significant portion of the reduction in the Company’s valuation allowance reduced in connection with the relevant acquisitions are no longer excess stock option deductions. As a result, reductions in the Company’s valuation allowance in connection with the relevant acquisitions are accounted for as part of the acquisition purchase price (i.e., reductions in goodwill and, in certain circumstances, identifiable intangible assets) rather than as the recognition of excess stock option deduction benefits accounted for directly to equity.

Therefore, the reduction in goodwill and intangible assets as a result of the additional stock-based compensation reduced the related amortization of those intangibles by $11.4 million. Those intangible assets that were adjusted were fully amortized by January 31, 2006.

Judgment

In light of the significant judgment required in establishing revised measurement dates, alternate approaches to those used by us would have resulted in different compensation expense charges than those recorded by us in our restated financial statements. In those cases where the Company concluded that the Equity Edge entry date was the most appropriate new measurement date, we considered various alternate approaches. However, we concluded, based on a variety of factors, that none of the alternative approaches was as reliable as the Equity Edge entry date. The Company believes that the approaches it used were the most appropriate under the circumstances.

Summary of Stock Based Compensation Adjustments and Related Issues

The summary of the incremental stock-based compensation after considering forfeitures and related issues on a pre-tax and after tax basis for the fiscal years ended January 31, 1998 through January 31, 2006 is as follows (in thousands):

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense (Income)
1998	$827	$827
1999	2,983	2,983
2000	29,754	29,754
2001	185,125	159,272
2002	109,399	100,347
2003	66,623	42,961
2004	42,701	10,638

Subtotal	437,412	346,782
2005	(10,662)	(14,641)
2006	(2,762)	(427)

Total	$423,988	$331,714

The impact of recognizing additional stock compensation and other adjustments on each component of stockholders’ equity at the end of each year is summarized as follows (in thousands):

Fiscal Year	Common stock and Additional paid-in capital	Deferred stock compensation	Retained earnings (accumulated deficit)	Net impact to stockholders’ equity
1998	$2,858	$(2,117)	$(827)	$(86)
1999	10,413	(7,585)	(2,983)	(155)
2000	139,367	(110,688)	(29,754)	(1,075)
2001	170,119	(33,954)	(159,272)	(23,107)
2002	75,600	1,859	(100,347)	(22,888)
2003	(20,939)	57,090	(42,961)	(6,810)
2004	(48,272)	52,197	(10,638)	(6,713)

Subtotal	329,146	(43,198)	(346,782)	(60,834)

2005	(12,425)	27,601	14,641	29,817
2006	9,279	7,273	427	16,979

Total	$326,000	$(8,324)	$(331,714)	$(14,038)

Effects of Restatement Adjustments

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations (in thousands):

	Three months ended July 31, 2005			Six months ended July 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$118,315	$—	$118,315	$234,370	$—	$234,370
Services	166,840	—	166,840	332,508	—	332,508

Total revenues	285,155	—	285,155	566,878	—	566,878
Cost of revenues:
Cost of license fees	7,818	(147)	7,671	15,031	(573)	14,458
Cost of services	52,468	700	53,168	107,475	(1,473)	106,002

Total cost of revenues	60,286	553	60,839	122,506	(2,046)	120,460

Gross profit	224,869	(553)	224,316	444,372	2,046	446,418
Operating expenses:
Sales and marketing	107,262	923	108,185	211,323	(4,202)	207,121
Research and development	41,929	526	42,455	82,415	(1,252)	81,163
General and administrative	25,804	1,661	27,465	52,272	141	52,413

Total operating expenses	174,995	3,110	178,105	346,010	(5,313)	340,697
Income from operations	49,874	(3,663)	46,211	98,362	7,359	105,721
Interest and other, net:
Interest expense	(7,945)	—	(7,945)	(15,529)	—	(15,529)
Interest income	10,418	—	10,418	19,413	—	19,413
Other, net	(768)	—	(768)	(1,956)	—	(1,956)

Total interest and other, net	1,705	—	1,705	1,928	—	1,928

Income before provision for income taxes	51,579	(3,663)	47,916	100,290	7,359	107,649
Provision for income taxes	15,474	(1,647)	13,827	30,087	974	31,061

Net income	$36,105	$(2,016)	$34,089	$70,203	$6,385	$76,588
Other comprehensive income:
Foreign currency translation adjustments	(6,622)	—	(6,622)	(7,303)	—	(7,303)
Unrealized gain (loss) on available-for-sale investments, net of income taxes	4	—	4	(30)	—	(30)

Comprehensive income	29,487	(2,016)	27,471	62,870	6,385	69,255

Net income per share:
Basic	$0.09	—	$0.09	$0.18	0.01	$0.19
Diluted	$0.09	—	$0.09	$0.18	0.01	$0.19
Shares used in computing net income per share:
Basic	390,750	—	390,750	392,965	—	392,965
Diluted	399,300	(680)	398,620	400,935	(355)	400,580

The following table presents the effect of the related adjustments on the pro forma calculation of the net income and income per share for the three and six months ended July 31, 2005 (in thousands, except per share amounts):

	Three months ended July 31, 2005			Six months ended July 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income as reported	$36,105	$(2,016)	$34,089	$70,203	$6,385	$76,588
Add back:
Stock-based employee compensation included in reported net income, net of tax	2,496	2,745	5,241	4,835	3,928	8,763
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(23,280)	3,546	(19,734)	(49,736)	8,679	(41,057)

Pro forma net income	$15,321	$4,275	$19,596	$25,302	$18,992	$44,294

Basic net income per share as reported	$0.09	—	$0.09	$0.18	$0.01	$0.19

Diluted net income per share as reported	$0.09	—	$0.09	$0.18	$0.01	$0.19

Pro forma basic net income per share	$0.04	$0.01	$0.05	$0.06	$0.05	$0.11

Pro forma diluted net income per share	$0.04	$0.01	$0.05	$0.06	$0.05	$0.11

The following tables present the effect of the restatement adjustments upon the Company’s previously reported consolidated balance sheets (in thousands):

	January 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$—	$1,017,772
Restricted cash	2,373	—	2,373
Short-term investments	370,763	—	370,763
Accounts receivable, net of allowance for doubtful accounts of $9,350	331,332	—	331,332
Deferred tax assets	28,396	—	28,396
Prepaid expenses and other current assets	52,093	—	52,093

Total current assets	1,802,729	—	1,802,729
Long-term investments	64,422	—	64,422
Property and equipment, net	343,389	—	343,389
Goodwill, net	145,523	(7,288)	138,235
Acquired intangible assets, net	78,502	—	78,502
Long-term restricted cash	2,644	—	2,644
Long-term deferred tax assets	28,987	—	28,987
Other long-term assets	9,335	—	9,335

Total assets	$2,475,531	$(7,288)	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$—	$22,984
Accrued liabilities	91,244	5,879	97,123
Restructuring Obligations	3,531	—	3,531
Accrued payroll and related liabilities	92,039	—	92,039
Accrued income taxes	82,234	871	83,105
Deferred revenue	379,123	—	379,123
Convertible subordinated notes	465,250	—	465,250
Current portion of notes payable and other obligations	218	—	218

Total current liabilities	1,136,623	6,750	1,143,373
Deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,388	—	227,388
Convertible subordinated notes	—	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 443,886 shares issued and 385,943 shares outstanding	444	—	444
Additional paid-in capital	1,341,577	326,000	1,667,577
Treasury stock, at cost —57,943 shares	(478,249)	—	(478,249)
Accumulated deficit	254,798	(331,714)	(76,916)
Deferred compensation	(11,461)	(8,324)	(19,785)
Accumulated other comprehensive income	3,128	—	3,128

Total stockholders’ equity	1,110,237	(14,038)	1,096,199

Total liabilities and stockholders’ equity	$2,475,531	$(7,288)	$2,468,243

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended July 31, 2005
	As previously reported	Adjustments	As Restated
Operating activities:
Net income	$70,203	$6,385	$76,588
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,449	—	12,449
Amortization and impairment charges related to acquired intangible assets	4,111	(440)	3,671
Amortization of stock based compensation expense	4,690	6,766	11,456
Changes in operating assets and liabilities, net of those acquired in business combinations:	3,937	3,170	7,107
Other	22,289	(15,881)	6,408

Net cash provided by operating activities	117,679	—	117,679
Investing activities:
Purchases of property and equipment	(12,673)	—	(12,673)
Payments for acquisitions, net of cash acquired	(4,077)	—	(4,077)
Purchases of available-for-sale short-term investments	(390,658)	—	(390,658)
Proceeds from maturities of available-for-sale short-term investments	237,366	—	237,366
Proceeds from sales of available-for-sale short-term investments	350,019	—	350,019
Other	1,321	—	1,321

Net cash provided by (used in) investing activities	181,298	—	181,298
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	25,184	—	25,184
Purchases of treasury stock	(119,992)	—	(119,992)

Net cash used in financing activities	(94,808)	—	(94,808)

Net increase in cash and cash equivalents	204,169	—	204,169
Effect of foreign exchange rate changes on cash	(13,259)	—	(13,259)
Cash and cash equivalents at beginning of year	777,754		777,754

Cash and cash equivalents at end of year	$968,664	$—	$968,664

Note 3. Business combinations

Fiscal 2007 acquisitions

Fuego, Inc.

On February 28, 2006, the Company paid cash consideration to acquire all the outstanding shares of Fuego, Inc. (“Fuego”), a privately-held software company headquartered in Plano, Texas. Fuego specializes in providing Service Oriented Architecture software to help companies manage business processes. The Fuego software has become a part of the BEA AquaLogic product family and serves as the foundation of the new BEA AquaLogic Business Service Interaction product line. The Fuego acquisition has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006 and adjusted as necessary through the quarter ended July 31, 2006. The disclosure of pro forma revenue, net income and net income per share are not material.

The total preliminary purchase price is $88.4 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition consideration for Fuego	$86,036
Estimated acquisition related transaction costs	2,383

Total preliminary purchase price	$88,419

Preliminary purchase price allocation

The total preliminary purchase price was allocated to Fuego’s net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2006, and have been adjusted through July 31, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that were not yet finalized related to certain income and non-income based taxes and residual goodwill. In addition, upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the preliminary purchase price allocation (in thousands):

As of July 31, 2006
Cash and short-term investments	$5,821
Accounts receivable, net	3,027
Prepaids and other current assets	211
Fixed assets	44
Intangible assets, net	18,300
Goodwill	63,155
Accounts payable and other accrued liabilities	(2,919)
Deferred revenue	(1,920)
In-process research and development	2,700

Total preliminary purchase price	$88,419

Subsequent purchase price adjustments were made in the fourth quarter of fiscal 2007 and the first two quarters of fiscal 2008 to decrease goodwill by approximately $8.3 million, primarily due to an increase in certain income and non-income based taxes.

Intangible assets

In performing the preliminary purchase price allocation we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Fuego’s products. The fair value of intangible assets was based, in part, on a preliminary valuation completed by a third party appraiser using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and range from 13.4 to 15.0 percent. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components and fair values of the intangible assets associated with the Fuego acquisition (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$12,800	3 years
Customer base	5,500	4 years

Total intangible assets	$18,300

Purchased technology is comprised of Fuego products that have reached technological feasibility and the associated patents related to these products. Customer base represents the underlying customer support and maintenance contracts and related relationships with Fuego’s existing customers. Intangible assets are being amortized using the straight-line method.

In-process research and development

IPR&D represents incomplete Fuego research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project.

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

As a result of the adjustments to record Fuego’s support obligations assumed at fair value, $0.5 million of customer support and maintenance revenues that would have been otherwise recorded by Fuego as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Fuego customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year. The Company also recorded deferred consulting revenues of approximately $0.3 million.

Fiscal 2006 acquisitions

Plumtree Software, Inc.

On October 20, 2005, the Company acquired all the outstanding shares of Plumtree, a publicly-held software company headquartered in San Francisco, California. Under the terms of the Agreement and Plan of Merger dated August 22, 2005 (the “Merger Agreement”), Plumtree stockholders received $5.50 per share in cash for each outstanding share of Plumtree stock. In addition, vested Plumtree stock option holders received cash equal to the difference between $5.50 per share and the exercise price of the vested employee stock options. Unvested employee stock options to purchase Plumtree common stock were converted into options to purchase shares of BEA common stock for employees continuing their employment with the combined Company. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Its product portfolio features a cross-platform portal, running on both J2EE and .Net. By combining the Plumtree and BEA portal portfolios, BEA’s intention has been to be able to better provide customers with improved enterprise productivity by offering both collaborative and transactional portals across multiple platforms and application servers.

The Plumtree acquisition has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of October 20, 2005 and adjusted as necessary through the quarter ended July 31, 2006. The total preliminary purchase price is $211.3 million, including the fair value of the Plumtree stock options assumed and the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Plumtree (34,979,164 million shares at $5.50 per share and 4.8 million vested options)	$204,151
Estimated fair value of Plumtree stock options assumed	2,378
Estimated acquisition related transaction costs	4,790

Total preliminary purchase price	$211,319

The fair value of options assumed was determined using BEA’s market price on October 20, 2005 of $8.47 and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the acquisition date: expected life from vest date ranging from 5 months to 2 years, risk-free interest rate of 4.38 percent to 4.82 percent, expected volatility of 41 percent and no dividend yield. In accordance with the Merger Agreement, the number of BEA options exchanged was determined by multiplying the number of Plumtree unvested options at closing and the amount determined by dividing $5.50 by the average closing price of BEA’s common stock for the 5 trading days preceding the acquisition, which was $8.36. Approximately 2.7 million Plumtree options were unvested and outstanding at October 20, 2005 and were converted into approximately 1.8 million BEA options. The portion of the intrinsic value of unvested Plumtree options related to future service has been allocated to deferred stock-based compensation and is being amortized using the straight line attribution method over the remaining vesting period.

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

As of July 31, 2006
Cash and short-term investments	$60,345
Accounts receivable	18,212
Prepaids and other current assets	1,933
Fixed assets	1,646
Intangible assets, net	47,400
Goodwill	102,188
Other non-current assets	234
Accounts payable and other accrued liabilities	(11,771)
Restructuring obligations (see Note 7)	(2,028)
Deferred revenue	(11,377)
Other non-current liabilities	(63)
In-process research and development	4,600

Total preliminary purchase price	$211,319

Intangible assets

In performing the preliminary purchase price allocation we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Plumtree’s products. The fair value of intangible assets was based, in part, on a preliminary valuation completed by a third party appraiser using an income approach and estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and range from 13.8 to 15.0 percent. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital. The following table sets forth the components and fair values of the intangible assets associated with the Plumtree acquisition (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$33,200	5 years
Customer base	14,200	6 years

Total intangible assets	$47,400

Purchased technology is comprised of Plumtree products that have reached technological feasibility and the associated patents affiliated with these products. Customer base represents the underlying customer support and maintenance contracts and related relationships with Plumtree’s existing customers. Intangible assets are being amortized using the straight-line method.

In-process research and development

IPR&D represents incomplete Plumtree research and development projects that had not reached technological feasibility and had no alternative future use when acquired. Technological feasibility is established when an enterprise has completed all planning, design, coding and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition-related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project. The acquisition-related IPR&D relates primarily to one project Plumtree was developing related to their portal product, which had not yet reached technological feasibility at the time of acquisition and had no alternative future use.

Deferred revenue

In connection with the preliminary purchase price allocation, we have estimated the fair value of the deferred support obligation assumed from Plumtree. We based our determination of the fair value of the support obligation, in part, on a valuation completed by a third party appraiser using estimates and assumptions provided by management. The estimated fair value of the support obligation was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligation plus a normal profit margin. The sum of the costs and operating profit approximates, in theory, the amount that the Company would be required to pay a third party to assume the support obligation. The estimated costs to fulfill the support obligation were based on the historical direct costs related to providing the support services and to correct any errors in Plumtree software products. We did not include any costs associated with selling efforts or research and development or the related fulfillment margins on these costs. Profit associated with selling effort is excluded because Plumtree had concluded the selling effort on the support contracts prior to the acquisition date. The estimated research and development costs have not been included in the fair value determination, as these costs were not deemed to represent a legal obligation at the time of acquisition. As a result, in allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Plumtree’s October 20, 2005 deferred support revenue by $8.4 million to reflect an ending balance of $10.7 million, which represents the estimate of the fair value of the support obligation assumed.

As a result of the adjustments to record Plumtree’s support and services obligations assumed at fair value, $8.4 million of customer support revenues and services revenue that would have been otherwise recorded by Plumtree as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Plumtree customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year. The Company also recorded deferred consulting revenues of approximately $0.7 million.

Pre-acquisition contingencies

As part of the purchase price the Company recorded a $1.5 million accrual related to resolving potential liabilities associated with pricing issues and the U.S. General Services Administration (“GSA”). In February 2005, Plumtree became aware that three orders made under its GSA contract may not have complied fully with the terms of the “Price Reductions” clause of such contract. Plumtree commenced an internal investigation into this matter in the second calendar quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. The Company has reviewed the analysis performed by Plumtree to establish the $1.5 million contingent contract reserve and based on our assessment we have recorded the $1.5 million as the fair value of this contingency as of October 20, 2005. In January, 2006 the Company completed its self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like the Company to perform an additional review of the period from March 31, 2005 through June 30, 2005. The Company is currently assessing the GSA’s desire for the additional review, however as of July 31, 2006, the Company had not commenced such additional review and did not record any additional contingency accruals related to this issue. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of settlement discussions and final resolution with the GSA. If the amount of this accrual differs upon settlement, then the adjustment will be recorded as part of operations. There has been no communication from the GSA since April 2006.

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

The pro forma financial information for all periods presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, acquisition costs reflected in the Company’s and Plumtree’s historical statements of operations for periods prior to the Merger Agreement, and the related tax effects.

The unaudited pro forma financial information for the three and six months ended July 31, 2006 and 2005 combines the historical results for the Company for that period, with the historical results for Plumtree as a separate entity, for the three and six months ended July 31, 2006 and 2005 (in thousands, except per share data).

	Three months ended July 31,		Six months ended July 31,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Total Revenues	$339,615	$306,495	$662,851	$611,411
Net Income	34,016	30,463	69,110	69,808
Basic net income per share	0.09	0.08	0.18	0.18
Diluted net income per share	0.08	0.08	0.17	0.17

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Note 4. Stock Based Compensation

Adoption of FAS 123(R) and Overview

The Company has adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period, and expire ten years after the grant date. Restricted stock awards generally vest over a one year, two year or four year period. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Prior to February 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or “APB 25,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting

for Stock-Based Compensation,” or “FAS 123”. Certain options assumed in acquisitions, grants of restricted stock awards, discounted stock options granted primarily in fiscal 2003, and the situations identified through the stock option review (see Note 2 for further details) resulted in recording stock-based compensation during periods prior to February 1, 2006. All other stock-based grants had exercise prices equal to or less than the fair market value of our common stock on the date of grant. We elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all of these awards. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with FAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” later in this Note we disclose our net income and net income per share for the three and six months ended July 31, 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” or “FAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and six months ended July 31, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of FAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

The following tables summarize the stock-based compensation expense for stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

	Three months ended July 31, 2006	Six months ended July 31, 2006
Cost of license fees	$58	$120
Cost of services	2,562	4,871
Sales and marketing	6,763	12,076
Research and development	4,267	7,958
General and administrative	4,564	8,561

Stock-based compensation before income taxes	18,214	33,586
Income tax benefit	(4,116)	(7,595)

Total stock-based compensation expense after taxes	$14,098	$25,991

	Three months ended July 31, 2005 As Restated (1)	Six months ended July 31, 2005 As Restated (1)
Cost of license fees	$9	$18
Cost of services	963	1,272
Sales and marketing	2,310	3,783
Research and development	975	1,952
General and administrative	2,594	4,431

Stock-based compensation before income taxes	6,851	11,456
Income tax benefit	(1,610)	(2,693)

Total stock-based compensation expense after taxes	$5,241	$8,763

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The following table presents the impact of our adoption of FAS 123(R) on the selected condensed consolidated statement of operations line items for the three and six months ended July 31, 2006. The impact of adoption reflected in the FAS 123(R) adjustments column represents stock-based compensation expense for stock options and the employee stock purchase plan and excludes expense associated with restricted stock awards and options assumed in acquisitions as they were previously expensed under APB 25 and FAS 123 (in thousands, except per share data):

	Three Months Ended July 31, 2006			Six Months Ended July 31, 2006
	Using Previous Accounting	FAS 123(R) Adjustments	As Reported	Using Previous Accounting	FAS 123(R) Adjustments	As Reported
Income from operations	$55,690	$(15,113)	$40,577	$105,265	$(28,336)	$76,929
Income before income taxes	64,323	(15,113)	49,210	129,523	(28,336)	101,187
Net income	45,109	(11,093)	34,016	89,909	(20,799)	69,110
Basic earnings per share	$0.12	$(0.03)	$0.09	$0.23	$(0.05)	$0.18
Diluted earnings per share	$0.11	$(0.03)	$0.08	$0.22	$(0.05)	$0.17
Cash flows generated from operating activities	54,238	(2,761)	51,477	159,738	(6,076)	153,662
Cash flows provided by (used in) financing activities	27,956	2,761	30,717	(133,843)	6,076	(127,767)

Prior to the adoption of FAS 123(R), we presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of FAS 123(R), on February 1, 2006, we reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

The following table illustrates the effect on our net income and net income per share for the three and six months ended July 31, 2005 if we had applied the fair value recognition provisions of FAS 123 to stock-based compensation using the Black-Scholes-Merton valuation model (in thousands, except per share data):

	Three months ended July 31, 2005	Six months ended July 31, 2005
	As Restated (1)	As Restated (1)
Net income as reported	$34,089	$76,588
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	5,241	8,763
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(19,734)	(41,057)

Pro forma net income (loss)	$19,596	$44,294

Net income per share as reported
Basic	$0.09	$0.19

Diluted	$0.09	$0.19

Pro forma net income (loss) per share
Basic	$0.05	$0.11

Diluted	$0.05	$0.11

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Valuation Assumptions for Stock Options

Valuation and Amortization Method. We estimated the fair value of stock options granted before and after the adoption of FAS 123(R) using the Black-Scholes-Merton option valuation model. For options granted prior and subsequent to adoption of FAS 123(R), we estimate the fair value using a single option approach and amortize the fair value on a straight-line basis for options expected to vest. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term. The expected term of options granted represents the period of time that they are expected to be outstanding. We estimate the expected term of options granted based on our historical experience of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant.

Expected Volatility. Effective May 1, 2006, we began estimating the volatility our common stock based on the implied volatility of our publicity traded options on our common stock consistent with FAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to that date we estimated the volatility of our stock options using a combination of historical and implied volatilities. We believe that the use of just the implied volatility of our publicity traded options on our common stock results in a better estimate of fair value of our stock options.

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

Forfeitures. We use historical data to estimate pre-vesting option forfeitures. As required by FAS 123(R), we record stock-based compensation expense only for those awards that are expected to vest.

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the three and six months ended July 31, 2006 and July 31, 2005:

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Risk-free interest rate	4.9%	4.59%	4.9%	4.35-4.59%
Expected volatility	30%	44%	30-70%	41-44%
Expected term	3.6-4.4 years	5.0 years	3.6-4.4 years	5.0 years
Expected dividends	none	none	none	none

The weighted-average fair value of options granted during the three and six months ended July 31, 2006 was $4.05 and $4.44, respectively. The weighted-average fair value of options granted during the three and six months ended July 31, 2005 was $3.78 and $3.68, respectively.

Stock Options

A summary of stock option activity during the six months ended July 31, 2006 is as follows (in thousands, except years and per-share amounts):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options Outstanding at February 1, 2006	68,730	$11.82
Grants	10,455	$12.10
Exercises	(7,693)	$7.52
Forfeitures or expirations	(2,880)	$16.62

Options Outstanding at July 31, 2006	68,612	$12.15	6.89	$175,833

Vested and expected to vest options at July 31, 2006	64,086	$12.29	6.74	$166,590

Exercisable options at July 31, 2006	43,423	$13.64	5.73	$113,956

The aggregate intrinsic value of options outstanding at July 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 45.8 million shares that had exercise prices that were lower than the market price of our common stock as of July 31, 2006. The total intrinsic value of options exercised during the six months ended July 31, 2006 was $39.1 million, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the six months ended July 31, 2006 was $57.9 million. In connection with these exercises, the tax benefit realized by the Company for the six months ended July 31, 2006 was $29.5 million. The Company settles employee stock option exercises with newly issued common shares.

As of July 31, 2006, there was $69.6 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.5 years.

In January 2006, the Company accelerated the vesting of unvested and “out of the money” stock options previously awarded to employees and officers of the Company with option exercise prices greater than $10.72. The accelerated vesting increased our disclosed fair value expense for the year ended January 31, 2006 by approximately $19.4 million. This acceleration was done in anticipation of implementing FAS 123(R) and the Company will forego approximately $19.4 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 following the implementation of FAS 123(R).

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the six months ended July 31, 2006 (in thousands, except per share amounts):

	Restricted Stock awards Outstanding	Weighted-Average Grant Date Fair Value
Unvested restricted stock at February 1, 2006	899	$8.30
Granted during six months ended July 31, 2006	1,022	12.21
Vested during six months ended July 31, 2006	(197)	8.14
Forfeited during six months ended July 31, 2006	(19)	8.78

Unvested restricted stock at July 31, 2006	1,705	$10.68

As of July 31, 2006, there was $10.0 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of restricted stock awards vested during the six months ended July 31, 2006 was $1.6 million.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of the Company’s common stock at 85% of the fair market value twice a year in the second and fourth fiscal quarter. ESPP awards were valued using the Black-Scholes-Merton option valuation model. During the three and six months ended July 31, 2006 and 2005 ESPP awards were valued using the following weighted-average assumptions:

	Three months ended July 31,		Six months ended July 31,
	2006	2005	2006	2005
Risk-free interest rate	5.2%	3.95-4.41%	5.2%	2.97-4.41%
Expected volatility	37%	29-41%	37%	29-41%
Expected term	6 months	0.5 to 2.0 years	6 months	0.5 to 2.0 years
Expected dividends	none	none	none	none

The weighted-average fair value of ESPP awards valued during the three and six months ended July 31, 2006 and July 31, 2005 was $3.37 and $2.84, respectively.

As of July 31, 2006, there was $5.5 million of total unrecognized compensation costs related to the ESPP that is expected to be fully recognized during the next two years.

Note 5. Acquired Intangible Assets and Goodwill

The following table provides a summary of the carrying amount of goodwill (in thousands):

	July 31, 2006	January 31, 2006 As Restated (1)
Gross carrying amount of goodwill	$334,492	$271,579
Accumulated amortization of goodwill	(133,344)	(133,344)

Net carrying amount of goodwill	$201,148	$138,235

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	July 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$195,970	$(135,138)	$60,832
Non-compete agreements	31,446	(28,904)	2,542
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	53,509	(36,157)	17,352

Total	$294,200	$(213,474)	$80,726

	January 31, 2006 as Restated (1)
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$180,644	$(119,793)	$60,851
Non-compete agreements	31,446	(27,404)	4,042
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	48,009	(34,400)	13,609

Total	$273,374	$(194,872)	$78,502

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	For the six months ended July 31,
	2006	2005 as Restated (1)
Purchased technology	$15,345	$2,786
Non-compete agreements	1,500	675
Other intangible assets (distribution rights, purchased software, customer base)	1,757	210

Total	$18,602	$3,671

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Six months ending January 31, 2007	$18,472
Fiscal year ending January 31, 2008	27,632
Fiscal year ending January 31, 2009	14,648
Fiscal year ending January 31, 2010	10,737
Thereafter	9,237

Total	$80,726

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	July 31, 2006	January 31, 2006
Land	$306,629	$306,629
Computer hardware and software	102,513	96,284
Furniture and equipment	36,957	35,940
Leasehold improvements	45,255	43,582
Furniture and equipment under capital leases	3,153	3,164

	494,507	485,599
Accumulated depreciation and amortization	(153,395)	(142,210)

Total property and equipment, net	$341,112	$343,389

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $0.9 million at July 31, 2006 and $0.7 million at January 31, 2006.

Note 7. Restructuring Charges

Estimated acquisition-related restructuring costs

In fiscal 2006 management approved and initiated a plan to restructure Plumtree to eliminate certain duplicative activities and reduce the cost structure. The restructuring charges recorded are based on the restructuring plans that have been committed to by management. There may be additional costs associated with certain facilities that were identified at the date of the Plumtree acquisition but have not been resolved as of July 31, 2006. These adjustments to the estimated restructuring costs related to pre-acquisition Plumtree will be recorded as an adjustment to goodwill during the purchase price allocation period and as operating expense thereafter.

The Company recorded approximately $2.0 million of estimated restructuring costs in connection with restructuring the pre-acquisition Plumtree organization, which primarily included employee severance, facility consolidation costs, contract termination costs and international entity restructuring expenses. Plumtree employees affected under this plan were terminated. Severance payments made to pre-acquisition Plumtree employees were covered by plans established by Plumtree and subsequently assumed by the Company upon the completion of the Plumtree acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Plumtree, and accordingly, resulted in an increase to goodwill. These restructuring liabilities are classified as current liabilities in the accompanying balance sheet, since terms do not exceed 12 months.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of Plumtree (in thousands):

	Severance	Facilities	Other	Total
Initial estimated restructuring costs	$622	$957	$70	$1,649
Adjustments to initial restructuring costs	295	(547)	869	617
Cash payments during fiscal 2006	(506)	(184)	(318)	(1,008)

Restructuring liabilities as of January 31, 2006	$411	$226	$621	$1,258

Adjustments to initial restructuring costs	(86)	(113)	—	(199)
Cash payments during the six months ended July 31, 2006	(301)	(113)	(513)	(927)

Restructuring liabilities as of July 31, 2006	$24	$—	$108	$132

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of July 31, 2006, $8.6 million of future lease commitments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $2.5 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	9,681
Additional charges accrued during the six months ended July 31, 2006 included in operating expenses	69
Cash payments during the six months ended July 31, 2006	(1,104)

Accrued at July 31, 2006	$8,646

Office Lease

On August 14, 2006, the Company entered into a new office lease in San Francisco to enable consolidation of the three current San Francisco office locations, including two acquired with the acquisition of Plumtree in October 2005. The new office lease commenced on August 14, 2006 and terminates on December 31, 2016. The office space under this new lease will undergo renovations for approximately six months. During the renovation period, the Company recorded rent expense for both the new and existing office space of approximately $1.5 million in the third quarter of fiscal 2007, $1.5 million in the fourth quarter of fiscal 2007 and $1.4 million in the first quarter of fiscal 2008.

In the second quarter of fiscal 2008, the Company plans to occupy the new office space and vacate the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company incurred a facilities consolidation charge of $2.5 million. If actual facts and circumstances prove to be materially different than those of which we are aware today, management’s estimates could materially change.

Note 8. Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	July 31, 2006	January 31, 2006
License fees	$11,916	$16,133
Services	343,998	362,990

Total deferred revenues	$355,914	$379,123

Deferred services revenues include customer support and maintenance, consulting and education. The composition of deferred services revenues are predominantly customer support and maintenance revenues. Deferred customer support and maintenance revenues are recognized over the term of the contract. Deferred license and consulting and education revenues normally result from billings invoiced before revenue recognition requirements have been met.

Note 9. Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	July 31, 2006	January 31, 2006
Current portion of notes payable and other obligations	$421	$218

Convertible subordinated notes	$255,250	$465,250

Other long-term obligations	$11,320	$11,105
Capital lease	1,196	1,283
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$227,516	$227,388

Other long-term obligations include an accrual of $6.8 million related to the facilities consolidation.

Notes payable and other obligations consist of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	July 31, 2006
	Capital leases	Other obligations
Six months ending January 31, 2007	$105	$633
Fiscal year ending January 31, 2008	211	3,883
Fiscal year ending January 31, 2009	211	2,590
Fiscal year ending January 31, 2010	211	2,013
Fiscal year ending January 31, 2011	211	2,015
Thereafter	734	436

Total minimum lease payments and total other obligations	1,683	$11,570

Amounts representing interest on capital lease	(316)

Present value of minimum lease payments	1,367

Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,196

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

In the first six months of fiscal 2007, the Company retired $210.0 million in aggregate face value of the 2006 Notes. The remaining balance as of July 31, 2006 was $255.3 million and is classified as short-term because the debt is due within twelve months (December 2006). In the six months ended July 31, 2006, the Company recorded a net gain on the retirement of the 2006 Notes of $0.8 million. See Note 17 for additional disclosures related to the 2006 Notes subsequent to July 31, 2006.

Credit facility

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 million to repay in full and terminate the previous long term debt facility which was scheduled to mature in October 2008.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.9 percent as of July 31, 2006. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

The Credit Facility requires the Company to comply with interest, leverage and liquidity covenants. It contains other standard affirmative and negative covenants and conditions of default. See Note 17 for additional disclosures related to the Credit Facility subsequent to July 31, 2006.

Note 10. Income Taxes

The Company has provided income tax expense of $15.2 million and $13.8 million for the second quarter of fiscal 2007 and fiscal 2006, respectively. The Company has provided for income taxes for the second quarter of fiscal 2007 based on a projected effective tax rate of 33 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The second quarter of fiscal 2007 reflected one-time income tax benefits of $0.7 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years and $0.3 million relating to certain stock option exercises, resulting in an effective tax rate of 31 percent. The projected annual effective tax rate for the second quarter of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective tax rate for the second quarter of fiscal 2006 due to the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the second quarter of fiscal 2006 was 29 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

The Company has provided income tax expense of $32.1 million and $31.1 million for the six months ended July 31, 2007 and 2006, respectively. The Company has provided for income taxes for the six months ended July 31, 2007 based on a projected effective tax rate of 33 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The first six months of fiscal 2007 reflected one-time income tax benefits of $1.8 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years and $0.3 million relating to certain stock option exercises. These income tax benefits in the first six months of fiscal 2007 were partially offset by the impact of non-deductible in-process research and development associated with the Fuego acquisition resulting in an effective tax rate of 32 percent. The projected annual effective tax rate for the first six months of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective rate for the first six months of fiscal 2006 due to the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the six months ended July 31, 2005 was 29 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

Note 11. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2006	January 31, 2006
Foreign currency translation adjustments	$12,153	$5,430
Unrealized loss on available-for-sale investments	(1,256)	(2,302)

Total accumulated other comprehensive income	$10,897	$3,128

Note 12. Treasury Stock

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”). In the six months ended July 31, 2006, no shares were repurchased leaving approximately $121.7 million of the approval limit available for share repurchases under the Share Repurchase Program. Repurchases are a function of market opportunities based on certain price and volume parameters. No purchases were made in the six months ended July 31, 2006 or through the date of this filing due to the stock option review.

Note 13. Minority Interest in Equity Investments

In the six months ended July 31, 2006, the Company recognized $11.0 million of net gains on the disposal of two minority interests in equity investments. The first disposal was of shares of a privately held company that went public in February 2006 and resulted in a $2.7 million gain. The second disposal of a minority interest in an equity investment was a privately held company acquired by a third party in March 2006, which resulted in an $8.3 million net gain.

Note 14. Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Numerator:
Numerator for basic net income per share:
Net income	$34,016	$34,089	$69,110	$76,588

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	393,200	391,370	390,600	393,460
Weighted average shares subject to repurchase and shares held in escrow	—	(620)	—	(495)

Denominator for basic net income per share, weighted average shares outstanding	393,200	390,750	390,600	392,965
Weighted average dilutive potential common shares
Options and shares subject to repurchase and shares held in escrow	15,280	7,870	15,230	7,615

Denominator for diluted net income per share	408,480	398,620	405,830	400,580

Basic net income per share	$0.09	$0.09	$0.18	$0.19

Diluted net income per share	$0.08	$0.09	$0.17	$0.19

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The computation of diluted net income per share for the three months ended July 31, 2006 and 2005 excludes the impact of options to purchase 20.4 million and 44.8 million shares of common stock, respectively, as such impact would be anti-dilutive. The computation of diluted net income per share for the six months ended July 31, 2006 and 2005 excludes the impact of options to purchase 19.2 million and 53.4 million shares of common stock, respectively, as such impact would be anti-dilutive.

The computation of diluted net income per share for the three and six months ended July 31, 2006 and 2005 also excludes the conversion of the 2006 Notes which are convertible into 7.4 and 15.9 million shares of common stock at July 31, 2006 and 2005, respectively, as such impact would be anti-dilutive. These options and 2006 Notes could be dilutive in the future.

Note 15. Related Party Transactions

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on BEA’s Board of Directors. The total revenues recognized by the Company from such customers in the six months ended July 31, 2006 and 2005 were insignificant.

Note 16. Commitments and Contingencies

Litigation and Other Claims

The Company and its subsidiary Plumtree Software, Inc. (“Plumtree”) are involved in a patent infringement lawsuit against Datamize, LLC (“Datamize”) in the U.S. District Court for the Northern District of California. In July 2004, Plumtree sued Datamize for declaratory judgment that certain U.S. Patents are invalid and not infringed. In January 2007, Datamize answered Plumtree’s complaint and counterclaimed for infringement. In July 2007 the parties were realigned so that Datamize is the plaintiff, and BEA was added to the case as a defendant. The Court issued its claim construction order on August 7, 2007. Trial is set for August 18, 2008. Plumtree and the Company intend to vigorously pursue their claim for declaratory relief and vigorously defend against Datamize’s allegations of infringement. It is not known when or on what basis the matter will be resolved.

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al. was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

In the Keitel Action, plaintiffs sought an injunction against completion of the merger. That motion was denied and the case has now been stayed. In the Globis Action, plaintiff filed an amended complaint on October 22, 2005, which the Company moved to dismiss on October 6, 2006. Plumtree and the individual defendants moved to dismiss the amended complaint on the same date. On December 8, 2006, plaintiff moved for leave to file a second amended complaint. On January 4, 2007, parties stipulated to permit plaintiff to file the second amended complaint. It was filed on January 16, 2007. Defendants moved to dismiss the second amended complaint on February 5, 2007. The briefing on the motions has been completed. Currently, the parties are waiting for the Court to set a date for the hearing. There can be no assurance that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed all liabilities of Plumtree resulting from the litigation.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. In addition, the current complaint includes a claim purportedly on behalf of a class of BEA shareholders arising out of Oracle’s unsolicited acquisition proposal, claiming that members of our Board of Directors breached their fiduciary duties in response to the proposal. It is not known when or on what basis the action will be resolved.

In addition, on August 25, 2006, another shareholder derivative action was filed in the Superior Court for the County of Santa Clara. The court granted a motion to stay that action in deference to the actions filed previously in federal court. It is not known when or on what basis the action will be resolved.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. On October 25, 2007, the complaint was amended to assert a purported class action claim alleging that the Company’s directors breached their fiduciary duties by failing to fully inform themselves of the Company’s true value prior to rejecting Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. Plaintiffs seek an order requiring the director defendants to implement a procedure or process to determine the Company’s true value and obtain the highest possible price for shareholders. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Freedman v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Freedman Action”). The complaint names the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire us for $17.00 per share. The complaint seeks injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Blaz v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Blaz Action”). The complaint names the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Gross v. BEA Systems, Inc. et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Gross Action”). The complaint names the Company, eight of its directors, and certain unnamed “John Doe” parties as defendants, alleging that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Ellman v. Chuang et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Ellman Action”). The complaint names nine of the Company’s directors as defendants and the Company as a nominal defendant, alleging that the directors breached their fiduciary duties by failing to adequately consider Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. In addition, the complaint asserts a derivative cause of action against the director defendants, ostensibly on behalf of and for the benefit of the Company, again alleging that the director defendants breached their fiduciary duties by failing to adequately consider Oracle’s proposal. The complaint seeks injunctive relief, including an order requiring the Company’s directors to respond reasonably to offers that are in the best interests of shareholders, a prohibition on entry into any contractual provisions designed to impede the maximization of shareholder value, and an order restraining the defendants from adopting or using any defensive measures against a potential acquiror. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

A shareholder class action lawsuit titled Zwick v. BEA Systems, Inc. et al. may be filed in the Superior Court of the State of California for the County of Santa Clara (the “Zwick Action”). The complaint names the Company, eight of its current directors, and certain unnamed “John Doe” parties as defendants. The complaint alleges that the director defendants breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. Plaintiffs indicated their intention to file this suit on October 26, 2007, but as of October 27, 2007, the Company has no confirmation that the suit has in fact been filed. If the suit is filed, the Company will defend the case vigorously. There can be no assurance, however, that we will be successful in our defense of this potential action. It is not known when or on what basis the action will be resolved.

On October 26, 2007, a lawsuit titled High River Ltd. P’Ship et al. v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “High River Action”). The action was brought by High River Ltd. Partnership and certain affiliated parties who purport to collectively beneficially own almost 14 percent of the Company’s stock. The complaint seeks, pursuant to Del. C. § 211, to compel the Company to hold an annual meeting on or before November 30, 2007, and to enjoin the Company from taking certain actions pending the next annual meeting. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of July 31, 2006 or January 31, 2006. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of July 31, 2006.

We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We cannot predict the outcome of lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits.

Note 17. Subsequent Events

Acquisition

On August 22, 2006, BEA acquired Flashline, Inc, a privately-held software company located in Cleveland, Ohio, for a purchase price of $43.3 million in cash plus amounts for certain retention and performance bonuses. Flashline’s software asset portfolio management solutions provide enterprise-wide visibility into an organization’s software assets. The portfolio of Flashline products will become part of the BEA AcquaLogic product family. The Flashline repository will serve as the basis for providing a more unified environment for SOA across the BEA product portfolio.

Convertible subordinated notes

On September 25, 2006, the Company deposited $260.4 million in a trust under the Indenture governing the 2006 Notes. In accordance with the Indenture, this deposit is an amount of cash sufficient to pay and discharge the entire indebtedness on the 2006 Notes for the principal and accrued interest to the date of maturity. Interest accrued for the Company on the deposited amount until the 2006 Notes matured on December 15, 2006.

On December 15, 2006, the 2006 Notes matured and the principal and the accrued interest were paid off with the trust funds deposited with the trustee under the Indenture governing the 2006 Notes.

Credit facility

Because the Company did not file its second quarter Form 10-Q on September 11, 2006, the Company applied for a covenant waiver.

On October 6, 2006, December 8, 2006, March 9, 2007, July 9, 2007 and October 9, 2007, the Company the Company was granted Waiver, No. 1, Waiver No. 2, Waiver No. 3, Waiver No. 4 and Waiver No. 5, respectively that waived compliance by the Company with the requirements of the Credit Agreement to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007. Waiver No. 5 (the “Waiver”) to the Credit Agreement dated as of July 31, 2006 among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”). Pursuant to the Waiver, the required lenders under the Credit Agreement waived compliance by the Company with the requirements of the Credit Agreement to deliver financial statements and compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007, and the fiscal year ended January 31, 2007. The waiver was granted for the period (the “Waiver Period”) commencing on the date of the Waiver through the earlier to occur of (i) January 9, 2008, (ii) the date of delivery to the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which, in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

In addition, pursuant to the Waiver, the commitments of the lenders to make loans, and of the issuing bank to issue, amend, renew or extend any letter of credit, is suspended until the date of delivery to the administrative agent and the lenders of (i) ratification and reaffirmation of the Previous Financial Statements or modified or restated versions of the Previous Financial Statements which, in the reasonable opinion of the required lenders, do not materially adversely deviate from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (ii) the financial statements and compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007 (if then due at the time the reporting default is otherwise cured), and the fiscal year ended January 31, 2007.

The Credit Agreement permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Agreement remains in effect.

Treasury Stock

In May 2007, the Board of Directors approved additional stock repurchases under the Share Repurchase Program of $500 million.

Purchase and Sale Agreement

On February 22, 2007, the Company entered into a Purchase and Sale Agreement (the “Building Agreement”) with the Sobrato Family Foundation and Sobrato-Sobrato Investments (collectively, “Sobrato”), pursuant to which the Company agreed to purchase a 17-story building and parking facilities located at 488 Almaden Boulevard, San Jose, California from Sobrato for $135.0 million. This facility is intended to be our new corporate headquarters. We delivered a $10 million deposit to Sobrato on March 1, 2007 and paid the $125.0 million balance of the purchase price on April 2, 2007, in accordance with the terms and subject to typical conditions contained in the Building Agreement, including the delivery of deeds, title insurance and payment of closing costs.

Land Purchase and Sale Agreement

On February 26, 2007, the Company entered into a Land Purchase and Sale Agreement (the “Land Agreement”) with Tishman Speyer Development Corporation (“Tishman”), pursuant to which the Company agreed to sell the San Jose Land to Tishman for $108.0 million. Under the terms of the Land Agreement, on February 27, 2007 Tishman delivered into escrow a non-refundable deposit in the amount of $15.0 million, and on March 29, 2007 the $93.0 million balance of the purchase price, in accordance with the terms and subject to typical conditions contained in the Land Agreement, including the delivery of deeds, title insurance and payment of closing costs.

Status of NASDAQ Listing

On August 17, 2007, the Company received a letter from the Board of Directors of the NASDAQ Stock Market LLC (the “NASDAQ Board”) informing the Company that the NASDAQ Board has called for review the July 9, 2007 decision of the NASDAQ Listing and Hearing Review Council (the “Listing Council”), and determined to stay, pending further review by the NASDAQ Board, the Listing Council’s decision to suspend the Company’s common stock from trading on The NASDAQ Global Select Market. The Listing Council had previously determined to suspend the Company’s securities from trading on August 23, 2007 if the Company did not file its delayed quarterly and annual reports with the Securities and Exchange Commission by August 21, 2007. On September 14, 2007, the Company received a letter from the NASDAQ Board informing the Company that the NASDAQ Board had determined to grant the Company until November 14, 2007 to file all delinquent periodic reports necessary for the Company to regain compliance with its NASDAQ filing requirements. On November 9, 2007 the Company received a letter from the Nasdaq Board informing the Company that the Nasdaq Board had determined to grant the Company until January 9, 2008 to file all delinquent reports necessary for the Company to regain compliance with its Nasdaq filing requirements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2006, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, without limitation, statements related to:

•	fluctuation of revenues and operating results, including as a result of seasonality;

•	the effect of volatility of licensing revenues on our ability to accurately forecast revenues, expenses and operating results;

•	the effect of the length of our sales cycle on our revenues;

•	the restructuring of our sales force, our sales through distribution channels and the resulting effect on our margins and revenues;

•	our competition and technology, market and industry conditions and our need to adapt to such conditions;

•	the dependence of our growth on the implementation and introduction of our new product initiatives in AquaLogic, BPM and SOA and our WebLogic Communications Platform and WebLogic RFID;

•	protection of our intellectual property rights;

•	defense against potential intellectual property claims against us and our exposure to litigation if our products contain software defects;

•	the effect of our relationships with third-party vendors on the supply of our products;

•	risks attendant to conducting international operations;

•	the effect of changes in accounting regulations on our revenue and profits;

•	the effect of changes in taxes we owe on our profitability;

•	our inability to manage growth;

•	the importance of hiring and retaining key personnel;

•	the integration of our past and future acquisitions;

•	risks in connection with Plumtree’s government contracts and their effect on our results of operations;

•	the effect of U.S. military activity and terrorism on our revenues and operations;

•	the effect of government review of our income and payroll tax returns or changes in our effective tax rates on our operating results;

•	the effect of the incorrect accounting for our stock options on our financial results;

•	the time and expense incurred by our review of and financial restatement in connection with our historical stock option practices;

•	non-compliance with SEC reporting and NASDAQ listing requirements;

•	litigation relating to our historical stock option grant practices;

•	effective internal controls over financial reporting;

•	compliance with corporate governance requirements;

•	the difficulty of obtaining director and officer insurance coverage due to the results of our stock option review;

•	the impact on our business and stock price of any potential acquisition or other transaction involving us;

•	any potential acquisition or other transaction involving us and actions by activist investors related thereto;

•	the impact of the uncertainty of our future in light of potential acquisitions, especially with respect to our customer and our employees;

•	litigation relating to any potential acquisition or other transactions involving us;

•	future amortization of acquired intangible assets;

•	facilities consolidation charges, for estimated future lease commitments on excess facilities;

•	future stock repurchases under our stock repurchase program;

•	seasonality of orders and sales in the first quarter of a fiscal year;

•

the development of an expanded product set for SOA service infrastructure through expansion in our messaging, portal infrastructure, data integration, security, Web services management and other technologies;

•	our ability to attract Chief Information Officers to choose our products as the architectural foundation of SOA projects to be implemented over a sustained period of time;

•	the trend toward increased high dollar transactions;

•	the expectation that future payments of facilities consolidation charges will not significantly impact our liquidity due to our strong cash position;

•	the realizability of deferred tax assets;

•	our belief that our tax positions are consistent with the tax laws in the jurisdictions in which we conduct business;

•	our intention to provide customers with improved enterprise productivity as a result of the Plumtree acquisition;

•	that we do not anticipate paying any cash dividends in the foreseeable future;

•	unrecognized compensation costs related to stock options, restricted stock and the ESPP;

•	anticipation of additional restructuring charges related to the pre-merger Plumtree organization;

•	our expectation to fully utilize $8.6 million of lease termination costs by 2012;

•	our belief that the amount of liability associated with our current legal proceedings will not materially affect the Company’s financial position;

•	our acquisition strategy to use cash or stock or purchase development teams or technologies to add features or products that complement or expand our products;

•	our belief that the cost of license fees may increase in absolute dollars in fiscal 2007;

•	the requirement that we must maintain certain covenants, including liquidity, leverage and profitability ratios associates with our long term debt facility;

•	significant cash and/or financing resources needed for the construction of office facilities and the adequacy of our facilities;

•	the estimate and fluctuation of interest payments;

•	sufficiency of existing cash;

•	fluctuation of revenues and operating results;

•

our future growth is expected to be achieved through the implementation and introduction of our new product initiatives in AquaLogic, BPM and SOA and our WebLogic Communications Platform and WebLogic RFID;

•	the continuation of certain products accounting for a majority of revenue;

•	the dependence on continued expansion of international operations;

•	our initiative to recruit and train a large number of consultants employed by SIs and to embed our technology in products that our ISV customers offer;

•	the need to expand our relationships with third parties in order to support license revenue growth;

•	the dependence on our ability to attract and retain qualified sales, technical and support personnel;

•	the intention to expand our global organization;

•	continued adoption of Java technologies;

•	the dependence on continued growth in the use of the Web to run software applications;

•	the intention to make additional acquisitions in the future;

•	the effects of accounting standards;

•	significant accounting charges as a result of expensing stock option grants and awards under FAS 123(R);

•	the dependence on our proprietary technology;

•	the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure;

•	the update of our management information systems to integrate financial and other reporting;

•	the development and roll out of information technology initiatives;

•	the dependence on future performance to meet our debt service obligations;

•

the requirement of substantial amounts of cash to fund scheduled payments of principal and interest on our indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements;

•	our recognition of Fuego and Plumtree support contracts over their respective renewal periods;

•

our focus to expand our product set by expanding our existing application infrastructure products and service infrastructure products and broadening our application infrastructure products into targeted emerging use cases;

•	our strategy to continue to grow our business through acquisitions;

•	the termination of Plumtree employees;

•	the inherent volatility of transactions greater than $1 million; and

•	our initiative to further establish and expand relationships with our distributors.

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

Overview

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, and in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

BEA® Systems, Inc. (referred to as “we”, “us”, “BEA” or the “Company”) is a world leader in enterprise infrastructure software. Our BEA WebLogic® Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to help lower operational costs by automating processes, and to help automate relationships with suppliers and distributors. BEA offers three major product families – Tuxedo, WebLogic and AquaLogic. BEA Tuxedo ™ is a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. The BEA WebLogic Enterprise Platform ™ consists of BEA WebLogic Server ™ , the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration ™ , a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal ™ , an infrastructure for building and deploying robust personalized enterprise portals; BEA WebLogic Workshop ™ , a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; and BEA WebLogic JRockit ™ JVM, a server-centric Java Virtual Machine (“JVM”). The BEA WebLogic Communications Platform ™ is the first converged IT and telecom platform, providing full-service lifecycle capabilities in a carrier class environment, and consists of BEA WebLogic SIP Server ™ , the industry’s only integrated J2EE -SIP-IMS application server, and BEA WebLogic Network Gatekeeper ™ , a carrier-grade, industry standards-based platform for automated partner management, policy-based network protection, and application access control. BEA AquaLogic ™ consists of BEA AquaLogic Service Bus ™ , a service infrastructure solution that converges the integration capabilities of an enterprise service bus with service management; BEA AquaLogic Service Registry, a service registration solution that enables discovery and access to Web services; BEA AquaLogic Data Services Platform ™ , a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA AquaLogic Enterprise Security ™ , an application security infrastructure solution; BEA AquaLogic User Interaction, an infrastructure for composite applications that span multiple heterogeneous systems; and BEA AquaLogic Business Service Interaction, a suite for creating, executing and optimizing business processes. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”), value-added resellers (“VARs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

Seasonality. Typically, our first fiscal quarter license revenues are significantly lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a fiscal year. In addition, many of our customers begin a new fiscal year on January 1, and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue. Our cash flows and deferred revenue balances also tend to fluctuate seasonally based in part on the seasonality of our license business.

Due to the seasonality of license revenue, a greater than proportional amount of our customer support and maintenance contracts are renewed in the fourth quarter, which leads to a significant increase in deferred customer support and maintenance revenue in the fourth quarter. The recognition of this deferred revenue occurs over the following four quarters and consequently deferred revenue generally declines in the first three quarters of the next fiscal year. Due to the significant increase in deferred customer support and maintenance revenue balance in the fourth quarter, there is a greater than proportional cash collection of the respective receivables that occurs in the fourth quarter and the first quarter of the following fiscal year. Consequently operating cash flow is seasonally strong in the fourth quarter and first quarter and weaker in the second and third quarters of a fiscal year.

Investment in Products. Our strategic focus is expanding our product set in three main categories—(1) expanding and refreshing our existing application infrastructure products, (2) expanding our service infrastructure products and (3) broadening our application infrastructure products into targeted emerging use cases.

Expanding and Refreshing Application Infrastructure. We have historically offered products that act as a platform for a new enterprise application, which we refer to as “application infrastructure.” New versions of our Tuxedo and WebLogic application infrastructure products are under development. We have already released new versions of Tuxedo and WebLogic Server, focused on improving performance, support for Web services and Service-Oriented Architecture (“SOA”), and post-deployment monitoring and management. New versions of WebLogic Server and WebLogic Portal are currently in public beta programs, and new versions of WebLogic Integration and WebLogic Platform are in development for later release.

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

Investment in Expansion of Application Infrastructure Products. In the fourth quarter of fiscal 2005, we announced a set of products to provide an infrastructure for telecommunications to provide voice, video and data services over internet protocol, known as VOIP and SOIP. Sales to telecommunications companies have historically represented our largest vertical market, generally accounting for more than 20 percent of our annual license revenues over the last few fiscal years. However, these companies have generally used our software as a platform for operational and business support applications, such as applications used in the billing and provisioning of their services. Our products for the voice, video and data services over IP market are designed to act as the platform for the service itself, expanding our addressable market within the telecommunications industry. We address this market with the BEA WebLogic Communications Platform, which consists of the BEA WebLogic SIP Server, released in the fourth quarter of fiscal 2005, and the BEA WebLogic Network Gatekeeper, released in the first quarter of fiscal 2006. Our initial sales efforts are focused on telecommunications and network equipment providers included in our enterprise account program. Selling products for the voice, video and data services over IP markets requires us to sell to the network groups inside these customers, when our relationships with these customers have generally been with the information technology groups. There can be no assurance that we will be able to expand our relationships to the network groups inside our customers, that our product will be accepted for use in their VOIP and SOIP projects, or that VOIP and SOIP projects will be undertaken in the near term. In addition, BEA has released new application infrastructure products such as the WebLogic RFID product family, for radio-frequency identification (“RFID”), and WebLogic Real-Time Edition, for low-latency use cases. There can be no assurance that the market for these products will develop, that customers will accept our products, or that our sales force will be successful in selling and marketing these products.

Acquisitions. Throughout our history, we have acquired product lines, development teams, distributors and companies to expand our business. Our strategy is to continue to grow our business through acquisitions. Our acquisition strategy is focused primarily on using cash or stock to purchase development teams or technologies to add features or products that complement or expand our products.

Background of the Stock Option Review, Findings and Restatement of Consolidated Financial Statements

Independent Review Overview

On August 14, 2006, the Audit Committee of the Board of Directors of the Company recommended to the Board, and the Board agreed, that the Audit Committee retain independent counsel to assist with a thorough review of the Company’s historical stock option grant practices (“Independent Review”). The Audit Committee conducted the Independent Review with the assistance of independent legal counsel Simpson Thacher & Bartlett LLP (“Simpson Thacher”) and forensic accountants Navigant Consulting, Inc. (“Navigant”), collectively the (“Review Firms”). The Independent Review, which commenced in August 2006 and encompassed all of the Company’s stock option grants from January 1996 through June 2006 (“Review Period”), excluding stock options acquired as part of business combinations, consisted of a review of the Company’s historic stock option granting practices, including a review of whether we used appropriate measurement dates, and, therefore, correctly accounted for stock option grants made under our equity award programs.

Scope and Findings of the Independent Review

The Independent Review encompassed the period January 1996 through June 2006 and covered all stock options granted by the Company, excluding stock options assumed as part of business combinations. The Company determined that stock options assumed in acquisitions and included in the determination of the purchase price were measured at the fair value of the stock options on the date specified in EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination and compensation cost was measured when the acquisition closed.

As part of the Independent Review, the Review Firms examined various and extensive data and documentation, including, but not limited to:

•

More than 4.5 million pages of hardcopy and electronic documents, including documents from approximately 30 custodians, as well as Company records from the Human Resources Department, Stock Administration Department, Finance Department, and Legal Department;

•	Actions by Unanimous Written Consent related to the Company’s stock options (“UWCs”) and other granting actions from approximately January 1996 through June 2006;

•	Board meeting minutes and related materials from approximately January 1996 through June 2006;

•	Audit Committee meeting minutes and related materials from approximately August 1997 through June 2006;

•	Compensation Committee meeting minutes and related materials from approximately March 1998 through June 2006;

•	Over 1,200 employee separation agreements from approximately April 1997 through June 2006;

•	The Company’s E*Trade Equity Edge™ Stock Administration database (“Equity Edge”), as of October 2006;

•	Reports generated from the Peoplesoft Enterprise Resource Planning application (“Peoplesoft ERP”);

•	The Company’s publicly filed 10-Ks, 10-Qs, Proxy Statements, Form 4s, Form 5s, as well as 8-Ks relating to the Company’s stock options, from approximately April 1997 to June 2006.

In addition, Simpson Thacher interviewed certain individuals that were part of the option granting process for the time period under review, including current and former Section 16 officers, Directors, rank-and-file employees and outside advisors. With one exception, Simpson Thacher was able to interview all of the individuals that they had sought to interview as part of the Independent Review. One former employee, a stock administration staff member who voluntarily left the Company before the commencement of the Independent Review, declined to be interviewed.

Statistical analyses were utilized to determine if grants had been made at or near monthly lows, or if specific grants had unusual positive returns that were preceded by unusual price decreases (“V flag”). The first analysis included 319 grant dates from April 11, 1997 through December 31, 2002. Of the 319 grant dates analyzed, 36 received a V flag. In addition, 28 grant dates were at monthly lows, including 11 of the 36 grant dates that received a V flag. The monthly lows and the V flags included grants to rank-and-file employees and Section 16 officers. Assuming the grant dates were selected randomly, the probability of 36 grant dates having a V flag is less than 1%, and the probability of 28 grant dates being at a monthly low is also less than 1%.

The second analysis focused on a subset of the first analysis and included nine grant dates where a UWC was used to grant stock options to the Chief Executive Officer’s (“CEO”) and either the former or current CEO was the sole signatory on the UWC (the grant dates ranged from March 1998 to July 2002). Of the nine grant dates analyzed, 4 received a V flag. Three of those four grant dates as well as two additional grant dates (five in total) were at monthly lows. Assuming the grant dates were selected randomly, the probability of four grant dates having a V flag is less than 1%, and the probability of five grant dates being at a monthly low is less than 1%.

The third analysis focused on grant dates outside of the Company’s pre-determined grant date cycle subsequent to February 5, 2003. Seven grant dates were analyzed, of which one grant date received a V flag and no grant dates were at monthly lows. The result of this third analysis was not statistically significant.

These results, in conjunction with the initial document review, supported the Independent Review’s determination that a sample population of the grants could not be relied upon and instead a review of all grants would be necessary.

In addition, the results of the statistical analysis, in conjunction with emails and interviews, were consistent with the notion that some grant dates appeared to have been chosen with the benefit of hindsight.

The principal findings of the Independent Review as publicly disclosed on February 14, 2007, and as updated through the date of this filing, are as follows:

•

Most options granted from April 1997 to June 2006 were approved via UWCs. The Company used the effective date on the UWC as the grant date, and as per the Company’s stock option plans used the closing price of the trading day immediately prior to the grant date as the exercise price for the options. During that time period, the majority of grants were not final as of the effective date stated on the face of the UWC. As a result, the grant date recorded by the Company was not the appropriate accounting measurement date, resulting in compensation expense that, in most instances, was not recorded;

•

With respect to a number of grants, most made on or prior to February 5, 2003 when certain structural changes were made to the stock option granting process, some members of senior management appear to have chosen grant dates with the benefit of hindsight. These grants were approved by CEO execution of UWCs. The UWC approving such grants reflects the chosen date of the grant rather than the date of the approval. As a result, the grant date recorded by the Company was not the appropriate accounting measurement date, resulting in compensation expense that, in most instances, was not recorded;

•

Prior to November 2004, administrative errors prevented some stock option grants from being approved in a timely fashion. These errors were subsequently remedied by providing the affected employees with grants effective as of the date the grant would have occurred had no errors been made. The grants were either made in a subsequent UWC or Board Resolution with an earlier “effective date” or by amendment to a prior UWC or Board Resolution. The appropriate accounting measurement date for these delayed grants was the date the grants were actually approved, not the earlier date. Recording the appropriate accounting measurement date in the majority of instances would have resulted in compensation expense, and in these instances the Company failed to record the required expense;

•

In certain instances, employees were permitted to begin a leave of absence (“LOA”) upon being hired, allowing the employees to receive a stock option grant and specific exercise price as of their hire date without providing service during the LOA. In these instances, generally accepted accounting principles (“GAAP”) requires compensation cost to be measured when the employee begins to provide service; however, the Company failed to do so and, as a result, failed to record the required expense;

•

For much of the period under review, departing employees frequently were given LOAs, separation agreements or termination agreements in lieu of or in addition to severance payments. For certain of these termination arrangements, it appears the purpose was to provide the employees extended option vesting and exercising privileges without requiring the grantee to provide any substantive future service. Under GAAP, such agreements constitute modifications to the original option grants and compensation expense must be re-measured. The Company failed to re-measure the compensation cost resulting from these options and to record the required compensation expense;

•

Certain employees were granted options that were later modified, or cancelled and thereafter reissued at a lower price. For a few of these grants, the purpose appears to have been to give the grantee a lower exercise price. Under GAAP this is a re-pricing that requires compensation expense to be recognized and, if it qualifies for variable accounting treatment (which would be the case for all re-pricings after the effective date of FASB Interpretation 44 Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”)), to be adjusted quarterly for as long as the re-priced option remains outstanding. In these instances, the Company failed to record this expense;

•	The actions described in the categories listed above were applicable broadly across the Company’s employee base; and

•

In some instances, grants were given to Section 16 officers on the approval of the CEO but without the approval of the Compensation Committee, as required by the Company’s stock option plan and Compensation Committee charter. The failure to have the Compensation Committee approve these grants did not result in an accounting consequence. The Board has now ratified these grants.

Stock Option Grant Analysis

The Company has organized its stock option grants into categories based on grant type and the process by which the grant was finalized. All option amounts and stock prices are adjusted for two 2:1 stock splits. The Company analyzed the evidence from the Audit Committee’s Independent Review related to each category including, but not limited to, physical documents, electronic documents, underlying electronic data about documents and witness interviews. In addition, all non-acquisition stock option grants in Equity Edge were compared with the corresponding authorizing documents. Based on the relevant facts and circumstances, the Company applied the applicable accounting standards in effect at that time to determine, for every grant within each category, the proper measurement date. If the measurement date was not the recorded grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

From January 1996, the beginning of the Review Period, through April 10, 1997, the day before the Company’s initial public offering (“IPO”), the Company made 763 grants totaling 28.1 million stock options on 21 authorizing documents. The Company concluded that the “cheap stock” charge recognized by the Company at the time of the IPO was an appropriate measurement of compensation expense related to pre-IPO options.

From April 11, 1997 through May 31, 2006, the Company made 37,817 grants totaling 194.7 million stock options on 312 authorizing documents. Based on the results of the Independent Review, the Company concluded that 35,449 individual grants totaling 174.8 million stock options to the Company’s rank-and-file employees, Section 16 officers, and Directors, or 93.7% of all grants in this period, required new measurement dates. Of the 35,449 grants with new measurement dates, the market value of the shares underlying 27,087, or 76.4%, grants on the new measurement dates was higher than the market value of the shares on the originally designated grant date, and thus gave rise to an aggregate incremental intrinsic value charge under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). For the remaining 8,362 grants, the market value on the new measurement date was lower than the historical market value and there was no accounting impact. Of the 35,449 stock option grants requiring new measurement dates, 1,323 grants should also have been subject to variable accounting.

In June 2006, the Company made 149 grants totaling 1.1 million stock options on three authorizing documents. The Independent Review included these grants within the scope of its review. The Company concluded that due to changes in the Company’s processes beginning June 2006, these grants were properly accounted for.

Since the Company concluded that stock option grants in the time periods of January 1996 through April 10, 1997 and periods subsequent to May 31, 2006 were properly accounted for, the Company has focused its analysis on the time period from April 11, 1997 through May 31, 2006. The Company separated its stock option grant analysis, for those grants between April 11, 1997 and May 31, 2006, into two distinct time periods based on the processes that the Company had in place during those time periods, as follows.

Stock Option Grants from April 11, 1997 through February 5, 2003. During this period, the number of Company employees grew from approximately 600 to almost 3,100. To support this rapid growth and to achieve its recruiting and retention objectives, the Company relied heavily on its equity award programs as a recruiting and retention tool. The Company’s practice was to grant stock options to almost all full-time employees worldwide in connection with their joining the Company. Furthermore, employees generally received additional option grants over the course of their employment.

From April 11, 1997 through February 5, 2003, the Company utilized 208 authorizing documents granting 22,785 individual grants for an aggregate of 134.9 million stock options. Included in these figures are 44 individual grants covering 533,601 stock options made during this period for which the Company found no authorizing document (although the grants are reflected in Equity Edge). The Company has fulfilled its obligation for those grants that were exercised, and the Company has an obligation to fulfill for those grants that have not yet been exercised. In addition, the Board has now ratified these grants for which no authorizing document was found. The Company has concluded that of the 22,785 aforementioned individual grants totaling 134.9 million stock options to the Company’s rank-and-file employees, Section 16 officers, and Directors, 22,218 individual grants totaling 125.0 million stock options required new measurement dates; the remaining 567 grants, all of which were granted on Exhibit As (as described below) did not require new measurement dates.

The Company’s primary method for granting stock options was by UWC executed by the CEO, and a secondary method was by means of a schedule, known as an Exhibit A (“Exhibit A”), presented and approved at Board meetings. Unless otherwise indicated on an authorizing document, the Company measured compensation cost based on the printed or typewritten effective date on the UWC or the Board meeting date for Exhibit As.

On June 9, 1997, the Board delegated to Mr. William Coleman, the Company’s Chairman of the Board and CEO from inception of the Company through October 1, 2001 (“Mr. Coleman”), the authority to grant stock options to employees. The date of the first UWC Mr. Coleman approved under this delegation was June 26, 1997. From January 1, 1996, and prior to the June 26, 1997 UWC, stock options were granted primarily via Board Resolution with Exhibit As. Though the Board had delegated authority to the CEO on June 9, 1997, the Company continued to execute grants that were in proximity to Board meetings by obtaining approval of the Board. On October 2, 2001, Mr. Alfred Chuang (“Mr. Chuang”) succeeded Mr. Coleman as CEO and assumed authority to approve grants by UWC.

Once prepared by an human resources representative, a UWC, which included details of individuals and the number of stock options for each individual, was typically hand delivered to the CEO for approval and his signature. There was no electronic signature process during this time. Additionally, on a majority of UWCs, the former CEO did not date his signature. In those cases where the CEO did date his signature, various facts and circumstances indicate the unreliability of these signature dates. Further evidence suggests that some UWCs were not presented to the CEO for signature until after the purported effective date. During this time, there was no formal electronic archiving of authorizing documents, and electronic templates appear to have been used for multiple grants.

Though the practice of the Company was to assign an effective date to a UWC and, unless otherwise indicated, to use that date as the grant date, the Company found numerous instances of changes made to UWCs after the purported effective date. These changes were (1) to a UWC after its purported effective date but prior to its being signed, and (2) to a signed UWC. Therefore, the Company concluded that the purported effective date on a UWC could not be relied upon as definitive evidence of finality. Since the CEO signature on the majority of UWCs was not dated, and since in the few instances where the signature was dated other evidence suggests that this date was not reliable, the Company also concluded that there was not sufficient evidence to determine the date of signature of the final version of the UWCs, and it was therefore inappropriate to use the date of signature as the new measurement date.

Historically, UWCs were not prepared on a given schedule, but were issued as often as several times per week. In May 2001, the Company initiated a process of issuing a UWC on a set schedule of every other Wednesday. Though UWCs were prepared with effective dates using this set schedule, the same issues discussed in the above paragraph regarding lack of finality of the UWC as of the purported effective date continued to exist. Notwithstanding this schedule, there were 15 UWCs with effective dates other than a scheduled UWC date, of which 11 were annual company-wide merit grants or retention grants and four were new hire grants.

In addition, during this period (April 11, 1997 through February 5, 2003) the Board approved grants on Exhibit As for grants that were in proximity to Board meetings. The process was generally as follows: the Board approved by Resolution an aggregate number of options and would reference an Exhibit A. The Exhibit A was a standard inclusion in the information binders distributed before or at each Board meeting, and Exhibit As listed each individual grantee and the corresponding number of options.

Throughout this period, the Company’s stock administration function entered the option grant information for approved grants into Equity Edge. Once input to Equity Edge, notifications were sent to employees. Due to personnel turnover and a lack of extrinsic evidence, the available documentation to validate the various historical notification processes was sparse, but evidence suggests in all instances the grant notifications were subsequent to the entry of the information into Equity Edge. In addition, once input to Equity Edge, the grant data was subsequently sent to the Company’s designated broker(s) that employed online stock option tracking features. Data could only be viewed by employees using the online features for stock option tracking. For the online brokers, the data was exported to the broker through Equity Edge, and it appears that stock administration would export the data within a couple of weeks of entering the grant to Equity Edge.

Options were granted primarily to three categories of individuals: (1) rank-and-file employees, (2) Section 16 officers, and (3) Directors. The Company made grants for a variety of different reasons and primarily characterized them as (1) grants to new and existing employees, both rank-and-file employees and Section 16 officers, for new hires, promotions and other compensation adjustments, as well as grants to Directors; (2) annual merit grants; and (3) retention grants. In one instance, options were granted to an external consultant under the 1997 Stock Incentive Plan. This grant was not appropriately accounted for at the time under the applicable accounting guidance.

Administrative errors prevented some option grants from being approved in a timely fashion. These errors appear to be primarily related to grants that had not been timely processed, primarily in the period when these processes were manual. These errors were subsequently remedied by providing the impacted employees with grants effective as of the date the Company believed the grants should have been made as opposed to the effective date designated on the authorizing document. These grants were made either on a subsequent UWC or Exhibit A with a specified grant date that was different than and prior to the effective date of the UWC or Exhibit A on which the grant was included. It appears that at least one grant date of November 1, 1999, which was identified on seven subsequent UWCs and two subsequent Exhibit As, may have been chosen with the benefit of hindsight. From April 11, 1997 through February 5, 2003, the Company recorded 1,871 stock option grants, out of a total of 22,785 stock option grants, with a grant date prior to the effective date of the corresponding UWC or Exhibit A.

APB 25 defines the measurement date for determining stock-based compensation expense as the first date on which both (1) the number of shares that an individual employee is entitled to receive, and (2) the option or purchase price, are known. For grants made in this period (April 11, 1997 through February 5, 2003) for which there is reliable evidence, primarily Board or Compensation Committee approval, supporting a measurement date under APB 25, the Company used the date of reliable evidence as the new measurement date. For those grants made in this period where there is no reliable evidence supporting an earlier measurement date under APB 25, the Company has determined that the date the stock option was entered into the Company’s E*Trade Equity Edge™ stock administration database is the appropriate new measurement date. Throughout this period, the Company’s stock administration function entered the option grant information for approved grants into Equity Edge, and the median time difference between the effective date of a UWC and the subsequent entry into Equity Edge was 13 days. Using these new measurement dates, and after accounting for forfeitures, the Company has recognized incremental stock-based compensation expense of $242.8 million on a pre-tax basis over the respective options’ vesting terms.

Stock Option Grants from February 6, 2003 through May 31, 2006. During this period, the number of Company employees increased to approximately 4,000 from less than 3,100; approximately 60% of this net increase was as a result of acquisitions. Though stock options were still a key recruiting and retention tool, the volume of options granted had declined significantly as compared to the earlier period.

From February 6, 2003 through May 31, 2006, the Company utilized 104 authorizing documents awarding 15,032 individual grants for an aggregate of 59.8 million stock options. Unlike the prior period, authorizing documents were identified for all grants made during this period. The Company has concluded that of the 15,032 individual grants totaling 59.8 million stock options to the Company’s rank-and-file employees, Section 16 officers, and Directors during this period, 13,231 individual grants totaling 49.8 million stock options required new measurement dates.

In February 2003, the Company implemented a new stock option granting process, which was approved by the Compensation Committee. The new process required multiple signatures to authorize a UWC. For stock option grants to rank-and-file employees, signatures from the CEO and one Compensation Committee member were required to authorize the grants. For stock option grants to Section 16 officers and Directors, signatures from the CEO, inside counsel, and two Compensation Committee members were required to authorize the grants. During this period, the Compensation Committee was composed of either two or three members.

The new process continued the practice of issuing a UWC on every other Wednesday, although not all UWCs were finalized by the purported effective date. Notwithstanding this schedule, there were 11 UWCs with an effective date other than a scheduled UWC date, of which nine were annual company-wide merit grants or retention grants and two were new hire grants. Even though the new process required UWCs to be approved by multiple signatories, the Company continued to use the printed or typewritten effective date on the UWC, not the date of the last required signature, as the grant date unless otherwise indicated on the UWC. Under the new process, the Company’s practice was that the inside counsel and the CEO signed the UWC on the same day or prior to obtaining the required signatures from the Compensation Committee members.

Administrative errors continued to prevent some option grants from being approved in a timely fashion. During this period from February 6, 2003 through May 31, 2006, the Company recorded 43 stock option grants with a grant date prior to the effective date of the corresponding UWC or Exhibit A. During this period from February 6, 2003 through May 31, 2006, the date of the last known occurrence of these administrative errors was on a UWC dated January 2005. By November, 2003, the Company had developed systemic business processes worldwide through its Peoplesoft ERP system that mitigated the occurrence of such administrative errors, as only one such instance occurred after this date.

In this period (February 6, 2003 through May 31, 2006), the Company has concluded that its receipt of the last required signature where the dated signature is determined to be reliable is the appropriate new measurement date for calculating additional stock-based compensation expense under APB 25. Using these measurement dates, and after accounting for forfeitures, the Company has recognized incremental stock-based compensation expense of $3.7 million on a pre-tax basis over the respective options’ vesting terms.

Five Measurement Date Rules. The Company has taken the position that, with respect to option grants for which the recorded measurement date was not supported by sufficient evidence of finality and therefore not accounted for properly, the appropriate new measurement date may be established in one of five ways:

(1)	When there is evidence of Board or Compensation Committee approval, the Board or Compensation Committee approval or meeting date is the new measurement date;

(2)	For the period from February 6, 2003 through May 31, 2006 when the dated signatures on a UWC are determined to be reliable, the date of last required signature on the UWC, or if the signature is not dated, the fax return date, is the new measurement date;

(3)	For the period from April 11, 1997 through February 5, 2003 when the dated signature on and purported effective date of the UWC are determined to not be reliable, the Equity Edge entry date is the new measurement date;

(4)	For the period from April 11, 1997 through February 5, 2003 when the dated signature on and purported effective date of the UWC are determined to not be reliable, but where other evidence exists to demonstrate that finality occurred prior to the Equity Edge entry date, the date of reliable grant information is the new measurement date. In this circumstance, the Company found emails, employee correspondence, and Equity Edge grant information related to 344 grants that supported the fact that these grants had been previously entered into Equity Edge and subsequently re-entered to adjust only the tax designation purposes. The Company concluded that since no other attribute of the grant was changed, the initial entry into Equity Edge, which was commensurate with the other grants on the related authorizing document, was the most appropriate new measurement date;

(5)	When the grant date is prior to the employee providing services to the Company, the first day of work is the new measurement date.

Summary of Stock-Based Compensation Recognized due to New Measurement Dates. Below is a summary of the stock-based compensation, net of forfeitures recognized by the Company by measurement date rule:

				(Amounts in thousands)
Type		Number of grants requiring new measurement date		Total Number of options	Compensation expense, net of forfeitures
April 11, 1997 through February 5, 2003
1)	Equity Edge entry date	20,754		99,559	$204,004
2)	Board approval	486		21,253	28,208
3)	Reliable evidence prior to Equity Edge entry date	344		1,288	6,946
4)	Date employee began services	9		474	3,587

	Subtotal	21,593		122,574	242,745

February 6, 2003 through May 31, 2006
5)	Last required signature on a UWC	12,533		47,164	3,727

	Total	34,126	*	169,738	$246,472

*	Does not include those grants subject to variable accounting or other adjustments described below.

In addition, below is a summary of the stock-based compensation recognized, net of forfeitures, by the Company by rank-and-file employees, Section 16 officers, and Directors:

Amounts in thousands	Year Ended January 31,
	1998	1999	2000	2001	2002
Rank-and-file employees	$143	$1,683	$6,244	$30,043	$40,093
Section 16 officers	—	76	2,881	16,805	18,964
Directors	—	—	25	430	1,142

Total Fixed Awards, net of forfeitures	$143	$1,759	$9,150	$47,278	$60,199

Amounts in thousands	Year Ended January 31,
	2003	2004	2005	2006	Total
Rank-and-file employees	$36,147	$28,259	$13,652	$7,370	$163,634
Section 16 officers	22,551	10,607	4,988	2,522	$79,394
Directors	998	630	157	62	$3,444

Total Fixed Awards, net of forfeitures	$59,696	$39,496	$18,797	$9,954	$246,472

Stock Option Grants Subject to Variable Accounting

National Insurance Contribution (“NIC”) Tax. The Company has also concluded that certain of its stock options grants are subject to variable accounting.

In May 2001, the Company modified its stock option grant agreements in the United Kingdom (“U.K.”) to transfer the Company’s National Insurance Contribution (“NIC”) tax liability to employees. In conjunction with its modified stock option agreements, the Company and its U.K. employees executed Joint Election Forms pursuant to which the parties agreed to pass the Company’s NIC tax liability to the employees, which in turn enabled the employees to obtain tax relief against their taxable income from the U.K. taxing authorities. Pursuant to applicable U.K. tax requirements, the Company did not utilize the modified stock option agreements and Joint Election Forms until it had received approval from relevant U.K. taxing authorities.

Although the Company’s stock administration function implemented the appropriate NIC tax withholding upon exercise of a U.K. employee’s stock options subject to the tax transfer, the Company’s local payroll department mistakenly reimbursed the withheld amount to each employee in a subsequent payroll cycle. The Company continued this practice through August 22, 2006. The Company has concluded that, per EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), because the Company in substance provided the employee with a cash bonus tied to the intrinsic value of the options upon exercise, the exercise price of these options was not fixed, and the Company must apply variable accounting to each stock option granted to employees in the U.K. in the period in which the Company maintained this practice. Accordingly, 1,413 grants totaling 5.0 million stock options granted from May 1, 2001 through January 31, 2006 were subject to variable accounting. The Company has recognized net incremental stock-based compensation expense of $4.3 million, net of forfeitures and adjustments to remeasure the award at intrinsic value, on a pre-tax basis through January 31, 2006.

On August 22, 2006, the Company ceased reimbursing employees for the NIC tax liability. On that date, the awards were effectively modified. However, because the Company was subject to the requirements of FAS 123(R) on that date, and because the modification reduced the fair value of the options, the modification did not have an accounting consequence.

Other Variable Awards. In addition, the Company concluded that one grant of 400,000 stock options in fiscal year 2000 to a former Section 16 officer was subject to variable accounting due to the terms and conditions of that grant. The former Section 16 officer asserted this grant as originally priced had an incorrect exercise price. Rather than re-price the stock options, the Company offered him a cash bonus payable upon exercise of the vested stock options (in effect a re-pricing under FIN 44). At the time of the agreement, the Company accrued the intrinsic value of the cash bonus and amortized the expense over the vesting period of the stock options, but did not account for the stock option grant as a variable award.

The Company has recognized net stock-based compensation expense of $3.4 million, net of forfeitures, on a pre-tax basis through the first quarter of fiscal year 2004, which is the fiscal period in which this variable award ceased based on the termination of the Section 16 officer.

Stock Option Grant Modifications Related to Current and Terminated Employees

Grant Modifications-Terminated Employees. For much of the period under review, departing employees frequently were given separation agreements, termination agreements, or leaves of absence in lieu of or in addition to severance payments. Typically, such arrangements related to the Company (1) permitting employees additional time to vest their stock options following their cessation of services to the Company; and (2) permitting employees additional time to exercise their stock options, beyond the period of time provided for such exercises under the employees’ stock option grant agreement. Such arrangements constitute modifications to the original option grants and compensation expense must be recognized in the period of the modification, which the Company did not do.

The Company analyzed the circumstances surrounding all 5,148 terminations from April 1997 through June 2006, which included the review of 1,273 termination agreements, of which eight were for Section 16 officers. The Company concluded that the terms and conditions of 975 termination agreements, eight of which were for Section 16 officers, resulted in modifications of the underlying stock options. Although these arrangements embody the terms and conditions of the termination of the employee from the Company, the Company did not have adequate business processes to ensure that the terms and conditions of such arrangements were communicated to the accounting and finance personnel for appropriate consideration. The Company has recognized incremental stock-based compensation expense related to these modifications of $98.5 million on a pre-tax basis, $44.8 million related to the eight modifications for Section 16 officers and $53.7 million related to 967 modifications for rank-and-file employees.

In addition, the Company reviewed the termination data in the Company’s Peoplesoft ERP and Equity Edge for the remaining 3,875 terminations, including the terminations of eight Section 16 officers. The Company determined that 1,223 of such terminations resulted in modifications of the underlying stock options, of which three were for Section 16 officers. The Company did not have adequate business processes to ensure that data was accurately and consistently captured and entered to its Peoplesoft ERP and Equity Edge systems such that the resulting data input did not mistakenly result in a systemic extension of either vesting or the time period to exercise upon termination.

The Company has recognized incremental stock-based compensation expense related to these modifications of $73.4 million on a pre-tax basis, $15.5 million related to the three modifications for Section 16 officers and $57.9 million related to 1,220 modifications for rank-and-file employees.

In total, the Company has recognized, and such recognition has taken place in the period of modification, incremental stock-based compensation expense associated with such modifications of $171.9 million on a pre-tax basis in the period of modification.

Grant Modifications-Active Employee. In some circumstances the Company modified grants to active employees. These modifications fall into four categories, and the total compensation expense associated with these modifications is $4.3 million, net of forfeitures, on a pre-tax basis.

In the first circumstance, employees who had properly entered a LOA were allowed to vest their stock options in circumstances where the Company’s policy did not permit such vesting. Such arrangements constitute modifications to the original option grants and compensation expense must be re-measured pursuant to FIN 44 in the period of modification, which the Company did not do. The Company has recognized incremental stock-based compensation expense associated with such modifications of $1.6 million on a pre-tax basis in the period of modification.

In the second circumstance, certain employees were (1) granted options, for five grants, that were subsequently cancelled and either immediately or shortly thereafter reissued at a lower price; (2) granted additional options, for five grants, immediately or shortly after an initial grant, at a lower price than the initial grant, and the initial grant was immediately or shortly thereafter cancelled; and (3) granted options, for 43 grants to 32 grant recipients, of which the Company concluded that 19 were modifications, that were subsequently modified through a change in price after the initial entry into Equity Edge. Under GAAP this cancellation and replacement is a re-pricing that requires compensation expense to be recognized and adjusted quarterly for as long as the re-priced option remains outstanding. The Company failed to record this expense. The Company has recognized incremental stock-based compensation expense associated with such modifications of $1.0 million, net of forfeitures, on a pre-tax basis in the period of modification.

In the third circumstance, there was one instance of a change in status of a Section 16 officer from a Director to a consultant. Upon a change of status to a consultant, compensation expense must be measured, which the Company did not do, pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services relating to options that vest during the consulting period. The Company has recognized incremental stock-based compensation expense associated with this change of status of $1.3 million, net of forfeitures, on a pre-tax basis in the period of the change in status.

In the fourth circumstance, there was one instance of a change to the vesting schedule of a rank-and-file employee. Such an arrangement constitutes a modification to the original option grants and compensation expense must be recognized over the required service period, which the Company did not do. The Company has recognized incremental stock-based compensation expense associated with such a modification of $0.4 million, net of forfeitures on a pre-tax basis commencing in the period of modification.

Employer and Employee Tax Liabilities Penalties and Interest

The Company identified numerous instances of stock options that were originally classified as incentive stock options (“ISOs”) that (1) due to the new measurement dates should have been non-qualified Stock Options (“NQSOs”) (“Reclassified”), and (2) due to termination and other modifications the unexercised stock options at modification date should have been NQSOs (“Modified”). In regards to Reclassified ISOs, a majority of the historical stock option grants that were issued as ISOs should have been NQSOs because due to the new measurement dates they were issued at a discount to fair market value (“FMV”). The difference between the FMV of the Company’s stock and the strike price on these Reclassifed stock options at exercise date should have been subject to withholdings for income and employment taxes. In regards to Modified ISOs, the unexercised portion of the ISOs that were not already Reclassified due to new measurement dates should have been NQSOs at the time upon the modification, which included allowing terminated employees to continue to vest. The difference between the FMV of the Company’s stock and the strike price on these Modified stock options at exercise date should have been subject to withholdings for income and employment taxes.

The Company performed a grant-by-grant examination of all options requiring measurement date changes and calculated the requisite employment taxes that should have been accrued upon subsequent exercise of the ISOs that should have been NQSOs. The Company concluded that the liability for (1) under-withheld employee income taxes, (2) employer and employee-borne employment taxes; and (3) all respective interest and penalties should be recorded in the period these liabilities arose as evaluated under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). However, for the fiscal years 1998 through 2003, the corresponding statute of limitations expired before the amounts were paid and therefore, the liabilities were reversed as the corresponding statute of limitations expired. The Company intends to assume the employees’ obligations for these taxes.

The total additional expense of these additional taxes, penalties, and interest, net of reversal due to the expiration of the respective statute of limitations, is $2.8 million on a pre-tax basis.

Internal Revenue Code Section 409A

Certain adjustments to the measurement dates of stock options that resulted in additional stock-based compensation expense also illuminated an additional and separate exposure for employee-borne taxes under Internal Revenue Code (“IRC”) Section 409A (“409A”). The tax is a 20% assessment on certain types of equity award income, including gains on discounted options. The state of California also assesses this tax. Because the Company’s employees were unaware of the tax at the time their options were granted and unaware that some options they received would subject them to these taxes, the Company entered into arrangements with both the U.S. Internal Revenue Service (“IRS”) and the state of California in February 2007 to discharge these obligations, on behalf of its employees, directly with the taxing authorities for all periods through December 31, 2006. The Company also paid the associated penalties and interest.

The Company concluded that the expense associated with discharging its employees’ 409A exposure for all periods through December 31, 2006 should be reflected in the Company’s first quarter of fiscal year 2008 financial statements since that is the period in which the Company made the decision to assume these obligations. The Company accrued $4.9 million on a pre-tax basis in the first quarter of fiscal year 2008 in estimation of the amount of these obligations.

In addition, the Company intends to provide its employees with the opportunity to remedy their outstanding stock options that are subject to potential penalties under 409A. The resulting financial impact will be reflected in the period in which the remedial action is finalized.

Purchase Accounting

Over the periods affected by the additional stock-based compensation expense, the Company made several business and asset acquisitions for which net deferred tax liabilities (“DTLs”) were recorded in purchase accounting for taxable temporary differences acquired and/or recorded in the purchase accounting. In connection with these acquisitions the Company was required to reduce its valuation allowance based on the DTLs recorded in the purchase accounting as they provided a source of future taxable income to recognize certain of the Company’s deferred tax assets (“DTAs”). Prior to the restatement, these reductions in the valuation allowance related entirely to excess stock option tax benefits and therefore they were accounted for with a credit directly to equity consistent with FAS No. 109, Accounting for Income Taxes (“FAS 109”), paragraphs 36(e) and 37.

The additional stock-based compensation expense recognized as a result of revised measurement dates impacted the original purchase accounting in that a significant portion of the reduction in the Company’s valuation allowance reduced in connection with the relevant acquisitions are no longer excess stock option deductions. As a result, reductions in the Company’s valuation allowance in connection with the relevant acquisitions are accounted for as part of the acquisition purchase price (i.e., reductions in goodwill and, in certain circumstances, identifiable intangible assets) rather than as the recognition of excess stock option deduction benefits accounted for directly to equity.

Therefore, the reduction in goodwill and intangible assets as a result of the additional stock-based compensation reduced the related amortization of those intangibles by $11.4 million. Those intangible assets that were adjusted were fully amortized by January 31, 2006.

Summary of Stock-Based Compensation Adjustments and Related Issues

The summary of the incremental stock-based compensation after considering forfeitures and related issues on a pre-tax and after tax basis for the fiscal years ended January 31, 1998 through 2006, and for the quarter ended April 30, 2006 is as follows:

Amounts in thousands	Year Ended January 31,
	1998	1999	2000	2001	2002
Net income (loss) as reported	$(22,912)	$(51,582)	$(19,574)	$17,082	$(35,678)
New Measurement Date Rules	143	1,759	9,150	47,278	60,199
Variable-NIC Tax	—	—	—	—	495
Variable-Other	—	—	1,724	13,925	(9,909)
Modifications-Terminated Employees	491	1,045	17,048	99,334	44,169
Modifications-Active Employees	115	26	867	1,362	389
Employment taxes	78	153	965	23,226	14,056
Purchase Accounting	—	—	—	—	—
Other	—	—	—	—	—

Increase/(Decrease) in operating expense	827	2,983	29,754	185,125	109,399

Increase/(Decrease) in tax provision	—	—	—	(25,855)	(9,052)

Net income as restated	$(23,739)	$(54,565)	$(49,328)	$(142,188)	$(136,025)

Amounts in thousands	Year Ended January 31,				Total
	2003	2004	2005	2006
Net income as reported	$83,876	$118,674	$131,056	$142,743	$363,685
New Measurement Date Rules	59,696	39,496	18,797	9,954	246,472
Variable-NIC Tax	900	2,357	(1,885)	2,468	4,335
Variable-Other	(2,336)	(43)	—	—	3,361
Modifications-Terminated Employees	4,876	2,964	1,065	928	171,920
Modifications-Active Employees	71	119	1,444	(128)	4,265
Employment taxes	4,878	2,785	(25,333)	(14,928)	5,880
Purchase Accounting	(1,462)	(4,977)	(4,563)	(440)	(11,442)
Other	—	—	(187)	(616)	(803)

Increase/(Decrease) in operating expense	66,623	42,701	(10,662)	(2,762)	423,988

Increase/(Decrease) in tax provision	(23,662)	(32,063)	(3,979)	2,335	(92,276)

Net income (loss) as restated	$40,915	$108,036	$145,697	$143,170	$31,973

The reduction in the tax provision for fiscal years 2001 and 2002 is limited by the need to increase the valuation allowance for deferred tax assets related to additional stock-based compensation deductions. The reduction in the tax provision for fiscal year 2005 is related to release of the Company’s valuation allowance. The increase in the tax provision in fiscal year 2006 is magnified as certain deductions are limited related to officer’s compensation, the deduction of which is subject to limitations under IRC 162(m).

Additionally, we have restated the pro forma expense under FAS 123 in Note 2 of the notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended January 31, 2006 and 2005.

The following tables present the impact of stock-based compensation and associated tax adjustments made to our previously reported balance sheet and statements of income:

Consolidated Balance Sheet as of January 31, 2006 (in thousands):

	January 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$—	$1,017,772
Restricted cash	2,373	—	2,373
Short-term investments	370,763	—	370,763
Accounts receivable, net of allowance for doubtful accounts of $9,350	331,332	—	331,332
Prepaid expenses and other current assets	80,489	—	80,489

Total current assets	1,802,729	—	1,802,729
Long-term investments	64,422	—	64,422
Property and equipment, net	343,389	—	343,389
Goodwill, net	145,523	(7,288)	138,235
Acquired intangible assets, net	78,502	—	78,502
Long-term restricted cash	2,644	—	2,644
Other long-term assets	38,322	—	38,322

Total assets	$2,475,531	$(7,288)	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$—	$22,984
Accrued liabilities	91,244	5,879	97,123
Restructuring Obligations	3,531	—	3,531
Accrued payroll and related liabilities	92,039	—	92,039
Accrued income taxes	82,234	871	83,105
Deferred revenue	379,123	—	379,123
Convertible subordinated notes	465,250	—	465,250
Current portion of notes payable and other obligations	218	—	218

Total current liabilities	1,136,623	6,750	1,143,373
Deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,388	—	227,388
Convertible subordinated notes	—	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 443,886 shares issued and 385,943 shares outstanding	444	—	444
Additional paid-in capital	1,341,577	326,000	1,667,577
Treasury stock, at cost —57,943 shares	(478,249)	—	(478,249)
Accumulated deficit	254,798	(331,714)	(76,916)
Deferred compensation	(11,461)	(8,324)	(19,785)
Accumulated other comprehensive income	3,128	—	3,128

Total stockholders’ equity	1,110,237	(14,038)	1,096,199

Total liabilities and stockholders’ equity	$2,475,531	$(7,288)	$2,468,243

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of income (in thousands):

	Three months ended July 31, 2005			Six months ended July 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$118,315	$—	$118,315	$234,370	$—	$234,370
Services	166,840	—	166,840	332,508	—	332,508

Total revenues	285,155	—	285,155	566,878	—	566,878
Cost of revenues:
Cost of license fees	7,818	(147)	7,671	15,031	(573)	14,458
Cost of services	52,468	700	53,168	107,475	(1,473)	106,002

Total cost of revenues	60,286	553	60,839	122,506	(2,046)	120,460

Gross profit	224,869	(553)	224,316	444,372	2,046	446,418
Operating expenses:
Sales and marketing	107,262	923	108,185	211,323	(4,202)	207,121
Research and development	41,929	526	42,455	82,415	(1,252)	81,163
General and administrative	25,804	1,661	27,465	52,272	141	52,413

Total operating expenses	174,995	3,110	178,105	346,010	(5,313)	340,697
Income from operations	49,874	(3,663)	46,211	98,362	7,359	105,721
Interest and other, net:
Interest expense	(7,945)	—	(7,945)	(15,529)	—	(15,529)
Interest income	10,418	—	10,418	19,413	—	19,413
Other, net	(768)	—	(768)	(1,956)	—	(1,956)

Total interest and other, net	1,705	—	1,705	1,928	—	1,928

Income before provision for income taxes	51,579	(3,663)	47,916	100,290	7,359	107,649
Provision for income taxes	15,474	(1,647)	13,827	30,087	974	31,061

Net income	$36,105	$(2,016)	$34,089	$70,203	$6,385	$76,588
Other comprehensive income:
Foreign currency translation adjustments	(6,622)	—	(6,622)	(7,303)	—	(7,303)
Unrealized gain (loss) on available-for-sale investments, net of income taxes	4	—	4	(30)	—	(30)

Comprehensive income	29,487	(2,016)	27,471	62,870	6,385	69,255

Net income per share:
Basic	$0.09	—	$0.09	$0.18	—	$0.19
Diluted	$0.09	—	$0.09	$0.18	—	$0.19
Shares used in computing net income per share:
Basic	390,750	—	390,750	392,965	—	392,965
Diluted	399,300	—	398,620	400,935	—	400,580

Judgment

In light of the significant judgment required in establishing revised measurement dates, alternate approaches to those used by us would have resulted in different compensation expense charges than those recorded by us in our restated financial statements. In those cases where the Company concluded that the Equity Edge entry date was the most appropriate new measurement date, we considered various alternate approaches. However, we concluded, based on a variety of factors, that none of the alternative approaches was as reliable as the Equity Edge entry date.

The Company prepared a sensitivity analysis on those grants where the specific timing of the approval or finality of a grant cannot be determined with certainty within a range of likely dates and for which the Company concluded that the Equity Edge entry date, or a date prior to the Equity Edge entry date when other reliable evidence was available, was the most appropriate new measurement date. Since the median time difference between the UWC effective date and the Equity Edge entry date was 13 days for those UWCs for which the Company used the Equity Edge entry date as the new measurement date, the Company concluded that this time difference was short enough such that the sensitivity analysis would be a useful indicator. Since the Company is asserting that finality occurred sometime between the UWC effective date and the Equity Edge entry date, but that it has no evidence to identify the actual date, the Company chose to perform separate sensitivity analyses on the highest and lowest stock prices between the UWC effective date and the Equity Edge entry date. The Company performed this analysis for the 21,098 grants for which the Equity Edge entry date was used as the new measurement date. The result of the sensitivity analysis by fiscal year, after considering the effect of forfeitures is presented below:

Amounts in thousands	Year Ended January 31,
	1998	1999	2000	2001	2002
Compensation expense—Low Stock Price between UWC effective date and Equity Edge entry date	$61	$353	$3,262	$16,699	$19,419
Compensation expense—Recognized	143	1,759	9,150	47,278	60,199
Compensation expense—High Stock Price between UWC effective date and Equity Edge entry date	181	2,707	12,084	68,627	91,797

	Year Ended January 31,				Total
	2003	2004	2005	2006
Compensation expense—Low Stock Price between UWC effective date and Equity Edge entry date	$21,099	$15,390	$8,411	$5,876	$90,570
Compensation expense—Recognized	59,696	39,496	18,797	9,954	246,472
Compensation expense—High Stock Price between UWC effective date and Equity Edge entry date	85,039	62,294	24,663	11,210	358,602

The Company believes that the approaches it used were the most appropriate under the circumstances.

Remedial Actions

As a result of its findings, the Audit Committee has made numerous recommendations regarding remedial action, all of which have been approved by the Board of Directors, including:

•

The Compensation Committee of the Board of Directors will be reconstituted and, in conjunction with the Audit Committee and its advisors will create a new Compensation Committee charter and new stock option granting process to ensure that the practices identified above will not occur in the future.

•

The Human Resources department will be restructured, and a new Human Resources leader has been recruited. The former Senior Vice President of Human Resources has left the Company. She voluntarily re-priced her outstanding mis-priced options to the price associated with the correct measurement dates as determined by the Audit Committee. In addition, two other senior employees in the Human Resources department who were involved in the stock option granting and stock administration processes voluntarily re-priced their outstanding mis-priced stock options to the price associated with the correct measurement dates of those grants as determined by the Audit Committee.

•

The office of the General Counsel will be strengthened by providing that the position will be filled with a new executive officer who reports directly to the CEO and who also has a reporting responsibility to the Board’s Nominating and Governance Committee. It is expected that the new General Counsel will possess substantial experience with compliance issues. The former General Counsel voluntarily re-priced his outstanding mis-priced stock options to the price associated with the correct measurement dates of those grants as determined by the Audit Committee. He remains at BEA as a vice president in the legal department.

•

William Klein, who served as Chief Financial Officer from February 2000 through February 2005 and has served as Executive Vice President of Business Planning and Corporate Development since 2005, voluntarily repaid BEA all after-tax gains he realized on options resulting from mis-pricings, as determined by the Audit Committee. On a pre-tax basis, Mr. Klein had realized approximately $34,000 of such gains. Mr. Klein also voluntarily re-priced his outstanding mis-priced options to the prices determined by the Audit Committee as the correct price for each of his grants. Mr. Klein remains at BEA in the position of Vice President of Business Planning and Corporate Development.

•

Mark Dentinger, who has served as Executive Vice President and Chief Financial Officer since February 2005, voluntarily re-priced all of his outstanding mis-priced options to the prices determined by the Audit Committee as the correct price for each of his grants.

•

Alfred Chuang, who has served as Chief Executive Officer since October 2001, realized a pre-tax gain of approximately $2.45 million related to the mis-pricing of stock options granted to him in 1998 and 1999, grants that were approved at least two years prior to his becoming the Chief Executive Officer. Although Mr. Chuang was not responsible for the mis-pricing of these grants, the Audit Committee and the Board of Directors determined that Mr. Chuang should return to BEA the benefit he realized from the mis-pricing. Accordingly, in order to effectuate this, Mr. Chuang and BEA entered into an agreement cancelling outstanding options to purchase 423,605 shares of BEA common stock. In addition, Mr. Chuang voluntarily re-priced his outstanding mis-priced options to the appropriate prices as determined by the Audit Committee.

•

William Coleman, who served as the Company’s Chief Executive Officer from 1995 through October 2001, voluntarily repaid BEA the after-tax gains he realized on exercises of options that the Audit Committee determined were originally mis-priced. On a pre-tax basis, the amount of such gain was approximately $260,000.

•

All current independent directors of the Company who have received options that were mis-priced voluntarily re-priced all such outstanding options to the price associated with the correct measurement dates, as determined by the Audit Committee. None of these directors has realized any gain from the exercise of any mis-priced options.

•	As a result of the remedial actions, the exercise price of currently outstanding options held by the directors and officers described above will increase, in the aggregate, approximately $23 million.

Following the review, the Audit Committee and the Board of Directors expressed their continued confidence in the leadership and integrity of Mr. Chuang and the current Executive Leadership Team.

Related Matters before the SEC

On August 16, 2006, the Company announced that the Audit Committee would conduct an independent review of the Company’s stock option grants. Beforehand, the Company contacted the Securities and Exchange Commission’s (“SEC’s”) San Francisco District Office to advise the SEC Staff that such announcement would be forthcoming.

On September 11, 2006, the Company received a letter from the SEC Staff requesting the voluntary production of certain information in connection with an informal SEC Staff inquiry regarding Company option grants. On December 12, 2006, the Company received a letter from the SEC Staff requesting that the Company preserve all documents relating to the Company’s historical stock option grants and related accounting matters. On March 1, 2007, the Company received a supplemental request for the voluntary production of certain additional information relating to Company stock option grants and the Company’s pending restatement. Counsel for the Company and counsel for the Audit Committee have provided the requested materials to the SEC Staff and intends to continue to cooperate fully with the Staff inquiry. To that end, counsel for the Audit Committee and the Company have met with and/or communicated with the SEC Staff on a number of occasions regarding the status, findings, and conclusions of the Independent Review.

Status of Nasdaq Listing

On August 17, 2007, the Company received a letter from the Board of Directors of the NASDAQ Stock Market LLC (the “Nasdaq Board”) informing the Company that the Nasdaq Board has called for review the July 9, 2007 decision of the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and determined to stay, pending further review by the Nasdaq Board, the Listing Council’s decision to suspend the Company’s common stock from trading on The Nasdaq Global Select Market. The Listing Council had previously determined to suspend the Company’s securities from trading on August 23, 2007 if the Company did not file its delayed quarterly and annual reports with the Securities and Exchange Commission by August 21, 2007. On September 14, 2007, the Company received a letter from the Nasdaq Board informing the Company that the Nasdaq Board had determined to grant the Company until November 14, 2007 to file all delinquent periodic reports necessary for the Company to regain compliance with its Nasdaq filing requirements. On November 9, 2007 the Company received a letter from the Nasdaq Board informing the Company that the Nasdaq Board had determined to grant the Company until January 9, 2008 to file all delinquent reports necessary for the Company to regain compliance with its Nasdaq Filing requirements.

Critical Accounting Policies

Prior to February 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or “APB 25,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or “FAS 123”. Certain options assumed in acquisitions, grants of restricted stock awards, certain discounted stock options granted in fiscal 2003 and the situations identified through the stock options review (see Note 2 for further details) resulted in recording stock-based compensation expense during periods prior to February 1, 2006. All other stock-based grants had exercise prices equal to or less than the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as it qualified as a non-compensatory plan following the guidance provided by APB 25. In accordance with FAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” we disclosed our net income or loss and net income or loss per share as if we had applied the fair value based method in measuring compensation expense for our stock-based compensation programs. Under FAS 123, we elected to calculate our compensation expense by applying the Black-Scholes-Merton valuation model, applying the straight-line vesting expense attribution method and recognizing forfeited awards in the period that they occurred.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” or “FAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the six months ended July 31, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of FAS 123(R), we recognized forfeitures as they occurred. In addition, we continued to elect the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions shown in Note 4, “Stock-Based Compensation,” to the condensed consolidated financial statements. We estimate the expected term of options granted based on the history of grants, exercises and post-vesting cancellations in our option database. Contractual term expirations have not been significant. Effective May 1, 2006, we began estimating the volatility our common stock based on the implied volatility of our publicity traded options on our common stock consistent with FAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to that date we estimated the volatility of our stock options using a combination of historical and implied volatilities. We believe that the use of just the implied volatility of our publicity traded options on our common stock results in a better estimate of fair value of our stock options. We base the risk-free interest rate that we use in the Black-Scholes-Merton option valuation model on the implied yield in effect at the time of option grant on U.S. Treasury zero-coupon issues with remaining terms equivalent to the expected term of our option grants. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. For options granted before and after February 1, 2006, we have estimated the fair value using a single option approach and amortized the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our current experience indicates that a different measure is preferable, which could materially affect our net income or loss and net income or loss per share.

We believe there have been no other significant changes in our critical accounting policies during the quarter ended July 31, 2006 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Results of Operations

The following table sets forth certain line items in our consolidated statements of income as a percentage of total revenues for the three and six months ended July 31, 2006 and 2005.

	Three months ended July 31,		Six months ended July 31,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Revenues:
License fees	40.0%	41.5%	40.5%	41.3%
Services	60.0%	58.5%	59.5%	58.7%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (2)	11.9%	6.5%	11.7%	6.2%
Cost of services (2)	33.3%	31.9%	33.1%	31.9%

Total cost of revenues	24.7%	21.3%	24.5%	21.2%

Gross margin	75.3%	78.7%	75.5%	78.8%
Operating expenses:
Sales and marketing	37.4%	37.9%	37.4%	36.5%
Research and development	16.5%	14.9%	16.7%	14.3%
General and administrative	9.4%	9.6%	9.4%	9.2%
Acquisition related in-process research and development	—	—	0.4%	—

Total operating expenses	63.3%	62.5%	63.9%	60.1%

Income from operations	12.0%	16.2%	11.6%	18.7%
Interest and other, net	2.5%	0.6%	3.7%	0.3%

Income before provision for income taxes	14.5%	16.8%	15.3%	19.0%
Provision for income taxes	4.5%	4.8%	4.9%	5.5%

Net income	10.0%	12.0%	10.4%	13.5%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

(2)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005		2006	2005
Total revenues	$339,615	$285,155	19.1%	$662,851	$566,878	16.9%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support and maintenance, education and consulting. Management believes total revenue growth for the quarter ended July 31, 2006 (the “second quarter of fiscal 2007”) compared to the same quarter in the prior fiscal year (the “second quarter of fiscal 2006”) was driven by sales of the WebLogic product family, and our newer product family, AquaLogic. The AquaLogic product family is comprised of products that were organically developed (e.g., AquaLogic Service Bus introduced in August 2005) and products acquired through the purchase of Plumtree Software Inc. (“Plumtree”) in October 2005 and Fuego Inc. (“Fuego”) in February 2006. Total revenues increased 19.1 percent for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 comprised of a 14.9 percent increase in license revenues and a 22.1 percent increase in services revenues. The increase in services revenues was primarily due to customer support and maintenance revenues.

Management believes the total revenue growth for the six months ended July 31, 2006 (the “first half of fiscal 2007”) from the same period in the prior fiscal year (the “first half of fiscal 2006”) was driven by a slight increase in sales of our WebLogic product family and a significant increase in our newer product family, AquaLogic. Total revenues increased 16.9 percent for the first half of fiscal 2007 compared to the first half of fiscal 2006 comprised of a 14.5 percent increase in license revenues and an 18.6 percent increase in services revenues. The increase in services revenues in absolute dollars was primarily due to customer support and maintenance revenues.

Geographically, the contribution of the Americas (U.S., Canada, Mexico and Latin America) to total revenues increased to 53.7 percent in the second quarter of fiscal 2007 compared to 52.2 percent in the second quarter of fiscal 2006. The Europe, Middle East and Africa (“EMEA”) contribution declined slightly to 31.6 percent in the second quarter of fiscal 2007 compared to 33.4 percent in the second quarter of fiscal 2006 and the Asia/Pacific (“APAC”) contribution increased to 14.7 percent in the second quarter of fiscal 2007 compared to 14.4 percent for the second quarter of fiscal 2006. Management believes the revenue acquired with the Plumtree acquisition has impacted the geographic results because the majority of the revenue acquired with Plumtree was generated in the United States. Exchange rates did not have a significant impact on total revenues for the second quarter of fiscal 2007 when compared to the second quarter of fiscal 2006.

Geographically, the Americas contribution to total revenues improved to 53.8 percent in the first half of fiscal 2007 compared to 51.3 percent in the first half of fiscal 2006. The EMEA contribution declined slightly to 31.5 percent in the first half of fiscal 2007 compared to 34.1 percent in the first half of fiscal 2006 and the APAC contribution remained virtually consistent at 14.7 percent for the first half of fiscal 2007 and 14.6 percent for the first half of fiscal 2006. Management believes the revenue acquired with the Plumtree acquisition has impacted the geographic results because the majority of the revenue acquired with Plumtree was generated in the United States. Exchange rates impacted total revenues for the first half of fiscal 2007 compared to the first half of fiscal 2006. Total revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $671.4 million, which represents an 18.4 percent increase over total revenues for the same period in the prior year.

License Fees (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005		2006	2005
Total license fees	$135,966	$118,315	14.9%	$268,370	$234,370	14.5%

License revenue growth for the quarter ended July 31, 2006 as compared to the same quarter in the prior fiscal year was driven by sales of the WebLogic product family, and our newer product family, AquaLogic. The AquaLogic product family is comprised of products that were organically developed (e.g., AquaLogic Service Bus introduced in August 2005) and products acquired from Plumtree and Fuego. The AquaLogic product family contributed approximately 20 percent of revenues for the second quarter of fiscal 2007 compared to less than 5 percent for the second quarter of fiscal 2006. Due to the structure of our multiproduct enterprise license agreements, our breakdown of product family license revenue is allocated amongst the product families based on estimated demand at the time the order is placed, not necessarily on actual deployment.

License revenue growth for the six months ended July 31, 2006 as compared to the same period in the prior fiscal year was driven by a slight increase in sales of our WebLogic product family and a significant increase in sales of our new AquaLogic product family. The AquaLogic product family contributed in excess of 15 percent of revenues for the first half of fiscal 2007 compared to less than 5 percent for the first half of fiscal 2006. The WebLogic product family revenues grew slightly for the first half of fiscal 2007 compared to the same period in fiscal 2006. Due to the structure of our multiproduct enterprise license agreements, our breakdown of product family license revenue is allocated amongst the product families based on estimated demand at the time the order is placed, not necessarily on actual deployment. Exchange rates adversely impacted license revenues for the first half of fiscal 2007 compared to the first half of fiscal 2006. In the first half of fiscal 2007, license revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $271.3 million, which represents a 15.8 percent increase over license revenues for the same period in the prior year, versus a 14.5 percent absolute increase.

Quarterly revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 22% to 38% of total license fees over the past eight quarters. Transactions greater than $1 million constitute a significant portion of total license revenues and management believes these transactions have an inherent volatility related to the timing and size of such transactions, which increases the risk that reported results may differ from expected results.

In addition to the transactions with license fees greater than $1 million, we have a significant number of small and midsize transactions. Our business model generally begins with smaller transactions being seeded into our customers with a goal that these customers will enter into larger, more significant transactions over time.

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005		2006	2005
Consulting and education revenues	$42,924	$33,354	28.7%	$82,895	$69,562	19.2%
Customer support and maintenance revenues	160,725	133,486	20.4%	311,586	262,946	18.5%

Total services revenues	$203,649	$166,840	22.1%	$394,481	$332,508	18.6%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support and maintenance revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Total services revenues for the second quarter of fiscal 2007 were not significantly impacted by a fluctuation in exchange rates. However services revenues for the first half of fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $400.1 million, an increase of 20.3 percent over the same period in fiscal 2006.

The $27.2 million and $48.6 million increase in customer support and maintenance revenues for the second quarter and first half of fiscal 2007 compared to the second quarter and first half of fiscal 2006 was driven primarily by maintenance renewals on our existing installed base of software licenses, including the Plumtree installed base that was acquired, as well as maintenance contracts sold together with new sales of software licenses. The increase in consulting and education revenues for the second quarter and first half of fiscal 2007 compared to the second quarter and the first half of fiscal 2006 was due to a 32.4 percent increase and a 25.2 percent increase in consulting services primarily related to revenues generated by Plumtree and Fuego which were not part of the Company in the first half of fiscal 2006.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended July 31, 2006	Percentage of total revenues	Three months ended July 31, 2005	Percentage of total revenues	Six months ended July 31, 2006	Percentage of total revenues	Six months ended July 31, 2005	Percentage of total revenues
Americas	$182,505	53.7%	$148,789	52.2%	$356,584	53.8%	$290,513	51.3%
European, Middle East and Africa region (“EMEA”)	107,235	31.6%	95,182	33.4%	208,648	31.5%	193,386	34.1%
Asia/Pacific region (“APAC”)	49,875	14.7%	41,184	14.4%	97,619	14.7%	82,979	14.6%

Total revenues	$339,615	100.0%	$285,155	100.0%	$662,851	100.0%	$566,878	100.0%

For each of the twelve fiscal quarters ended July 31, 2006, EMEA and APAC revenues as a percentage of total revenues have ranged between 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates.

For the second quarter and first half of fiscal 2007, the percentage of total revenue contribution from the Americas increased over the same periods in the prior fiscal year. The Americas revenue contribution percentage was positively impacted by the Plumtree acquisition since the revenue stream from the products acquired was generated primarily in the United States. The increase in Americas total revenues of 22.7 percent for both the second quarter and first half of fiscal 2007 compared to the second quarter and first half of fiscal 2006 was comprised of a 16.5 percent and 17.8 percent increase in license revenues and a 27.0 percent and 26.1 percent increase in services revenues, respectively. The increase in Americas services revenues for the second quarter and first half of fiscal 2007 was driven by an increase in customer support and maintenance of 21.2 percent and 21.8 percent, respectively, and an increase in consulting revenues of 54.1 percent and 52.1 percent, respectively. The increase in Americas consulting revenue was due primarily to consulting revenues generated from Plumtree and Fuego.

For the second quarter and first half of fiscal 2007, the percentage of total revenue contribution from EMEA declined over the same periods in the prior fiscal year. Management believes the decline in the EMEA contribution is due in large part to the fact that the Plumtree revenues are primarily generated in the United States. EMEA total revenues increased $12.1 million or 12.7 percent and $15.3 million or 7.9 percent when comparing the second quarter and first half of fiscal 2007 to the second quarter and first half of fiscal 2006. The increase in EMEA total revenues in the second quarter and first half of fiscal 2007 was comprised of a 11.3 percent and a 9.0 percent increase in license revenue and a 13.5 percent and a 7.2 percent increase in services revenue. Customer support and maintenance revenues increased 16.9 percent and 12.0 percent and consulting and education revenues increased slightly to 1.3 percent and declined 8.9 percent, respectively, for the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006. The decline in consulting and education for the first half of fiscal 2007 compared to the same period in fiscal 2006 was due in part to a large non-recurring consulting engagement recognized in the first quarter of fiscal 2006 in the UK. EMEA revenues for the second quarter of fiscal 2007 were not significantly impacted by exchange rates. However, exchange rates had an adverse impact on EMEA business for the first half of fiscal 2007 as compared to the same period of fiscal 2006. EMEA revenues when translated at a constant exchange rate from the same period in the prior year would have been approximately $215.7 million, which represents an 11.6 percent increase over total revenues in the same quarter in the prior year versus a 7.9 percent absolute increase.

APAC’s revenues increased $8.7 million or 21.1 percent and $14.6 million or 17.6 percent when comparing the second quarter and first half of fiscal 2007 to the second quarter and first half of fiscal 2006. In addition, APAC’s total revenue contribution was 14.7 percent for the second quarter and first half of fiscal 2007 which was an increase compared to the same periods in fiscal 2006 and reflects growth in the region. The increase in APAC revenues in absolute dollars in the second quarter and first half of fiscal 2007 was comprised of a 16.8 percent and 14.8 percent increase in license revenue and a 25.5 percent and a 20.6 percent increase in services revenues, respectively, for the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006. Management believes the increase in license revenues was due primarily to strong growth in China offset by a slight decline in Japan. Services revenues increased due to continued growth in the customer support and maintenance revenues across the region. APAC revenues for the second quarter of fiscal 2007 were not significantly impacted by exchange rates. However, APAC revenues for the first half of fiscal 2007 were adversely impacted by foreign exchange rates. APAC revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $101.5 million, which represents a 22.3 percent increase over total revenues in the same period in the prior year.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Cost of license fees	$16,226	$7,671	111.5%	$31,478	$14,458	117.7%
Cost of services	67,756	53,168	27.4%	130,686	106,002	23.3%

Total cost of revenues	$83,982	$60,839	38.0%	$162,164	$120,460	34.6%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 11.9 percent and 6.5 percent of license revenues for the second quarter of fiscal 2007 and 2006, respectively. The increase in the cost of license fees as a percentage of license revenues for the second quarter of fiscal 2007 compared to the same period in fiscal 2006 was primarily due to an $8.1 million increase in amortization expense of acquired intangibles and a $1.6 million increase associated with the customer compliance program. The increase in amortization expense resulted from the completion of five acquisitions in the second half of fiscal 2006 and early fiscal 2007. The increase in expenses associated with the customer license compliance program is primarily due to increased activity in the compliance program. Management believes that cost of license fees may continue to increase in absolute dollars in fiscal 2007 due to expansion of the customer license compliance program and royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of license fees were 11.7 percent and 6.2 percent of license revenues for the first half of fiscal 2007 and 2006, respectively. The increase in the cost of license fees as a percentage of license revenues for the first half of fiscal 2007 compared to the same period in fiscal 2006 was primarily due to a $14.9 million increase in amortization expense of acquired intangibles, a $2.8 million increase associated with the customer license compliance program and a $1.3 million increase in royalty expense. The increase in amortization expense resulted from the completion of five acquisitions in the second half of fiscal 2006 and early fiscal 2007. The increase in the customer license compliance program is primarily due to increased activity in the compliance program. Royalty expense increased due to a change in product mix in the first half of fiscal 2007 compared to the same period in fiscal 2006. Management believes that cost of license fees may increase in absolute dollars in fiscal 2007 due to expansion of the compliance program and royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education, and customer support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and real estate facilities for the operation of the services organization. Cost of services was 33.3 percent of services revenues in the second quarter of fiscal 2007 compared to 31.9 percent of services revenues in the second quarter of fiscal 2006. The 1.4 percent increase in cost of services as a percent of services revenues was due to $1.1 million of incremental acquisition-related expenses and $2.3 million of additional charges associated with the implementation of FAS123R, offset by a decrease of $0.8 million related to stock-based compensation charges associated with the stock option review.

Cost of services was 33.1 percent of services revenue in the first half of fiscal 2007 compared to 31.9 percent of services revenues in the first half of fiscal 2006. The 1.3 percent increase in cost of services as a percent of services revenues was primarily due to a was due to $4.3 million of additional charges associated with the implementation of FAS123R, offset by a $2.3 million, in overall margin due to headcount-related expenses growing at a slower rate than services revenues. Total headcount at the end of the period increased 154 people year over year.

Acquired Intangibles Amortization. Total future amortization expense associated with acquired intangibles is approximately $80.7 million which includes $18.5 million for the remaining six months of fiscal 2007, $27.6 million for fiscal 2008, $14.7 million for fiscal 2009, $10.7 million for fiscal 2010 and $9.2 million thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Sales and marketing expenses	$127,127	$108,185	17.5%	$248,077	$207,121	19.8%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Sales and marketing expenses include salaries, benefits, sales commissions, travel, certain information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily compensation related expenses. Sales and marketing headcount increased by 195 people, primarily from the Plumtree and Fuego acquisitions, which resulted in fixed and variable compensation expense increasing approximately $9.4 million. Share-based compensation expense associated with the implementation of FAS123R increased sales and marketing expense for the second quarter of fiscal 2007 by approximately $5.1 million and the remainder of the increase was due to a combination of sales expenses and marketing programs. Sales and marketing expenses were not significantly impacted by foreign exchange rates in the second quarter of fiscal 2007.

The increase in expenses from the first half of fiscal 2007 compared to the first half of fiscal 2006 was primarily compensation related expenses. Sales and marketing headcount increased by 195 people, primarily from the Plumtree and Fuego acquisitions, which resulted in fixed and variable compensation expense increasing approximately $16.3 million.

Share-based compensation expense associated with the implementation of FAS123R increased sales and marketing expense for the first half of fiscal 2007 by approximately $9.5 million, while employment taxes related to the stock option investigation increased by $4.4 million. The remainder of the increase was due to a combination of sales expenses and marketing programs. Sales and marketing expenses benefited from foreign exchange rates in the first half of fiscal 2007. Sales and marketing expenses when translated at a constant exchange rate from the same period in the prior year would have been approximately $251.1 million, which represents a 21.2 percent increase over sales and marketing expenses for the first half of fiscal 2006.

Research and Development (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Research and development expenses	$55,882	$42,455	31.6%	$110,858	$81,163	36.6%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, certain information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 16.5 percent from 14.9 percent for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 and increased to 16.7 percent from 14.3 percent for the first half of fiscal 2007 compared to the first half of fiscal 2006. The increase as a percentage of total revenues was due to BEA’s concerted effort to invest in research and development, specifically related to the WebLogic Communications Platform and the AquaLogic Product Family, primarily through acquisitions as well as organic growth.

Research and development expenses increased by $13.4 million from the second fiscal quarter of 2007 compared to the second fiscal quarter of 2006. This increase was driven by both organic new product development as well as acquired product development teams from five acquisitions ( M7, ConnecTerra, Plumtree, SolarMetric and Fuego). As of July 31, 2006, research and development was comprised of 1,152 employees, 196 of whom were obtained through acquisitions during the course of fiscal 2006 and the first quarter of fiscal 2007. Of the 1,152 employees, 774 were located in the United States and 378 were located outside the United States. The $13.4 million increase in research and development expenses in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006 was primarily composed of (1) compensation expense of $7.5 million related to the increase of 202 people (through acquisition and organic growth), (2) share-based compensation expense associated with the implementation of FAS123R of $3.9 million and (3) acquisition related deferred compensation of $1.0 million. Research and development expenses were not significantly impacted by foreign exchange rates in the second quarter of fiscal 2007.

Research and development expenses increased by $29.7 million from the first half fiscal quarter of 2007 compared to the first half fiscal quarter of 2006. This increase was driven by both organic new product development as well as acquired product development teams from five acquisitions ( M7, ConnecTerra, Plumtree, SolarMetric and Fuego). The $29.7 million increase in research and development expenses in the first half of fiscal 2007 compared to the first half of fiscal 2006 was primarily composed of (1) compensation expense of $14.7 million related to the increase of 202 people (through acquisition and organic growth), (2) share-based compensation expense associated with the implementation of FAS123R of $7.3 million and (3) acquisition related deferred compensation of $2.9 million. Research and development expenses were not significantly impacted by foreign exchange rates in the first half of fiscal 2007

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses. In the second quarter of fiscal 2007, we received $1.7 million of third party reimbursement, $0.4 million of which related to the development of ports and integration tools and $1.3 million related to research and development expenses. In the first half of fiscal 2007, we received $2.2 million of third party reimbursement, of which $0.9 million related to the development of ports and integration tools and $1.3 million related to research and development expenses. We did not receive funding for the product of mutual interest in the first quarter of fiscal 2007 as the arrangement was not finalized until the second quarter of fiscal 2007. During the second quarter and first half of fiscal 2006, we received a total of $2.4 million and $5.0 million of third party reimbursements, $0.2 million and $0.5 million of which was related to the development of ports and integration tools, $2.1 million and $4.2 million of which was related to certain research and development expenses and $0.1 million and $0.3 million of which was related to certain marketing expenses of the product of mutual interest.

General and Administrative (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
General and administrative expenses	$32,047	$27,465	16.7%	$62,123	$52,413	18.5%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

General and administrative expenses include costs for our human resources, finance, legal, and certain information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $4.6 million for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. The increase in the second quarter of fiscal 2007 compared to the same period in fiscal 2006 was primarily due to compensation expense offset by legal expenses associated with intellectual property matters. General and administrative expense increased $3.7 million due to share-based compensation expense associated with the implementation of FAS123R and $2.7 million due to an increase in headcount for the second quarter of fiscal 2007. These increases in general and administrative expenses were offset by a $1.0 million decline in legal expenses associated with intellectual property matters and a decrease of $1.8 million related to charges associated with the stock option review. General and administrative expenses were not significantly impacted by foreign exchange rates in the second quarter of fiscal 2007.

General and administrative expenses increased $9.7 million for the first half of fiscal 2007 compared to the first half of fiscal 2006. The increase in the first half of fiscal 2007 compared to the same periods in fiscal 2006 was compensation expense related offset primarily by a reduction in legal expenses associated with intellectual property matters. For the first half of fiscal 2007, general and administrative expenses increased by $7.1 million due to share-based compensation expense associated with the implementation of FAS123R, $2.6 million related to additional employment taxes accrued as part of stock option restatement, $1.0 million due to acquisition-related deferred compensation and $5.0 million due to an increase in labor expenses due to the Plumtree and Fuego acquisitions offset by approximately $4.4 million of legal expenses associated with intellectual property matters. General and administrative expenses were not significantly impacted by foreign exchange rates in the first half of fiscal 2007.

Other Charges

Acquisition-related in-process research and development. In the first quarter of fiscal 2007, we acquired Fuego, Inc., which resulted in an in-process research and development write-off of $2.7 million.

Facilities Consolidation. During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada and Germany. A facilities consolidation charge of $20.0 million was recorded using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2006, an additional $0.8 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of July 31, 2006, $8.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $2.5 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current events and circumstances.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	9,681
Additional charges accrued during the six months ended July 31, 2006 included in operating expenses	69
Cash payments during the six months ended July 31, 2006	(1,104)

Accrued at July 31, 2006	$8,646

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Interest expense	$(5,974)	$(7,945)	(24.8%)	$(11,998)	$(15,529)	(22.7%)
Foreign exchange gain (loss)	1,038	(768)	N/M	664	(1,956)	N/M
Interest income and other, net	13,569	10,418	30.2%	35,592	19,413	83.3%

Total interest and other, net	$8,633	$1,705	N/M	$24,258	$1,928	N/M

Note: “N/M” is defined as “not meaningful”.

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Interest expense is correlated with the convertible debt and the $215.0 million of notes payable. The decline in interest expense for the second quarter and first half of fiscal 2007 compared to the same periods in fiscal 2006 correlates with the repurchase of approximately $295 million in face value of convertible subordinated notes in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 offset by the increase in the interest rates related to notes payable.

Foreign exchange gain (loss) fluctuates as a result of changes in foreign currency denominated monetary assets and liabilities net of changes in foreign exchange forward hedge contracts.

Interest income and other, net increased $3.2 million and $16.2 million for the second quarter and first half of fiscal 2007, respectively, compared to the second quarter and first half of fiscal 2006. The increase in the second quarter of fiscal 2007 was due to improved yields on our cash, cash equivalents and short-term investment balances, which resulted in an increase in interest income of $4.2 million offset by a write-off of $0.8 million in debt issuance costs. The increase for the first half of fiscal 2007 was primarily due to (1) improved yields on our cash, cash equivalents and short-term investment balances which resulted in an increase in interest income of $6.5 million, (2) net gains on the disposition of minority interests in two strategic equity investments of approximately $11.0 million, (3) a net gain on the retirement of the convertible subordinated notes of $0.8 million and (4) a write-off of debt issuance costs of approximately $0.8 million.

Provision for Income Taxes

We have recorded income tax expense of $15.2 million and $13.8 million for the second quarter of fiscal 2007 and fiscal 2006, respectively. We have provided for income taxes based on a projected annual effective tax rate of 33 percent and 29 percent for the second quarter of fiscal 2007 and fiscal 2006, respectively. The second quarter of fiscal 2007 reflected one-time income tax benefits of $0.7 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years and $0.3 million relating to certain stock option exercises, resulting in an effective tax rate of 31 percent. The projected annual effective tax rate for the second quarter of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective tax rate for the second quarter of fiscal 2006 due to the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. Our projected annual effective tax rate for the second quarter of fiscal 2007 and for the second quarter of fiscal 2006 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected lower taxed foreign earnings.

We have recorded income tax expense of $32.1 million and $31.1 million for the first six months of fiscal 2007 and fiscal 2006, respectively. We have provided for income taxes based on a projected annual effective tax rate of 33 percent and 29 percent for the first six months of fiscal 2007 and fiscal 2006, respectively. The first six months of fiscal 2007 reflected one-time income tax benefits of $1.8 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years and $0.3 million relating to certain stock option exercises. These income tax benefits in the first six months of fiscal 2007 were partially offset by the impact of non-deductible in-process research and development associated with the Fuego acquisition resulting in an effective tax rate of 32 percent. The projected annual effective tax rate for the first six months of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective tax rate for the first six months of fiscal 2006 due to the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. Our projected annual effective tax rate for the first six months of fiscal 2007 and for the first six months of fiscal 2006 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe that net deferred tax assets in the amount of $52.0 million are realizable based on the “more likely than not” standard required for recognition. The remaining valuation allowance at July 31, 2006 is primarily attributable to accumulated stock option tax deductions. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the amount presently recorded, an adjustment to the net deferred tax asset would be credited to additional paid-in capital.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopted FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We expect to have the following impact on our financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities of $10 million. This will be reported as an adjustment to the opening balance of retained earnings. We expect an increase in the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

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

As of July 31, 2006, cash, cash equivalents (excluding all restricted cash) and short-term and long-term investments totaled $1.4 billion versus $1.6 billion at July 31, 2005. The decline in cash, cash equivalents (excluding all restricted cash) and short and long-term investments year over year was due in part to repurchase of stock and subordinated convertible notes and acquisitions.

In the first half of fiscal 2007, net cash provided by operating activities improved $36.0 million when compared to the first half of fiscal 2006. The operating cash improvement was driven by the following factors:

•

Net income adjusted for non-cash charges increased $25.2 million due to the increase in stock compensation expense and amortization charges related to acquired intangibles and the write-off of acquired in-process research and development offset by the excess tax benefit from exercise of stock options being reclassified from an operating activity to a financing activity under FAS 123(R);

•

A $43.7 million decline in period end net accounts receivable. The decrease in net accounts receivable contributed to a 2 day decline in days sales outstanding (“DSO”) and is consistent with the seasonality of increased revenues and accounts receivable in the fourth quarter of fiscal 2006;

•	A $5.0 million net decrease in other current and long-term assets;

•	A $10.5 million decline in period end accounts payable and accrued liabilities due to the payout of accrued commission and bonuses and adjustments to tax accruals;

•	A $9.1 million decline in period end deferred revenues; and

•	A $27.5 million change in other working capital components (principally the non-cash effects of exchange rates on other working capital items).

Cash used in investing activities increased by $198.0 million when comparing cash flows from investing activities for the first half of fiscal 2007 and the first half of fiscal 2006. The change is primarily due to an increase in payments for acquisitions of $79.4 million and a reduction in proceeds from investments of $264.9 million offset by a decrease in purchases of investments of $133.6 million and an increase in proceeds from minority interest in equity investments of $11.6 million.

Cash used in financing activities increased by $33.0 million in the first half of fiscal 2007 compared to the same period in the prior year. The increase in cash outflow was due to the repurchase of $208.6 million of convertible subordinated notes in the first half of fiscal 2007 compared to $120.0 in treasury stock repurchases in the first half of fiscal 2006 offset by a $49.5 million increase in proceeds from employee stock purchases in the first half of fiscal 2007 and $6.0 million increase due to the excess tax benefits from exercise of stock options being reclassified to a financing activity from an operating activity under FAS 123(R).

Liquidity

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through July 31, 2007. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Contractual Obligations

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 to repay in full and terminate the previous long term debt facility which was set to mature in October 2008.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.9 percent as of July 31, 2006. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

The Credit Facility requires the Company to comply with interest, leverage and liquidity covenants. It contains other standard affirmative and negative covenants and conditions of default. Because the Company did not file its second quarter Form 10-Q on September 11, 2006, the Company applied for a covenants waiver. On October 9, 2007, the Company was granted a waiver of compliance with the requirement in the Credit Facility to deliver the financial statements. The waiver was granted for the date of the waiver through January 9, 2008.

The Credit Facility permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Facility remains in effect.

At July 31, 2006, the 4% Convertible Subordinated Notes (the “2006 Notes”) due December 15, 2006 had a remaining balance of $255.3 million. We cumulatively retired $295 million of face value of the 2006 Notes in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007. On September 25, 2006, the Company deposited $260.4 million in a trust under the Indenture governing the 2006 Notes. In accordance with the Indenture, this deposit is an amount of cash sufficient to pay and discharge the entire indebtedness on the 2006 Notes for the principal and accrued interest to the date of maturity. Interest will accrue for the Company on the deposited amount until the 2006 Notes mature on December 15, 2006.

On December 15, 2006, the 2006 Notes matured and the principal and the accrued interest were paid off with the trust funds deposited with the trustee under the Indenture governing the 2006 Notes.

At January 31, 2007, the Company has utilized the majority of its net operating losses for U.S. tax reporting purposes. However, the Company will recognize a loss for tax purposes during the year ended January 31, 2008 on the sale of land that was held for its future headquarters. As a result, it is not anticipated that substantial cash payments for U.S. taxes will be required.

We own land in San Jose, California which is intended for the construction of corporate facilities. Currently, development of the San Jose land has been suspended.

On February 22, 2007, the Company entered into a Purchase and Sale Agreement (the “Building Agreement”) with the Sobrato Family Foundation and Sobrato-Sobrato Investments (collectively, “Sobrato”), pursuant to which the Company agreed to purchase a 17-story building and parking facilities located at 488 Almaden Boulevard, San Jose, California from Sobrato for $135.0 million. This facility is intended to be our new corporate headquarters. We delivered a $10 million deposit to Sobrato on March 1, 2007 and paid the $125.0 million balance of the purchase price on April 2, 2007, in accordance with the terms and subject to typical conditions contained in the Building Agreement, including the delivery of deeds, title insurance and payment of closing costs.

On February 26, 2007, the Company entered into a Land Purchase and Sale Agreement (the “Land Agreement”) with Tishman Speyer Development Corporation (“Tishman”), pursuant to which the Company agreed to sell the San Jose Land to Tishman for $108.0 million. Under the terms of the Land Agreement, on February 27, 2007 Tishman delivered into escrow a non-refundable deposit in the amount of $15.0 million, and on March 29, 2007 the $93.0 million balance of the purchase price, in accordance with the terms and subject to typical conditions contained in the Land Agreement, including the delivery of deeds, title insurance and payment of closing costs.

Restricted cash includes collateral for our letters of credit. Short term restricted cash correlates with letters of credit that expire within one year.

The following table of contractual obligations as of July 31, 2006 has been prepared assuming that the convertible subordinated notes will be repaid in cash upon maturity (in thousands):

Contractual obligations	Total payments due	Remainder of fiscal 2007	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Fiscal 2012 and thereafter
Convertible Subordinated notes (principal only)	$255,250	$255,250	$—	$—	$—
Interest related to convertible notes	5,105	5,105	—	—	—
Other obligations	11,570	633	6,473	4,028	436
Notes payable	215,000	—	—	—	215,000
Operating leases	197,482	24,943	76,512	47,282	48,745
Capital lease	1,513	95	378	378	662

Total contractual obligations	$685,920	$286,026	$83,363	$51,688	$264,843

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

Except as noted above, we do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In the second quarter and first half of fiscal 2007, the Company did not repurchase any shares, and alternatively repurchased subordinated convertible notes (as discussed above). As of July 31, 2006, approximately $121.7 million of the approval limit remained available for share repurchases under the Share Repurchase Program.

On August 22, 2006, BEA closed the acquisition of Flashline, Inc., a privately-held software company. The transaction closed for a purchase price of approximately $43.3 million in cash plus amounts for certain retention and performance bonuses. We may continue to pursue acquisitions, which have historically been consummated with cash.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of July 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of July 31, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2014. Future minimum lease payments under our operating leases as of July 31, 2006 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the second quarter and first half of July 31, 2006 and 2005 were insignificant.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 46.3 percent and 47.8 percent of total revenues for the second quarter of fiscal 2007 and 2006, respectively, and 46.2 percent and 48.7 percent of total revenues in the first half of fiscal 2007 and 2006, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and six months ended July 31, 2006 with the exception of the United Kingdom with $66.1 million or 10.0 percent of total revenues in the six months ended July 31, 2006. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and six months ended July 31, 2005, with the exception of the United Kingdom with $33.7 million or 11.8 percent and $63.8 million or 11.3 percent, respectively. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Most of our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. At July 31, 2006, our transaction exposures amounted to $50.4 million and were offset by foreign currency forward contracts with a net notional amount of $49.2 million. Based on exposures at July 31, 2006, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $0.1 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains resulting from foreign currency transactions were approximately $1.0 million for the second quarter of fiscal 2007 while net losses were approximately $0.8 million for the second quarter of fiscal 2006.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of July 31, 2006 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at July 31, 2006 and the contracted rate. All of these forward contracts mature within 52 days or less as of July 31, 2006.

	Local currency contract amount		Contract amount		Fair market value at July 31, 2006 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	4,300	AUD	3,206	USD	(89)
Brazilian real	21,100	BRL	9,372	USD	(318)
Euros	18,900	EUR	23,692	USD	(438)
Indian Rupee	225,500	INR	4,783	USD	(60)
Japanese yen	1,200,000	JPY	10,292	USD	(172)
Korean won	21,745,000	KRW	22,703	USD	(50)
Singapore dollars	1,900	SGD	1,199	USD	(5)

					(1,132)

Contract to Sell US $
British pounds	12,500	GBP	22,873	USD	473
Canadian dollar	10,800	CAD	9,567	USD	(20)
Danish kroner	8,700	DKK	1,461	USD	27
Israeli shekel	27,400	ILS	6,143	USD	95
Swedish krona	7,000	SEK	954	USD	17
Swiss franc	5,800	CHF	4,669	USD	42

					634

Contract to Buy Euro €
British pounds	7,700	GBP	11,218	EUR	(59)
Israeli shekel	26,200	ILS	4,680	EUR	10

					(49)

Contract to Sell Euro €
Swiss franc	700	CHF	448	EUR	(4)

					(4)

Total					(551)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of July 31, 2006, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 91 days. The holding period until maturity takes into account the investments we have made in auction rate securities (“ARS”) based on their reset feature. Rates on these securities ARSs typically reset every 7, 28 or 35 days.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 5.9 percent as of July 31, 2006. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $12.0 million. The annual interest rate on our $255.3 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

ITEM 4. Controls and Procedures

Stock Option Grant Practices and Restatement

As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-Q, during 2006 and 2007, an independent review related to our historical stock option granting practices was carried out by the Audit Committee of the Board of Directors. As a result of the review, the Company reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and certain stock options were modified in connection with the termination of employees. Therefore, the Company has recorded additional non-cash stock-based compensation charges and related tax effects with regard to past stock option grants. The Company is restating its Consolidated Balance Sheet as of January 31, 2006 and its Consolidated Statements of Operations, Shareholders’ Equity and Cash Flows for each of the fiscal years ended January 31, 2006 and 2005 as a result of independent review.

Remediation of Past Material Weaknesses in Internal Control over Financial Reporting

As a result of this review, we identified certain material weaknesses in our internal control over stock option granting process and accounting for modifications of option awards for terminating employees and employees on leave of absence at January 31, 2006 and in periods prior to January 31, 2006.

At January 31, 2006 and in periods prior to fiscal 2006, we did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Item 1, Note 2 of this report. In fiscal year 2007, we implemented significant improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over stock option granting process and accounting for share based payments, including modifications of option awards for terminating employees and employees on leave of absence. These improvements included, but were not limited to:

•	During the quarter ended July 31, 2006, we implemented the practice of using the receipt of the final Compensation Committee approval as the grant and measurement date for stock option grants.

•	During the quarter ended July 31, 2006, we implemented the practice of obtaining approval of the grants by email to improve timeliness of the approval.

•

During the quarter ended January 31, 2007, we established new process and additional review controls to ensure that the terms and conditions of termination arrangements with departing employees were communicated in a timely manner to the accounting and finance personnel for appropriate accounting consideration.

•

As part of financial statement close process to prepare the financial statements, implemented a process to review all employee terminations during fiscal 2007 for appropriate accounting consideration. These reviews were completed subsequent to January 31, 2007 during the preparation of the financial statements for the year ended January 31, 2007.

•

During the quarter ended January 31, 2007, we established new process and additional review controls to ensure that changes in share based awards and issuance of new awards are communicated in a timely manner to the accounting and finance personnel for appropriate accounting consideration.

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this report are certifications of our CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, because of material weaknesses described above were not remediated, the CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by the company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that material information relating to our consolidated operations is made known to our management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the second quarter of fiscal 2007 other than certain of the above mentioned remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings

The Company and its subsidiary Plumtree Software, Inc. (“Plumtree”) are involved in a patent infringement lawsuit against Datamize, LLC (“Datamize”) in the U.S. District Court for the Northern District of California. In July 2004, Plumtree sued Datamize for declaratory judgment that certain U.S. Patents are invalid and not infringed. In January 2007, Datamize answred Plumtree’s complaint and counterclaimed for infringement. In July 2007 the parties were realigned so that Datamize is the plaintiff, and BEA was added to the case as a defendant. The Court issued its claim construction order on August 7, 2007. Trial is set for August 18, 2008. Plumtree and the Company intend to vigorously pursue their claim for declaratory relief and vigorously defend against Datamize’s allegations of infringement. It is not known when or on what basis the matter will be resolved.

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al. was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

In the Keitel Action, plaintiffs sought an injunction against completion of the merger. That motion was denied and the case has now been stayed. In the Globis Action, plaintiff filed an amended complaint on October 22, 2005, which the Company moved to dismiss on October 6, 2006. Plumtree and the individual defendants moved to dismiss the amended complaint on the same date. On December 8, 2006, plaintiff moved for leave to file a second amended complaint. On January 4, 2007, parties stipulated to permit plaintiff to file the second amended complaint. It was filed on January 16, 2007. Defendants moved to dismiss the second amended complaint on February 5, 2007. The briefing on the motions has been completed. Currently, the parties are waiting for the Court to set a date for the hearing. There can be no assurance that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed all liabilities of Plumtree resulting from the litigation.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. In addition, the current complaint includes a claim purportedly on behalf of a class of BEA shareholders arising out of Oracle’s unsolicited acquisition proposal, claiming that members of our Board of Directors breached their fiduciary duties in response to the proposal. It is not known when or on what basis the action will be resolved.

In addition, on August 25, 2006, another shareholder derivative action was filed in the Superior Court for the County of Santa Clara. The court granted a motion to stay that action in deference to the actions filed previously in federal court. It is not known when or on what basis the action will be resolved.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. On October 25, 2007, the complaint was amended to assert a purported class action claim alleging that the Company’s directors breached their fiduciary duties by failing to fully inform themselves of the Company’s true value prior to rejecting Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. Plaintiffs seek an order requiring the director defendants to implement a procedure or process to determine the Company’s true value and obtain the highest possible price for shareholders. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Freedman v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Freedman Action”). The complaint names the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire us for $17.00 per share. The complaint seeks injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Blaz v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Blaz Action”). The complaint names the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Gross v. BEA Systems, Inc. et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Gross Action”). The complaint names the Company, eight of its directors, and certain unnamed “John Doe” parties as defendants, alleging that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action.It is not known when or on what basis the action will be resolved.

On October 12, 2007, a class action lawsuit titled Ellman v. Chuang et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Ellman Action”). The complaint names nine of the Company’s directors as defendants and the Company as a nominal defendant, alleging that the directors breached their fiduciary duties by failing to adequately consider Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. In addition, the complaint asserts a derivative cause of action against the director defendants, ostensibly on behalf of and for the benefit of the Company, again alleging that the director defendants breached their fiduciary duties by failing to adequately consider Oracle’s proposal. The complaint seeks injunctive relief, including an order requiring the Company’s directors to respond reasonably to offers that are in the best interests of shareholders, a prohibition on entry into any contractual provisions designed to impede the maximization of shareholder value, and an order restraining the defendants from adopting or using any defensive measures against a potential acquiror. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

A shareholder class action lawsuit titled Zwick v. BEA Systems, Inc. et al. may be filed in the Superior Court of the State of California for the County of Santa Clara (the “Zwick Action”). The complaint names the Company, eight of its current directors, and certain unnamed “John Doe” parties as defendants. The complaint alleges that the director defendants breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. Plaintiffs indicated their intention to file this suit on October 26, 2007, but as of October 27, 2007, the Company has no confirmation that the suit has in fact been filed. If the suit is filed, the Company will defend the case vigorously. There can be no assurance, however, that we will be successful in our defense of this potential action. It is not known when or on what basis the action will be resolved.

On October 26, 2007, a lawsuit titled High River Ltd. P’Ship et al. v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “High River Action”). The action was brought by High River Ltd. Partnership and certain affiliated parties who purport to collectively beneficially own almost 14 percent of the Company’s stock. The complaint seeks, pursuant to Del. C. § 211, to compel the Company to hold an annual meeting on or before November 30, 2007, and to enjoin the Company from taking certain actions pending the next annual meeting. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

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

Risk Factors that May Impact Future Operating Results

We operate in a rapidly changing environment that involves numerous risks and uncertainties. Set forth below are some, but not all, of these risks and uncertainties, which may have a material adverse effect on our business, financial condition or results of operations, and which could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Prospective and existing investors should carefully consider the following risk factors, and other risks and cautionary statements set forth in this report, in evaluating an investment in our common stock.

We have experienced in the past, and may experience in the future, significant fluctuations in our actual or anticipated revenues and operating results, which has prevented us in the past, and may prevent us in the future from meeting securities analysts’ or investors’ expectations and result in a decline in our stock price.

Our revenues have fluctuated significantly in the past and are likely to fluctuate significantly in the future, which may include declines in quarterly revenues as compared to the previous fiscal quarter and as compared to the same quarterly period in the prior fiscal year, as well as declines in annual revenues as compared to the previous fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected by investors or securities analysts, our stock price is likely to decline. Moreover, even if our total revenues meet investors’ and securities analysts’ expectations, if a component of our total revenues does not meet these expectations, our stock price may decline. Our stock price is also subject to many factors outside of our control, including the substantial volatility generally associated with Internet, software and technology stocks, and broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks from 2000 through 2003, as well as market declines related to terrorist activities and military actions.

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•

difficulty predicting the size and timing of customer orders, including the rate of conversion of our forecasted sales “pipeline” into contracts, particularly as we have become more reliant on larger transactions;

•

our ability to develop, introduce and market, on a timely basis, new products and initiatives, such as our WebLogic Server and WebLogic Platform products, WebLogic Communications Platform products, WebLogic Time & Event Driven, Real-Time and Virtualization products, and our BEA AquaLogic, business process management (“BPM”) and service oriented architecture (“SOA”) products;

•	the rate of customer acceptance of our new products and products to be introduced in the future, and any order delays caused by customer evaluations of these new products;

•

periodic difficulties or changes in the domestic or international economic, business or political environment, particularly affecting the technology industry or industries from which we derive a significant portion of our revenues, such as the telecommunications industry, including but not limited to corporate or consumer confidence in the economy, uncertainties arising out of possible future terrorist activities, military and security actions in Iraq and the Middle East in general, and geopolitical instability such as in parts of Asia, all of which have increased the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and the related disruption of our current business;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

•

fluctuations in foreign currency exchange rates, which could have an adverse impact on our international revenue, particularly in EMEA, if the Euro or British Pound were to weaken significantly against the U.S. dollar;

•	the performance of our international business, which accounts for approximately one-half of our consolidated revenues;

•	changes in the mix of products and services that we sell or the channels through which they are distributed;

•

changes in our competitors’ product offerings, marketing programs and pricing policies, and customer order deferrals in anticipation of new products and product enhancements from us or our competitors;

•	any increased price sensitivity by our customers, particularly in the face of periodic uneven economic conditions and increased competition, including open source or free competitive software;

•

the lengthy sales cycle for our products, particularly with regard to WebLogic Communications Platform, WebLogic Platform, and Aqualogic sales, which typically involve more comprehensive solutions that may require us to provide a significant level of education to prospective customers regarding the use and benefits of our products and may result in more detailed customer evaluations, and the discretionary nature of our customers’ purchase and budget cycles;

•	our ability to control costs and expenses, particularly in the face of periodic difficult economic conditions;

•	loss of key personnel or inability to recruit and hire qualified additional or replacement key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments;

•	our ability to meet our customers’ service requirements;

•	the seasonality of our sales, particularly license orders, which typically significantly adversely affects our revenue in our first quarter; and

•	takeover speculation related specifically to us or to consolidation in the software industry generally.

Our quarterly revenues, expenses and operating results are difficult to forecast because of the volatility of our license revenues.

A substantial portion of our license revenues have been derived from large orders. Reliance on large license transactions increases the risk of fluctuation in quarterly results because the unexpected loss of a small number of larger orders can create a significant revenue shortfall. If we cannot generate a sufficient number of large customer orders, convert a sufficient number of development orders into orders for large deployments, or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and estimated dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to forecast sales and identify trends in our business. This pipeline analysis and related estimates of revenue has in recent periods and may in future periods differ significantly from actual revenues in a particular reporting period. A slowdown in the global economy, among other factors, has caused and may continue to cause customer purchasing decisions to be delayed, reduced in amount or cancelled, all of which have reduced and could in the future reduce the rate of conversion of the pipeline into contracts.

Moreover, we typically receive and fulfill most of our orders within the quarter, and a substantial portion of our orders, particularly our larger transactions, are typically received in the last month of each quarter, with a concentration of such orders at the end of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators such as sales “pipeline” reports about customer demand during a quarter, we may not learn of revenue shortfalls until very late in the quarter, and possibly not until the final day or days of the quarter. Not only could such shortfalls significantly adversely affect our revenues, they could substantially adversely affect our earnings because we may not become aware of such shortfalls in time to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby adversely affect our business, financial condition or results of operations.

Further, periodic adverse economic conditions, particularly those related to the technology industry and the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets in other parts of the world, have increased the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls.

Because of such factors and our operating history and on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods. In addition, as we have expensed stock option grants under FAS 123(R) for fiscal periods commencing February 1, 2006, we will have significant accounting charges that will make it substantially more likely we could experience net losses. Any revenue shortfall below our expectations or increase in expenses could have an immediate and significant adverse effect on our results of operations and lead to a net loss.

The seasonality of our sales typically has a significant adverse effect on our revenues in our first fiscal quarter.

Our first quarter revenues, particularly our license revenues, are typically lower than revenues in the immediately preceding fourth quarter. We believe this is because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a year. In addition, most of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first quarter will continue. Moreover, because of this seasonality, even if we have a very strong fourth quarter in a particular year, the initial quarter in the next year could nevertheless still be weak on a year-over-year comparative basis, as well as on a sequential basis. This risk remains even if the amount of our deferred revenue and backlog is substantial at the close of the immediately preceding fourth quarter. This seasonality may harm our revenues and other operating results in our first quarter and possibly subsequent quarters as well, particularly if the seasonal impact is more pronounced than we expect.

The lengthy sales cycle for our products makes our revenues susceptible to substantial fluctuations.

Many of our customers use our products to implement large, sophisticated applications that are critical to their business, and their purchases are often part of their implementation of a Web-based computing environment, or SOA. Customers evaluating our software products face complex decisions regarding alternative approaches to the integration of enterprise applications, competitive product offerings, implementation of SOA, rapidly changing software technologies and standards, and limited internal resources due to other information systems demands. For these and other reasons, the sales cycle for our products is lengthy and unpredictable, and potential orders are subject to delays or cancellation for reasons over which we have little or no control. In addition, we continue to rely on a significant number of million and multimillion dollar license transactions. In some cases, the larger size of the transactions has resulted in more extended customer evaluation and procurement processes, which in turn have lengthened the overall sales cycle for our products. Periodic economic difficulties in our key markets have also contributed to increasing the length of our sales cycle. Finally, the introduction of AquaLogic and other products and implementation of our products for SOA have contributed to a longer sales cycle due to the fact that it offers a more comprehensive solution that may require us to provide a significant level of education to prospective customers regarding the use and benefits of our products, and may result in more detailed customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would likely be recognized.

We have restructured, and may in the future restructure, our sales force, which can be disruptive.

We continue to rely heavily on our direct sales force. In recent years, we have restructured or made other adjustments to our sales force in response to factors such as conditions in the information technology industry, our expenses related to revenues, management changes, product changes and other external and internal considerations. Changes in the structure of the sales force and sales force management have resulted in a temporary lack of focus and reduced productivity that may have affected revenues in one or more quarters. If we continue to restructure our sales force, then the transition issues associated with restructuring the sales force may recur. Such restructuring or associated transition issues can be disruptive and adversely impact our business and operating results.

Any failure to maintain on-going sales through distribution channels could result in lower revenues, and increasing sales through distribution channels could result in lower margins on our license revenues.

To date, we have sold our products principally through our direct sales force, as well as through indirect sales channels, such as computer hardware companies, packaged application software developers, independent software vendors (“ISVs”), systems integrators (“SIs”), original equipment manufacturers (“OEMs”), consultants, software tool vendors and distributors. Our ability to achieve revenue growth in the future will depend in large part on our success in maintaining existing relationships and further establishing and expanding relationships with our indirect sales channels. In particular, we have an ongoing initiative to further establish and expand relationships with our distributors, especially ISVs and SIs. A significant part of this initiative is to recruit and train a large number of consultants employed by SIs and induce these SIs to more broadly use our products in their consulting practices, as well as to embed our technology in products that our ISV customers offer. We intend to continue this initiative and to seek distribution arrangements with additional ISVs to embed our WebLogic Server and other products in their products. It is possible that we will not be able to successfully expand our distribution channels, secure agreements with additional SIs and ISVs on commercially reasonable terms or at all, and otherwise adequately continue to develop and maintain our relationships with indirect sales channels. Moreover, even if we succeed in these endeavors, it still may not increase our revenues. In particular, we need to carefully monitor the development and scope of our indirect sales channels and create appropriate pricing, sales force compensation and other distribution parameters to help ensure these indirect channels do not conflict with or curtail our direct sales. If we invest resources in these types of expansion and our overall revenues do not correspondingly increase, our business, results of operations and financial condition will be materially and adversely affected. In addition, we already rely on formal and informal relationships with a number of SIs and consulting firms to enhance our sales, support, service and marketing efforts, particularly with respect to implementation and support of our products as well as lead generation and assistance in the sales process. Many such firms have similar, and often more established, relationships with our principal competitors. It is possible that these and other third parties will not provide the level and quality of service required to meet the needs of our customers, or that we will not be able to maintain an effective, long-term relationship with these third parties. However, because we achieve lower margins on license revenue sales through distribution channels, an increase in our sales through distribution channels could result in lower margins on our license revenues.

If we do not compete effectively with new and existing competitors, our revenues and operating margins will decline.

The market for application server, integration and SOA software, and related software infrastructure, and specialty applications in communications, time and event driven, real-time and virtualization products and services is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace.

Our competitors include several companies, such as IBM, Oracle Corporation, SAP AG and Microsoft, which compete in a number of our product lines. All of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; a broader product offering; a larger installed base of customers than we do; and are able to bundle competing products with their other software offerings at a discounted price. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Further, new competitors, or alliances among current and new competitors, may emerge and rapidly gain significant market share. Such competition could materially adversely affect our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us.

Further, competitive pressures and open source availability of functionally competitive software could require us to reduce the price of our products and related services, which could harm our business. We may not be able to compete successfully against current and future competitors, and any failure to do so would harm our business.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes, our revenue and profits will be harmed.

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new products and initiatives that keep pace with technological and market developments and emerging industry standards, as well as our ability to educate and train our sales force and indirect sales channels on our new or enhanced products, initiatives and technologies. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or new products on a timely basis. Failure to develop, acquire and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will materially and adversely affect our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with those of our products with which their software interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

If the markets for application servers, application platforms, application integration, portal, BPM, SOA and related application infrastructure software and Web services decline or do not grow as quickly as we expect, our revenues will be harmed.

We sell our products and services in the application server, application platform, application integration, portal, BPM, SOA and related application and service infrastructure markets. These markets are characterized by continuing technological developments, evolving industry standards and changing customer requirements. Our success is dependent in large part on acceptance of our products by large customers with substantial legacy mainframe systems, customers establishing or building out their presence on the Web for commerce, and developers of Web-based commerce applications and SOA. Our future financial performance will depend in large part on the continued growth in the use of the Web to run software applications and continued growth in the number of companies extending their mainframe-based, mission-critical applications to an enterprise-wide distributed computing environment and to the Internet through the use of application server and integration technology and SOA. The markets for application server, application platform, portal, application integration, web services, BPM and SOA and related services and technologies may not grow and could decline. Even if they do grow, they may grow more slowly than we anticipate, particularly in view of periodic economic difficulties affecting the technology sector in the United States, Asia and Europe. If these markets fail to grow, grow more slowly than we currently anticipate, or decline, our business, results of operations and financial condition will be adversely affected.

Our revenues are derived primarily from a single group of similar and related products and related services, and a decline in demand or prices for these products or services could substantially adversely affect our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server, Tuxedo and our AquaLogic products, and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, Tuxedo, AquaLogic products or related services, such as periodic difficult economic conditions, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. In particular, with regard to Tuxedo, we have recently experienced a decline in the percentage of our license revenue generated by Tuxedo, as well as a decline in the absolute dollar amount of revenue generated by Tuxedo. If this trend were to continue or worsen, it would have an adverse impact on our revenue, profit and other operating results.

Our future growth, if any, is expected to be achieved through the implementation and introduction of our new product initiatives in SOA, AquaLogic, time and event-driven architectures, real-time applications, virtualization, and WebLogic Communications Platform. Many of these new product initiatives have substantial, entrenched competitors with greater resources and experience in these product areas. Other product initiatives are in nascent markets, and it is unclear when or if these markets will develop into substantial markets or whether we will serve those markets well. There can be no assurances that all or any of these new products will be successful and contribute to profitability or growth.

If our WebLogic Communications Platform, AquaLogic and other recently introduced products do not achieve significant market acceptance, or market acceptance is delayed, our revenues will be substantially adversely affected.

In January 2006 we released the first product of our WebLogic Communications Platform. In June 2006, we introduced the BEA AquaLogic group of products and enhanced them with products from the Plumtree acquisition for our SOA offerings. We have invested substantial resources to develop, acquire and market these products, and anticipate that this will continue. If these products and our other products currently in development do not achieve substantial market acceptance among new and existing customers, whether due to factors such as any technological problems, competition, pricing, sales execution, market shifts or otherwise, it will have a material adverse effect on our revenues and other operating results. Moreover, because our new products generally offer broader solutions and other improvements over our prior products, potential customers may take additional time to evaluate their purchases, which can delay customer acceptance of our new products. If these delays continue or worsen, it will adversely affect our revenues and other operating results.

If we fail to adequately protect our intellectual property rights, competitors may use our technology and trademarks, which could weaken our competitive position, reduce our revenues and increase our costs.

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have in the past provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of our source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate, and our competitors could independently develop similar technology, duplicate our products, or design around patents and other intellectual property rights that we hold.

Third parties could assert that our software products and services infringe their intellectual property rights, which could expose us to increased costs and litigation.

We have been and continue to be subject to legal proceedings and claims that arise in the ordinary course of our business, including claims currently being asserted that our products infringe certain patent rights. It is possible that third parties, including competitors, technology partners and other technology companies, could successfully claim that our current or future products, whether developed internally or acquired, infringe their rights, including their trade secret, copyright and patent rights. These types of claims, with or without merit, can cause costly litigation that requires significant management time, as well as impede our sales efforts due to any uncertainty as to the outcome, all of which could materially adversely affect our business, operating results and financial condition. These types of claims, with or without merit, could also cause us to pay substantial damages or settlement amounts, cease offering any subject technology or products altogether, require us to enter into royalty or license agreements, compel us to license software under unfavorable terms, and damage our ability to sell products due to any uncertainty generated as to intellectual property ownership. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us, which could have a material adverse effect upon our business, operating results and financial condition, particularly if we are unable to ship key products.

If our products contain software defects, it could harm our revenues and expose us to litigation.

The software products we offer are internally complex and, despite extensive testing and quality control, may contain errors or defects, especially when we first introduce them. We may need to issue corrective releases of our software products to fix any defects or errors. Any defects or errors could also cause damage to our reputation and result in loss of revenues, product returns or order cancellations, lack of market acceptance of our products, or increased service and warranty costs. Accordingly, any defects or errors could have a material and adverse effect on our business, results of operations and financial condition.

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

If we do not maintain our relationships with third-party vendors, interruptions in the supply of our products may result.

Portions of our products incorporate software that was developed and is maintained by third-party software vendors. We may not be able to replace the functionality provided by the third-party software currently offered with our products if that software becomes obsolete or incompatible with future versions of our products or is not adequately maintained or updated. Any significant interruption in the supply of these products could adversely impact our sales unless and until we can secure another source at costs which are acceptable to us. We depend in part on these third parties’ abilities to enhance their current products, to develop new products on a timely and cost-effective basis and to respond to emerging industry standards and other technological changes. The inability to replace, or any significant delay in the replacement of, functionality provided by third-party software in our products could materially and adversely affect our business, financial condition or results of operations.

Our international operations expose us to greater management, collections, currency, export licensing, intellectual property, tax, regulatory and other risks.

Revenues from markets outside of the Americas has accounted for approximately one-half of our total revenues over the past several years, and we expect these markets to continue to account for a significant portion of our total revenues. We sell our products and services through a network of branches and subsidiaries located in 37 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. The EMEA region has historically accounted for, and we expect in the future will continue to account for, a significant portion of our revenues. If the value of the U.S. dollar relative to European currencies were to significantly increase, it would have an adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East, geopolitical instabilities in other parts of the world and a backlash against U.S. based companies may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Changes in accounting regulations and related interpretations and policies, particularly those related to accounting for stock options and revenue recognition, could cause us recognize lower revenue and profits or to defer recognition of revenue.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. For example, the FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123(R)”), Share-Based Payment, replacing FAS 123, which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using the fair value based method. The fair value based method of accounting for compensation transactions required under FAS 123(R) requires the use of valuation methodologies which were developed for valuing traded options, not employee stock options and restricted stock units, and requires a number of assumptions, estimates and conclusions regarding complex and subjective matters such as the expected forfeitures of equity awards, the expected volatility of our stock price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. In addition, these factors may be difficult to analyze. Therefore, it is possible that the attribution of this non-cash charge may be misunderstood and cause increased volatility in our stock price. Similarly, factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate. In accordance with FAS 123(R), we have expensed stock options granted in fiscal periods commencing February 1, 2006 using the fair value method. For example, for the six months ended July 31, 2006, we accounted for stock-based compensation under FAS 123(R) and diluted earnings per share were reduced by $0.05 per share. Had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share for the six months ended July 31, 2005 would have been reduced by $0.08 per share.

Similarly, although we use standardized license agreements designed to meet current revenue recognition criteria under generally accepted accounting principles, we must often negotiate and revise terms and conditions of these standardized agreements, particularly in larger license transactions. Negotiation of mutually acceptable terms and conditions can extend the sales cycle and, in certain situations, may require us to defer recognition of revenue on the license. While we believe that we are in compliance with Statement of Position 97-2, Software Revenue Recognition, as amended, the American Institute of Certified Public Accountants continues to issue implementation guidelines for these standards and the accounting profession continues to discuss a wide range of potential interpretations. Additional implementation guidelines, and changes in interpretations of such guidelines, could lead to unanticipated changes in our current revenue accounting practices that could cause us to defer the recognition of revenue to future periods or to recognize lower revenue and profits.

Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts and other financial reporting matters require us to make difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that our judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

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

If we are unable to manage our growth, our business will suffer.

We have experienced substantial growth since our inception in 1994. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 4,131 employees in 77 offices in 36 countries at July 31, 2006. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

The majority of our expenses are personnel-related costs such as employee compensation and benefits, along with the cost of the infrastructure (occupancy and equipment) to support our employee base. The failure to adjust our employee base to the appropriate level to support our revenues could materially and adversely affect our business, operating results and financial condition.

We may lose key personnel or may not be able to hire enough qualified personnel, which would adversely affect our ability to manage our business, develop and acquire new products and increase revenue.

We believe our future success will depend upon our ability to attract and retain highly skilled personnel, including members of management and key technical employees. Competition for these types of employees is intense, and it is possible that we will not be able to retain our key employees and that we will not be successful in attracting, assimilating and retaining qualified candidates in the future. In addition, as we seek to expand our global organization, the hiring of qualified sales, technical and support personnel has been, and will continue to be, difficult due to the limited number of qualified professionals. Failure to attract, assimilate and retain key personnel would have a material adverse effect on our business, results of operations and financial condition.

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees’ interests with the interests of our stockholders, encourage employee recruitment and retention, and provide competitive compensation packages. The changing regulatory landscape, including as a result of FAS 123(R), could make it more difficult and expensive for us to grant stock options to employees in the future, and require us to modify our equity granting strategy, including reducing the level of equity awards we grant. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

If we cannot successfully integrate our past and future acquisitions, our revenues may decline and expenses may increase.

From our inception in January 1994, we have made a substantial number of strategic acquisitions. From June 2005 to August 2006, we acquired Plumtree Software, Inc., a publicly traded software company, as well as six smaller companies in targeted cash acquisitions, each of which has presented an integration challenge to our business operations. In addition, integration of acquired companies, divisions and products involves the assimilation of potentially conflicting products and operations, including the maintenance of effective internal controls, which diverts the attention of our management team and may have a material adverse effect on our operating results in future quarters. It is possible that we may not achieve any of the intended financial or strategic benefits of these transactions. Further, while we may desire to make additional acquisitions in the future, there may not be suitable companies, divisions or products available for acquisition. Our acquisitions entail numerous risks, including the risk that we will not successfully assimilate the acquired operations and products, retain key employees of the acquired companies, or execute successfully the strategy driving the acquisition. There are also risks relating to the diversion of our management’s attention, and difficulties and uncertainties in our ability to maintain the key business relationships that we or the acquired companies have established. In addition, we may have product liability or intellectual property liability associated with the sale of the acquired company’s products. Acquisitions also expose us to the risk of claims by terminated employees, shareholders of the acquired companies or other third parties related to the transaction. Finally, if we undertake future acquisitions, we may issue dilutive securities, assume or incur additional debt obligations, incur large one-time expenses, utilize substantial portions of our cash, and acquire intangible assets that would result in significant future amortization expense. Any of these events could have a material adverse effect on our business, operating results and financial condition.

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. For example, in the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. At July 31, 2006, we had remaining net goodwill and net acquired intangible assets of approximately $201.1 million. If we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

We face risks in connection with Plumtree’s government contracts which may adversely affect our results of operations.

We face risks associated with the businesses and operations of Plumtree, which we acquired on October 20, 2005. Plumtree derived a significant portion of its software license and service revenue from government customers. We have assumed Plumtree’s business with the United States government and other domestic and international public entities, including the risks associated with such business, such as the susceptibility to unpredictable governmental budgetary and policy changes. Sales to government entities can be adversely affected by budgetary cycles, changes in policy and other political events outside of our control, such as the outbreak of hostilities overseas and domestic terrorism. Governments often retain the ability to cancel contracts at their convenience in times of emergency or under other circumstances. Some of Plumtree’s government customers have experienced budgetary constraints due to decreased federal funding to state and local governments. Additionally, the government may require special intellectual property rights and other license terms generally more favorable to the customer than those typical in non-government contracts. These requirements involve more licensing cost and increased contract risk for us. The government procurement process in general can be long and complex and being a government vendor subjects us to additional regulations.

In addition, we have conducted an initial internal investigation into Plumtree’s compliance with, and we are subject to an ongoing review in relation to, Plumtree’s contract with the U.S. General Services Administration (“GSA”) which may adversely impact our financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its GSA contract, Plumtree may not have complied fully with the terms of the “Price Reductions” clause of such contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. BEA has reviewed this analysis and based on our assessment we have recorded $1.5 million as the fair value of the contingency as of October 20, 2005. In January 2006, we completed this self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like us to perform an additional review of the period from March 31, 2005 through June 30, 2005. We are currently assessing the GSA’s desire for this additional period. However we have not commenced such additional review and have not recorded any additional contingency accruals related to this issue as of July 31, 2006. There has been no communication from the GSA since April 2006. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on our financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations.

Some provisions in our certificate of incorporation and bylaws, as well as a stockholder rights plan, may have anti-takeover effects.

We have a stockholder rights plan providing for one right for each outstanding share of our common stock. Each right, when exercisable, entitles the registered holder to purchase certain of our securities at a specified purchase price. The rights plan my have the anti-takeover effects of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The existence of the rights plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable. In addition, provisions of our current certificate of incorporation and bylaws, as well as Delaware corporate law, could make it more difficult for a third party to acquire us without the support of our Board of Directors, even if doing so would be beneficial to our stockholders.

The ongoing U.S. military activity in Iraq and any terrorist activities could adversely affect our revenues and operations.

The U.S. military activity in Iraq, terrorist activities and related military and security operations have in the past disrupted economic activity throughout the United States and much of the world. This significantly adversely impacted our operations and our ability to generate revenues in the past and may again in the future. An unfavorable course of events in the future related to the ongoing U.S. military activity in Iraq; any other military or security operations, particularly with regard to the Middle East; any future terrorist activities; or geopolitical tension in other parts of the world could have a similar or worse effect on our operating results, particularly if such attacks or operations occur in the last month or weeks of our quarter or are significant enough to further weaken the U.S. or global economy. In particular, such activities and operations could result in reductions in information technology spending, order deferrals, and reductions or cancellations of customer orders for our products and services.

An unfavorable government review of our income and payroll tax returns or changes in our effective tax rates could adversely affect our operating results.

Our operations are subject to income, payroll and indirect taxes in the United States and in multiple foreign jurisdictions. We exercise judgment in determining our worldwide provision for these taxes, and in the ordinary course of our business there may be transactions and calculations where the ultimate tax determination is uncertain.

Our U.S. federal income tax returns for 2005 through 2006 fiscal years are currently under examination by the IRS. In addition, certain of our U.S. payroll tax returns (primarily related to taxes associated with stock option exercises), and various state and foreign tax returns are under examination by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements.

STOCK OPTION REVIEW RISK FACTORS

The Audit Committee’s conclusion that certain historical stock option grants were not accounted for correctly has had, and could continue to have, an adverse effect on our financial results.

The Audit Committee has concluded that, primarily from fiscal 1998 through fiscal 2006, a large number of stock options were not accounted for correctly in our financial statements. As a result, we have restated our financial results for the years ended January 31, 1998 through the quarter ended April 31, 2006, and taken substantial compensation charges in each of those periods. We could continue to incur substantial charges in future periods in connection with the results of the review that are not compensation charges. Such charges could include, but are not limited to, payments to employees or taxing authorities arising from potential income tax liabilities pursuant to the U.S. Internal Revenue Code Section 409A.

The Audit Committee’s review of our historical stock option grant practices, together with the preparation of the resulting financial restatements, has consumed considerable amounts of Board member and management time and caused us to incur substantial expenses, which have had and could continue to have an adverse effect on us.

The Audit Committee’s review of our historical stock option grants and the preparation of our restated consolidated financial statements have required us to expend significant Board member and management time, and to incur significant accounting, legal and other expenses. The review and preparation of our financial statements lasted over a year and required numerous meetings of the Audit Committee, the full Board of Directors and members of our senior management. The review has diverted the attention of our Board and management team from the operation of our business and proven to be a significant distraction. In addition, we have incurred substantial expenses in connection with the review, which have had and could continue to have a negative effect on our financial results. The period of time necessary to resolve these ongoing matters is uncertain, and these matters could require significant additional Board and management attention and resources.

The ongoing government inquiries relating to our historical stock option grant practices are time consuming and expensive and could result in injunctions, fines and penalties that may have a material adverse effect on our financial condition and results of operations.

The inquiries by the United States Securities and Exchange Commission (“SEC”) into our historical stock option grant practices are ongoing. We have fully cooperated with the SEC and intend to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. These inquiries will likely require us to continue to expend significant management time and incur significant legal and other expenses, and could result in actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our business and earnings.

As a result of the matters identified by the Audit Committee’s review of our historical stock option grant practices, we have failed to comply with SEC reporting requirements and Nasdaq listing requirements and may continue to face compliance issues with both. The continued failure by us to remain in compliance with SEC reporting requirements and Nasdaq listing requirements would likely have a material adverse effect on the Company and our stockholders.

Due to the Audit Committee’s review of our historical stock option grant practices and resulting restatements, we could not file our periodic reports with the SEC on a timely basis and faced the possibility of delisting from Nasdaq. With the filing of our Annual Report on Form 10-K for the year ended January 31, 2007 and Quarterly Reports on Form 10-Q for the quarters ended July 30, 2006, October 31, 2006, April 30, 2007 and July 31, 2007, we believe we have returned to full compliance with SEC reporting requirements and Nasdaq listing requirements and, therefore, that the Nasdaq delisting matter is now closed. However, if the SEC has comments on these reports (or other reports that we previously filed) that require us to file amended reports, or if Nasdaq does not concur that we are in compliance with applicable listing requirements, we may be unable to maintain the listing of our stock on Nasdaq. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be harmed. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could harm our business. In addition, if we are not in compliance with our SEC reporting requirements in the future, it could have a negative impact on our reputation, including our relationships with our investors and our customers, our ability to acquire new customers, including new contracts with U.S. federal and other government entities, and, ultimately, our ability to generate revenue. Such lack of current information regarding us could also lead to our inability to access the capital markets for debt or loan financings because investors and lenders would not have information in order to evaluate us.

We have been named as a party to a number of shareholder derivative lawsuits relating to our historical stock option grant practices, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive and could have a material adverse effect on our business.

In connection with our historical stock option grant practices and resulting restatements, a number of derivative actions were filed against certain of our current and former directors and officers purporting to assert claims on the Company’s behalf. There may be additional lawsuits of this nature filed in the future. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, there could be a material adverse effect on our business, financial condition and results of operations.

Our insurance coverage will not cover our total liabilities and expenses in these lawsuits, in part because we have a significant deductible on certain aspects of the coverage. In addition, subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees in connection with the review of our historical stock option grant practices and the related litigation and government inquiries. We currently hold insurance policies for the benefit of our directors and officers, although our insurance coverage may not be sufficient in some or all of these matters. Furthermore, the insurers may seek to deny or limit coverage in some or all of these matters, in which case we may have to self-fund all or a substantial portion of our indemnification obligations.

We are subject to the risks of additional lawsuits in connection with our historical stock option grant practices, the resulting restatements, and the remedial measures we have taken.

In addition to the possibilities that there may be additional governmental actions and shareholder lawsuits against us, we may be sued or taken to arbitration by former officers and employees in connection with their stock options, employment terminations and other matters. These lawsuits may be time consuming and expensive, and cause further distraction from the operation of our business. The adverse resolution of any specific lawsuit could have a material adverse effect on our business, financial condition and results of operations.

If we fail to maintain effective internal controls or remediate any future material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud which could have an adverse effect on our business and operating results and our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. As a result of the Audit Committee’s review into our historical stock option grant practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 4—Controls and Procedures). A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. A failure to implement and maintain effective internal control over financial reporting could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

Failure to comply with applicable corporate governance requirements may cause us to delay filing our periodic reports with the SEC, affect our Nasdaq listing, and adversely affect our stock price.

Federal securities laws, rules and regulations, as well as Nasdaq rules and regulations, require companies to maintain extensive corporate governance measures, impose comprehensive reporting and disclosure requirements, set strict independence and financial expertise standards for audit and other committee members and impose civil and criminal penalties for companies and their chief executive officers, chief financial officers and directors for securities law violations. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices, which could harm our results of operations and divert management’s attention from business operations.

It may become more difficult and costly to obtain director and officer insurance coverage due to the results of our stock option review.

We expect that the issues arising from our review of stock option grant policies will make it more difficult to obtain director and officer insurance coverage in the future. If we are able to obtain this coverage, it could be significantly more costly than in the past, which would have an adverse effect on our financial results and cash flow. As a result of this and related factors, our directors and officers could face increased risks of personal liability in connection with the performance of their duties. As a result, we may have difficultly attracting and retaining qualified directors and officers, which could adversely affect our business.

RISKS RELATED TO THE RECENT ACQUISITION SPECULATION AND INVESTOR ACTIONS

Despite recent acquisition speculation and investor actions, a merger, acquisition or other transaction involving us may not occur or may occur at a price per share of our common stock that is below the current trading price, which could harm our stock price.

We face uncertainty concerning our future given certain investors’ calls to auction us, the recent unsolicited cash public offer for us by Oracle at $17.00 per share of our common stock (which offer expired on October 28, 2007), and our board of directors’ stated willingness to negotiate the sale of us at $21.00 per share. As a result of these developments, our stock price has increased substantially in anticipation of a transaction, particularly after the public announcement of Oracle’s offer. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline.

General customer uncertainty related to acquisition speculation and investor actions could harm our business.

Due to the uncertainty concerning an acquisition of us and the identity of the possible acquiror or its intentions, many of our current and potential customers may decide not to purchase from us or may defer purchasing decisions indefinitely. If our customers delay or defer purchasing decisions, particularly with respect to the million and multimillion dollar license transactions that we rely on, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Acquisition speculation and investor actions could cause us to lose key personnel, prevent us from hiring additional key personnel and distract our management, which could harm our business.

Due to the recent acquisition speculation and investor actions, our current and prospective employees could experience uncertainty about their future roles within BEA as an independent entity or as an acquired business. This uncertainty may harm our ability to attract and retain key management, sales, marketing and technical personnel and may lead to increased employee attrition.

This acquisition speculation and investor activity also has diverted the attention of our management team from the operation of our business. Any failure to attract and retain key personnel and the distraction of our management could harm our business.

We have been named in various stockholder and purported stockholder class action lawsuits for various matters related to the recent acquisition offer and takeover speculation, and we may be named in additional lawsuits in the future. This litigation could become time consuming and expensive, could prevent or delay any transaction and could harm our business.

We and members of our board of directors have been named in six purported stockholder class action complaints, two in the Delaware Chancery court, three in California in the Santa Clara County Superior Court (one of which purports also to be a derivative lawsuit) and one in the federal court for the Northern District of California (which was an amended complaint to the stock option review derivative action). Generally, these actions allege breach of fiduciary duties by our directors by failing to give proper consideration to the October 12, 2007 publicly announced and unsolicited bid by Oracle for us at $17.00 per share of our common stock (which offer expired on October 28, 2007), and seek damages and equitable relief. In addition, a group of affiliated stockholders has brought an action against us and members of our board of directors in Delaware Chancery Court seeking to compel us to hold our annual meeting on or before November 30, 2007, and to enjoin us from taking certain actions pending the annual meeting. For a complete description of these actions, see Part II, Item 1. “Legal Proceedings.” We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, any acquisition transaction could be prevented or delayed or our business could be harmed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Stockholders held on July 19, 2006, the following proposals were submitted to the vote of stockholders with the following results:

		Affirmative Votes	Votes Withheld
1. Election of the following individuals to the Board of Directors as Class II directors, to hold office until the 2009 Annual Meeting of Stockholders:
L. Dale Crandall		334,390,098	17,358,990
William H. Janeway		324,604,932	27,144,156
Richard T. Schlosberg III		339,534,532	12,214,556
	Affirmative Votes	Negative Votes	Abstentions	Broker Non-Votes
2. To approve the adoption of the BEA Systems, Inc. 2006 Stock Incentive Plan in replacement of the Company’s 1997 Stock Incentive Plan and the Company’s 2000 Non-Qualified Stock Incentive Plan.	228,217,597	54,945,404	897,578	67,688,509
3. To ratify and approve the BEA Systems, Inc. Senior Executive Bonus Plan in conformity with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended.	344,493,616	5,912,246	1,343,226	None
4. Ratify and approve the appointment of Ernst & Young, LLP as the independent registered public accounting firm for the Company for the fiscal year ending January 31, 2007.	345,496,448	5,845,529	407,106	None
5. Stockholder proposal regarding stockholder proposal protocol.	105,819,858	177,409,040	831,680	67,688,510
6. Stockholder proposal regarding repeal of the classified Board of Directors.	212,545,181	70,786,103	729,294	67,688,510

In addition, the terms of office of the following directors continued after the annual meeting: Alfred S. Chuang, Stewart K.P. Gross, Dean O. Morton, Bruce A. Pasternack and George Reyes.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit number	Description

10.1	Credit Agreement between the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto, dated July 31, 2006

10.2	Forms of agreement under the Registrant’s 1997 Employee Stock Purchase Plan, as amended*

10.3	Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission File Number 000-22369)*

10.4	Senior Executive Bonus Plan, effective July 19, 2006 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission File Number 000-22369)*

10.5	Compensation Agreement dated June 30, 2006 between the Registrant and Alfred S. Chuang*

10.6	Employment Agreement effective as of May 1, 2006 between the Registrant and Thomas M. Ashburn (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on form 10-K, filed on April 14, 2006, Commission File Number 000-22369)*

10.7	Compensation Letter dated March 22, 2006 between the Registrant and Mark P. Dentinger*

10.8	Compensation Letter dated March 22, 2006 between the Registrant and Wai M. Wong*

10.9	Compensation Letter dated March 22, 2006 between the Registrant and Mark T. Carges*

10.10	Compensation Letter dated March 22, 2006 between the Registrant and William M. Klein*

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/S/ MARK P. DENTINGER
Mark P. Dentinger Chief Financial Officer and Principal Accounting Officer

Dated: November 15, 2007