Form 10-Q
period 2006-10-31
BEA SYSTEMS INC
filed 2007-11-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐    No  ☒

Indicate by check mark whether Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒            Accelerated filer  ☐             Non-accelerated filer  ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 31, 2007, there were approximately 398,272,000 shares of the Registrant’s common stock outstanding.

BEA SYSTEMS, INC.

Explanatory Note

Restatement of Financial Information. In this Quarterly Report on Form 10-Q as of and for the quarter ended October 31, 2006, BEA Systems, Inc. (the “Company” or “We”) restated its Consolidated Balance Sheet as of January 31, 2006 and its Condensed Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the three and nine months ended October 31, 2005 as a result of an independent stock option review initiated by the Company’s Board of Directors and conducted by its Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Annual Report on Form 10-K as of and for the year ended January 31, 2007, we are restating our Consolidated Balance Sheet as of January 31, 2006 and its Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the fiscal years ended January 31, 2006 and 2005, and Unaudited Condensed Consolidated Financial Statements for the three months ended April 30, 2006.

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

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Revenues:
License fees	$136,365	$121,323	$404,735	$355,693
Services	211,307	170,200	605,788	502,708

Total revenues	347,672	291,523	1,010,523	858,401

Cost of revenues:
Cost of license fees	15,501	9,645	46,979	24,103
Cost of services	67,807	50,161	198,493	156,163

Total cost of revenues	83,308	59,806	245,472	180,266

Gross profit	264,364	231,717	765,051	678,135
Operating expenses:
Sales and marketing	130,368	104,875	378,445	311,996
Research and development	58,710	46,774	169,568	127,937
General and administrative	35,881	27,311	98,004	79,724
Acquisition-related in-process research and development	1,700	4,600	4,400	4,600

Total operating expenses	226,659	183,560	650,417	524,257

Income from operations	37,705	48,157	114,634	153,878
Interest and other, net:
Interest expense	(6,082)	(8,152)	(18,080)	(23,682)
Interest income	17,680	12,416	43,554	31,830
Net gains on sale of minority interest in equity investments	—	—	10,972	—
Other	(2,054)	1,020	(2,644)	(936)

Total interest and other, net	9,544	5,284	33,802	7,212

Income before provision for income taxes	47,249	53,441	148,436	161,090
Provision for income taxes	12,128	16,748	44,205	47,809

Net income	35,121	36,693	104,231	113,281
Other comprehensive income:
Foreign currency translation adjustments	(563)	(2,824)	6,161	(10,127)
Unrealized gain (loss) on available-for-sale investments, net of income taxes	938	458	1,983	427

Comprehensive income	$35,496	$34,327	$112,375	$103,581

Net income per share:
Basic	$0.09	$0.10	$0.27	$0.29

Diluted	$0.08	$0.09	$0.25	$0.28

Number of shares used in per share calculations:
Basic	397,790	385,850	393,000	390,593

Diluted	415,470	394,410	409,010	398,530

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	October 31, 2006	January 31, 2006 As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$799,312	$1,017,772
Restricted cash	262,168	2,373
Short-term investments	344,830	370,763
Accounts receivable, net	273,162	331,332
Other current assets	43,750	80,489

Total current assets	1,723,222	1,802,729
Long-term investments	31,743	64,422
Property and equipment, net	344,789	343,389
Goodwill, net	246,951	138,235
Acquired intangible assets, net	78,323	78,502
Long-term restricted cash	1,534	2,644
Other long-term assets	48,926	38,322

Total assets	$2,475,488	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,059	$22,984
Accrued liabilities	92,683	97,123
Restructuring obligations	2,022	3,531
Accrued payroll and related liabilities	77,178	92,039
Accrued income taxes	71,357	83,105
Deferred revenues	337,598	379,123
Convertible subordinated notes	255,250	465,250
Current portion of notes payable	504	218

Total current liabilities	872,651	1,143,373
Deferred tax liabilities	3,943	1,283
Notes payable and other long-term obligations	231,386	227,388
Commitments and contingencies
Stockholders’ equity:
Common stock	456	444
Additional paid-in capital	1,806,715	1,667,577
Treasury stock, at cost	(478,249)	(478,249)
Retained earnings (accumulated deficit)	27,315	(76,916)
Deferred compensation	—	(19,785)
Accumulated other comprehensive income	11,271	3,128

Total stockholders’ equity	1,367,508	1,096,199

Total liabilities and stockholders’ equity	$2,475,488	$2,468,243

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2006	2005 As Restated (1)
Operating activities:
Net income	$104,231	$113,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,260	18,339
Amortization of deferred compensation	—	15,597
Amortization and impairment charges related to acquired intangible assets	28,201	6,108
Stock compensation expense	54,629	—
Excess tax benefit from stock-based payment arrangements	(7,362)	—
Acquisition-related in-process research and development	4,400	—
Gain on sales of minority interest in equity investments	(10,972)	—
Changes in operating assets and liabilities	16,054	14,102
Other	1,373	15,638

Net cash provided by operating activities	207,814	183,065

Investing activities:
Purchases of property and equipment	(16,873)	(15,170)
Payments for acquisitions, net of cash acquired	(128,046)	(202,304)
Purchases of available-for-sale short-term investments	(376,639)	(511,267)
Proceeds from maturities of available-for-sale short-term investments	125,550	406,523
Proceeds from sales of available-for-sale short-term investments	311,085	411,576
Proceeds from sale of minority interest in equity investments	11,610	—
Other	—	1,322

Net cash provided by (used in) investing activities	(73,313)	90,680

Financing activities:
Repurchase of short-term convertible subordinated notes	(208,562)	—
Excess tax benefit from stock-based payment arrangements	7,362	—
Net proceeds received for employee stock purchases	94,692	38,166
Funds placed in restricted cash for convertible debt defeasance	(260,355)	—
Purchases of treasury stock	—	(179,992)

Net cash used in financing activities	(366,863)	(141,826)

Net increase in cash and cash equivalents	(232,362)	131,919
Effect of exchange rate changes on cash and cash equivalents	13,902	(15,580)
Cash and cash equivalents at beginning of period	1,017,772	777,754

Cash and cash equivalents at end of period	$799,312	$894,093

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations with respect to the fiscal year ended January 31, 2006, contained in the BEA Systems, Inc. (referred to herein as “we”, “us”, “BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the nine months ended October 31, 2006 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2007 (“Fiscal 2007”) or thereafter.

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

Revenue arrangements with extended payment terms are generally considered not to be fixed or determinable and, the Company generally does not recognize revenue on these arrangements until the customer payments become due and all other revenue recognition criteria have been met. In certain countries where collection risk is considered to be high, such as certain Latin American, Asian and Eastern European countries, revenue is generally recognized upon receipt of cash and, in some cases, evidence of delivery to the end user when the sale is made through a distributor.

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

In fiscal 2002 and fiscal 2005, the Company recorded a facilities consolidation charge for its estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from the Company’s original estimates. To the extent that new estimates vary adversely from the original estimates, the Company may incur additional losses that are not included in the accrued balance at October 31, 2006. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than the Company’s accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on the Company’s statement of operations in a future period.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109, Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $28.5 million are realizable based on the “more likely than not” standard required for recognition. The remaining valuation allowance at October 31, 2006 is primarily attributable to accumulated stock option tax deductions. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the amount presently recorded, an adjustment to the net deferred tax asset would be credited to additional paid-in-capital.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. FAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We will be required to adopt the provisions of FAS No. 157 beginning with our fiscal quarter ending April 30, 2007. We are evaluating the impact of the adoption of FAS No. 157 on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R). FAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted effective February 1, 2007. FAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of FAS No. 158 effective February 1, 2009. Based upon our January 31, 2007 balance sheet and with insignificant foreign pension plan obligations, we do not expect the adoption of FAS No. 158 to have a material impact on our results of operations and financial position.

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

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115, (“FAS 159”). FAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, an entity may elect to use fair value to measure eligible items including accounts receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, and issued debt. FAS 159 is required to be adopted by the Company in the first quarter of fiscal 2009. The Company currently is assessing the impact, if any, FAS 159 will have on its consolidated results of operations and financial condition.

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

2. Restatement of Consolidated Financial Statements

In this Form 10-Q, the Company is restating its consolidated balance sheet as of January 31, 2006, and the related consolidated statements of income for the three and nine months ended October 31, 2006 and the related consolidated statement of cash flows for the nine months ended October 31, 2005. In the 2007 Form 10-K, the Company is restating its consolidated balance sheet as of January 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years ended January 31, 2006 and January 31, 2005. In addition, the Company is restating the unaudited quarterly financial information and financial statements for interim periods of fiscal 2006, and unaudited condensed financial statements for the three months ended April 31, 2006.

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

Effects of Restatement Adjustments

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of operations (in thousands):

	Three months ended October 31, 2005			Nine months ended October 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$121,323	$—	$121,323	$355,693	$—	$355,693
Services	170,200	—	170,200	502,708	—	502,708

Total revenues	291,523	—	291,523	858,401	—	858,401
Cost of revenues:
Cost of license fees	9,649	(4)	9,645	24,680	(577)	24,103
Cost of services	50,077	84	50,161	157,552	(1,389)	156,163

Total cost of revenues	59,726	80	59,806	182,232	(1,966)	180,266

Gross profit	231,797	(80)	231,717	676,169	1,966	678,135
Operating expenses:
Sales and marketing	104,684	191	104,875	316,007	(4,011)	311,996
Research and development	46,306	468	46,774	128,721	(784)	127,937
General and administrative	26,461	850	27,311	78,733	991	79,724
Acquisition-related in-process research and development	4,600	—	4,600	4,600	—	4,600

Total operating expenses	182,051	1,509	183,560	528,061	(3,804)	524,257
Income from operations	49,746	(1,589)	48,157	148,108	5,770	153,878
Interest and other, net:
Interest expense	(8,152)	—	(8,152)	(23,682)	—	(23,682)
Interest income	12,416	—	12,416	31,830	—	31,830
Other, net	1,020	—	1,020	(936)	—	(936)

Total interest and other, net	5,284	—	5,284	7,212	—	7,212

Income before provision for income taxes	55,030	(1,589)	53,441	155,320	5,770	161,090
Provision for income taxes	17,890	(1,142)	16,748	47,977	(168)	47,809

Net income	37,140	(447)	36,693	107,343	5,938	113,281
Other comprehensive income:
Foreign currency translation adjustments	(2,824)	—	(2,824)	(10,127)	—	(10,127)
Unrealized gain (loss) on available-for-sale investments, net of income taxes	458	—	458	427	—	427

Comprehensive income	$34,774	$(447)	$34,327	$97,643	$5,938	$103,581

Net income per share:
Basic	$0.10	—	$0.10	$0.27	0.02	$0.29
Diluted	$0.09	—	$0.09	$0.27	0.01	$0.28
Shares used in computing net income per share:
Basic	385,850	—	385,850	390,593	—	390,593
Diluted	394,850	(440)	394,410	398,907	(377)	398,530

The following table presents the effect of the related adjustments on the pro forma calculation of the net income and income per share for the three and nine months ended October 31, 2005 (in thousands, except per share amounts):

	Three months ended October 31, 2005			Nine months ended October 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income as reported	$37,140	$(447)	$36,693	$107,343	$5,938	$113,281
Add back:
Stock-based employee compensation included in reported net income, net of tax	1,269	1,899	3,168	6,104	5,827	11,931
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(19,890)	2,383	(17,507)	(69,626)	11,062	(58,564)

Pro forma net income	$18,519	$3,835	$22,354	$43,821	$22,827	$66,648

Basic net income (loss) per share as reported	$0.10	—	$0.10	$0.27	—	$0.29

Diluted net income (loss) per share as reported	$0.09	—	$0.09	$0.27	—	$0.28

Pro forma basic net income per share	$0.05	0.01	$0.06	$0.11	$0.06	$0.17

Pro forma diluted net income per share	$0.05	0.01	$0.06	$0.11	$0.06	$0.17

The following tables present the effect of the restatement adjustments upon the Company’s previously reported consolidated balance sheets (in thousands):

	January 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$—	$1,017,772
Restricted cash	2,373	—	2,373
Short-term investments	370,763	—	370,763
Accounts receivable, net of allowance for doubtful accounts of $9,350	331,332	—	331,332
Deffered tax assets	28,396	—	28,396
Prepaid expenses and other current assets	52,093	—	52,093

Total current assets	1,802,729	—	1,802,729
Long-term investments	64,422	—	64,422
Property and equipment, net	343,389	—	343,389
Goodwill, net	145,523	(7,288)	138,235
Acquired intangible assets, net	78,502	—	78,502
Long-term restricted cash	2,644	—	2,644
Long-term deferred tax assets	28,987	—	28,987
Other long-term assets	9,335	—	9,335

Total assets	$2,475,531	$(7,288)	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$—	$22,984
Accrued liabilities	91,244	5,879	97,123
Restructuring Obligations	3,531	—	3,531
Accrued payroll and related liabilities	92,039	—	92,039
Accrued income taxes	82,234	871	83,105
Deferred revenue	379,123	—	379,123
Convertible subordinated notes	465,250	—	465,250
Current portion of notes payable and other obligations	218	—	218

Total current liabilities	1,136,623	6,750	1,143,373
Deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,388	—	227,388
Convertible subordinated notes	—	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 443,886 shares issued and 385,943 shares outstanding	444	—	444
Additional paid-in capital	1,341,577	326,000	1,667,577
Treasury stock, at cost —57,943 shares	(478,249)	—	(478,249)
Accumulated deficit	254,798	(331,714)	(76,916)
Deferred compensation	(11,461)	(8,324)	(19,785)
Accumulated other comprehensive income	3,128	—	3,128

Total stockholders’ equity	1,110,237	(14,038)	1,096,199

Total liabilities and stockholders’ equity	$2,475,531	$(7,288)	$2,468,243

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended October 31, 2005
	As previously reported	Adjustments	As Restated
Operating activities:
Net income	$107,343	$5,938	$113,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,339	—	18,339
Amortization of deferred compensation expense	6,623	8,974	15,597
Amortization of acquired intangible assets	6,548	(440)	6,108
Changes in operating assets and liabilities, net of those acquired in business combinations:	32,897	(18,795)	14,102
Other	11,315	4,323	15,638

Net cash provided by operating activities	183,065	—	183,065
Investing activities:
Purchases of property and equipment	(15,170)	—	(15,170)
Payments for acquisitions, net of cash acquired	(202,304)	—	(202,304)
Purchases of available-for-sale short-term investments	(511,267)	—	(511,267)
Proceeds from maturities of available-for-sale short-term investments	406,523	—	406,523
Proceeds from sales of available-for-sale short-term investments	411,576	—	411,576
Other	1,322	—	1,322

Net cash provided by (used in) investing activities	90,680	—	90,680
Financing activities:
Proceeds from issuance of common stock, net of issuance costs	38,166	—	38,166
Purchases of treasury stock	(179,992)	—	(179,992)

Net cash used in financing activities	(141,826)	—	(141,826)

Net increase in cash and cash equivalents	131,919	—	131,919
Effect of foreign exchange rate changes on cash	(15,580)	—	(15,580)
Cash and cash equivalents at beginning of year	777,754		777,754

Cash and cash equivalents at end of year	$894,093	$—	$894,093

Note 3. Business Combinations

Fiscal 2007 acquisitions

Flashline, Inc.

On August 22, 2006, the Company paid cash consideration to acquire all the outstanding shares of Flashline, Inc., a privately-held software company headquartered in Cleveland, Ohio. Flashline is a metadata repository that provides enterprise-wide visibility into an organization’s software assets to help reduce IT costs and improve business agility. The enterprise metadata repository capabilities of Flashline together with UDDI service registry and the BEA AquaLogic Service Registry, provide a complete metadata management solution. Collectively, they give BEA customers the capability to manage and govern the full Service Oriented Architecture (“SOA”) lifecycle, from planning and design through runtime and maintenance.

Flashline has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of August 22, 2006 and adjusted as necessary through the quarter ended October 31, 2006. The disclosure of pro-forma revenue, net income and net income per share are not material. The total preliminary purchase price as of October 31, 2006 was $43.6 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Flashline	$43,014
Estimated acquisition related transaction costs	606

Total preliminary purchase price	$43,620

Preliminary purchase price allocation

The total purchase price was allocated to Flashline’s net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2006, and have been adjusted through October 31, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that are not yet finalized relate to certain income and non-income based taxes and residual goodwill. The following is the preliminary purchase price allocation (in thousands):

As of October 31, 2006
Cash and short-term investments	$176
Accounts receivable	262
Intangible assets, net	7,100
Goodwill	35,377
Accounts payable and other accrued liabilities	(620)
Notes Payable and other long-term liabilities	(120)
Deferred revenue	(255)
IPR&D	1,700

Total preliminary purchase price	$43,620

Subsequent purchase price adjustments in the fourth quarter of fiscal 2007 were made to decrease goodwill by approximately $6.2 million, primarily related to deferred tax assets.

The acquisition related IPR&D, which was valued at $1.7 million, related primarily to the Flashline enhancement projects that had not yet reached technological feasibility and had no alternative future use upon acquisition. Consequently, the valuation of IPR&D was written off to the income statement as of August 22, 2006.

Intangible assets

The following table sets forth the components and fair values of the intangible assets associated with the Flashline acquisition (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$5,500	3 years
Non-compete agreements	700	1 years
Customer base	900	4 years

Total intangible assets	$7,100

Purchased technology is comprised of Flashline products that have reached technological feasibility and the patents affiliated with these products. Non-compete agreements represent the value of such agreements with key Flashline personnel. Customer base represents the underlying customer support contracts and related relationships with Flashline’s existing customers.

Deferred revenue

In allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Flashline’s August 22, 2006 deferred support revenue by $0.3 million to reflect an ending balance of $0.3 million, which represents the estimate of the fair value of the support obligation assumed. As a result of the adjustments to record Flashline’s support and services obligations assumed at fair value, $0.3 million of customer support revenues and services revenue that would have been otherwise recorded by Flashline as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Flashline customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year.

Fuego, Inc.

On February 28, 2006, the Company paid cash consideration to acquire all the outstanding shares of Fuego, Inc. (“Fuego”), a privately-held software company headquartered in Plano, Texas. Fuego specializes in providing Service Oriented Architecture software to help companies manage business processes. The Fuego software has become a part of the BEA AquaLogic product family and serves as the foundation of the new BEA AquaLogic Business Service Interaction product line. The Fuego acquisition has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006 and adjusted as necessary through the quarter ended October 31, 2006. The disclosure of pro-forma revenues, net income and net income per share are not material.

The total preliminary purchase price is $88.4 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition consideration for Fuego	$86,036
Estimated acquisition related transaction costs	2,383

Total preliminary purchase price	$88,419

Preliminary purchase price allocation

The total purchase price was allocated to Fuego’s net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2006, and have been adjusted through October 31, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that were not yet finalized related to certain income and non-income based taxes and residual goodwill. In addition, upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the preliminary purchase price allocation (in thousands):

As of October 31, 2006
Cash and short-term investments	$5,821
Accounts receivable, net	3,480
Prepaids and other current assets	212
Fixed assets	44
Intangible assets, net	18,300
Goodwill	62,266
Accounts payable and other accrued liabilities	(2,511)
Deferred revenue	(1,893)
In-process research and development	2,700

Total preliminary purchase price	$88,419

Subsequent purchase price adjustments were made in the fourth quarter of fiscal 2007 and the first two quarters of fiscal 2008 to decrease goodwill by approximately $7.4 million, primarily due to certain income and non-income based taxes.

The acquisition related IPR&D, which was valued at $2.7 million, related primarily to the Fuego enhancement projects that had not yet reached technological feasibility and has no alternative future use upon acquisition. Consequently, the valuation of IPR&D was written off to the income statement as of February 28, 2006.

Intangible assets

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

Deferred revenue

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

The Plumtree acquisition has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of October 20, 2005 and adjusted as necessary through the quarter ended October 31, 2006. The total purchase price is $211.1 million, including the fair value of the Plumtree stock options assumed and the estimated acquisition related transaction costs, and is comprised of (in thousands):

Purchase Price
Acquisition of the outstanding common stock of Plumtree (34,979,164 million shares at $5.50 per share and 4.8 million vested options)	$204,151
Fair value of Plumtree stock options assumed	2,378
Acquisition related transaction costs	4,552

Total purchase price	$211,081

The fair value of options assumed was determined using BEA’s market price on October 20, 2005 of $8.47 and was calculated using a Black-Scholes-Merton valuation model with the following assumptions as of the acquisition date: expected life from vest date ranging from 5 months to 2 years, risk-free interest rate of 4.38 percent to 4.82 percent, expected volatility of 41 percent and no dividend yield. In accordance with the Merger Agreement, the number of BEA options exchanged was determined by multiplying the number of Plumtree unvested options at closing and the amount determined by dividing $5.50 by the average closing price of BEA’s common stock for the 5 trading days preceding the acquisition, which was $8.36. Approximately 2.7 million Plumtree options were unvested and outstanding at October 20, 2005 and were converted into approximately 1.8 million BEA options. The portion of the intrinsic value of unvested Plumtree options related to future service has been allocated to deferred stock-based compensation and is being amortized using the straight line attribution method over the remaining vesting period. The Company also recorded deferred consulting revenues of approximately $0.7 million.

Purchase price allocation

The total purchase price was allocated to Plumtree’s net tangible and identifiable intangible assets based on their fair values as of October 20, 2005, and have been adjusted through October 31, 2006 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The following is the purchase price allocation (in thousands):

As of October 20, 2005
Cash and short-term investments	$60,345
Accounts receivable	18,457
Prepaids and other current assets	1,936
Fixed assets	1,646
Intangible assets, net	47,400
Goodwill	104,049
Other non-current assets	234
Accounts payable and other accrued liabilities	(13,043)
Restructuring obligations (see Note 6)	(2,025)
Deferred revenue	(11,377)
Deferred tax liability	(1,077)
Other non-current liabilities	(64)
In-process research and development	4,600

Total purchase price	$211,081

The acquisition related Plumtree IPR&D relates primarily to one project Plumtree was developing related to their portal product, which had not yet reached technological feasibility at the time of acquisition and had no alternative future use. Consequently, the valuation of IPR&D was written off to the income statement as of October 20, 2005.

Intangible assets

The following table sets forth the components and fair values of the intangible assets associated with the Plumtree Acquisition (in thousands):

	Final Fair Value	Estimated Useful Life
Purchased technology	$33,200	5 years
Customer base	14,200	6 years

Total intangible assets	$47,400

Purchased technology is comprised of Plumtree products that have reached technological feasibility and the patents affiliated with these products. Customer base represents the underlying customer support contracts and related relationships with Plumtree’s existing customers. Intangible assets are being amortized using the straight-line method.

Deferred revenue

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

Pre-acquisition contingencies

As part of the purchase price the Company recorded a $1.5 million accrual related to resolving potential liabilities associated with pricing issues and the U.S. General Services Administration (“GSA”). In January 2006, the Company completed its self-audit, which was consistent with the original assessment, and reported these results to the GSA. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of settlement discussions and final resolution with the GSA. There has been no communication from the GSA since April 2006.

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

The unaudited pro forma financial information for the three and nine months ended October 31, 2006 and 2005 combines the historical results for the Company for that period, with the historical results for Plumtree as a separate entity, for the three and nine months ended October 31, 2006 and 2005 (in thousands, except per share data).

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Total Revenues	$347,672	$315,370	$1,010,523	$926,607
Net Income	35,121	40,993	104,231	110,801
Basic net income per share	0.09	0.11	0.27	0.28
Diluted net income per share	$0.08	$0.10	$0.25	$0.28

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

Prior to February 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or “APB 25,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or “FAS 123”. Certain options assumed in acquisitions, grants of restricted stock awards and discounted stock options granted primarily in fiscal 2003, and the situations identified through the stock option review (see Note 2 for further details) resulted in recording stock-based compensation during periods prior to February 1, 2006. All other stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for these grants. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with FAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” later in this Note we disclose our net income and net income per share for the three and nine months ended October 31, 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” or “FAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and nine months ended October 31, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of FAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

The following table summarizes the stock-based compensation expense for stock options, modifications to stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

	Three months ended October 31, 2006	Nine months ended October 31, 2006
Cost of license fees	$58	$178
Cost of services	3,152	8,023
Sales and marketing	7,376	19,474
Research and development	5,172	13,130
General and administrative	5,286	13,847

Stock-based compensation before income taxes	21,044	54,652
Income tax benefit	(4,756)	(12,351)

Total stock-based compensation expense after taxes	$16,288	$42,301

	Three months ended October 31, 2005 As Restated (1)	Nine months ended October 31, 2005 As Restated (1)
Cost of license fees	$4	$22
Cost of services	318	1,590
Sales and marketing	1,218	5,001
Research and development	1,039	2,991
General and administrative	1,562	5,993

Stock-based compensation before income taxes (1)	4,141	15,597
Income tax benefit	(973)	(3,666)

Total stock-based compensation expense after taxes	$3,168	$11,931

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The following table presents the impact of our adoption of FAS 123(R) on the selected condensed consolidated statement of operations line items for the three and nine months ended October 31, 2006. The impact of adoption reflected in the FAS 123(R) adjustments column represents stock-based compensation expense for stock options, modifications to stock options, the employee stock purchase plan and excludes expense associated with restricted stock awards and options assumed in acquisitions as they were previously expensed under APB 25 and FAS 123 (in thousands, except per share data):

	Three Months Ended October 31, 2006			Nine Months Ended October 31, 2006
	Using Previous Accounting	FAS 123(R) Adjustments	As Reported	Using Previous Accounting	FAS 123(R) Adjustments	As Reported
Income from operations	$55,552	$(17,847)	$37,705	$160,817	$(46,183)	$114,634
Income before income taxes	65,096	(17,847)	47,249	194,618	(46,183)	148,435
Net income	48,221	(13,100)	35,121	138,129	(33,898)	104,231
Basic earnings per share	$0.12	$(0.03)	$0.09	$0.35	$(0.08)	$0.27
Diluted earnings per share	$0.12	$(0.04)	$0.08	$0.34	$(0.09)	$0.25
Cash flows generated from (used in) operating activities	55,439	(1,286)	54,153	215,176	(7,362)	207,814
Cash flows provided by (used in) financing activities	(240,381)	1,286	(239,095)	(374,225)	7,362	(366,863)

Prior to the adoption of FAS 123(R), we presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of FAS 123(R), on February 1, 2006, we reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

The following table illustrates the effect on our net income and net income per share for the three and nine months ended October 31, 2005 if we had applied the fair value recognition provisions of FAS 123 to stock-based compensation using the Black-Scholes-Merton valuation model (in thousands, except per share data):

	Three months ended October 31,	Nine months ended October 31,
	2005 as restated(1)	2005 as restated(1)
Net income as reported	$36,693	$113,281
Add back:
Stock-based employee compensation expense included in reported net income, net of tax	3,168	11,931
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(17,507)	(58,564)

Pro forma net income (loss)	22,354	66,648

Net income per share as reported
Basic	$0.10	$0.29

Diluted	$0.09	$0.28

Pro forma net income (loss) per share
Basic	$0.06	$0.17

Diluted	$0.06	$0.17

(1)	See Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this
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

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the three and nine months ended October 31, 2006 and October 31, 2005:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Risk-free interest rate	4.8%	4.95%	4.8- 4.9%	4.35-4.95%
Expected volatility	32%	41%	30-70%	41-44%
Expected term	3.7-4.4 years	5.0 years	3.6-4.4 years	5.0 years
Expected dividends	none	none	none	None

The weighted-average fair value of options granted during the three and nine months ended October 31, 2006 was $4.32 and $4.44, respectively. The weighted-average fair value of options granted during the three and nine months ended October 31, 2005 was $4.12 and $3.74, respectively.

Stock Options

A summary of stock option activity during the nine months ended October 31, 2006 is as follows (in thousands, except years and per-share amounts):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at February 1, 2006	68,730	$11.82
Grants	11,148	$12.22
Exercises	(9,843)	$7.67
Forfeitures or expirations	(3,822)	$15.24

Options outstanding at October 31, 2006	66,213	$12.31	6.64	$412,267

Vested and expected to vest options at October 31, 2006	62,434	$12.42	6.51	$390,689

Exercisable options at October 31, 2006	43,031	$13.63	5.55	$265,506

The aggregate intrinsic value of options outstanding at October 31, 2006 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 58.8 million shares that had exercise prices that were lower than the market price of our common stock as of October 31, 2006. The total intrinsic value of options exercised during the nine months ended October 31, 2006 was $50.2 million, determined as of the date of exercise. The total cash received from employees as a result of stock option exercises during the nine months ended October 31, 2006 was $75.5 million. In connection with these exercises, the tax benefit realized by the Company for the nine months ended October 31, 2006 was $38.1 million. The Company settles employee stock option exercises with newly issued common shares.

As of October 31, 2006, there was $59.9 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.3 years.

In January 2006, the Company accelerated the vesting of unvested and “out of the money” stock options previously awarded to employees and officers of the Company with option exercise prices greater than $10.72. The accelerated vesting increased our disclosed fair value expense for the year ended January 31, 2006 by approximately $19.4 million. This acceleration was done in anticipation of implementing SFAS 123(R). The Company will forego approximately $19.4 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 following the implementation of SFAS 123(R).

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the nine months ended October 31, 2006 (in thousands, except per share amounts):

	Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Unvested restricted stock at February 1, 2006	899	$8.30
Granted during nine months ended October 31, 2006	1,022	12.21
Vested during nine months ended October 31, 2006	(222)	8.23
Forfeited during nine months ended October 31, 2006	(21)	9.11

Unvested restricted stock at October 31, 2006	1,678	$10.70

As of October 31, 2006, there was $7.7 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of restricted stock awards vested during the nine months ended October 31, 2006 was $1.8 million.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of the Company’s common stock at 85% of the fair market value twice a year in the second and fourth fiscal quarter.

ESPP awards were valued using the Black-Scholes-Merton option valuation model. During the nine months ended October 31, 2006 and 2005 ESPP awards were valued using the following weighted-average assumptions:

	Three months ended October 31,		Nine months ended October 31,
	2006	2005	2006	2005
Risk-free interest rate	5.20%	3.95-4.82%	5.20%	2.97-4.82%
Expected volatility	37%	29-40%	37%	29-41%
Expected term	6 months	0.5 to 2.0 years	6 months	0.5 to 2.0 years
Expected dividends	none	none	none	none

The weighted-average fair value of ESPP awards valued during the nine months ended October 31, 2006 and 2005 was $3.37 and $2.84, respectively.

As of October 31, 2006, there was $2.9 million of total unrecognized compensation costs related to the ESPP that is expected to be fully recognized during the next two years.

Note 5. Acquired Intangible Assets and Goodwill

The following table provides a summary of the carrying amount of goodwill (in thousands):

	October 31, 2006	January 31, 2006 As Restated (1)
Gross carrying amount of goodwill	$380,295	$271,579
Accumulated amortization of goodwill	(133,344)	(133,344)

Net carrying amount of goodwill	$246,951	$138,235

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	October 31, 2006
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,566	$(142,897)	$58,669
Non-compete agreements	32,146	(29,771)	2,375
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (customer base, distribution rights, purchased software)	54,409	(37,130)	17,279

Total	$301,396	$(223,073)	$78,323

	January 31, 2006 as Restated (1)
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$180,644	$(119,792)	$60,852
Non-compete agreements	31,446	(27,404)	4,042
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (customer base, distribution rights, purchased software)	48,009	(34,401)	13,608

Total	$273,374	$(194,872)	$78,502

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	For the nine months ended October 31,
	2006	2005
Purchased technology	$23,105	$4,693
Non compete agreements	2,367	1,100
Other intangible assets (customer base, distribution rights, purchased software)	2,729	315

Total	$28,201	$6,108

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Three months ending January 31, 2007	$10,149
Fiscal year ending January 31, 2008	30,223
Fiscal year ending January 31, 2009	16,707
Fiscal year ending January 31, 2010	12,032
Thereafter	9,212

Total	$78,323

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	October 31, 2006	January 31, 2006
Land	$306,629	$306,629
Computer hardware and software	106,069	96,284
Furniture and equipment	38,585	35,940
Leasehold improvements	49,202	43,582
Furniture and equipment under capital leases	3,154	3,164

	503,639	485,599
Accumulated depreciation and amortization	(158,850)	(142,210)

Total property and equipment, net	$344,789	$343,389

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $1.1 million at October 31, 2006 and $0.7 million at January 31, 2006.

Note 7. Restructuring Obligations

Estimated acquisition-related restructuring costs

In fiscal 2006 management approved and initiated a plan to restructure Plumtree to eliminate certain duplicative activities and reduce the cost structure. The restructuring charges recorded are based on the restructuring plans that have been committed to by management.

The Company recorded approximately $2.1 million of adjusted restructuring costs in connection with restructuring the pre-acquisition Plumtree organization, which primarily included employee severance, facility consolidation costs, contract termination costs and international entity restructuring expenses. Plumtree employees affected under this plan were terminated. Severance payments made to pre-acquisition Plumtree employees were covered by plans established by Plumtree and subsequently assumed by the Company upon the completion of the Plumtree acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Plumtree, and accordingly, resulted in an increase to goodwill. These restructuring liabilities are classified as current liabilities in the accompanying balance sheet, since terms do not exceed 12 months.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of Plumtree (in thousands):

	Severance	Facilities	Other	Total
Initial estimated restructuring costs	$622	$957	$70	$1,649
Adjustments to initial restructuring costs	295	(547)	869	617
Cash payments during fiscal 2006	(506)	(184)	(318)	(1,008)

Restructuring liabilities as of January 31, 2006	$411	$226	$621	$1,258
Adjustments to initial restructuring costs	(86)	(113)	(11)	(210)
Cash payments during the nine months ended October 31, 2006	(325)	(113)	(513)	(951)

Restructuring liabilities as of October 31, 2006	$—	$—	$97	$97

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of October 31, 2006, $8.1 million of future lease commitments, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $2.5 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Write-off of unamortized leasehold improvements during fiscal 2006	(3,358)

Cash payments during fiscal 2006
Accrued at January 31, 2006	9,681
Additional charges accrued during the nine months ended October 31, 2006 included in operating expenses	106
Cash payments during the nine months ended October 31, 2006	(1,697)

Accrued at October 31, 2006	$8,090

Office Lease

On August 14, 2006, the Company entered into a new office lease in San Francisco to enable consolidation of the three current San Francisco office locations, including two acquired with the acquisition of Plumtree in October 2005. The new office lease commenced on August 14, 2006 and terminates on December 31, 2016. The office space under this new lease will undergo renovations for approximately six months. During the renovation period, the Company recorded rent expense for both the new and existing office space, which resulted in an increase in operating expenses of approximately $1.5 million in the third quarter of fiscal 2007, $1.5 million in the fourth quarter of fiscal 2007 and $1.4 million in the first quarter of fiscal 2008.

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

Note 8. Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	October 31, 2006	January 31, 2006
License fees	$10,247	$16,133
Services	327,351	362,990

Total deferred revenues	$337,598	$379,123

Deferred services revenues include customer support and maintenance, consulting and education. The balance of deferred services revenues are predominantly deferred customer support and maintenance revenues. Deferred customer support and maintenance revenues are recognized over the term of the contract. Deferred license and consulting revenues normally result from billings invoiced before revenue recognition requirements have been met.

Note 9. Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	October 31, 2006	January 31, 2006
Current portion of notes payable and other obligations	$504	$218

Convertible subordinated notes	$255,250	$465,250

Other long-term obligations	$15,232	$11,105
Capital lease	1,154	1,283
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$231,386	$227,388

Other long-term obligations include an accrual of $6.2 million related to the facilities consolidation.

Notes payable and other obligations consist of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	October 31, 2006
	Capital leases	Other obligations
Three months ending January 31, 2007	$50	$504
Fiscal year ending January 31, 2008	211	3,696
Fiscal year ending January 31, 2009	211	2,757
Fiscal year ending January 31, 2010	211	2,345
Fiscal year ending January 31, 2011	211	2,005
Thereafter	737	4,256

Total minimum lease payments and total other obligations	1,631	$15,563

Amounts representing interest on capital lease	(306)

Present value of minimum lease payments	1,325

Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,154

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

In the first nine months of fiscal 2007, the Company retired $210.0 million in aggregate face value of the 2006 Notes. The remaining balance as of October 31, 2006 was $255.3 million and is classified as short-term because the debt is due within twelve months (December 2006). In the nine months ended October 31, 2006, the Company recorded a net gain on the retirement of the 2006 Notes of $0.8 million.

On September 25, 2006, the Company deposited $260.4 million in a trust under the Indenture governing the 2006 Notes. This deposit is reflected as short-term restricted cash on the balance sheet at October 31, 2006. In accordance with the Indenture, this deposit is an amount of cash sufficient to pay and discharge the entire indebtedness on the 2006 Notes for the principal and accrued interest to the date of maturity. Interest will accrue for the Company on the deposited amount until the 2006 Notes mature on December 15, 2006. See Note 17 for additional disclosures related to the 2006 Notes subsequent to October 31, 2006.

Credit facility

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 million to repay in full and terminate the previous long term debt facility which was scheduled to mature in October 2008.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of October 31, 2006. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

The Credit Facility requires the Company to comply with interest, leverage and liquidity covenants. It contains other standard affirmative and negative covenants and conditions of default. Because the Company did not file its second quarter Form 10-Q on September 11, 2006, the Company applied for a covenants waiver. On October 6, 2006, the Company was granted a waiver of compliance with the requirement in the Credit Agreement to deliver the financial statements and the compliance certificate for the quarter ended July 31, 2006. The waiver was granted for the date of the waiver through the earlier to occur of (i) December 11, 2006, (ii) the date of delivery of the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 which is in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver. During the same waiver period, the lenders waived compliance with certain conditions to extensions of credit under the Credit Agreement. See note 17 for additional disclosures related to the Credit Facility subsequent to October 31, 2006.

Note 10. Income Taxes

The Company has provided income tax expense of $12.1 million and $16.7 million for the third quarter of fiscal 2007 and fiscal 2006, respectively. The Company has provided for income taxes for the third quarter of fiscal 2007 based on a projected effective tax rate of 33 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The third quarter of fiscal 2007 reflected one-time income tax benefits of $0.9 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years, 2.9 million related to the return to provision and other adjustments including additional research credits identified, and $0.1 million relating to certain stock option exercises. These income tax benefits in the third quarter of fiscal 2007 were partially offset by the impact of non-deductible in-process research and development associated with the Flashline acquisition resulting in an effective tax rate of 25.7 percent. The projected annual effective tax rate for the third quarter of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective tax rate for the third quarter of fiscal 2006 due to the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the third quarter of fiscal 2006 was 31 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

The Company has provided income tax expense of $44.2 million and $47.8 million for the nine months ended October 31, 2006 and 2005, respectively. The Company has provided for income taxes for the nine months ended October 31, 2006 based on a projected effective tax rate of 33 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The first nine months of fiscal 2007 reflected one-time income tax benefits of $2.7 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years, 2.9 million related to the return to provision and other adjustments including additional research credits identified, and $0.5 million relating to certain stock option exercises. These income tax benefits in the first nine months of fiscal 2007 were partially offset by the impact of non-deductible in-process research and development associated with the Fuego and Flashline acquisitions resulting in an effective tax rate of 29.8 percent. The projected annual effective tax rate for the first nine months of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective rate for the first nine months of fiscal 2006 due to the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the nine months ended October 31, 2005 was 29.8 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

Note 11. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	October 31, 2006	January 31, 2006
Foreign currency translation adjustments	$11,590	$5,430
Unrealized loss on available-for-sale investments	(319)	(2,302)

Total accumulated other comprehensive income	$11,271	$3,128

Note 12. Treasury Stock

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”). In the nine months ended October 31, 2006, no shares were repurchased leaving approximately $121.7 million of the approval limit available for share repurchases under the Share Repurchase Program. Repurchases are a function of market opportunities based on certain price and volume parameters. No purchases were made in the nine months ended October 31, 2006 or through the date of this filing due to the stock option review.

Note 13. Minority Interest in Equity Investments

In the nine months ended October 31, 2006, the Company recognized $11.0 million of net gains on the disposal of two minority interests in equity investments. The first disposal was of shares of a privately held company that went public in February 2006 and resulted in a $2.7 million gain. The second disposal of a minority interest in an equity investment was a privately held company acquired by a third party in March 2006, which resulted in an $8.3 million net gain.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Numerator:
Numerator for basic net income per share:
Net income	$35,121	$36,693	$104,231	$113,281

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	397,790	386,405	393,000	391,108
Weighted average shares subject to repurchase and shares held in escrow	—	(555)	—	(515)

Denominator for basic net income per share, weighted average shares outstanding	397,790	385,850	393,000	390,593
Weighted average dilutive potential common shares
Options and shares subject to repurchase and shares held in escrow	17,680	8,560	16,010	7,937

Denominator for diluted net income per share	415,470	394,410	409,010	398,530

Basic net income per share	$0.09	$0.10	$0.27	$0.29

Diluted net income per share	$0.08	$0.09	$0.25	$0.28

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The computation of diluted net income per share for the three months ended October 31, 2006 and 2005 excludes the impact of options to purchase 16.5 million and 34.2 million shares of common stock, respectively, as such impact would be anti-dilutive. The computation of diluted net income per share for the nine months ended October 31, 2006 and 2005 excludes the impact of options to purchase 15.8 million and 44.4 million shares of common stock, respectively, as such impact would be anti-dilutive.

The computation of diluted net income per share for the three months and nine months ended October 31, 2006 and 2005 also excludes the conversion of the 2006 Notes which are convertible into 7.4 and 15.9 million shares of common stock at both October 31, 2006 and 2005, respectively, as such impact would be anti-dilutive. These options and 2006 Notes could be dilutive in the future.

Note 15. Related Party Transactions

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on BEA’s Board of Directors. The total revenues recognized by the Company from such customers in the nine months ended October 31, 2006 and 2005 were insignificant.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of October 31, 2006 or January 31, 2006. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of October 31, 2006.

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

Convertible subordinated notes

On December 15, 2006, the 2006 Notes matured and the principal and the accrued interest were paid off with the trust funds deposited with the trustee under the Indenture governing the 2006 Notes.

Credit facility

On December 8, 2006, March 9, 2007, July 9, 2007 and October 9, 2007, the Company the Company was granted Waiver No. 2, Waiver No. 3, Waiver No. 4 and Waiver No. 5, respectively that waived compliance by the Company with the requirements of the Credit Agreement to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007. Waiver No. 5 (the “Waiver”) to the Credit Agreement dated as of July 31, 2006 among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”). Pursuant to the Waiver, the required lenders under the Credit Agreement waived compliance by the Company with the requirements of the Credit Agreement to deliver financial statements and compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007, and the fiscal year ended January 31, 2007. The waiver was granted for the period (the “Waiver Period”) commencing on the date of the Waiver through the earlier to occur of (i) January 9, 2008, (ii) the date of delivery to the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which, in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

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

Status of NASDAQ Listing

On August 17, 2007, the Company received a letter from the Board of Directors of the NASDAQ Stock Market LLC (the “NASDAQ Board”) informing the Company that the NASDAQ Board has called for review the July 9, 2007 decision of the NASDAQ Listing and Hearing Review Council (the “Listing Council”), and determined to stay, pending further review by the NASDAQ Board, the Listing Council’s decision to suspend the Company’s common stock from trading on The NASDAQ Global Select Market. The Listing Council had previously determined to suspend the Company’s securities from trading on August 23, 2007 if the Company did not file its delayed quarterly and annual reports with the Securities and Exchange Commission by August 21, 2007. On September 14, 2007, the Company received a letter from the NASDAQ Board informing the Company that the NASDAQ Board had determined to grant the Company until November 14, 2007 to file all delinquent periodic reports necessary for the Company to regain compliance with its NASDAQ filing requirements. On November 9, 2007, the Company received a letter from the Nasdaq Board informing the Company that the Nasdaq Board had determined to grant the Company until January 9, 2008 to file all delinquent reports necessary for the Company to regain compliance with its Nasdaq filing requirements.

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

BEA® Systems, Inc. (referred to herein as “we”, “us”, “BEA” or the “Company”) is a world leader in enterprise infrastructure software. Our BEA WebLogic® Enterprise Platform™ delivers a highly reliable, scalable software infrastructure designed to bring new services to market quickly, to help lower operational costs by automating processes, and to help automate relationships with suppliers and distributors. BEA offers three major product families – Tuxedo, WebLogic and AquaLogic. BEA Tuxedo ™ is a proven transaction processing platform for mission-critical, large-scale and high-volume distributed enterprise applications. The BEA WebLogic Enterprise Platform ™ consists of BEA WebLogic Server ™ , the world’s leading Java 2 Enterprise Edition (“J2EE”) application server, which includes security, management, development and deployment features, as well as support for Web services protocols; BEA WebLogic Integration ™ , a standards-based solution for application integration, business process management, business-to-business integration and Web services; BEA WebLogic Portal ™ , an infrastructure for building and deploying robust personalized enterprise portals; BEA WebLogic Workshop ™ , a unified, services-oriented development environment for Java and Web applications, Web services, data and application integration, business processes, and portals; and BEA WebLogic JRockit ™ JVM, a server-centric Java Virtual Machine (“JVM”). The BEA WebLogic Communications Platform ™ is the first converged IT and telecom platform, providing full-service lifecycle capabilities in a carrier class environment, and consists of BEA WebLogic SIP Server ™ , the industry’s only integrated J2EE -SIP-IMS application server, and BEA WebLogic Network Gatekeeper ™ , a carrier-grade, industry standards-based platform for automated partner management, policy-based network protection, and application access control. BEA AquaLogic ™ consists of BEA AquaLogic Service Bus ™ , a service infrastructure solution that converges the integration capabilities of an enterprise service bus with service management; BEA AquaLogic Service Registry, a service registration solution that enables discovery and access to Web services; BEA AquaLogic Data Services Platform ™ , a solution for providing information integration and data aggregation from various sources in distributed computer systems; BEA AquaLogic Enterprise Security ™ , an application security infrastructure solution; BEA AquaLogic User Interaction, an infrastructure for composite applications that span multiple heterogeneous systems; and BEA AquaLogic Business Service Interaction, a suite for creating, executing and optimizing business processes. Our products are marketed and sold worldwide primarily through our direct sales force, and also through systems integrators (“SIs”), independent software vendors (“ISVs”), value-added resellers (“VARs”) and hardware vendors that are our partners and distributors. Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, package delivery, pharmaceuticals and insurance. The BEA WebLogic Enterprise Platform provides application infrastructure for building and deploying distributed, integrated information technology (“IT”) environments, allowing customers to integrate private client/server networks, the Internet, intranets, extranets, virtual private networks, and mainframe and legacy systems as system components. Our products serve as a platform, integration tool or portal framework for applications such as billing, provisioning, customer service, electronic funds transfers, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling and logistics, and hotel, airline and rental car reservations. Licenses for our products are typically priced on a per-central processing unit basis, but we also offer licenses priced on other metrics.

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

Scope and Findings of the Independent Review

The Independent Review encompassed the period January 1996 through June 2006 and covered all stock options granted by the Company, excluding stock options assumed as part of business combinations. The Company determined that stock options assumed in acquisitions and included in the determination of the purchase price were measured at the fair value of the stock options on the date specified in EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. and compensation cost was measured when the acquisition closed.

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

Summary of Stock-Based Compensation Recognized due to New Measurement Dates. Below is a summary of the stock-based compensation net of forfeitures recognized by the Company by measurement date rule:

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

In addition, below is a summary of the stock-based compensation recognized net of forfeitures by the Company by rank-and-file employees, Section 16 officers, and Directors:

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

Although the Company’s stock administration function implemented the appropriate NIC tax withholding upon exercise of a U.K. employee’s stock options subject to the tax transfer, the Company’s local payroll department mistakenly reimbursed the withheld amount to each employee in a subsequent payroll cycle. The Company continued this practice through August 22, 2006. The Company has concluded that, per EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), because the Company in substance provided the employee with a cash bonus tied to the intrinsic value of the options upon exercise, the exercise price of these options was not fixed, and the Company must apply variable accounting to each stock option granted to employees in the U.K. in the period in which the Company maintained this practice. Accordingly, 1,413 grants totaling 5.0 million stock options granted from May 1, 2001 through January 31, 2006 were subject to variable accounting. The Company has recognized net incremental stock-based compensation expense of $4.3 million, net of forfeitures and adjustments to remeasure that award at intrinsic value, on a pre-tax basis through January 31, 2006.

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

The Company analyzed the circumstances surrounding all 5,148 terminations from April 1997 through June 2006, which included the review of 1,273 termination agreements, of which eight were for Section 16 officers. The Company concluded that the terms and conditions of 975 termination agreements, eight of which were for Section 16 officers, resulted in modifications of the underlying stock options. Although these arrangements embody the terms and conditions of the termination of the employee from the Company, the Company did not have adequate business processes to ensure that the terms and conditions of such arrangements were communicated to the accounting and finance personnel for appropriate consideration. The Company has recognized incremental stock-based compensation expense related to these modifications of $98.5 million, on a pre-tax basis $44.8 million related to the eight modifications for Section 16 officers and $53.7 million related to 967 modifications for rank-and-file employees.

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

The Company has recognized incremental stock-based compensation expense related to these modifications of $73.4 million, on a pre-tax basis $15.5 million related to the three modifications for Section 16 officers and $57.9 million related to 1,220 modifications for rank-and-file employees.

In total, the Company has recognized, and such recognition has taken place in the period of modification, incremental stock-based compensation expense associated with such modifications of $171.9 million on a pre-tax basis in the period of modification.

Grant Modifications-Active Employee. In some circumstances the Company modified grants to active employees. These modifications fall into four categories, and the total compensation expense associated with these modifications is $4.3 million, net of forfeitures, on a pre-tax basis

In the first circumstance, employees who had properly entered a LOA were allowed to vest their stock options in circumstances where the Company’s policy did not permit such vesting. Such arrangements constitute modifications to the original option grants and compensation expense must be re-measured pursuant to FIN 44 in the period of modification, which the Company did not do. The Company has recognized incremental stock-based compensation expense associated with such modifications of $1.6 million on a pre-tax basis in the period of modification.

In the second circumstance, certain employees were (1) granted options, for five grants, that were subsequently cancelled and either immediately or shortly thereafter reissued at a lower price; (2) granted additional options, for five grants, immediately or shortly after an initial grant, at a lower price than the initial grant, and the initial grant was immediately or shortly thereafter cancelled; and (3) granted options, for 43 grants to 32 grant recipients, of which the Company concluded that 19 were modifications, that were subsequently modified through a change in price after the initial entry into Equity Edge. Under GAAP this cancellation and replacement is a re-pricing that requires compensation expense to be recognized and adjusted quarterly for as long as the re-priced option remains outstanding. The Company failed to record this expense. The Company has recognized incremental stock-based compensation expense associated with such modifications of $1.0 million, net of forfeitures on a pre-tax basis in the period of modification.

In the third circumstance, there was one instance of a change in status of a Section 16 officer from a Director to a consultant. Upon a change of status to a consultant, compensation expense must be measured, which the Company did not do, pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services relating to options that vest during the consulting period. The Company has recognized incremental stock-based compensation expense associated with this change of status of $1.3 million net of forfeitures on a pre-tax basis in the period of the change in status.

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

Summary of Stock-Based Compensation Adjustments and Related Issues

The summary of the incremental stock-based compensation after considering forfeitures and related issues on a pre-tax and after-tax basis for the fiscal years ended January 31, 1998 through 2006, is as follows:

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

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of income (in thousands):

	Three months ended October 31, 2005			Nine months ended October 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$121,323	$—	$121,323	$355,693	$—	$355,693
Services	170,200	—	170,200	502,708	—	502,708

Total revenues	291,523	—	291,523	858,401	—	858,401
Cost of revenues:
Cost of license fees	9,649	(4)	9,645	24,680	(577)	24,103
Cost of services	50,077	84	50,161	157,552	(1,389)	156,163

Total cost of revenues	59,726	80	59,806	182,232	(1,966)	180,266

Gross profit	231,797	(80)	231,717	676,169	1,966	678,135
Operating expenses:
Sales and marketing	104,684	191	104,875	316,007	(4,011)	311,996
Research and development	46,306	468	46,774	128,721	(784)	127,937
General and administrative	26,461	850	27,311	78,733	991	79,724
Acquisition-related in-process research and development	4,600	—	4,600	4,600	—	4,600

Total operating expenses	182,051	1,509	183,560	528,061	(3,804)	524,257
Income from operations	49,746	(1,589)	48,157	148,108	5,770	153,878
Interest and other, net:
Interest expense	(8,152)	—	(8,152)	(23,682)	—	(23,682)
Interest income	12,416	—	12,416	31,830	—	31,830
Other, net	1,020	—	1,020	(936)	—	(936)

Total interest and other, net	5,284	—	5,284	7,212	—	7,212

Income before provision for income taxes	55,030	(1,589)	53,441	155,320	5,770	161,090
Provision for income taxes	17,890	(1,142)	16,748	47,977	(168)	47,809

Net income	$37,140	$(447)	$36,693	$107,343	$5,938	$113,281

Other comprehensive income:
Foreign currency
Translation adjustments	(2,824)	—	(2,824)	(10,127)	—	(10,127)
Unrealized gain (loss) on available-for-sale investments, net of income taxes	458	—	458	427	—	427

Comprehensive income	34,774	(447)	34,327	97,643	5,938	103,581

Net income per share:
Basic	$0.10	—	$0.10	$0.27	$0.02	$0.29
Diluted	$0.09	—	$0.09	$0.27	$0.01	$0.28
Shares used in computing net income per share:
Basic	385,850	—	385,850	390,593	—	390,593
Diluted	394,850	(440)	394,410	398,907	(377)	398,530

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

The Company prepared a sensitivity analysis on those grants where the specific timing of the approval or finality of a grant cannot be determined with certainty within a range of likely dates and for which the Company concluded that the Equity Edge entry date, or a date prior to the Equity Edge entry date when other reliable evidence was available, was the most appropriate new measurement date. Since the median time difference between the UWC effective date and the Equity Edge entry date was 13 days for those UWCs for which the Company used the Equity Edge entry date as the new measurement date, the Company concluded that this time difference was short enough such that the sensitivity analysis would be a useful indicator. Since the Company is asserting that finality occurred sometime between the UWC effective date and the Equity Edge entry date, but that it has no evidence to identify the actual date, the Company chose to perform separate sensitivity analyses on the highest and lowest stock prices between the UWC effective date and the Equity Edge entry date. The Company performed this analysis for the 21,098 grants for which the Equity Edge entry date was used as the new measurement date. The result of the sensitivity analysis by fiscal year after considering the effect of forfeitures is presented below:

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

Status of Nasdaq Listing

On August 17, 2007, the Company received a letter from the Board of Directors of the NASDAQ Stock Market LLC (the “Nasdaq Board”) informing the Company that the Nasdaq Board has called for review the July 9, 2007 decision of the Nasdaq Listing and Hearing Review Council (the “Listing Council”), and determined to stay, pending further review by the Nasdaq Board, the Listing Council’s decision to suspend the Company’s common stock from trading on The Nasdaq Global Select Market. The Listing Council had previously determined to suspend the Company’s securities from trading on August 23, 2007 if the Company did not file its delayed quarterly and annual reports with the Securities and Exchange Commission by August 21, 2007. On September 14, 2007, the Company received a letter from the Nasdaq Board informing the Company that the Nasdaq Board had determined to grant the Company until November 14, 2007 to file all delinquent periodic reports necessary for the Company to regain compliance with its Nasdaq filing requirements. On November 9, 2007, the Company received a letter from the Nasdaq Board informing the Company that the Nasdaq Board had determined to grant the Company until January 9, 2008 to file all delinquent reports necessary for the Company to regain compliance with its Nasdaq filing requirements.

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

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” or “FAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the nine months ended October 31, 2006 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of FAS 123(R), we recognized forfeitures as they occurred. In addition, we continued to elect the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

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

We believe there have been no other significant changes in our critical accounting policies during the quarter ended October 31, 2006 as compared to our previous disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.

Results of Operations

The following table sets forth certain line items in our consolidated statements of income as a percentage of total revenues for the three and nine months ended October 31, 2006 and 2005.

	Three months ended October 31,		Nine months ended October 31,
	2006	2005 As Restated (1)	2006	2005 As Restated (1)
Revenues:
License fees	39.2%	41.6%	40.1%	41.4%
Services	60.8%	58.4%	59.9%	58.6%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (2)	11.4%	7.9%	11.6%	6.8%
Cost of services (2)	32.1%	29.5%	32.8%	31.1%

Total cost of revenues	24.0%	20.5%	24.3%	21.0%

Gross margin	76.0%	79.5%	75.7%	79.0%
Operating expenses:
Sales and marketing	37.5%	36.0%	37.5%	36.3%
Research and development	16.9%	16.0%	16.8%	14.9%
General and administrative	10.3%	9.4%	9.7%	9.3%
Acquisition-related in-process research and development	0.5%	1.6%	0.4%	0.5%

Total operating expenses	65.2%	63.0%	64.4%	61.1%

Income from operations	10.8%	16.5%	11.3%	17.9%
Interest and other, net	2.7%	1.8%	3.3%	0.8%

Income before provision for income taxes	13.6%	18.3%	14.7%	18.8%
Provision for income taxes	3.5%	5.7%	4.4%	5.6%

Net income	10.1%	12.6%	10.3%	13.2%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.
(2)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005		2006	2005
Total revenues	$347,672	$291,523	19.3%	$1,010,523	$858,401	17.7%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support and maintenance, education and consulting. Management believes total revenue growth for the quarter and nine months ended October 31, 2006 was due to a continued demand for our WebLogic and Tuxedo product families and an increased demand for our new product family: AquaLogic. The AquaLogic product family is comprised of products that were organically developed (e.g.,AquaLogic Service Bus introduced in August 2005) and products acquired through the purchase of Plumtree Software Inc. (“Plumtree”) in October 2005 and Fuego Inc. (“Fuego”) in February 2006. Total revenues increased 19.3 percent and 17.7 percent for the third quarter and nine months ended October 31, 2006 compared to the third quarter and nine months ended October 31, 2005. These increases were a result of a 12.4 percent and 13.8 percent increase in license revenue and a 24.2 percent and a 20.5 percent increase in services revenues for the third quarter and nine months ended October 31, 2006, respectively, compared to the same periods in the prior year. The increase in services revenues was primarily due to customer support and maintenance revenues.

In the past six quarters we have acquired seven software companies, one of which was Plumtree, a public company that had established license and services revenues. We reflected 10 days of total revenue related to Plumtree in the third quarter of fiscal 2006 of approximately $1.0 million. Consequently, comparisons between fiscal 2007 and fiscal 2006 are impacted by this acquisition. Additionally in the third quarter of fiscal 2007 we completed the seventh acquisition, Flashline Inc. (“Flashline”), a small private company located in Cleveland, Ohio. Flashline’s operations were incorporated into BEA for the third quarter of fiscal 2007 as were their financial results as of August 22, 2006.

Geographically, the contribution of the Americas (U.S., Canada, Mexico and Latin America) to total revenues increased to 55.1 percent in the third quarter of fiscal 2007 compared to 52.9 percent in the third quarter of fiscal 2006. The Europe, Middle East and Africa (“EMEA”) contribution declined slightly to 29.8 percent in the third quarter of fiscal 2007 compared to 31.0 percent in the third quarter of fiscal 2006, and the Asia/Pacific (“APAC”) contribution decreased to 15.1 percent in the third quarter of fiscal 2007 compared to 16.1 percent for the third quarter of fiscal 2006. Management believes the revenue acquired with the Plumtree acquisition has impacted the geographic results because the majority of the revenue acquired with Plumtree was generated in the United States. Exchange rates positively impacted total revenues for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Total revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $341.6 million, which represents a 17.2 percent increase over total revenues for the same period in the prior year versus a 19.3 percent absolute increase.

Geographically, the Americas contribution to total revenues improved to 54.2 percent in the first nine months of fiscal 2007 compared to 51.8 percent in the first nine months of fiscal 2006. The EMEA contribution declined slightly to 30.9 percent in the first nine months of fiscal 2007 compared to 33.1 percent in the first nine months of fiscal 2006 and the APAC contribution remained virtually consistent at 14.9 percent for the first nine months of fiscal 2007 and 15.1 percent for the first nine months of fiscal 2006. Management believes the revenue acquired with the Plumtree acquisition has impacted the geographic results because the majority of the revenue acquired with Plumtree was generated in the United States. Exchange rates negatively impacted total revenues for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005. Total revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $1.0 billion, which represents a 18.0 percent increase over total revenues for the same period in the prior year versus a 17.7 percent absolute increase.

License Fees (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005		2006	2005
Total license fees	$136,365	$121,323	12.4%	$404,735	$355,693	13.8%

Management believes license revenue growth for the quarter ended October 31, 2006 as compared to the same quarter in the prior fiscal year was due to continued demand for WebLogic and Tuxedo and was driven by increased demand for our new AquaLogic product family. The AquaLogic product family is comprised of products that were organically developed (e.g., AquaLogic Service Bus introduced in August 2005) and products acquired from Plumtree and Fuego. The AquaLogic product family contributed approximately 20 percent of revenues for the third quarter of fiscal 2007 compared to less than 10 percent for the third quarter of fiscal 2006. This is primarily due to the fact that only 10 days of Plumtree transactions were included in fiscal 2006 revenues versus an entire quarter of transactions in fiscal 2007. Due to the structure of our multi-product enterprise license agreements, our break down of product family license revenue is allocated amongst the product families based on estimated demand at the time the order is placed, not necessarily on actual deployment. Exchange rates positively impacted license revenues for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. In the third quarter of fiscal 2007, license revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $134.2 million, which represents a 10.6 percent increase over license revenues for the same period in the prior year, versus a 12.4 percent absolute increase.

Management believes license revenue growth for the nine months ended October 31, 2006 as compared to the same period in the prior fiscal year was due to continued demand for WebLogic and Tuxedo and was driven increased demand for our new AquaLogic product family. The AquaLogic product family contributed in excess of 15 percent of revenues for the first nine months of fiscal 2007 compared to less than 5 percent for the first nine months of fiscal 2006 due in part to the fact that only 10 days of Plumtree transactions were included in fiscal 2006 compared to a full 3 quarters of transactions in fiscal 2007. Due to the structure of our multi-product enterprise license agreements, our break down of product family license revenue is allocated amongst the product families based on estimated demand at the time the order is placed, not necessarily on actual deployment. For the first nine months of fiscal 2007, license revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $408.5 million, which represents a 14.6 percent increase over license revenues for the same period in the prior year, versus a 13.8 percent absolute increase.

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

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005		2006	2005
Consulting and education revenues	$44,400	$35,000	26.9%	$127,338	$104,580	21.8%
Customer support and maintenance revenues	166,907	135,200	23.5%	478,450	398,128	20.2%

Total services revenues	$211,307	$170,200	24.2%	$605,788	$502,708	20.5%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support and maintenance revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Total services revenues for the third quarter of fiscal 2007 were positively impacted by a fluctuation in exchange rates, whereas total services revenues for the nine months ended October 31, 2006 were not significantly impacted by exchange rates. Total services revenues for the third quarter of fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $207.4 million, an increase of 21.8 percent over the same period in fiscal 2006 versus an absolute increase of 24.2 percent.

The $31.7 million and $80.3 million increase in customer support and maintenance revenues for the third quarter and first nine months of fiscal 2007 compared to the third quarter and first nine months of fiscal 2006 was driven primarily by maintenance renewals on our existing installed base of software licenses, including the Plumtree installed base that was acquired, as well as maintenance contracts sold together with new sales of software licenses. The increase in consulting and education revenues for the third quarter and first nine months of fiscal 2007 compared to the third quarter and the first nine months of fiscal 2006 was due to a 30.5 percent increase and a 27.0 percent increase in consulting services primarily related to revenues generated by Plumtree.

Revenues by Geographic Region

The following table provides a summary of revenues by geographic region (in thousands):

	Three months ended October 31, 2006	Percentage of total revenues	Three months ended October 31, 2005	Percentage of total revenues	Nine months ended October 31, 2006	Percentage of total revenues	Nine months ended October 31, 2005	Percentage of total revenues
Americas	$191,325	55.1%	$154,119	52.9%	$547,909	54.2%	$444,632	51.8%
Europe, Middle East and Africa region (“EMEA”)	103,709	29.8%	90,407	31.0%	312,356	30.9%	283,793	33.1%
Asia/Pacific region (“APAC”)	52,638	15.1%	46,997	16.1%	150,258	14.9%	129,976	15.1%

Total revenues	$347,672	100.0%	$291,523	100.0%	$1,010,523	100.0%	$858,401	100.0%

For the twelve fiscal quarters prior to the quarter ended October 31, 2006, EMEA and APAC revenues as a percentage of total revenues have ranged between 31 percent to 38 percent for EMEA and 14 percent to 16 percent for APAC. These ranges may fluctuate in the future depending upon regional economic conditions, including but not limited to, foreign currency exchange rates.

For the third quarter and first nine months of fiscal 2007, the percentage of total revenue contribution from the Americas increased over the same periods in the prior fiscal year. Management believes the Americas revenue contribution percentage was positively impacted by the Plumtree acquisition since the revenue streams from the products acquired were generated primarily in the United States. The increase in Americas total revenues of 24.1 percent for the third quarter and 23.2 percent for the first nine months of fiscal 2007 compared to the third quarter and first nine months of fiscal 2006 was comprised of a 16.5 percent and 17.4 percent increase in license revenues and a 29.6 percent and 27.3 percent increase in services revenues, respectively. The increase in Americas services revenues for the third quarter and first nine months of fiscal 2007 was driven by an increase in customer support and maintenance of 26.3 percent and 23.3 percent, respectively, and an increase in consulting revenues of 46.0 percent and 49.9 percent, respectively.

For the third quarter and first nine months of fiscal 2007, the percentage of total revenue contribution from EMEA declined over the same periods in the prior fiscal year. Management believes the decline in the EMEA contribution was due in large part to the fact that the revenue streams acquired with Plumtree are primarily generated in the United States. EMEA total revenues increased $13.3 million or 14.7 percent and $28.6 million or 10.1 percent when comparing the third quarter and first nine months of fiscal 2007 to the third quarter and first nine months of fiscal 2006, respectively. The increase in EMEA total revenues in the third quarter and first nine months of fiscal 2007 was comprised of a 13.8 percent and a 10.5 percent increase in license revenue and a 15.2 percent and a 9.8 percent increase in services revenue. Customer support and maintenance revenues increased 18.1 percent and 14.1 percent and consulting and education revenues increased slightly to 4.5 percent and declined 4.7 percent, respectively, for the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006. Exchange rates had a favorable impact on EMEA business in fiscal 2007 versus fiscal 2006. EMEA revenues for the third quarter when translated at a constant exchange rate from the same period in the prior year would have been approximately $98.4 million, which represents an 8.8 percent increase over total revenues in the same quarter in the prior year versus a 14.7 percent absolute increase. EMEA revenues for the first nine months of fiscal 2007 when translated at a constant exchange rate from the same period in the prior year would have been approximately $314.2 million, which represents a 10.7 percent increase over total revenues in the same quarter in the prior year versus a 10.1 percent absolute increase.

APAC’s revenues increased $5.6 million or 12.0 percent and $20.3 million or 15.6 percent when comparing the third quarter and first nine months of fiscal 2007 to the third quarter and first nine months of fiscal 2006. In addition, APAC’s total revenue contribution was 15.1 percent for the third quarter and 14.9 percent for the first nine months of fiscal 2007 which was a slight decrease compared to the same periods in fiscal 2006. Management believes the decline in the APAC contribution was due in large part to the fact that the revenue streams acquired with Plumtree are primarily generated in the United States. The increase in APAC revenues in absolute dollars in the third quarter and first nine months of fiscal 2007 was comprised of a less than 1 percent and a 9.3 percent increase in license revenue and a 25.8 percent and a 22.4 percent increase in services revenues, respectively, for the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006. Management believes license revenues in the third quarter of fiscal 2007 were flat due primarily to strong growth in China offset by a decline in Japan. Management believes license revenue for the nine months ended October 31, 2007 increased compared to the same period in the prior year due to strong performances across the region with the exception of declines in Japan. Services revenues increased due to continued growth in the customer support and maintenance revenues across the region. APAC revenues for the third quarter of fiscal 2007 were not significantly impacted by exchange rates. However, APAC revenues for the first nine months of fiscal 2007 were adversely impacted by foreign exchange rates. APAC revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $154.6 million, which represents an 18.9 percent increase over total revenues in the same period in the prior year versus a 15.6 percent absolute increase.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Cost of license fees	$15,501	$9,645	60.7%	$46,979	$24,103	94.9%
Cost of services	67,807	50,161	35.2%	198,493	156,163	27.1%

Total cost of revenues	$83,308	$59,806	39.3%	$245,472	$180,266	36.2%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 11.4 percent and 7.9 percent of license revenues for the third quarter of fiscal 2007 and 2006, respectively. The increase in the cost of license fees as a percentage of license revenues for the third quarter of fiscal 2007 compared to the same period in fiscal 2006 was primarily due to a $6.2 million increase in amortization expense of acquired intangibles offset by a slight decline in royalties and license fees paid to third parties due to the mix of product sold in the third quarter of fiscal 2007. The increase in amortization expense resulted from the completion of 5 acquisitions in the second half of fiscal 2006 and early fiscal 2007. Management believes that cost of license fees may continue to increase in absolute dollars in fiscal 2007 due to expansion of the customer license compliance program as well as royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of license fees were 11.6 percent and 6.8 percent of license revenues for the first nine months of fiscal 2007 and 2006, respectively. The increase in the cost of license fees as a percentage of license revenues for the first nine months of fiscal 2007 compared to the same period in fiscal 2006 was primarily due to an $18.9 million increase in amortization expense of acquired intangibles, a $2.8 million increase associated with the customer license compliance program and a $1.1 million increase in royalty expense. The increase in amortization expense resulted from the completion of 5 acquisitions in the second half of fiscal 2006 and early fiscal 2007. The increase in the customer license compliance program is primarily due to increased activity in the compliance program. Royalty expense increased due to a change in product mix in the first nine months of fiscal 2007 compared to the same period in fiscal 2006. Management believes that cost of license fees may increase in absolute dollars in fiscal 2007 due to expansion of the compliance program as well as royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of Services. Cost of services consists primarily of salaries and benefits for consulting, education, and customer support and maintenance personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and real estate facilities for the operation of the services organization. Cost of services was 32.1 percent of services revenues in the third quarter of fiscal 2007 compared to 29.5 percent of services revenues in the third quarter of fiscal 2006. The 2.6 percent increase in cost of services as a percent of services revenues was primarily due to a 0.8 percent increase, or $1.7 million, of incremental acquisition-related expenses and 1.0 percent increase, or $2.2 million, of additional share-based compensation expense associated with the implementation of FAS123R. The remaining 0.8 percent increase in cost of services as a percent of services revenue was primarily due to the third quarter of fiscal 2006 having an unusually high margin due to headcount mix compared to a more standard margin in the third quarter of fiscal 2007. Total headcount at the end of the period increased 300 people year over year.

Cost of services was 32.8 percent of services revenue in the first nine months of fiscal 2007 compared to 31.1 percent of services revenues in the first nine months of fiscal 2006. The 1.7 percent increase in cost of services as a percent of services revenues was primarily due to a 0.8 percent increase, or $4.9 million, of incremental acquisition-related expenses and a 1.1 percent increase, or $6.5 million, of additional share-based compensation expense associated with the implementation of FAS123R. Total headcount at the end of the period increased 300 people year over year.

Acquired Intangibles Amortization. Total future amortization expense associated with acquired intangibles is approximately $78.3 million which includes $10.1 million for the remaining three months of fiscal 2007, $30.2 million for fiscal 2008, $16.7 million for fiscal 2009, $12.0 million for fiscal 2010 and $9.2 million thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Sales and marketing expenses	$130,368	$104,875	24.3%	$378,445	$311,996	21.3%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Sales and marketing expenses include salaries, benefits, sales commissions, travel, certain information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily compensation related expenses. Sales and marketing headcount increased by 146 people, primarily from the Plumtree and Fuego acquisitions, which resulted in fixed and variable compensation expense increasing approximately $11.5 million. Share-based compensation expense associated with the implementation of FAS123R increased sales and marketing expense for the third quarter of fiscal 2007 by approximately $4.8 million. Share based compensation associated with the stock option review increased sales and marketing expense for the third quarter of fiscal 2007 by approximately $0.6 million. The remainder of the increase was due to a combination of sales expenses and marketing programs. Sales and marketing expenses would have decreased by $2.0 million if foreign exchange rates had remained constant when compared to the third quarter of fiscal 2006.

The increase in expenses from the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily compensation related expenses. Sales and marketing headcount increased by 146 people, primarily from the Plumtree and Fuego acquisitions, which resulted in fixed and variable compensation expense increasing approximately $27.0 million. Share-based compensation expense associated with the implementation of FAS123R increased sales and marketing expense for the first nine months of fiscal 2007 by approximately $14.3 million and the remainder of the increase was due to a combination of $12.2 million of sales expenses and $4.0 million of marketing programs. Sales and marketing expenses were not significantly impacted from foreign exchange rates in the first nine months of fiscal 2007.

Research and Development (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Research and development expenses	$58,710	$46,474	26.3%	$169,568	$127,937	32.5%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, certain information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 16.9 percent from 16.0 percent for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 and increased to 16.8 percent from 14.9 percent for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. The increase as a percentage of total revenues was due to BEA’s concerted effort to increase investment in research and development, specifically related to the international telecommunications technology centers and the AquaLogic Product Family, which has grown primarily through acquisitions.

Research and development expenses increased by $11.9 million from the third fiscal quarter of 2007 compared to the third fiscal quarter of 2006. This increase was driven by both organic new product development as well as acquired product development teams from six acquisitions (M7, ConnecTerra, Plumtree, SolarMetric, Fuego and Flashline). As of October 31, 2006, research and development was comprised of 1,226 employees, 234 of whom were obtained through acquisitions during the course of fiscal 2006 and the first nine months of fiscal 2007. Of the 1,226 employees, 801 were located in the United States and 425 were located outside the United States. The $11.9 million increase in research and development expenses in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 was primarily composed of (1) compensation expense of $3.6 million related to the increase of 107 people (through acquisition and organic growth), (2) share-based compensation expense associated with the implementation of FAS123R of $3.7 million (3) acquisition related deferred compensation of $0.9 million and (4) share based compensation expense associated with the stock option review of $0.5 million. Research and development expenses were not significantly impacted by foreign exchange rates in the third quarter of fiscal 2007.

Research and development expenses increased by $41.6 million from the first nine months fiscal quarter of 2007 compared to the first nine months fiscal quarter of 2006. This increase was driven by both organic new product development as well as acquired product development teams from 6 acquisitions ( M7, ConnecTerra, Plumtree, SolarMetric, Fuego and Flashline). The $41.6 million increase in research and development expenses in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 was primarily composed of (1) compensation expense of $18.2 million related to the increase of 107 people (through acquisition and organic growth), (2) share-based compensation expense associated with the implementation of FAS123R of $11.0 million and (3) acquisition related deferred compensation of $3.2 million and (4) a reduction of $2 million of quarterly funding from a third party, which offsets research and development expense on a quarterly basis as discussed below. Research and development expenses were not significantly impacted by foreign exchange rates in the first nine months of fiscal 2007.

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses. In the third quarter of fiscal 2007, we received $1.8 million of third party reimbursement, $0.3 million of which related to the development of ports and integration tools and $1.5 million related to research and development expenses. In the first nine months of fiscal 2007, we received $4.0 million of third party reimbursement, of which $1.2 million related to the development of ports and integration tools and $2.8 million related to research and development expenses. We did not receive funding for the product of mutual interest in the first quarter of fiscal 2007 as the arrangement was not finalized until the third quarter of fiscal 2007. During the third quarter and first nine months of fiscal 2006, we received a total of $2.4 million and $7.4 million of third party reimbursements, $0.2 million and $0.8 million of which was related to the development of ports and integration tools, $2.0 million and 6.1 million of which was related to certain research and development expenses and $0.1 million and $0.5 million of which was related to certain marketing expenses of the product of mutual interest.

General and Administrative (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
General and administrative expenses	$35,881	$27,311	31.4%	$98,004	$79,724	22.9%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

General and administrative expenses include costs for our human resources, finance, legal, and certain information technology, facilities and general management functions, as well as bad debt expense. General and administrative expenses increased $8.6 million for the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. The increase in the third quarter of fiscal 2007 compared to the same period in fiscal 2006 was due to $3.4 million of share-based compensation expense associated with the implementation of FAS123R, $1.6 million of legal and consulting expenses associated with the Company’s internal stock option review, $1.1 million of headcount related expenses and $0.9 million of acquisition related deferred compensation. General and administrative expenses were not significantly impacted by foreign exchange rates in the third quarter of fiscal 2007.

General and administrative expenses increased $18.3 million for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006 due to $10.5 million of share-based compensation expense associated with the implementation of FAS123R, $1.9 million of acquisition-related deferred compensation, $6.1 million in labor expenses due primarily to the Plumtree and Fuego acquisitions, $1.6 million of expenses associated with the Company’s internal stock option review (i.e., legal, consulting and stock option modification expenses) and offset by a $2.2 million decline in depreciation expense. General and administrative expenses were not significantly impacted by foreign exchange rates in the first nine months of fiscal 2007.

Other Charges

Acquisition-related in-process research and development. In the third quarter of fiscal 2007, we acquired Flashline, Inc., which resulted in an in-process research and development write-off of $1.7 million. In the third quarter of fiscal 2006, we acquired Plumtree, which resulted in an in-process research and development write off of $4.6 million. For the nine months ended October 31, 2006, in addition to the Flashline acquisition, we also acquired Fuego Inc., which resulted in a $2.7 million in-process research and development write-off.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of October 31, 2006, $8.1 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $2.5 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current events and circumstances.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	9,681
Additional charges accrued during the nine months ended October 31, 2006 included in operating expenses	105
Cash payments during the nine months ended October 31, 2006	(1,696)

Accrued at October 31, 2006	$8,090

Office Lease

On August 14, 2006, the Company entered into a new office lease in San Francisco to enable consolidation of the three current San Francisco office locations, including two acquired with the acquisition of Plumtree in October 2005. The new office lease commenced on August 14, 2006 and terminates on December 31, 2016. The office space under this new lease will undergo renovations for approximately six months. During the renovation period, the Company recorded rent expense for both the new and existing office space, which resulted in an increase in operating expenses of approximately $1.5 million in the third quarter of fiscal 2007, $1.5 million in the fourth quarter of fiscal 2007 and $1.4 million in the first quarter of fiscal 2008.

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

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2006	2005 As Restated (1)		2006	2005 As Restated (1)
Interest expense	$(6,082)	$(8,152)	(25.4)%	$(18,080)	$(23,682)	(23.7)%
Foreign exchange gain (loss)	(1,069)	1,020	N/M	(405)	(936)	(56.7)%
Interest income and other, net	16,695	12,416	34.5%	52,287	31,830	64.3%

Total interest and other, net	$9,544	$5,284	80.6%	$33,802	$7,212	N/M %

Note: “N/M” is defined as “not meaningful”.

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Interest expense is correlated with the convertible debt and the $215.0 million of notes payable. The decline in interest expense for the third quarter and first nine months of fiscal 2007 compared to the same periods in fiscal 2006 correlates with the repurchase of approximately $295 million in face value of convertible subordinated notes in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 offset by the increase in the interest rates related to notes payable.

Foreign exchange gain (loss) fluctuates as a result of changes in foreign currency denominated monetary assets and liabilities net of changes in foreign exchange forward hedge contracts.

Interest income and other, net increased $4.3 million and $26.6 million for the third quarter and first nine months of fiscal 2007, respectively, compared to the third quarter and first nine months of fiscal 2006. The increase in the third quarter of fiscal 2007 was due to improved yields on our cash, cash equivalents and short-term investment balances of approximately $6.2 million. The increase for the first nine months of fiscal 2007 was primarily due to (1) improved yields on our cash, cash equivalents and short-term investment balances which resulted in an increase in interest income of $11.7 million, (2) net gains on the disposition of minority interests in two strategic equity investments of approximately $11.3 million, (3) a net gain on the retirement of the convertible subordinated notes of $0.8 million and (4) a write-off of debt issuance costs of approximately $0.8 million.

Provision for Income Taxes

We have recorded income tax expense of $12.1 million and $16.7 million for the third quarter of fiscal 2007 and fiscal 2006, respectively. We have provided for income taxes based on a projected annual effective tax rate of 33 percent and 31 percent for the third quarter of fiscal 2007 and fiscal 2006, respectively. The third quarter of fiscal 2007 reflected one-time income tax benefits of $0.9 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years, $2.9 million related to the return to provision and other adjustments including additional research credits identified, and $0.1 million relating to certain stock option exercises. These income tax benefits in the third quarter of fiscal 2007 were partially offset by the impact of non-deductible in-process research and development associated with the Flashline acquisition resulting in an effective tax rate of 25.7 percent. The projected annual effective tax rate for the third quarter of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective tax rate for the third quarter of fiscal 2006 due to the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. Our projected annual effective tax rate for the third quarter of fiscal 2007 and for the third quarter of fiscal 2006 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected lower taxed foreign earnings.

We have recorded income tax expense of $44.2 million and $47.8 million for the first nine months of fiscal 2007 and fiscal 2006, respectively. We have provided for income taxes based on a projected annual effective tax rate of 33 percent and 30 percent for the first nine months of fiscal 2007 and fiscal 2006, respectively. The first nine months of fiscal 2007 reflected one-time income tax benefits of $2.7 million relating to the resolution of certain foreign tax audits and lapse of the statute of limitations with respect to certain foreign tax years, $2.9 million related to the return to provision and other adjustments including additional research credits identified, and $0.5 million relating to certain stock option exercises. These income tax benefits in the first nine months of fiscal 2007 were partially offset by the impact of non-deductible in-process research and development associated with the Fuego and Flashline acquisitions resulting in an effective tax rate of 29.8 percent. The projected annual effective tax rate for the first nine months of fiscal 2007 reflects a 4 percentage point increase as compared to the projected annual effective tax rate for the first nine months of fiscal 2006 due the tax impact of FAS 123(R) and a benefit received in 2006 from a valuation allowance release. Our projected annual effective tax rate for the first nine months of fiscal 2007 and for the first nine months of fiscal 2006 was 29.8 percent and is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of pretax operating results, we believe that net deferred tax assets in the amount of $28.5 million are realizable based on the “more likely than not” standard required for recognition. The remaining valuation allowance at July 31, 2006 is primarily attributable to accumulated stock option tax deductions. Accordingly, in the event that we were to determine that we would be able to realize these deferred tax assets in the future in excess of the amount presently recorded, an adjustment to the net deferred tax asset would be credited to additional paid-in capital.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will be adopted FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We expect to have the following impact on our financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities of $10 million. This will be reported as an adjustment to the opening balance of retained earnings. We expect an increase in the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

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

As of October 31, 2006, cash, cash equivalents (excluding all restricted cash) and short-term and long-term investments totaled $1,176 million versus $1,444 million at October 31, 2005. The decline in cash, cash equivalents (excluding all restricted cash) and short and long-term investments year over year was due in part to repurchase of subordinated convertible notes, acquisitions and classifying $260 million as restricted cash due to the defeasance of the subordinated convertible notes.

In the first nine months of fiscal 2007, net cash provided by operating activities improved $24.7 million when compared to the first nine months of fiscal 2006. The operating cash improvement was driven by the following factors;

•

Net income adjusted for non-cash charges increased $22.6 million due to the increase in stock compensation expense and amortization charges related to acquired intangibles offset by the excess tax benefit from exercise of stock options being reclassified from an operating activity to a financing activity under FAS 123(R), the decline in accretion of investment balances and the reclassification of the gain on minority interest in equity investments to financing;

•	A $35.1 million decline in period end net accounts receivable;

•	A $8.0 million net decrease other current and long-term assets;

•	A $14.3 million increase in period end accounts payable and accrued liabilities;

•	A $23.3 million decline in period end deferred revenues;

•	A $18.8 million decline in period end accrued and deferred income taxes and tax benefits from the exercise of stock options; and

•	A $16.2 million change in other working capital components (principally the non-cash effects of exchange rates on other working capital items).

Cash used in investing activities increased by $164.0 million when comparing cash flows from investing activities for the first nine months of fiscal 2007 and the first nine months of fiscal 2006. The change is due to a reduction in proceeds from investments offset by a decline in payments for acquisitions in fiscal 2007 and an increase in proceeds from minority interest in equity investments.

Cash used in financing activities increased by $225.0 million in the first nine months of fiscal 2007 compared to the same period in the prior year. The increase in cash outflow was due to the repurchase of $208.6 million of convertible subordinated notes and the $260.4 million of restricted cash associated with the defeasance of the convertible subordinated notes in the first nine months of fiscal 2007 compared to $180.0 in treasury stock repurchases in the first nine months of fiscal 2006 offset by a $56.5 million increase in proceeds from employee stock purchases in the first nine months of fiscal 2007 and $9.5 million increase due to the excess tax benefits from exercise of stock options being reclassified to a financing activity from an operating activity under FAS 123(R).

Liquidity

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through October 31, 2007. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Contractual Obligations

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 to repay in full and terminate the long term debt facility which was set to mature in October 2008.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of October 31, 2006. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

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

At October 31, 2006, the 4% Convertible Subordinated Notes (the “2006 Notes”) due December 15, 2006 had a remaining balance of $255.3 million. In accordance with the Indenture for the 2006 Notes, we deposited $260.4 million in a bank account under the control of a trustee which is reflected as short-term restricted cash on the balance sheet. The $260.4 million covers the principal and interested associated with the 2006 Notes. In December 2006, the 2006 Notes matured and were paid off by the trustee with the $260.4 million deposit.

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

Restricted cash includes $260.4 million associated with the defeasance of the 2006 Notes. The remainder represents collateral for our letters of credit. Short term restricted cash for letters of credit represent letters of credit that expire within one year.

The following table of contractual obligations as of October 31, 2006 has been prepared assuming that the convertible subordinated notes will be repaid in cash upon maturity (in thousands):

Contractual obligations	Total payments due	Remainder of fiscal 2007	Fiscal 2008 and 2009	Fiscal 2010 and 2011	Fiscal 2012 and thereafter
Convertible Subordinated notes (principal only)	$255,250	$255,250	$—	$—	$—
Interest related to convertible subordinated notes	5,105	5,105	—	—	—
Other obligations	15,563	504	6,453	4,350	4,256
Notes payable	215,000	—	—	—	215,000
Operating leases	196,748	12,680	82,578	50,902	50,588
Capital lease	1,631	50	422	422	737

Total contractual obligations	$689,297	$273,589	$89,453	$55,674	$270,581

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

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In the third quarter and first nine months of fiscal 2007, the Company did not repurchase any shares, and alternatively repurchased subordinated convertible notes (as discussed above). Approximately $121.7 million of the approval limit remains available for share repurchases under the Share Repurchase Program.

Off-balance sheet arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of October 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of October 31, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2016. Future minimum lease payments under our operating leases as of October 31, 2006 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the nine months ended October 31, 2006 and 2005 were insignificant.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 44.9 percent and 47.1 percent of total revenues for the third quarter of fiscal 2007 and 2006, respectively, and 45.8 percent and 48.2 percent of total revenues in the first nine months of fiscal 2007 and 2006, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and nine months ended October 31, 2006. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and nine months ended October 31, 2005, with the exception of the United Kingdom with $92.3 million or 10.8 percent of total revenues for the nine months ended October 31, 2005, respectively. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Most of our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. At October 31, 2006, our transaction exposures amounted to $33.4 million and were offset by foreign currency forward contracts with a net notional amount of $77.6 million. Based on exposures at October 31, 2006, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $4.4 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $1.1 million for the third quarter of fiscal 2007 while net gains were approximately $1.0 million for the third quarter of fiscal 2006.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of October 31, 2006 are presented in the table below and are recorded on the balance sheet as part of other current assets. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at October 31, 2006 and the contracted rate. All of these forward contracts mature within 53 days or less as of October 31, 2006.

	Local currency contract amount		Contract amount		Fair market value at October 31, 2006
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	11,730	AUD	8,870	USD	$(39)
Euros	41,860	EUR	52,689	USD	(197)
Japanese yen	1,340,000	JPY	11,310	USD	(103)
Korean won	23,635,000	KRW	23,652	USD	336
Indian rupee	273,500	INR	6,027	USD	153
Brazilian real	24,690	BRL	11,416	USD	12

					162

Contract to Sell US $
Canadian dollar	3,850	CAD	3,418	USD	86
British pounds	12,110	GBP	22,704	USD	111
Singapore dollar	10,900	SGD	6,930	USD	(36)
Israeli shekel	2,700	ILS	629	USD	(2)
Euros	18,000	EUR	22,652	USD	89
Swedish krona	11,100	SEK	1,519	USD	(9)
Swiss franc	3,150	CHF	2,499	USD	44

					283

Contract to Buy Euro €
Danish krone	13,200	DKK	2,236	EUR	1
Swiss franc	2,450	SEK	1,952	EUR	(26)
British pounds	10,450	GBP	19,668	EUR	1
Norwegian krone	6,840	NOK	1,027	EUR	(20)

					(44)

Contract to Sell Euro €
British pounds	260	GBP	(490)	EUR	(19)

					(19)

Net U.S. dollar equivalent fair value of forward-exchange contracts at October 31, 2006					$382

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of October 31, 2006, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 68 days. The holding period until maturity takes into account the investments we have made in auction rate securities (“ARS”) based on their reset feature. Rates on these securities ARSs typically reset every 7, 28 or 35 days.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 5.8 percent as of October 31, 2006. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $12.1 million. The annual interest rate on our $255.3 million convertible notes is fixed at 4.0 percent through the maturity date in December 2006.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the third quarter of fiscal 2007 other than certain of the above mentioned remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISK FACTORS THAT MAY IMPACT FUTURE OPERATING RESULTS

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. For example, the FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123(R)”), Share-Based Payment, replacing FAS 123, which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using the fair value based method. The fair value based method of accounting for compensation transactions required under FAS 123(R) requires the use of valuation methodologies which were developed for valuing traded options, not employee stock options and restricted stock units, and requires a number of assumptions, estimates and conclusions regarding complex and subjective matters such as the expected forfeitures of equity awards, the expected volatility of our stock price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. In addition, these factors may be difficult to analyze. Therefore, it is possible that the attribution of this non-cash charge may be misunderstood and cause increased volatility in our stock price. Similarly, factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate. In accordance with FAS 123(R), we have expensed stock options granted in fiscal periods commencing February 1, 2006 using the fair value method. For example, for the nine months ended October 31, 2006, we accounted for stock-based compensation under FAS 123(R) and diluted earnings per share were reduced by $0.09 per share. Had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share for the nine months ended October 31, 2006 would have been reduced by $0.10 per share.

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

We have experienced substantial growth since our inception in 1994. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 4,278 employees in 81 offices in 37 countries at January 31, 2007. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations. In this regard, we are continuing to update our management information systems to integrate financial and other reporting among our multiple domestic and foreign offices. In addition, we may continue to increase our staff worldwide and continue to improve the financial reporting and controls for our global operations. We are also continuing to develop and roll out information technology initiatives. It is possible that we will not be able to successfully implement improvements to our management information, control systems, reporting systems and information technology infrastructure in an efficient or timely manner and that, during the course of this implementation, we could discover deficiencies in existing systems and controls, as well as past errors resulting there from. If we are unable to manage growth effectively, our business, results of operations and financial condition will be materially adversely affected.

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

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of operations. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. For example, in the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. At October 31, 2006, we had remaining net goodwill and net acquired intangible assets of approximately $325.3 million. If we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

In addition, we have conducted an initial internal investigation into Plumtree’s compliance with, and we are subject to an ongoing review in relation to, Plumtree’s contract with the U.S. General Services Administration (“GSA”) which may adversely impact our financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its GSA contract, Plumtree may not have complied fully with the terms of the “Price Reductions” clause of such contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. BEA has reviewed this analysis and based on our assessment we have recorded $1.5 million as the fair value of the contingency as of October 20, 2005. In January 2006, we completed this self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like us to perform an additional review of the period from March 31, 2005 through June 30, 2005. We are currently assessing the GSA’s desire for this additional period. However we have not commenced such additional review and have not recorded any additional contingency accruals related to this issue as of October 31, 2006. There has been no communication from the GSA since April 2006. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on our financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits –

Exhibit	Description

10.1	Waiver No. 1, dated October 6, 2006, to the Credit Agreement among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/S/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

Dated: November 15, 2007