Form 10-K
period 2007-01-31
BEA SYSTEMS INC
filed 2007-11-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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

(408) 570-8000

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value Preferred Share Purchase Rights	The NASDAQ Stock Market LLC (The Nasdaq Global Select Market)

Securities registered under Section 12(g) of the Act: None

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

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on July 31, 2006, as reported on the Nasdaq National Market, was approximately $4.4 billion. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

As of October 31, 2007, there were approximately 398,272,000 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

BEA SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2007

Explanatory Note

Restatement of Financial Information. In this Annual Report on Form 10-K as of and for the year ended January 31, 2007 (the “2007 Form 10-K”), BEA Systems, Inc. (the “Company” or “we”) restated its Consolidated Balance Sheet as of January 31, 2006 and its Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the fiscal years ended January 31, 2006 and 2005 as a result of an independent stock option review initiated by the Company’s Board of Directors and conducted by its Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This 2007 Form 10-K also reflects the restatement in Item 6, “Selected Consolidated Financial Data”, for the fiscal years ended January 31, 2006, 2005, 2004 and 2003. In addition, the Company is restating its unaudited quarterly financial information and financial statements for interim periods of fiscal 2006 and for the three months ended April 30, 2006.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K filed by the Company prior to December 4, 2006, and the related opinions of its independent registered public accounting firm, and all earnings press releases and similar communications issued by the Company prior to December 4, 2006 should not be relied upon and are superseded in their entirety by this 2007 Form 10-K and other reports on Form 10-Q and Form 8-K filed by the Company with the Securities and Exchange Commission on or after December 4, 2006.

Independent Review Overview. On August 14, 2006, the Audit Committee recommended to the Board, and the Board agreed, that the Audit Committee retain independent counsel to assist with a thorough review of the Company’s historical stock option grant practices (“Independent Review”). The Audit Committee conducted the Independent Review with the assistance of independent legal counsel Simpson Thacher & Bartlett LLP (“Simpson Thacher”) and forensic accountants Navigant Consulting, Inc. (“Navigant”), collectively the (“Review Firms”). The Independent Review, which commenced in August 2006 and encompassed all of the Company’s stock option grants from January 1996 through June 2006 (“Review Period”), excluding stock options acquired as part of business combinations, consisted of a review of the Company’s historic stock option granting practices, including a review of whether we used appropriate measurement dates, and, therefore, correctly accounted for stock option grants made under equity award programs.

The summary of the impact of the stock-based compensation and related issues, based on the findings of the Independent Review, for the fiscal years ended January 31, 1998 through 2006 is as follows:

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense (Income)
1998	$827	$827
1999	2,983	2,983
2000	29,754	29,754
2001	185,125	159,272
2002	109,399	100,347
2003	66,623	42,961
2004	42,701	10,638

Subtotal	437,412	346,782

2005	(10,662)	(14,641)
2006	(2,762)	(427)

Total	$423,988	$331,714

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report” or “2007 Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation, statements related to:

•	fluctuation of revenues and operating results, including as a result of seasonality;

•	the effect of volatility of licensing revenues on our ability to accurately forecast revenues, expenses and operating results;

•	the effect of the length of our sales cycle on our revenues;

•	the restructuring of our sales force, our sales through distribution channels and the resulting effect on our margins and revenues;

•	our competition and technology, market and industry conditions and our need to adapt to such conditions;

•	the dependence of our growth on the implementation and introduction of our new product initiatives;

•	protection of our intellectual property rights;

•	defense against potential intellectual property claims against us and our exposure to litigation if our products contain software defects;

•	the effect of our relationships with third-party vendors on the supply of our products;

•	risks attendant to conducting international operations;

•	the effect of changes in accounting regulations on our revenue and profits;

•	the effect of changes in taxes we owe on our profitability;

•	our inability to manage growth;

•	the importance of hiring and retaining key personnel;

•	the integration of our past and future acquisitions;

•	risks in connection with Plumtree’s government contracts and their effect on our results of operations;

•	the effect of U.S. military activity and terrorism on our revenues and operations;

•	the effect of government review of our income and payroll tax returns or changes in our effective tax rates on our operating results;

•	the effect of the incorrect accounting for our stock options on our financial results;

•	the time and expense incurred by our review of and financial restatement in connection with our historical stock option practices;

•	non-compliance with SEC reporting and Nasdaq listing requirements;

•	litigation relating to our historical stock option grant practices;

•	effective internal controls over financial reporting;

•	compliance with corporate governance requirements;

•	the difficulty of obtaining director and officer insurance coverage due to the results of our stock option review;

•	the impact on our business and stock price of any potential acquisition or other transaction involving us;

•	any potential acquisition or other transaction involving us and actions by activist investors related thereto;

•	the impact of the uncertainty of our future in light of potential acquisitions, especially with respect to our customer and our employees;

•	litigation relating to any potential acquisition or other transactions involving us;

•	future amortization of acquired intangible assets;

•	facilities consolidation charges, for estimated future lease commitments on excess facilities;

•	future stock repurchases under our stock repurchase program;

•

the development of an expanded product set for SOA service infrastructure through expansion in our messaging, portal infrastructure, data integration, security, Web services management and other technologies;

•	our ability to attract Chief Information Officers to choose our products as the architectural foundation of SOA projects to be implemented over a sustained period of time;

•	the trend toward increased high dollar transactions;

•	the expectation that future payments of facilities consolidation charges will not significantly impact our liquidity due to our strong cash position;

•	the realizability of deferred tax assets;

•	our belief that our tax positions are consistent with the tax laws in the jurisdictions in which we conduct business;

•	that we do not anticipate paying any cash dividends in the foreseeable future;

•	unrecognized compensation costs related to stock options, restricted stock and the ESPP;

•	our belief that the amount of liability associated with our current legal proceedings will not materially affect the Company’s financial position;

•	our acquisition strategy to use cash or stock or purchase development teams or technologies to add features or products that complement or expand our products;

•	our belief that the cost of license fees may increase in absolute dollars in fiscal 2007;

•	the requirement that we must maintain certain covenants, including liquidity, leverage and profitability ratios associated with our long term debt facility;

•	significant cash and/or financing resources needed for the construction of office facilities and the adequacy of our facilities;

•	the estimate and fluctuation of interest payments;

•	sufficiency of existing cash;

•	the dependence on continued expansion of international operations;

•	our initiative to recruit and train a large number of consultants employed by SIs and to embed our technology in products that our ISV customers offer;

•	the need to expand our relationships with third parties in order to support license revenue growth;

•	the dependence on our ability to attract and retain qualified sales, technical and support personnel;

•	the intention to expand our global organization;

•	continued adoption of Java technologies;

•	the dependence on continued growth in the use of the Web to run software applications;

•	the intention to make additional acquisitions in the future;

•	significant accounting charges as a result of expensing stock option grants and awards under FAS 123(R);

•	the dependence on our proprietary technology;

•	the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure;

•	the update of our management information systems to integrate financial and other reporting;

•	the development and roll out of information technology initiatives;

•	the dependence on future performance to meet our debt service obligations;

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

These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Our actual results could differ materially from those discussed in this Annual Report. Important factors that could cause or contribute to such differences include difficulties in developing new technologies; unanticipated delays in bringing our products to the market; product defects in the development phase that could cause delays; unanticipated shortages of cash available to invest in building relationships and expanding distribution channels; an unanticipated lack of resources to invest in increasing direct sales and support organizations; political instability; the inability to establish customer and product development relationships; difficulties of our services organization in providing a consistent level of support; unanticipated changes in key personnel; the possibility that customers will switch to competitors products; unanticipated shortages of cash to invest in product development; unanticipated delays in the completion of construction of the San Jose facility; unanticipated growth resulting in a shortage of space in existing facilities; uncertainty of the ultimate outcome of litigation; inherent uncertainty surrounding the litigation process and our inability to accurately predict the determination of complex issues of fact and law; the inability to generate cash for operations to support our business; the risk that we may be required to expend more cash in the future than anticipated and may be unable to support our operations; difficulty in predicting size and timing of customer orders; unanticipated changes in our incentive structure; economic downturns; the risk that we may not be successful in obtaining orders from our customers; inability to predict the level of future sales of our products; unanticipated fluctuations in interest and foreign currency exchange rates; a downturn in our sales or defaults on payments by customers; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets; unanticipated difficulties in development of products with third parties; unanticipated costs and expenses arising from the leased facilities; unanticipated changes in tax regulations; unanticipated shortages of cash; uncertainties as to the effects of certain accounting policies; a lack of the required resources to invest in the development of existing and new products; substantial technological changes in the software industry; significant changes in customer preferences; risks and uncertainties associated with international operations, including economic downturns, trade balance issues, fluctuations in interest and foreign currency exchange rates; better than expected cash generated from operations; unanticipated difficulties in integration of our products with other ISV’s products; our inability to successfully retain or recruit executive officers and key personnel; a change in the level of importance of stock options to employee recruitment; delays in bringing new products or enhancements to market due to development problems; the risk that we may not be successful in obtaining new orders from major customers; uncertainty of suitable companies, divisions or products available for acquisition; unanticipated difficulties affecting management of growth; uncertainties as to the prospect of future orders and sales levels; uncertainties as to the future level of sales and revenues; unanticipated operating and business expenses preventing us from meeting debt obligations; unanticipated interest changes and defaults on payments owed to us; miscalculations with respect to stock compensation expenses; and other factors that could cause actual results to differ materially such as those detailed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to us as of the filing date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in our Reports on Form 10-Q and our other SEC filings.

ITEM 1.	BUSINESS.

Overview

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part 1, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

BEA® Systems, Inc. (referred to as “we”, “us”, “BEA” or the “Company”) is a world leader in enterprise application and service infrastructure software. Application infrastructure provides an important part of the foundational software necessary for enterprise applications to run reliably and securely, to serve large numbers of users and to process large numbers of transactions. Application infrastructure is deployed on top of the operating system and database in an enterprise server and serves as a platform technology for either custom or packaged enterprise applications. Two of our three primary product families address this market. Specifically, our BEA Tuxedo® product family, which is an application infrastructure platform for large transactional processing systems for C, C++ and COBOL systems, and BEA WebLogic® product family, which consists of application infrastructure software for Java applications, perform functions such as transaction processing, clustering, caching, load balancing, failover, security, integration and management features, all of which provide high levels of reliability, availability, scalability and performance for enterprise applications. To meet a broader set of customers’ application infrastructure needs, BEA has leveraged its success in the application server market by expanding into adjacent product categories that take advantage of the performance and features provided by the underlying application server. The application infrastructure market consist of the application server market and products, as well as related integration, portal, security, development, operations, administration and management markets and product categories. New use cases for application infrastructure are beginning to emerge, such as applications with near real time performance requirements; virtualized applications; edge devices such as embedded sensors, control devices, and radio frequency identification (“RFID”) devices; and next generation telephony applications such as voice, video and data services over internet protocol. BEA is introducing application infrastructure products specialized for these customer uses.

More and more customers are migrating away from systems where users directly interface with a specific application and towards systems where users interface with Web-based portals and composite applications, which in turn interface with several enterprise applications. This information technology (“IT”) strategy is often referred to as Service-Oriented Architecture (“SOA”). This migration has created the need for a new category of software, called “service infrastructure,” residing on top of enterprise applications and serving as the platform for portals, automated business processes and composite applications. Service infrastructure provides a flexible SOA platform for deploying, integrating, securing, governing and managing services, regardless of the platform on which they were created. Service infrastructure also provides a platform for leveraging these services in the creation and management of automated business processes, portals, collaborative communities, and composite applications. In June 2005, BEA launched BEA AquaLogic®, a new family of products designed to address a variety of needs in the service infrastructure category. This product family includes products and capabilities in the areas of user interaction, business process management, enterprise service bus, Web services management, data integration services, service registry, enterprise repository, and security policy management. In September 2007, BEA announced a new development initiative, Project Genesis, to provide infrastructure for the next generation of SOA applications. Genesis converges SOA, business process management, enterprise social computing and other technologies to provide customers with a fast, simplified way to assemble and modify business applications. BEA has developed and acquired significant features or product lines to address these markets and is in the process of developing and adding additional features and products.

BEA’s product focus today has three main elements: (1) selling a broad application infrastructure platform, with the individual elements tightly integrated into a single product, but also available for purchase as individual units; (2) extending application infrastructure into emerging use cases; and (3) selling a broad service infrastructure platform, with the individual elements tightly integrated into a single platform, but available for purchase as individual units. Our modular but tightly integrated approach allows us to service the application and service infrastructure markets by enabling customers to buy just the modules needed for a specific project then to easily unify and extend those modules into a platform as they deploy subsequent projects, or to buy the entire platform at once.

Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, pharmaceuticals, package delivery and insurance. Our products serve as a platform for systems such as billing, provisioning, customer service, electronic funds transfer, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics and hotel, airline and car rental reservations. In addition, we offer associated customer support, training and consulting services. Our products have garnered several awards and distinctions. In 2006, BEA AquaLogic® Service Bus won Network Computing’s Editor’s Choice Award for Best Enterprise Service Bus, and the 6th Annual eWeek Excellence Award. Also in 2006, BEA Workshop, our Java developer tool set, won Best Commerical Eclipse based developer tool.

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

Products

BEA Tuxedo® Family of Products

BEA Tuxedo® is an application infrastructure platform for applications written in the C, C++, and COBOL programming languages. BEA Tuxedo serves as the platform for large, mission-critical transaction processing systems such as interbank transfers, ATMs, credit card transactions, telecommunication billing applications and enterprise financial systems. BEA Tuxedo® provides the rugged platform required to run these high-volume applications across distributed, heterogeneous computing environments. In this way, Tuxedo® enables transactions that stretch from customer-facing, business-critical applications to back-office processes, across disparate systems and across the world. Applications written on BEA Tuxedo can be made available as Web services, enabling those applications to be accessed in a service-oriented architecture.

The WebLogic® Family of Products

BEA WebLogic® Platform

The BEA WebLogic® Platform—which includes BEA WebLogic® Server, BEA WebLogic® Portal, BEA WebLogic® Integration and BEA Workshop—is a leading application platform suite for Java developers building enterprise applications, SOA services and portals, as well as enterprise application integration.

BEA WebLogic® Server

BEA WebLogic® Server is an enterprise-grade application server, based on Java standards and supporting applications written in the Java programming language. It provides the core functions necessary for Java applications and also provides clustering of multiple servers, load balancing, caching, server migration and failover capabilities. These capabilities help meet enterprise applications’ availability, scalability and performance needs. BEA WebLogic® Server also provides features such as advanced administration tools, reliable messaging and support for popular development frameworks derived from open source communities, such as Spring and Apache Struts. In standard industry benchmarks, results submitted on BEA WebLogic® Server demonstrate that applications built on BEA WebLogic® Server need significantly less hardware to process a given number of transactions when compared to competitive products. This performance advantage, along with ease of use features aimed at developers and system administrators, collectively reduce the cost of building, operating and maintaining enterprise applications running on WebLogic® Server and allow us to maintain premium price points.

BEA WebLogic® Portal

BEA WebLogic® Portal provides a flexible and robust foundation for customized enterprise portals. Based on BEA WebLogic® Server, BEA WebLogic® Portal provides core functions necessary for scalable, reliable portals supporting large numbers of transactions. In addition, BEA WebLogic® Portal supports standards-based integration of content and application functionality into portals, and provides tools to facilitate the creation and management of portals. BEA WebLogic® Portal includes pre-integrated business services, such as content management, search, collaboration and commerce.

BEA WebLogic® Integration

BEA WebLogic® Integration delivers a standards-based ability to connect existing, disparate enterprise applications to produce a set of shared business services. Based on BEA WebLogic® Server, BEA WebLogic® Integration provides the core functions necessary for scalable, reliable connections between enterprise applications, supporting large numbers of transactions. By delivering shared business services independently from the underlying applications, enterprises can facilitate information access to multiple constituencies, such as employees, customers and partners. BEA WebLogic® Integration also provides functionality such as modeling, automation and analysis of business processes, integration of internal applications, integration with trading partners, event-driven data flow inside the enterprise and with trading partners, data transformation between different formats, the ability to publish business processes as Web services for service-oriented architecture, and administration tools to monitor and manage system performance.

BEA Workshop

BEA Workshop provides professional tools for the development of service-oriented enterprise applications. BEA Workshop also enables development of portals, application integration and business process flows. BEA Workshop supports popular development environments and frameworks, such as Eclipse, Spring, Hibernate, Struts, Tiles and Java Server Frameworks.

BEA WebLogic Server, Virtual Edition

BEA WebLogic Server Virtual Edition is a Java environment optimized for virtualized hardware environments. Through a highly tuned Java virtual machine and operating system compression, it streamlines the software supporting enterprise applications. This allows more applications per server, significantly reducing hardware and operations cost, and greatly simplifying deployment. BEA WebLogic Server Virtual Edition also improves system agility, by making it easier to provision new applications or SOA services. BEA WebLogic Server Virtual Edition enables rapid development of services, while providing a runtime platform for reliability, availability, scalability, high performance and management of those services.

BEA WebLogic® Communications Platform

Historically, BEA’s primary role in the telecommunications industry has been to provide the platform for back-office and operational systems, such as billing and provisioning applications, call centers and online customer self-service. Next-generation telecommunications services based on internet protocol are beginning to emerge, such as voice and video over internet protocol and data services. These services are specialized applications running on the internet. BEA believes the emergence of these next-generation services will create an opportunity to provide infrastructure to enable these services to run reliably, support large numbers of users and support large volumes of data flow.

To service this emerging opportunity, BEA introduced the BEA WebLogic® Communications Platform, which includes the BEA WebLogic SIP Server® and the BEA WebLogic Network Gatekeeper®. BEA WebLogic Communications Platform is the first converged information technology and telecommunications platform, and provides core infrastructure capabilities in a carrier-grade environment. The platform enables telecommunications carriers to deploy a wide variety of digital content and video services over wireless and wireline networks, including multimedia, real-time conferencing, multi-player gaming (with voice), real-time/interactive voting, click-to-call and unified messaging.

BEA WebLogic® SIP Server

BEA WebLogic® SIP Server is a high-performance application server, which provides an integrated environment to support Java standards, internet standards such as HTTP, and emerging standards such as session initiation protocol (“SIP”) and internet protocol multimedia subsystems (“IMS”). BEA WebLogic® SIP Server enables rapid development and delivery of next-generation, multimedia communication services. Through very strong technical integration with BEA WebLogic Server, the BEA WebLogic® SIP Server offers the following key features:

•	Integrated Java EE and SIP application container

•	IMS support

•	Industry standards support

•	Carrier-grade performance

•	High availability, reliability and scalability

•	Multi-network interoperability

•	Rapid creation of innovative services

•	Mission critical manageability

BEA WebLogic® Network Gatekeeper

Next-generation systems enable telecommunications carriers to open their networks to third-party providers, for content and services such as news, sports scores, online banking, video streaming and interactive gaming. While opening their networks to third party providers, the telecommunications carriers remain responsible for managing network performance to ensure network availability, network reliability and prioritization of network traffic (such as 911 calls). BEA WebLogic® Network Gatekeeper provides a carrier-grade, industry standards-based platform for policy-based network protection and application access control, to manage network performance. BEA WebLogic® Network Gatekeeper also enables automated partner management and flexible billing management, to ease the process of deploying third party services into the network and billing for those services. Operators can utilize its dynamic traffic throttling, policy-based application access control, and network protection features to enhance performance of application and partner platforms, improve network stability and capacity, and increase revenues through prioritizing premium traffic.

BEA WebLogic Event Server

An emerging market opportunity is infrastructure to support event-driven applications. Enterprises are creating more, larger and more complex streams of data as their IT systems broaden. Enterprises now have available to them streams of complex data, such as stock quotes, and real-time personnel, vehicle and inventory location. Enterprises are beginning to build new IT systems that take advantage of this data, act on it, and use it to predict future events. Event-driven applications use these data streams as inputs, rather then relying solely on human input data. Event-driven applications then use these data streams to discern complex event patterns, correlations across different event sources, and potentially to trigger other activities. Use cases include arbitrage systems in financial services, and tracking and routing in transportation, supply chain and logistics. BEA WebLogic Event Server is a Java server to provide infrastructure for high-performance event-driven applications. BEA WebLogic Event Server provides customers with the capability of handling thousands of events and rules per second at extremely low latency. It includes a complex event processing engine that aggregates information from distributed systems, applies rules to that information to discern patterns, and provides the ability to correlate events or trigger actions based on those inputs and rules.

BEA WebLogic® RFID Product Family

Customer usage of application infrastructure is also beginning to broaden into the usage of radio frequency identification (“RFID”) for tracking of inventory, reusable assets, baggage and packages. RFID involves tagging items to be tracked with a small radio device, installation of readers in various locations to track the items, and creation of applications and computer systems to capture, analyze and use data provided by the tracking system. BEA’s WebLogic® RFID edge and enterprise products deliver a standards-based RFID infrastructure platform designed to automate new RFID-enabled business processes. The combination of BEA’s RFID infrastructure technology and BEA’s application and service infrastructure products allow customers to capture RFID data and use that information in core applications.

BEA WebLogic® RFID Edge Server

BEA WebLogic® RFID Edge Server delivers a software infrastructure for developing, deploying, and managing robust RFID solutions. It allows customers to make RFID technology an integral part of their enterprise and realize the benefits that RFID offers, including improving supply chain visibility, automating business transactions and protecting inventory and assets.

BEA WebLogic® RFID Enterprise Server

BEA WebLogic® RFID Enterprise Server provides the standards-based infrastructure for centrally managing RFID data collected at the edge of an enterprise. It allows users to get a view of product movement data as well as enabling the central provisioning of RFID data in distributed tagging operations.

BEA WebLogic® Real Time, Core Edition

BEA WebLogic® Real Time is a new lightweight, low-latency Java-based server that provides response times in the milliseconds for performance-critical real-time applications.

BEA JRockit®

The Java Virtual Machine (“JVM”) is a key foundation technology of the Java platform—the technology responsible for Java’s hardware and operating-system independence. BEA JRockit® JVM delivers a number of unique, industry-leading technological advances that improve system performance, application debugging and memory leak control.

BEA JRockit® includes an automatic memory-management technique, the Deterministic Garbage Collector, designed to enable predictable, minimal transaction latency. This new capability helps enable the use of Java technology in highly time-sensitive applications such as financial trading, where Java was previously impractical due to unacceptable transaction latency.

BEA JRockit®’s Mission Control suite of non-intrusive monitoring and debugging tools is designed to deliver a rich set of operational information with minimal overhead, helping enable application profiling, debugging and tuning in production environments.

In addition, BEA JRockit® delivers high performance with record-setting published benchmarks, a small memory footprint, quick start-up times, adaptive self-healing memory management, solid core processing and other features that help bring systems closer to zero downtime.

BEA AquaLogic® Family of Products

Rather than requiring users to log on serially to one application after another in order to accomplish various tasks, businesses are more and more offering users robust portals that draw data and application functionality from many sources. However, the flow of information across these different sources is hindered by the heterogeneous nature of the typical large enterprise. An enterprise might want to connect systems based on multiple platforms and technologies (mainframe, client/server, packaged applications, Web-based systems, J2EE, ..NET, etc.). Connecting these disparate systems required building and maintaining multiple point-to-point connections. This process is difficult and expensive to build and maintain. As a result, enterprises are seeking more efficient ways to deliver new business services that implement new ideas and business models.

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

The BEA AquaLogic® family delivers a broad line of service infrastructure products to help enable and manage successful SOA deployment. The BEA AquaLogic® family delivers a unified set of products that handles user interaction, business process management, service integration, service management, data unification, and security needs. BEA AquaLogic® consists of the following products:

BEA AquaLogic® User Interaction

BEA AquaLogic® User Interaction is an integrated family of products used to create enterprise portals, collaborative communities and composite applications, all built on a service infrastructure.

BEA AquaLogic® BPM Suite

BEA AquaLogic® BPM Suite bridges human workflow technology and enterprise application integration in a single suite to support today’s complex, collaborative business processes.

BEA AquaLogic® Service Bus

BEA AquaLogic® Service Bus provides a market-leading enterprise service bus combining intelligent, high-performance service integration and mediation with operational service management and support for service life-cycle governance.

BEA AquaLogic® Data Services Platform

BEA AquaLogic® Data Services Platform is the industry-leading data services platform that delivers live, integrated and reusable information as a service.

BEA AquaLogic® Enterprise Security

BEA AquaLogic® Enterprise Security combines centralized security policy management with distributed policy decision-making and enforcement to simplify adaptation to changing business requirements.

BEA AquaLogic® Enterprise Repository

BEA AquaLogic® Enterprise Repository provides visibility, traceability and governance of the enterprise software asset portfolio to ensure architectural alignment.

BEA AquaLogic® Service Registry

BEA AquaLogic® Service Registry is a comprehensive, proven registry that serves as the index-of-record for deployed Web services and the business policies that affect their runtime behavior.

BEA AquaLogic® Commerce Services

BEA AquaLogic® Commerce Services can increase online sales by attracting and converting customers profitably, with the flexibility to quickly adapt sales tactics.

Customers

The total number of customers and end users of our products and solutions is greater than 16,000 worldwide. For a breakdown of our revenues by geographical region, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues by Geographic Region.” Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2007, 2006 or 2005.

A representative list of BEA customers includes:

Telecommunications

AT&T, British Telecom, BT Global Services, Cablecom, China Telecom, ChungHwa Telecom, Comcast, Comindico, Covad, Cox Communications, Dacom, Deutsche Telekom, Dish Networks, France Telecom, KDDI Corporation, mm02, Nextel, NTT, Orange, OZ, Telecom Personal, Telicom Italia, Telecom Italia Mobile, Telenor Mobile, Telstra, TIM Peru, Verizon, Virgin Mobile USA, Visage Mobile, Vodafone, and WilTel Communications.

Banking and Financial Services

Abbey National, ABN AMRO, Accredited Home Lenders, Allstate, AXA, Bank of America, Bank of China, Bank of New York, Bank of Shanghai, Barclays, Bear Stearns, BNP Paribas, China Construction Bank, Citigroup, Credit Agricole, Credit Suisse, E*Trade, Emirates Bank, Erste Bank, Fannie Mae, First Franklin, Freddie Mac, HVB Systems, JPMorgan Chase, Lehman Brothers, Merrill Lynch, Metlife, New York Board of Trade, Nordea, Northern Trust, OppenheimerFunds, Prudential UK, Robeco Direct, SanPaolo IMI, SBAB, S.W.I.F.T., Samsung Securities, TeleCash, TrueCredit, TrueLink, and Wells Fargo.

Government

China Post, Defense Information Systems Agency, Finland Post, Grants.gov, General Services Administration, Jefferson County, Le Forem, Modus Operandi, National Education Association, Poste Italiane, UK Companies House, UK Driving Vehicle Licensing Agency, UK HM Customs & Excise, UK Inland Revenue, US Army, US Bureau of Labor & Statistics, US Defense Logistics Agency, US Department of Defense, US Federal Bureau of Investigation, US Federal Communications Commission, US General Services Administration, US Navy, and US Veterans Benefits Association.

Retail and Consumer Packaged Goods

Amazon.com, Anheuser-Busch, Archer Daniels Midland, AutoNation, Barnes & Noble, Beer.com, Best Buy, Bestfoods, BonusPrint, Circuit City Group, Coca-Cola, eBay, Fuji PhotoFilm, Hijos de Rivera, Interbrew, J Sainsbury, Japan Tobacco, Kellogg, Kohl’s, L’Oreal, Nestle, Nike, Office Depot, OfficeMax, PepsiCo, Philip Morris, Priceline.com, Procter & Gamble, Rubric, R.J. Reynolds Tobacco, Saks, Staples, Suntory, Target Corporation, Ticketmaster Online-CitySearch, Tricon Global Restaurants, Tyson Foods, Unilever, Walgreens and Winn-Dixie Stores.

Manufacturing

BMW Group, Boeing, DaimlerChrysler, Daewoong Pharmaceutical, Hewlett-Packard, Network Appliance, Oncology Therapeutics Network, Pfizer, Sun Chemical, Sun Microsystems, Toshiba American Business Solutions, and Toyota Australia.

Transportation, Travel and Logistics

Amadeus, APL, Asiana Airlines, Avis, British Airways, DHL Deutsche Post World Net, FedEx, Hotelzon, Jeppessen, Lufthansa Technik, Marriott, National Car Rentals, Northwest Airlines, Schiphol Airport, SNCF, Star Alliance, Starwood Hotels & Resorts, Toll Holdings, Turkish Airlines, Union Pacific, United Airlines, UPS, and USF.

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

Direct Sales Organization. We market our software and services primarily through our direct sales organization. As of January 31, 2007, we had 2,569 employees in consulting, training, sales, support and marketing, including 640 quota-bearing sales representatives, located in 81 offices in 37 countries. We typically use a consultative sales model that involves the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Our products are typically used as a platform for initiatives and applications that are critical to a customer’s business. As such, we focus our initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

Targeting Developers. We also market our software directly to system, application and integration developers. We make developer copies of our tools and products available for free download at our Web site. In addition, we periodically provide developer training and trial licenses through technical seminars in various locations worldwide, including on-site at our larger customers. These licenses are restricted use and include limited technical support options. We also maintain a Developers’ Website, which is designed to create a community among developers who use our products. The Developers’ Website provides a forum to exchange technical information and sample code, as well as feedback to us on our products and industry directions that we should pursue.

Strategic Relations. An important element of our sales and marketing strategy is to expand our relationships with third parties and strategic partners to increase the market awareness, demand and acceptance of BEA and our solutions. Partners have often generated and qualified sales leads, made initial customer contacts, assessed needs, recommended use of our solutions prior to our introduction to the customer, and introduced us at high levels within the customer organization. In many cases, BEA and one or more partners coordinate to make a joint proposal to potential customers. In some cases, we engage in joint account planning with our strategic partners. A strategic partner can provide customers with additional resources and expertise, especially in vertical or geographic markets in which the partner has expertise, to help meet customers’ system definition and application development requirements. Types of strategic partnerships include:

System platform companies. Customers use our software on a wide variety of hardware and operating systems. We certify our product on many different systems, and in some cases we work jointly with our partners to optimize our products on the partner’s technology. In some cases, our system platform partners act as resellers of our products, either under the BEA product name or integrated with the platform vendor’s own products. In some cases, our system platform partners co-sell BEA products and recommend our products to their customers and prospects. In particular, since July 2001, BEA and Intel have been jointly working to optimize our technology on Intel chip sets and jointly working on sales opportunities, both directly to Intel’s customers and with Intel’s system platform partners. Other system platform partners include HP and Sun Microsystems.

Packaged software vendors. We license our software to packaged software vendors. These vendors build on our software as an infrastructure for the applications they supply, or build complementary technologies, such as systems management, content management and security software, designed to connect easily to systems built on our software. Using our products as an infrastructure helps improve these applications’ reliability, scalability and portability across hardware operating systems and databases on which our platform runs. In addition, by using our infrastructure, it is easier for these vendors’ customers to integrate their packaged software with other packaged or custom applications built using our solutions. In some cases, these vendors bundle our infrastructure with their applications, and in other cases their software is simply certified to run on our infrastructure. In some cases, these vendors buy and maintain the necessary hardware, infrastructure software and application software, and rent access to these systems to their customers. Examples of packaged software partners include Amdocs, EMC Documentum, Motive, AmberPoint, BMC, Business Objects, Ceon, COMARCH, CA, Convergys, Fundtech, Intec Billing, Interwoven, iRise, Jacada, Kapow Technologies, MobileAware, RSA Security, SAS, SunGard, and Verisign.

Services partners. In many cases, customers use our software as the platform for custom applications. Often, these customers hire systems integrators or other consultants to help them design, write and implement custom systems. In some cases, our services partners have sufficient training and expertise to serve the customers’ needs without our involvement. In many cases, our sales, technical and consulting teams work with our services partners to accomplish custom projects. Examples of services partners include Accenture, Bearing Point, Capgemini, CSC, Deloitte, EDS, Infosys, Tata Consultancy Services, and Wipro.

Distributors and Resellers. To supplement the efforts of our direct sales force, we use software distributors and resellers to market, distribute, resell and support our products and services. Distributors sell directly to customers, and also cultivate, manage, supply and support a network of value-added resellers. We primarily use distributors and resellers to supplement the efforts of our direct sales force in territories where we have little direct presence, in territories where it is customary for customers to do business with a local entity and in market segments where we believe partners can expand our opportunities. Examples of distributor and reseller partners include Arrow ECS, Arsena Solusindo, Avnet Technology Solutions, Digital China Technology Limited, Itochu Techno-Science Corp CTC, Karin Electronics Supplies, NEC, Nihon Unisys, Oki Electric Industry, and Redington India.

Services. We believe that our services organization plays an important role in facilitating initial license sales and enabling customers to architect, design, develop, deploy and manage systems and applications successfully. Our services revenue comes from customer support and maintenance fees, as well as fees for consulting and training services.

Customer Support. BEA offers support via telephone, Web, e-mail and fax. Our support is available 24 hours per day, with support centers located around the world. We offer enhanced, mission-critical support, which may include features such as priority-call-response, personalized case monitoring and escalation management, release/patch management planning and training on best practices. Fees for customer support are generally charged on an annual basis and vary by the level of support the customer chooses. In addition, customer support fees entitle the customer to unspecified product upgrades and maintenance updates on a when and if-available basis.

Consulting Services. Our services organization works directly with end user customers and also with our services partners, to provide a variety of consulting services. Consulting services that we offer include application development, application migration, integration, architectural assessment and architectural validation. Consulting services generally do not involve customization of the core software products licensed and are not essential to the functionality of the software. Fees for consulting services are generally charged on a time and materials basis and vary depending upon the nature and extent of services to be performed.

Education Services. We offer introductory and advanced classes and training programs on the use of BEA products which are designed for end user customers, SIs and packaged application developers. We also offer a certification program, and we are a sponsor member of jCert. The jCert initiative was created to establish and promote industry standards for certification of enterprise developers using Java technology. Our training and certification programs are offered at our offices, customer sites and training centers worldwide, as well as over the Internet. In addition, we offer a mentoring program as a follow-on to our training programs or as an approach to customized training. Fees for education services are generally charged on a per-class or per-engagement basis.

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

Product Development

Our total research and development expenses were approximately $233.0 million, $182.2 million and $146.9 million in fiscal 2007, 2006 and 2005, respectively. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The 28% increase in research and development expenses from fiscal 2006 to fiscal 2007 was due to increases in product development personnel and expenses associated with the development and release of several new products and product versions, in particular WebLogic® Server 9.0, the WebLogic® Communications Platform and the AquaLogic® product family, as well as the acquisition of several companies engaged in research and development activities. We believe that a significant level of research and development is required to remain competitive, and we expect to continue to commit substantial resources to product development and engineering in future periods.

Intellectual Property and Licenses

Our success depends upon our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret rights, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. It is possible that other companies could successfully challenge the validity or scope of our patents and that our patents may not provide a competitive advantage to us. As part of our confidentiality procedures, we generally enter into non-disclosure agreements with our employees, distributors and corporate partners and into license agreements with respect to our software, documentation and other proprietary information. Despite these precautions, third parties could copy or otherwise obtain and use our products or technology without authorization, or develop similar technology independently. In particular, we have, in the past, provided certain hardware OEMs with access to our source code, and any unauthorized publication or proliferation of our source code could materially adversely affect our business, operating results and financial condition. It is difficult for us to police unauthorized use of our products, and although we are unable to determine the extent to which piracy of our software products exists, software piracy is a persistent problem. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. The protection of our proprietary rights may not be adequate, and our competitors could independently develop similar technology, duplicate the functionality of our products, or design around patents and other intellectual property rights that we hold.

Seasonality

Our first fiscal quarter license revenues are typically lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a fiscal year. In addition, many of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue. Our cash flows and deferred revenue balances also tend to fluctuate seasonally based in-part on the seasonality of our license business.

Due to the seasonality of license revenue, a greater than proportional amount of our customer support contracts are renewed in the fourth quarter, which leads to a significant increase in deferred customer support revenue in the fourth quarter. The recognition of this deferred revenue occurs over the following four quarters and consequently deferred support revenue generally declines in the first three quarters of the next fiscal year. Due to the significant increase in deferred customer support revenue balance in the fourth quarter, there is a greater than proportional cash collection of the respective receivables that occurs in the fourth quarter and the first quarter of the following fiscal year. Consequently operating cash flow is seasonally strong in the fourth quarter and first quarter and weaker in the second and third quarters of a fiscal year.

Backlog

Our aggregate backlog at January 31, 2007 was $500 million of which $449 million is included on our balance sheet as deferred revenue. Deferred revenue, as of January 31, 2007, was comprised of (1) unexpired customer support contracts of $412 million, (2) undelivered consulting and education orders of $23 million and (3) license orders that have shipped but have not met revenue recognition requirements of $14 million. Off balance sheet backlog, which represents an operating measure, was comprised of services orders received and not delivered of $41 million and license orders received but not shipped of $10 million. Our off balance sheet backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

Our aggregate backlog at January 31, 2006 was $445 million of which $379 million is included on our balance sheet as deferred revenue. Deferred revenue at January 31, 2006 was composed of (1) unexpired customer support contracts of $341 million, (2) undelivered consulting and education orders of $22 million and (3) license orders that shipped but did not met revenue recognition requirements of $16 million. Off balance sheet backlog of $66 million at January 31, 2006 was composed of services orders received and not delivered of $35 million and license orders received but not shipped of $31 million. Our off balance sheet backlog is not subject to our normal accounting controls for information that is either reported in or derived from our basic financial statements.

Management does not believe that backlog, as of any particular date, is a reliable indicator of future performance. The concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading. BEA typically receives and fulfills most of the orders within the quarter and a substantial portion of the orders, particularly the larger transactions, are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. Although it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, BEA frequently has license orders that have not shipped or have otherwise not met all the required criteria for revenue recognition. In some of these cases, BEA exercises discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, BEA considers a number of factors, including: the effect of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of the quarter; and our operational capacity to fulfill software license orders at the end of the quarter. Although the amount of such license orders may vary, management generally does not believe that the amount, if any, of such license product orders at the end of a particular quarter is a reliable indicator of future performance because, as noted above, such a large portion of the revenue is concentrated at the end of the quarter.

Employees

As of January 31, 2007, we had 4,278 full-time employees, including 1,248 in research and development, 2,569 in sales, support, consulting, training and marketing, and 461 in administration. Except as provided below, none of our employees are represented by a collective bargaining agreement. Of our employees, 136 in France are represented by a Works Council and Union Delegates, with whom we actively consult and agree on certain organizational and work environment matters, such as wages, hours, vacation and leave, in accordance with local law and the collective industry agreement (both of which set the minimum standards of employment regulations). In addition, 235 employees in the UK and 94 employees in Germany are represented by Employee Forums with which we actively inform and consult regarding matters such as those described above. We generally consider our relations with our employees to be good and we have never experienced a work stoppage.

Foreign Operations and Geographic Information

For a breakdown of our revenues by geographical region, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Revenues by Geographic Region” in Part II, Item 7 of this Form 10-K, the “Foreign Exchange” discussion in Item 7A, and the Notes to Consolidated Financial Statements at Note 16, “Geographic Information and Revenue by Type of Product or Service” in Part II, Item 8.

Availability of this Report

We are a Delaware corporation incorporated in January 1995. Our Internet address is www.bea.com. On our Investor Information page on this web site we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on our Investor Information web page are available to be viewed on this page free of charge. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission. We assume no obligation to update or revise any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law. A copy of this Annual Report on Form 10-K is available without charge upon written request to: Investor Relations, BEA Systems, Inc., 2315 North First Street, San Jose, California 95131. All such filings are also available at the Securities and Exchange Commission Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information regarding the Public Reference Room may be obtained by calling the Securities Exchange Commission at 1-800-SEC-0330.

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

Risks that May Impact Future Operating Results

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

Because of such factors and our operating history and on-going expenses associated with our prior acquisitions, the possibility of future impairment charges and the possibility of future charges related to any future facilities consolidation or work force reductions, we may again experience net losses in future periods. In addition, as we have expensed stock option grants under FAS 123R for fiscal periods commencing February 1, 2006, we will continue to have significant accounting charges that will make it substantially more likely we could experience net losses. Any revenue shortfall below our expectations or increase in expenses could have an immediate and significant adverse effect on our results of operations and lead to a net loss.

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

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. For example, the FASB has adopted Financial Accounting Standards Board Statement No. 123R (“FAS 123R”), Share-Based Payment, replacing FAS 123, which eliminates the ability to account for compensation transactions using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires that such transactions be accounted for using the fair value based method.

The fair value based method of accounting for compensation transactions required under FAS 123R requires the use of valuation methodologies which were developed for valuing traded options, not employee stock options and restricted stock units, and requires a number of assumptions, estimates and conclusions regarding complex and subjective matters such as the expected forfeitures of equity awards, the expected volatility of our stock price, the expected dividend rate with respect to our common stock, and the exercise behavior of our employees. Because our employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, the existing valuation models may not provide an accurate measure of the fair value of our employee stock options. In addition, these factors may be difficult to analyze. Therefore, it is possible that the attribution of this non-cash charge may be misunderstood and cause increased volatility in our stock price. Similarly, factors may arise over time that lead us to change our estimates and assumptions with respect to future share-based compensation arrangements, resulting in variability in our share-based compensation expense over time. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; marketing, general and administrative expenses; and our tax rate. In accordance with FAS 123R, we have expensed stock options granted in fiscal periods commencing February 1, 2006 using the fair value method. For example, for the year ended January 31, 2007 we accounted for stock-based compensation under FAS 123R and diluted earnings per share were reduced by $0.10 per share. Had we accounted for stock-based compensation plans under Financial Accounting Standards Board (“FASB”) Statement No. 123, as amended by FASB Statement No. 148, diluted earnings per share for the years ended January 31, 2006 and 2005 would have been reduced by $0.18 and $0.21 per share, respectively.

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

We have historically used stock options and other forms of equity compensation as key components of our employee compensation program in order to align employees' interests with the interests of our stockholders, encourage employee recruitment and retention, and provide competitive compensation packages. The changing regulatory landscape, including as a result of FAS 123R, could make it more difficult and expensive for us to grant stock options to employees in the future, and require us to modify our equity granting strategy, including reducing the level of equity awards we grant. If employees believe that the incentives that they would receive under a modified strategy are less attractive, we may find it difficult to attract, retain and motivate employees. In addition, the use of alternative equity incentives may increase our compensation expense and may negatively impact our earnings. To the extent that new regulations make it more difficult or expensive to grant equity instruments to employees, we may incur increased compensation costs, further change our equity compensation strategy or find it increasingly difficult to attract, retain and motivate employees, each of which could materially and adversely affect our business, financial condition or results of operations.

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

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of income. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. For example, in the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. At January 31, 2007, we had remaining net goodwill and net acquired intangible assets of approximately $301.9 million. In the quarter ended April 30, 2007, we took an additional charge of approximately $3.8 million in connection with impairment of goodwill related to our acquisition of Connectera. If we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

In addition, we have conducted an initial internal investigation into Plumtree’s compliance with, and we are subject to an ongoing review in relation to, Plumtree’s contract with the U.S. General Services Administration (“GSA”) which may adversely impact our financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its GSA contract, Plumtree may not have complied fully with the terms of the “Price Reductions” clause of such contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. BEA has reviewed the results of the internal investigation and based on our assessment we have recorded $1.5 million as the fair value of the contingency as of October 20, 2005. In January 2006, we completed this self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like us to perform an additional review of the period from March 31, 2005 through June 30, 2005. We are currently assessing the GSA’s desire for this additional period. However we have not commenced such additional review and have not recorded any additional contingency accruals related to this issue as of January 31, 2007. There has been no communication from the GSA since April 2006. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on our financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. As a result of the Audit Committee’s review into our historical stock option grant practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A—Controls and Procedures). A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. A failure to implement and maintain effective internal control over financial reporting could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

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

We face uncertainty concerning our future given certain investors' calls to auction us, the recent unsolicited cash public offer for us by Oracle at $17.00 per share of our common stock (which offer expired on October 28, 2007), and our board of directors’ stated willingness to negotiate the sale of us at $21.00 per share. As a result of these developments, our stock price has increased substantially in anticipation of a transaction, particularly after the public announcement of Oracle’s offer. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline.

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

We and members of our board of directors have been named in six purported stockholder class action complaints, two in the Delaware Chancery court, three in California in the Santa Clara County Superior Court (one of which purports also to be a derivative lawsuit) and one in the federal court for the Northern District of California (which was an amended complaint to the stock option review derivative action). Generally, these actions allege breach of fiduciary duties by our directors by failing to give proper consideration to the October 12, 2007 publicly announced and unsolicited bid by Oracle for us at $17.00 per share of our common stock (which offer expired on October 28, 2007), and seek damages and equitable relief. In addition, a group of affiliated stockholders has brought an action against us and members of our board of directors in Delaware Chancery Court seeking to compel us to hold our annual meeting on or before November 30, 2007, and to enjoin us from taking certain actions pending the annual meeting. For a complete description of these actions, see Item 3. “Legal Proceedings.” We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, any acquisition transaction could be prevented or delayed or our business could be harmed.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our corporate headquarters, totaling approximately 236,000 square feet, are located in San Jose, California under leases expiring in July 2008. We also lease office space in various locations throughout the United States for sales, support, marketing and product development personnel, and our foreign subsidiaries lease space for their respective operations. We own substantially all of the equipment used in our facilities.

In October 2003, we purchased an approximately 40-acre parcel of land located on North First Street, San Jose, California adjacent to our corporate headquarters (the “San Jose Land”), on which the Company planned to develop and build a new corporate headquarters, adjacent to our San Jose, California leased offices. In the first quarter of fiscal 2008, after evaluation of our facilities options and strategy with respect to our corporate headquarters in San Jose, California, we sold the San Jose Land. Thereafter, we purchased a 17-story building with parking facilities in downtown San Jose (the “San Jose Building”), which the Company intends to make its new corporate headquarters. Upon completion of leasehold improvements to make the building ready to occupy, we plan to move into that San Jose Building in the first half of calendar 2008. We recorded the sale of the San Jose Land and the purchase of the San Jose Building in the first quarter of fiscal 2008, and we recorded the new building as a capital asset at cost.

As of January 31, 2007, we determined that there was a more likely than not chance that the San Jose Land would be disposed of within the next 12 months. We completed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded that a $201.6 million write-down of the San Jose Land was required, reducing the value of that land to a new carrying value of $105.0 million. The San Jose Land was subsequently sold in the first quarter of fiscal 2008 for $106.0 million, net of transaction costs.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its subsidiary Plumtree Software, Inc. (“Plumtree”) are involved in a patent infringement lawsuit against Datamize, LLC (“Datamize”) in the U.S. District Court for the Northern District of California. In July 2004, Plumtree sued Datamize for declaratory judgment that certain U.S. patents are invalid and not infringed. In January 2007, Datamize answered Plumtree’s complaint and counterclaimed for infringement. In July 2007 the parties were realigned so that Datamize is the plaintiff, and BEA was added to the case as a defendant. The Court issued its claim construction order on August 7, 2007. Trial is set for August 18, 2008. Plumtree and the Company intend to vigorously pursue their claim for declaratory relief and vigorously defend against Datamize’s allegations of infringement. It is not known when or on what basis this action will be resolved.

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

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al. was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

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

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. On October 25, 2007, the complaint was amended to assert a purported class action claim alleging that the Company’s directors breached their fiduciary duties by failing to fully inform themselves of the Company’s true value prior to rejecting Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. Plaintiffs seek an order requiring the director defendants to implement a procedure or process to determine the Company’s true value and obtain the highest possible price for shareholders. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007, a class action lawsuit titled Freedman v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Freedman Action”). The complaint names the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire us for $17.00 per share. The complaint seeks injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007, a class action lawsuit titled Blaz v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Blaz Action”). The complaint names the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007, a class action lawsuit titled Gross v. BEA Systems, Inc. et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Gross Action”). The complaint names the Company, eight of its directors, and certain unnamed “John Doe” parties as defendants, alleging that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007, a class action lawsuit titled Ellman v. Chuang et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Ellman Action”). The complaint names nine of the Company’s directors as defendants and the Company as a nominal defendant, alleging that the directors breached their fiduciary duties by failing to adequately consider Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. In addition, the complaint asserts a derivative cause of action against the director defendants, ostensibly on behalf of and for the benefit of the Company, again alleging that the director defendants breached their fiduciary duties by failing to adequately consider Oracle’s proposal. The complaint seeks injunctive relief, including an order requiring the Company’s directors to respond reasonably to offers that are in the best interests of shareholders, a prohibition on entry into any contractual provisions designed to impede the maximization of shareholder value, and an order restraining the defendants from adopting or using any defensive measures against a potential acquiror. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

A shareholder class action lawsuit titled Zwick v. BEA Systems, Inc. et al. may be filed in the Superior Court of the State of California for the County of Santa Clara (the “Zwick Action”). The complaint names the Company, eight of its current directors, and certain unnamed “John Doe” parties as defendants. The complaint alleges that the director defendants breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. Plaintiffs indicated their intention to file this suit on October 26, 2007, but as of October 27, 2007, the Company has no confirmation that the suit has in fact been filed. If the suit is filed, the Company will defend the case vigorously. There can be no assurance, however, that we will be successful in our defense of this potential action. It is not known when or on what basis this action will be resolved.

On October 26, 2007, a lawsuit titled High River Ltd. P’Ship et al. v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “High River Action”). The action was brought by High River Ltd. Partnership and certain affiliated parties who purport to collectively beneficially own almost 14 percent of the Company’s stock. The complaint seeks, pursuant to Del. C. § 211, to compel the Company to hold an annual meeting on or before November 30, 2007, and to enjoin the Company from taking certain actions pending the next annual meeting. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

The Company is subject to legal proceedings and other claims that arise in the ordinary course of business, such as those arising from domestic and foreign tax authorities, intellectual property matters and employee related matters, in the ordinary course of its business. While management currently believes the amount of ultimate liability, if any, with respect to these actions will not materially affect the Company’s financial position, results of operations or liquidity, the ultimate outcome could be material to the Company. It is not known when or on what basis this action will be resolved.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since our initial public offering on April 11, 1997, our common stock has traded on the NASDAQ National Market under the symbol “BEAS”. According to our transfer agent, we had approximately 731 stockholders of record as of October 31, 2007.

The following table sets forth the high and low sales prices reported on the NASDAQ National Market for our common stock for the periods indicated:

	Low	High
Fiscal year ended January 31, 2008:
Fourth Quarter (through November 12, 2007)	$16.55	$17.32
Third Quarter	11.02	18.94
Second Quarter	10.50	14.32
First Quarter	10.80	13.34

Fiscal year ended January 31, 2007:
Fourth Quarter	$12.00	$16.28
Third Quarter	10.81	16.77
Second Quarter	11.05	13.77
First Quarter	10.20	14.29

Fiscal year ended January 31, 2006:
Fourth Quarter	$8.75	$10.85
Third Quarter	8.09	9.67
Second Quarter	6.86	9.41
First Quarter	6.78	8.94

We have never declared or paid any cash dividends on our common stock. We currently intend to invest cash generated from operations, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be as determined by of our Board of Directors.

Issuer Purchases of Equity Securities

Stock Repurchases:

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004 and March 2005, the Board of Directors approved repurchases of up to an additional $200.0 million (an aggregate of $600.0 million) of our common stock under the Share Repurchase Program. At January 31, 2007, $121.8 million of the aggregate $600.0 million remained available for future purchases. In May 2007 the Board of Directors approved repurchases of up to an additional $500.0 million (an aggregate of $1.1 billion) of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date. No purchases were made in fiscal 2007 in part due to the stock option restatement and no purchases were made through the date of this filing due to the stock option review.

PERFORMANCE GRAPH

ITEM 6.	SELECTED FINANCIAL DATA.

The consolidated balance sheet as of January 31, 2006 and the consolidated statements of income for the fiscal years ended January 31, 2006 and 2005 have been restated as set forth in this 2007 Form 10-K. The data for the consolidated balance sheets as of January 2005, 2004 and 2003 and the consolidated statements of income for the fiscal years ended January 31, 2004 and 2003 have been restated to reflect the impact of the stock-based compensation adjustments, but such restated data has not been audited and is derived from the books and records of the company. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K to fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of the company’s financial results, which is more fully described in the “Explanatory Note” immediately preceding Part I Item 1, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial statements of this Form 10-K.

The Company has not amended its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this 2007 Form 10-K dated January 31, 2007, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon. Our restated interim financial statements for the quarterly and year-to-date period ended July 31, 2005, October 31, 2005 and April 30, 2006 will be included in our quarterly reports on Form 10-Q for the periods ended July 31, 2006, October 31, 2006 and April 30, 2007, respectively.

	For the fiscal year ended January 31,
	2007(a)	2006 As restated(1)(b)	2005 As restated(1)(c)	2004 As restated(1)	2003 As restated(1)
	(in thousands, except per share data)
Total revenues	$1,402,349	$1,199,845	$1,080,094	$1,012,492	$934,058
Cost of revenues	333,326	257,212	224,873	239,166	229,013
Gross profit	1,069,023	942,633	855,221	773,326	705,045
Operating expenses	1,102,654	734,035	649,690	641,330	637,935
Operating income (loss)	(33,631)	208,598	205,531	131,996	67,110
Other income and expense	44,317	9,589	(7,646)	(5,163)	(13,910)
Income before tax	10,686	218,187	197,885	126,833	53,200
Income tax provision	(6,186)	(75,017)	(52,188)	(18,797)	(12,285)
Net income	4,500	143,170	145,697	108,036	40,915
Net income per share:
Basic	$0.01	$0.37	$0.36	$0.27	$0.10
Diluted	$0.01	$0.36	$0.35	$0.26	$0.10

(a)	Includes the following significant pre-tax items: land impairment charge of $201.6 million, additional facilities consolidation expense $0.5 million, acquisition related in-process research and development of $4.4 million. Also includes $11.1 million of net gains on minority interest in equity investments and $0.8 million of net gains on retirement of the 2006 convertible subordinated notes in Other income and expense.

(b)	Includes the following significant pre-tax items: additional facilities consolidation expense $0.8 million, acquisition related in-process research & development (“IPR&D”) of $4.6 million. Also includes $0.7 million of net gains on retirement of the 2006 convertible subordinated notes in Other income and expense.

(c)	Includes the following significant pre-tax items: facilities consolidation expense of $8.2 million, acquired intangible asset impairment charge of $1.1 million.

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of income data.

	For the fiscal year ended January 31,
	2006			2005
	As Reported	Adjustments	As restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
Total revenues	$1,199,845	$—	$1,199,845	$1,080,094	$—	$1,080,094
Cost of revenues	258,442	(1,230)	257,212	232,667	(7,794)	224,873
Gross Margin	941,403	1,230	942,633	847,427	7,794	855,221
Total operating expenses	735,567	(1,532)	734,035	652,558	(2,868)	649,690
Operating income (loss)	205,836	2,762	208,598	194,869	10,662	205,531
Other income and expense	9,589	—	9,589	(7,646)	—	(7,646)
Income before taxes	215,425	2,762	218,187	187,223	10,662	197,885
Income taxes (provision) benefit	(72,682)	(2,335)	(75,017)	(56,167)	3,979	(52,188)
Net income	142,743	427	143,170	131,056	14,641	145,697
Net income per share:
Basic	$0.37	$—	$0.37	$0.32	$0.04	$0.36
Diluted	$0.36	$—	$0.36	$0.32	$0.03	$0.35

	For the fiscal year ended January 31,
	2004			2003
	As Reported	Adjustments	As restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
Total revenues	$1,012,492	$—	$1,012,492	$934,058	$—	$934,058
Cost of revenues	236,934	2,232	239,166	222,290	6,723	229,013
Gross Margin	775,558	(2,232)	773,326	711,768	(6,723)	705,045
Total operating expenses	600,861	40,469	641,330	578,035	59,900	637,935
Operating income	174,697	(42,701)	131,996	133,733	(66,623)	67,110
Other income and expense	(5,163)	—	(5,163)	(13,910)	—	(13,910)
Income before taxes	169,534	(42,701)	126,833	119,823	(66,623)	53,200
Income taxes (provision) benefit	(50,860)	32,063	(18,797)	(35,947)	23,662	(12,285)
Net income	118,674	(10,638)	108,036	83,876	(42,961)	40,915
Net income per share:
Basic	$0.29	$(0.02)	$0.27	$0.21	$(0.11)	$0.10
Diluted	$0.28	$(0.02)	$0.26	$0.20	$(0.10)	$0.10

Consolidated Balance Sheet Data (in thousands):

	As of January 31,
	2007	2006 As restated(1)	2005 As restated(1)	2004 As restated(1)	2003 As restated(1)
	(in thousands, except per share data)
Cash and cash equivalents	$867,294	$1,017,772	$777,754	$683,729	$578,717
Short-term and long-term investments	407,469	435,185	830,063	783,288	688,753
Goodwill	233,998	138,235	52,791	46,481	46,277
Total assets	2,398,842	2,468,243	2,338,335	2,205,567	1,799,193
Deferred revenue	449,282	379,123	312,310	273,879	233,758
Long-term obligations	228,790	227,388	780,194	745,672	554,215
Total stockholders’ equity	1,364,610	1,096,199	1,002,150	909,304	751,827

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations’ and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	As of January 31,
	2006			2005
	As Reported	Adjustments	As restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
Cash and cash equivalents	$1,017,772	$—	$1,017,772	$777,754	$—	$777,754
Short-term and long-term investments	435,185	—	435,185	830,063	—	830,063
Goodwill	145,523	(7,288)	138,235	62,410	(9,619)	52,791
Total assets	2,475,531	(7,288)	2,468,243	2,348,394	(10,059)	2,338,335
Deferred revenue	379,123	—	379,123	312,310	—	312,310
Long-term obligations	227,388	—	227,388	780,194	—	780,194
Total stockholders’ equity	1,110,237	(14,038)	1,096,199	1,033,167	(31,017)	1,002,150

	As of January 31,
	2004			2003
	As Reported	Adjustments	As restated	As Reported	Adjustments	As Restated
	(in thousands, except per share data)
Cash and cash equivalents	$683,729	$—	$683,729	$578,717	$—	$578,717
Short-term and long-term investments	783,288	—	783,288	688,753	—	688,753
Goodwill	56,100	(9,619)	46,481	53,565	(7,288)	46,277
Total assets	2,220,189	(14,622)	2,205,567	1,809,959	(10,766)	1,799,193
Deferred revenue	273,879	—	273,879	233,758	—	233,758
Long-term obligations	745,672	—	745,672	554,215	—	554,215
Total stockholders’ equity	970,138	(60,834)	909,304	805,949	(54,122)	751,827

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information below has been adjusted to reflect the restatement of our financial results which is more fully described in the “Explanatory Note” immediately preceding Part I, Item 1, and in Note 2, “Restatement of Consolidated financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Executive Summary of Financial Results

Fiscal 2007

During fiscal 2007, revenues increased 17 percent from 2006 due to an increase of both license and services revenues. This revenue growth was due in large part to the AquaLogic product family which is comprised of products that were organically developed (e.g., AquaLogic Service Bus was introduced in August 2005) and products acquired through the purchase of Plumtree Software Inc. (“Plumtree”) in October 2005 and Fuego Inc. (“Fuego”) in February 2006. Fiscal 2007 revenues increased 17 percent compared to fiscal 2006 due to a 12 percent increase for license revenues and a 20 percent increase for services revenue (customer support and maintenance, consulting and education). The increase in services revenue was primarily due to an increase in the customer support and maintenance revenues. Geographically, the Americas (U.S., Canada, Mexico and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”), all reported revenue growth year over year. Additionally in fiscal 2007, our international revenues benefited approximately 1 percent due to exchange rate fluctuations year over year.

In fiscal 2007, most expenses increased in absolute dollars, as well as a percentage of revenues. In fiscal 2007, stock-based compensation expense increased significantly due to FAS 123R expense of $54.4 million and $2.8 million of expenses associated with stock option modifications. These stock-based compensation expenses impacted all functional lines of the business. The Company also integrated the Plumtree and Fuego operations into BEA, which also impacted all functional lines of the business. In addition to the stock-based compensation expense and the integration of multiple acquisitions, sales and marketing, research and development (R&D), and general and administrative (G&A) expenses increased year over year. The increase in sales and marketing was primarily attributable to compensation and sales related expenses. The increase in R&D was due in part to the integration of acquisitions completed in the second half of fiscal 2006 and their comparison to a full year of expenses in fiscal 2007. The increase was driven by a decline in third party funding associated with product development agreements and continued investment in research and development, specifically related to the international telecommunications technology centers. G&A increased primarily due to stock option review expenses, certain legal expenses and compensation related expenses. Our international expenses, were negatively impacted by approximately 1 percent due to exchange rate fluctuations year on year.

During the fourth quarter of fiscal 2007, we evaluated our facilities options and strategy with respect to our leased corporate headquarters in San Jose, California, whose leases expire in July 2008. Based on the results of this evaluation, we concluded that it was unlikely that we would occupy the land, and therefore we evaluated it for impairment.

As of January 31, 2007, we determined that there was a more likely than not chance that the San Jose Land would be disposed of within the next 12 months. We completed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded that a $201.6 million write-down of the San Jose Land was required, reducing the value of the San Jose land to a new carrying value of $105.0 million. The San Jose Land was subsequently sold in the first quarter of fiscal 2008 for $106.0 million, net of transaction costs.

In fiscal 2006 we acquired five software companies, one of which was Plumtree, a public company that had established license and services revenues. We purchased Plumtree in the third quarter of fiscal 2006 for approximately $211.1 million. We reflected 10 days of total revenue and expenses related to Plumtree in the third quarter of fiscal 2006 and a full quarter of revenue and expenses in the fourth quarter of fiscal 2006. Consequently, comparisons between fiscal 2007 and fiscal 2006 are impacted by this acquisition. In February 2006, we purchased Fuego Inc. for approximately $88.4 million.

In August 2006, the Company acquired Flashline, Inc. for approximately $43.6 million. Neither Fuego or Flashline had significant pre-existing revenue streams.

In fiscal 2007, the effective tax rate was 57.9 percent compared to 34.4 percent in fiscal 2006. The increase in the effective tax rate was primarily due to the increase in non-deductible stock based compensation and the increase in the valuation allowance which was partially offset by higher benefits of low taxed foreign earnings and research credits.

In fiscal 2006, the effective tax rate was 34.4 percent compared to 26.4 percent in fiscal 2005. The increase in the effective tax rate was primarily due to the limitation of certain deductions in fiscal 2006 related to officer’s compensation, the deduction of which is subject to limitations under Internal Revenue Code (“IRC”) 162(m). These limitations arose as a byproduct of the new measurement dates assigned to certain options, which were exercised in fiscal 2006, based on the independent stock option review.

Fiscal 2006

During fiscal 2006, revenues increased 11 percent from fiscal 2005 due to an increase in both license and services. Management believes that this revenue growth was driven by our three key go-to-market initiatives and increased demand for our products. The go-to-market initiatives were: (1) expanding our enterprise account program, (2) expanding our solutions frameworks program and (3) expanding our Americas value-added reseller (“VAR”) channel. The increased demand for our products was driven by improved demand for our core WebLogic product family and the introduction of our new product family, AquaLogic. A significant portion of the AquaLogic growth was contributed by the acquisition of Plumtree Software, Inc. (“Plumtree”), which was acquired in October 2005, and the remainder was due to new product introductions. Fiscal 2006 revenues increased 11 percent compared to fiscal 2005 due to a 6 percent increase for license revenues and a 15 percent increase for services revenue (customer support, consulting and education). The increase in services revenue was primarily due to an increase in the customer support and maintenance revenues. Geographically, the Americas (U.S., Canada, Mexico and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”), all reported revenue growth year over year.

Though most expenses increased in absolute dollars in fiscal 2006 and 2005, they remained relatively consistent year over year as a percentage of revenues, with the exception of research and development (“R&D”) and general and administrative expenses (“G&A”). The increase in R&D was due to continued investment in a new product cycle manifested primarily through compensation related expenses from acquisitions as well as organic growth. G&A increased primarily due to certain legal expenses, tax services and compensation related expenses. Additionally in 2006, our international revenues and profitability, which both grew year over year, did not benefit from exchange rates, whereas in fiscal 2005, our revenues and profitability significantly benefited from exchanges rates.

On October 20, 2005, BEA systems acquired all the outstanding shares of Plumtree Software, Inc. (“Plumtree”), a publicly held software company headquartered in San Francisco, California. Plumtree provides enterprise portal solutions to connect disparate work groups, IT systems and business processes. Under the terms of the merger agreement dated August 22, 2005, Plumtree stockholders received $5.50 per share in cash for each outstanding share of Plumtree stock. In addition, vested Plumtree stock option holders received cash equal to the difference between $5.50 per share and the exercise price of the vested employee stock options. Unvested employee stock options to purchase Plumtree common stock were converted into options to purchase shares of BEA common stock for employees continuing their employment with the combined Company. The final purchase price for Plumtree was $211.1 million.

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

Three executive officers participated in the acceleration and the related resale restriction and the remaining executive officers declined the acceleration. Certain international locations were excluded from the acceleration because it would have had a negative tax impact to the employees. The Company accelerated options with an exercise price of $10.72 or higher (stock price at the close of business on January 30, 2006) which comprises approximately 4 percent of total outstanding options. This acceleration was done in anticipation of implementing FAS123R and the Company expects to forego approximately $19.4 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when FAS123R is implemented.

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

Seasonality

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

Due to the seasonality of license revenue, a greater than proportional amount of our customer support contracts are renewed in the fourth quarter, which leads to a significant increase in deferred customer support revenue in the fourth quarter. The recognition of this deferred revenue occurs over the following four quarters and consequently deferred support revenue generally declines in the first three quarters of the next fiscal year. Due to the significant increase in deferred customer support revenue balance in the fourth quarter, there is a greater than proportional cash collection of the respective receivables that occurs in the fourth quarter and the first quarter of the following fiscal year. Consequently operating cash flow is seasonally strong in the fourth quarter and first quarter and weaker in the second and third quarters of a fiscal year.

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

Scope and Findings of the Independent Review

The Independent Review encompassed the period January 1996 through June 2006 and covered all stock options granted by the Company, excluding stock options assumed as part of business combinations. The Company determined that stock options assumed in acquisitions and included in the determination of the purchase price were measured at the fair value of the stock options on the date specified in EITF Issue No. 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination” and compensation cost was measured when the acquisition closed.

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

•

Certain employees were granted options that were later modified, or cancelled and thereafter reissued at a lower price. For a few of these grants, the purpose appears to have been to give the grantee a lower exercise price. Under GAAP this is a re-pricing that requires compensation expense to be recognized and, if it qualifies for variable accounting treatment (which would be the case for all re-pricings after the effective date of FASB Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), to be adjusted quarterly for as long as the re-priced option remains outstanding. In these instances, the Company failed to record this expense;

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

Once prepared by an human resources representative, a UWC, which included details of individuals and the number of stock options for each individual, was typically hand delivered to the CEO for approval and his signature. There was no electronic signature process during this time. Additionally, on a majority of UWCs, the CEO did not date his signature. In those cases where the former CEO did date his signature, various facts and circumstances indicate the unreliability of these signature dates. Further evidence suggests that some UWCs were not presented to the CEO for signature until after the purported effective date. During this time, there was no formal electronic archiving of authorizing documents, and electronic templates appear to have been used for multiple grants.

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

Summary of Stock-Based Compensation Recognized due to New Measurement Dates. Below is a summary of the stock-based compensation, net of forfeitures, recognized by the Company by measurement date rule:

Type	Number of grants requiring new measurement date		Total Number of options	Compensation expense, net of forfeitures
			(Amounts in thousands)
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

In the first circumstance, employees who had properly entered a LOA were allowed to vest their stock options in circumstances where the Company’s policy did not permit such vesting. Such arrangements constitute modifications to the original option grants and compensation expense must be re-measured pursuant to FIN 44 in the period of modification, which the Company did not do. The Company has recognized incremental stock-

based compensation expense associated with such modifications of $1.6 million on a pre-tax basis in the period of modification.

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

Purchase Accounting

Over the periods affected by the additional stock-based compensation expense, the Company made several business and asset acquisitions for which net deferred tax liabilities (“DTLs”) were recorded in purchase accounting for taxable temporary differences acquired and/or recorded in the purchase accounting. In connection with these acquisitions the Company was required to reduce its valuation allowance based on the DTLs recorded in the purchase accounting as they provided a source of future taxable income to recognize certain of the Company’s deferred tax assets (“DTAs”). Prior to the restatement, these reductions in the valuation allowance related entirely to excess stock option tax benefits and therefore they were accounted for with a credit directly to equity consistent with FAS No. 109, Accounting for Income Taxes (“FAS 109”) , paragraphs 36(e) and 37.

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

Summary of Stock-Based Compensation Adjustments and Related Issues

The summary of the incremental stock-based compensation after considering forfeitures, and related issues on a pre-tax and after-tax basis for the fiscal years ended January 31, 1998 through 2006, and for the quarter ended April 30, 2006 is as follows:

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

The following tables present the impact of stock-based compensation and associated tax adjustments made to our previously reported balance sheet and statements of income:

Consolidated Balance Sheet as of January 31, 2006 (in thousands):

	January 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$—	$1,017,772
Restricted cash	2,373	—	2,373
Short-term investments	370,763	—	370,763
Accounts receivable, net of allowance for doubtful accounts of $9,350	331,332	—	331,332
Deferred tax assets	28,396	—	28,396
Prepaid expenses and other current assets	52,093	—	52,093

Total current assets	1,802,729	—	1,802,729
Long-term investments	64,422	—	64,422
Property and equipment, net	343,389	—	343,389
Goodwill, net	145,523	(7,288)	138,235
Acquired intangible assets, net	78,502	—	78,502
Long-term restricted cash	2,644	—	2,644
Long-term deferred tax assets	28,987	—	28,987
Other long-term assets	9,335	—	9,335

Total assets	$2,475,531	$(7,288)	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$—	$22,984
Accrued liabilities	91,244	5,879	97,123
Restructuring Obligations	3,531	—	3,531
Accrued payroll and related liabilities	92,039	—	92,039
Accrued income taxes	82,234	871	83,105
Deferred revenue	379,123	—	379,123
Convertible subordinated notes	465,250	—	465,250
Current portion of notes payable and other obligations	218	—	218

Total current liabilities	1,136,623	6,750	1,143,373
Deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,388	—	227,388
Convertible subordinated notes	—	—	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 443,886 shares issued and 385,943 shares outstanding	444	—	444
Additional paid-in capital	1,341,577	326,000	1,667,577
Treasury stock, at cost—57,943 shares	(478,249)	—	(478,249)
Accumulated deficit	254,798	(331,714)	(76,916)
Deferred compensation	(11,461)	(8,324)	(19,785)
Accumulated other comprehensive income	3,128	—	3,128

Total stockholders’ equity	1,110,237	(14,038)	1,096,199

Total liabilities and stockholders’ equity	$2,475,531	$(7,288)	$2,468,243

Consolidated Statements of Income for the years ended January 31, 2005 and 2006 (in thousands):

	Fiscal year ended January 31, 2006			Fiscal year ended January 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
License fees	$511,549	$—	$511,549	$483,138	$—	$483,138
Services	688,296	—	688,296	596,956	—	596,956

Total revenues	1,199,845	—	1,199,845	1,080,094	—	1,080,094

Cost of revenues:
Cost of license fees	39,946	(1,168)	38,778	39,118	(4,816)	34,302
Cost of services	218,496	(62)	218,434	193,549	(2,978)	190,571

Total cost of revenues	258,442	(1,230)	257,212	232,667	(7,794)	224,873

Gross profit	941,403	1,230	942,633	847,427	7,794	855,221
Operating expenses:
Sales and marketing	440,494	(2,725)	437,769	406,601	(7,925)	398,676
Research and development	182,251	(17)	182,234	146,559	291	146,850
General and administrative	107,450	1,210	108,660	91,233	4,766	95,999
Restructuring charges	772	—	772	8,165	—	8,165
Acquisition-related in-process research and development	4,600	—	4,600	—	—	—

Total operating expenses	735,567	(1,532)	734,035	652,558	(2,868)	649,690

Income from operations	205,836	2,762	208,598	194,869	10,662	205,531
Interest and other, net:
Interest expense	(32,072)	—	(32,072)	(29,984)	—	(29,984)
Net gain on retirement of convertible subordinated notes	667	—	667	—	—	—
Interest income and other	40,994	—	40,994	22,338	—	22,338

Total interest and other, net	9,589	—	9,589	(7,646)	—	(7,646)

Income before provision for income taxes	215,425	2,762	218,187	187,223	10,662	197,885
Provision for income taxes	72,682	2,335	75,017	56,167	(3,979)	52,188

Net income	142,743	427	143,170	131,056	14,641	145,697
Other comprehensive income:
Foreign currency translation adjustments	(10,960)	—	(10,960)	6,872	—	6,872
Unrealized gain (loss) on available-for-sale investments, net of income taxes	1,675	—	1,675	(4,252)	—	(4,252)

Comprehensive income	$133,458	$427	$133,885	$133,676	$14,641	$148,317

Net income per share:
Basic	$0.37	—	$0.37	$0.32	$0.04	$0.36

Diluted	$0.36	—	$0.36	$0.32	$0.03	$0.35

Shares used in computing net income per share:
Basic	389,050	—	389,050	405,768	—	405,768

Diluted	397,850	(460)	397,390	415,873	285	416,158

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

The Company prepared a sensitivity analysis on those grants where the specific timing of the approval or finality of a grant cannot be determined with certainty within a range of likely dates and for which the Company concluded that the Equity Edge entry date, or a date prior to the Equity Edge entry date when other reliable evidence was available, was the most appropriate new measurement date. Since the median time difference between the UWC effective date and the Equity Edge entry date was 13 days for those UWCs for which the Company used the Equity Edge entry date as the new measurement date, the Company concluded that this time difference was short enough such that the sensitivity analysis would be a useful indicator. Since the Company is asserting that finality occurred sometime between the UWC effective date and the Equity Edge entry date, but that it has no evidence to identify the actual date, the Company chose to perform separate sensitivity analyses on the highest and lowest stock prices between the UWC effective date and the Equity Edge entry date. The Company performed this analysis for the 21,098 grants for which the Equity Edge entry date was used as the new measurement date. The result of the sensitivity analysis by fiscal year, after considering the effect of forfeitures, is presented below:

Amounts in thousands	Year Ended January 31,
	1998	1999	2000	2001	2002
Compensation expense-Low Stock Price between UWC effective date and Equity Edge entry date	$61	$353	$3,262	$16,699	$19,419
Compensation expense-Recognized	143	1,759	9,150	47,278	60,199
Compensation expense-High Stock Price between UWC effective date and Equity Edge entry date	181	2,707	12,084	68,627	91,797

	Year Ended January 31,
	2003	2004	2005	2006	Total
Compensation expense-Low Stock Price between UWC effective date and Equity Edge entry date	$21,099	$15,390	$8,411	$5,876	$90,570
Compensation expense-Recognized	59,696	39,496	18,797	9,954	246,472
Compensation expense-High Stock Price between UWC effective date and Equity Edge entry date	85,039	62,294	24,663	11,210	358,602

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

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of income as a percentage of total revenues for the fiscal years ended January 31, 2007, 2006, and 2005.

	Fiscal year ended January 31,
	2007	2006 As Restated(1)	2005 As Restated(1)
Revenues:
License fees	40.9%	42.6%	44.7%
Services	59.1	57.4	55.3

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees(2)	11.2	7.6	7.1
Cost of services(2)	32.5	31.7	31.9

Total cost of revenues	23.8	21.4	20.8

Gross margin	76.2	78.6	79.2
Operating expenses:
Sales and marketing	37.4	36.5	36.9
Research and development	16.6	15.2	13.6
General and administrative	9.9	9.1	8.9
Restructuring charges	—	0.1	0.8
Acquisition-related in-process research and development	0.3	0.3	—
Impairment of land	14.4	—	—

Total operating expenses	78.6	61.2	60.2

Income from operations	(2.4)	17.4	19.0
Interest and other, net	3.2	0.8	(0.7)

Income before provision for income taxes	0.8	18.2	18.3
Provision for income taxes	0.5	6.3	4.8

Net income	0.3%	11.9%	13.5%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

(2)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Fiscal year ended January 31,			Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
	2007	2006	2005
Total revenues	$1,402,349	$1,199,845	$1,080,094	16.9%	11.1%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support and maintenance, education and consulting. Management believes total revenue growth for fiscal 2007 compared to fiscal 2006 was due to a continued demand for our WebLogic and Tuxedo product families and an increased demand for our new product family AquaLogic. The AquaLogic product family is comprised of products that were organically developed (e.g., AquaLogic Service Bus introduced in August 2005) and products acquired through the purchase of Plumtree Software Inc. (“Plumtree”) in October 2005 and Fuego Inc. (“Fuego”) in February 2006.

Total revenue growth from fiscal 2006 to fiscal 2007 was 16.9 percent, which was comprised of a 20.4 percent increase in services and a 12.1 percent increase in licenses. The increase in services revenues was primarily due to customer support and maintenance revenues.

Revenue growth from fiscal 2005 to fiscal 2006 was 11.1 percent, which was comprised of a 15.3 percent increase in services and a 5.9 percent increase in licenses. Management believes revenue growth was driven by the increased demand for our products, primarily our WebLogic product family and the introduction of our new product family, AquaLogic. The continued growth in customer support and maintenance revenue was driven primarily by maintenance renewals on our existing installed base of software licenses, including the Plumtree installed base that was acquired, as well as maintenance contracts sold together with new sales of software licenses.

In fiscal 2006 and fiscal 2007 we acquired seven software companies, one of which was Plumtree, a public company that had established license and services revenues. We reflected 10 days of total revenue related to Plumtree in the third quarter of fiscal 2006 of approximately $1.0 million and a full quarter of revenue in the fourth quarter of fiscal 2006. Consequently, comparisons between fiscal 2007 and fiscal 2006 are impacted by this acquisition.

Geographically, the contribution of the Americas (U.S., Canada, Mexico and Latin America) to total revenues increased to 53.6 percent in fiscal 2007 compared to 51.9 percent in fiscal 2006. The Europe, Middle East and Africa (“EMEA”) contribution declined slightly to 31.8 percent in fiscal 2007 compared to 33.1 percent in fiscal 2006, and the Asia/Pacific (“APAC”) contribution decreased to 14.6 percent in fiscal 2007 compared to 15.0 percent in fiscal 2006. Management believes the revenue acquired with the Plumtree acquisition impacted the geographic results because the majority of the revenue acquired with Plumtree was generated in the United States. Exchange rates positively impacted total revenues for fiscal 2007 compared to fiscal 2006. Total revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $1.4 billion, which represents a 16.0 percent increase over total revenues for the same period in the prior year versus a 16.9 percent absolute increase.

Geographically, the Americas contribution to total revenues increased to 51.9 percent in fiscal 2006 compared to 49.7 percent in fiscal 2005. The EMEA contribution declined slightly to 33.1 percent in fiscal 2006 compared to 35.5 percent in fiscal 2005 and the APAC contribution increased to 15.0 percent in fiscal 2006 compared to 14.8 percent in fiscal 2005. In addition, fiscal 2006 revenues did not benefit from fluctuations in exchange rates when compared to fiscal 2005.

License fees (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
License fees	$573,470	$511,549	$483,138	12.1%	5.9%

Management believes license revenue growth from fiscal 2006 to fiscal 2007 was due to continued demand for the WebLogic and Tuxedo product families and was driven by increased demand for our new product family, AquaLogic. The AquaLogic product family is comprised of products that were organically developed (e.g., AquaLogic Service Bus introduced in August 2005) and products acquired from Plumtree and Fuego. The AquaLogic product family contributed approximately 20 percent of revenues for fiscal 2007 compared to less than 10 percent for fiscal 2006. This is due in part to the fact that Plumtree was acquired late in the third quarter of fiscal 2006 and Fuego was acquired in the first quarter of fiscal 2007. Due primarily to the structure of our multi-product enterprise license agreements, our break down of product family license revenue is based on estimated demand at the time the order is placed, not necessarily on actual deployment. Exchange rates positively impacted license revenues for fiscal 2007 compared to fiscal 2006. In fiscal 2007, license revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $567.9 million, which represents an 11.0 percent increase over license revenues for the same period in the prior year, versus a 12.1 percent absolute increase.

Quarterly revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 23 to 39 percent of total license fees over the past eight quarters. Transactions greater than $1 million constitute a significant portion of total license revenues and management believes these transactions have an inherent volatility related to the timing and size of such transactions, which increases the risk that reported results may differ from expected results.

Management believes the increase in license revenues from fiscal 2005 to fiscal 2006 was due to improved demand for our core WebLogic product family and market acceptance of the new AquaLogic product family. The AquaLogic product family is comprised of products that were organically developed (e.g., AquaLogic Service Bus introduced in August 2005) and products acquired from Plumtree in the third quarter of fiscal 2006. Quarterly revenue contribution from transactions with license fees greater than $1 million was within the range of 22 percent to 40 percent for fiscal 2006 and there were no individual transactions with a license value greater than $10 million during fiscal 2006. Lastly, foreign exchange rates did not have a significant impact on fiscal 2006 compared to fiscal 2005.

In addition to the transactions with license fees greater than $1 million, we have a significant number of small and midsize deals. Our business model generally begins with smaller deals being seeded into our customers with a goal that these customers will enter into larger, more significant transactions over time.

Services revenue

The following table provides a summary of services revenue (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
Consulting and education revenues	$175,665	$145,572	$134,371	20.7%	8.3%
Customer support and maintenance revenues	653,214	542,724	462,585	20.4	17.3

Total services revenue	$828,879	$688,296	$596,956	20.4%	15.3%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support and maintenance revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Total services revenues for fiscal 2007 were positively impacted by a fluctuation in exchange rates, whereas total services revenue for fiscal 2006 were not significantly impact by a fluctuation in exchange rates. Total services revenues for fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $823.3 million, an increase of 19.6 percent over the same period in fiscal 2006 versus an absolute increase of 20.4 percent.

The $110.5 million and $80.1 million increase in customer support and maintenance revenues for fiscal 2007 and fiscal 2006 was driven primarily by maintenance renewals on our existing installed base of software licenses, including in fiscal 2007 the Plumtree installed base renewals that were acquired, as well as maintenance contracts sold together with new sales of software licenses.

The increase in consulting and education revenues for fiscal 2007 compared to fiscal 2006 was due to a 25.4 percent increase in consulting services primarily related to providing services associated with products acquired from Plumtree and Fuego. The 8.3 percent increase in consulting and education revenues in fiscal 2006 compared to fiscal 2005 was primarily due to an increase in consulting services performed in the Americas. Management believes this increase was due to incremental revenues generated by providing services associated with products acquired from Plumtree subsequent to the acquisition in October 2005, increased demand around solutions frameworks and the introduction of new consulting programs into our enterprise accounts.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Fiscal 2007	Fiscal 2007 (percentage of consolidated total revenues)	Fiscal 2006	Fiscal 2006 (percentage of consolidated total revenues)	Fiscal 2005	Fiscal 2005 (percentage of consolidated total revenues)
Americas	$752,082	53.6%	$622,624	51.9%	$536,564	49.7%
EMEA	446,464	31.8	397,815	33.1	383,328	35.5
APAC	203,803	14.6	179,406	15.0	160,202	14.8

Total revenues	$1,402,349	100.0%	$1,199,845	100.0%	$1,080,094	100.0%

For each of the twelve fiscal quarters included in the three fiscal years ended January 31, 2007, international revenues as a percentage of total revenues have ranged between 31 percent to 38 percent for EMEA and 14 percent to 16 percent for APAC. These ranges are expected to continue to fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and other factors.

In fiscal 2007, the percentage of total revenue contribution from the Americas increased to 53.6 percent from 51.9 percent when compared to the prior year. The Americas revenue contribution was positively impacted by the Plumtree acquisition since the revenues from the products acquired were generated primarily in the United States. The increase in the Americas revenue for fiscal 2007 compared to fiscal 2006 was comprised of a 14.9 percent increase in license revenue and a 25.1 percent increase in services revenue. The increase in Americas services revenue was due to increases in customer support and maintenance revenues and consulting and education revenues of 22.4 percent and 34.4 percent, respectively. In fiscal 2006, the percentage of total revenue contribution from the Americas increased to 51.9 percent from 49.7 percent when compared to the prior year. The increase in the Americas revenue for fiscal 2006 compared to fiscal 2005 was comprised of a 12.1 percent increase in license revenue and a 19.0 percent increase in services revenue. The increase in Americas services revenue was due to increases in customer support and maintenance revenues and consulting and education revenues of 20.1 percent and 15.3 percent, respectively.

In fiscal 2007, the percentage of total revenue contribution from EMEA declined to 31.8 percent from 33.1 percent when compared to the prior year. The percentage decline in EMEA’s contribution was primarily impacted by the products acquired from Plumtree whose revenues were generated in the United States. EMEA’s revenues increased by $48.6 million from fiscal 2006 to fiscal 2007 due to growth in license revenues of 11.5 percent and growth in the services business of 12.7 percent. Customer support and maintenance revenues increased 15.9 percent year over year across the region. Consulting and education increased slightly for the region; however there was one country where it declined significantly due to a non-recurring project recognized in fiscal 2006. Our revenues in EMEA in fiscal 2007 were positively impacted by a fluctuation in exchange rates. Total EMEA revenues for fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $436.9 million, an increase of 9.8 percent over the same period in fiscal 2006 versus an absolute increase of 12.2 percent.

In fiscal 2006, the percentage of total revenue contribution from EMEA declined to 33.1 percent from 35.5 percent due to slower total revenue growth when compared to the other regions year over year. The increase in total EMEA revenues in absolute dollars for fiscal 2006 compared to fiscal 2005 was due to growth in the services business of 9.7 percent offset by a slight decline in license revenue of 4.1 percent. France, Germany, Finland and Spain had strong license and services growth in fiscal 2006 compared to fiscal 2005. The increase in services revenue in 2006 was due to a 13.9 percent increase in the customer support and maintenance revenues across EMEA. The decline in license revenues in 2006 was due primarily to an unfavorable foreign exchange rate impact and a very strong prior year of license sales. Our revenues in EMEA in fiscal 2006 were negatively impacted by the weakening of certain foreign currencies against the U.S. dollar, particularly the Euro and the British Pound. Total EMEA revenues for fiscal 2006, when translated at a constant exchange rate from the same period in the prior year, would have been $402.2 million, an increase of 4.9 percent over the same period in fiscal 2005 versus an absolute increase of 3.8 percent.

In fiscal 2007, the percentage of total revenue contribution from APAC declined to 14.6 percent from 15.0 percent when compared to the prior year. The percentage decline in APAC’s revenue contribution was primarily impacted by the products acquired from Plumtree whose revenues were generated in the United States. APAC’s revenues increased by $24.4 million when comparing fiscal 2007 to fiscal 2006 and the increase was due to growth in all revenue streams. License revenues increased 5.4 percent and services revenue increased 22.6 percent, which also included a 23.7 percent increase in the customer support and maintenance revenues across the region. Total revenues increased in all countries with the exception of Japan, which declined 6.7 percent. Our revenues in APAC in fiscal 2007 were negatively impacted by a fluctuation in exchange rates mostly due to the Japanese yen. Total APAC revenues for fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $206.4 million, a increase of 15.1 percent over the same period in fiscal 2006 versus an absolute increase of 13.6 percent.

In fiscal 2006, the percentage of total revenue contribution from APAC increased slightly to 15.0 percent from 14.8 percent when compared to the prior year. The increase in total APAC revenues for fiscal 2006 compared to fiscal 2005 was due to growth in all revenue streams and across the region. License revenues increased 8.1 percent and services revenue increased 16.6 percent, which also included a 15.9 percent increase in the customer support and maintenance revenues across the region. APAC revenues were not significantly impacted by exchange rates in fiscal 2006.

Deferred revenue and backlog

The following table sets forth the components of deferred revenue (in thousands):

	January 31
	2007	2006
License fees	$13,797	$16,133
Services	435,485	362,990

Total deferred revenue	$449,282	$379,123

Management does not believe that backlog, as of any particular date, is a reliable indicator of future performance. The concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading. BEA typically receives and fulfills most of the orders within the quarter and a substantial portion of the orders, particularly the larger transactions, are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. Although it is generally our practice to promptly ship product upon receipt of properly finalized purchase orders, BEA frequently has license orders that have not shipped or have otherwise not met all the required criteria for revenue recognition. In some of these cases, BEA exercises discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, BEA considers a number of factors, including: the effect of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of the quarter; and our operational capacity to fulfill software license orders at the end of the quarter. Although the amount of such license orders may vary, management generally does not believe that the amount, if any, of such license product orders at the end of a particular quarter is a reliable indicator of future performance because, as noted above, such a large portion of the revenue is concentrated at the end of the quarter.

Deferred revenue, as of January 31, 2007, was comprised of (1) unexpired customer support contracts of $412 million, (2) undelivered consulting and education orders of $23 million and (3) license orders that have shipped but have not met revenue recognition requirements of $14 million. Off balance sheet backlog was comprised of services orders received and not delivered of $41 million and license orders received but not shipped of $10 million. At January 31, 2007, our aggregate backlog (deferred revenue and off balance sheet backlog) was $500 million of which $449 million is included on our balance sheet as deferred revenue.

Deferred revenue, as of January 31, 2006, was comprised of (1) unexpired customer support contracts of $341 million, (2) undelivered consulting and education orders of $22 million and (3) license orders that have shipped but have not met revenue recognition requirements of $16 million. Off balance sheet backlog was comprised of services orders received and not delivered of $35 million and license orders received but not shipped of $31 million. At January 31, 2006, our aggregate backlog (deferred revenue and off balance sheet backlog) was $445 million of which $379 million is included on our balance sheet as deferred revenue.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Fiscal 2007	Fiscal 2006 As Restated(1)	Fiscal 2005 As Restated(1)	Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
Cost of license fees	$64,221	$38,778	$34,302	65.6%	13.0%
Cost of services	269,105	218,434	190,571	23.2	14.6

Total cost of revenues	$333,326	$257,212	$224,873	29.6%	14.4%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 11.2 percent, 7.6 percent and 7.1 percent of license revenues for fiscal 2007, 2006 and 2005, respectively. The increase in the cost of license fees as a percentage of license revenues for fiscal 2007 compared to fiscal 2006 was due primarily to an increase in amortization expense related to acquired intangibles of approximately $24.3 million. The increase in amortization expense resulted from the completion of five acquisitions in the second half of fiscal 2006 and early fiscal 2007. Management believes that cost of license fees may continue to increase in absolute dollars in fiscal 2008 due to expansion of the customer license compliance program as well as royalty expenses associated with our new product lines and the respective mix of products sold quarterly.

The decline in the cost of license fees as a percentage of license revenues for fiscal 2006 compared to fiscal 2005 was due to the increase in license revenues offset by a slight increase in expenses. Amortization of intangibles and compliance costs increased slightly offset by small declines in third party royalties and distribution costs.

Amortization expense of $38.4 million was recorded for fiscal 2007 associated with intangible assets recorded prior to January 31, 2007 and future amortization expense over each of the next five years is currently expected to total approximately $29.9 million, $16.7 million, $12.0 million, $7.6 million and $1.8 million annually. The increase in future amortization expense in fiscal 2007 as compared to fiscal 2006 is mainly due to the amortization of the Plumtree, Fuego and Flashline acquired intangibles. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Cost of Services. Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and facilities for the operation of the services organization. Cost of services was 32.5 percent of services revenues in fiscal 2007 compared to 31.7 percent of services revenues in fiscal 2006. The 0.8 percent increase in cost of services as a percent of services revenues was primarily due to share-based compensation expense associated with the implementation of FAS123R and an increase in amortization expense related to acquired intangibles. The increase were offset by improved margins associated with the acquired services business of Plumtree and Fuego. Total headcount at the end of the period increased 62 people year over year.

Cost of services in fiscal 2007 were impacted by a fluctuation in exchange rates. Total cost of services for fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $263.1 million, an increase of 20.8 percent over the same period in fiscal 2006 versus an absolute increase of 23.2 percent.

Cost of services was 31.7 percent of services revenues in fiscal 2006 compared to 31.9 percent of services revenues in fiscal 2005. The 0.2 percent decline in cost of services as a percent of services revenues was primarily due to services expenses increasing at a slower rate than the increase in services revenues (primarily customer support and maintenance revenues. There was a larger mix of higher margin customer support and maintenance revenues versus lower margin consulting and education revenues. Total cost of services in fiscal 2006 was not materially impacted by a fluctuation in exchange rates. Total headcount at the end of the period increased 130 people year over year.

Operating Expenses

Sales and Marketing (in thousands):

	Fiscal 2007	Fiscal 2006 As Restated(1)	Fiscal 2005 As Restated(1)	Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
Sales and marketing expenses	$524,970	$437,769	$398,676	19.9%	9.8%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Sales and marketing expenses include salaries, benefits, sales commissions, travel, certain information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from fiscal 2007 compared to fiscal 2006 was primarily due to compensation-related expenses. Compensation-related expenses increased $56.8 million due to (1) an increase of 40.6 million for salary and benefits related to an increase of 154 headcount (2) an increase of $18.3 million in share based compensation related to the implementation of FAS123R and (3) a reduction in incremental share-based compensation related to modifications and employment taxes of $2.0 million.

Sales and marketing expenses were adversely impacted by foreign exchange rates. In the fiscal year ended January 31, 2007, sales and marketing expenses of $525.0 million when translated at constant exchange rates from the same period in the prior year would have been approximately $520.0 million, which is a 18.8 percent increase over costs of services of $437.8 million for the same period in the prior year.

The increase in sales and marketing expenses from fiscal 2005 to fiscal 2006 was primarily due to compensation-related expenses including an increase in variable compensation as well as sales and marketing headcount. Sales and marketing variable compensation increased by approximately $17.9 million and fixed compensation increased $10.9 million. Variable compensation increased consistently with the increase in revenues and fixed compensation increased due to average salary increases and the increase in headcount of approximately 130 from fiscal 2005 to fiscal 2006. Foreign currency did not have a significant impact on fiscal 2006 results.

Research and Development (in thousands):

	Fiscal 2007	Fiscal 2006 As Restated(1)	Fiscal 2005 As Restated(1)	Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
Research and development expenses	$232,960	$182,234	$146,850	27.8%	24.1%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, certain information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 16.6 percent in fiscal 2007 from 15.2 percent and 13.6 percent for fiscal 2006 and fiscal 2005. The increase as a percentage of total revenues for fiscal 2007 compared to fiscal 2006 was due in part to the integration of acquisitions completed in the second half of fiscal 2006 and the related full year of expenses, a decline in third party funding associated with product development agreements and continued investment in research and development, specifically related to the international telecommunications technology centers.

The increase in research and development expenses as a percent of total revenue in fiscal 2006 compared to fiscal 2005 was due to BEA’s concerted effort to invest in research and development, which included new product releases, new products (WebLogic Communications Platform and the AquaLogic product family) as well as six acquisitions of technology companies in the prior 15 months.

Research and development expenses increased by $50.7 million in fiscal 2007 as compared to fiscal 2006. This increase was driven by both organic new product development as well as acquired product development teams from 6 acquisitions over the past 18 months ( M7, ConnecTerra, Plumtree, SolarMetric, Fuego and

Flashline). As of January 31, 2007, research and development was comprised of 1,248 employees, 175 of whom were obtained through the 6 acquisitions during the course of the fiscal 2006 and fiscal 2007. Of the 1,248 employees, 790 were located in the United States and 458 were located outside of the United States. The $50.7 million increase in research and development expenses in fiscal 2007 compared to fiscal 2006 was primarily composed of (1) salary and benefits expense of $21.0 million related to the increase of 170 people (through acquisition and organic growth), (2) share-based compensation expense associated with the implementation of FAS123R of $14.0 million and (3) acquisition related deferred compensation of $3.3 million and (4) a reduction of $5.3 million of third party funding related to development agreements, which offsets research and development expense on a quarterly basis as discussed below. Research and development expenses were not significantly impacted by foreign exchange rates in fiscal 2007.

Research and development expenses increased $35.4 million in fiscal 2006 as compared to fiscal 2005. This increase was driven by both organic new product development as well as acquired product development teams from 4 acquisitions (M7, ConnecTerra, Plumtree and Solarmetric) completed in the second half of fiscal 2006 and a full year of impact of the one acquisition (Incomit AB) completed in late fiscal 2005. As of January 31, 2006, research and development was comprised of 1,078 employees, 150 of whom were obtained through the 4 acquisitions during the course of the fiscal 2006. Of the 1,078 employees, 796 were located in the Americas region and 282 were located outside of the Americas region. The $35.4 million increase in research and development expenses in fiscal 2007 was primarily composed of (1) $16.8 million increase in compensation expense from an additional 90 organically-hired employees, as well as annual merit increases and variable compensation for the entire employee base; and (2) $8.7 million increase in headcount and non-headcount expenses obtained through acquisition, the majority of which was $7.3 million related to Plumtree’s operations.

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses. In fiscal 2007, we received $4.4 million of third party reimbursement, $1.6 million of which related to the development of ports and integration tools and $2.8 million related to product development expenses. We did not receive funding for the product of mutual interest in the first and second quarter of fiscal 2007 as the arrangement was not finalized. We did receive approximately $1.4 million in the third and fourth quarter. In fiscal 2006, we received $10.3 million of third party reimbursement, of which $1.6 million related to the development of ports and integration tools, $8.1 million related to product development expenses and $0.6 million related to certain marketing expenses. During fiscal 2005, we received a total of $10.5 of third party reimbursements, $0.9 million of which was related to the development of ports and integration tools, $8.6 million of which was related to certain product development expenses and $1.0 million of which was related to certain marketing expenses of the product of mutual interest. For fiscal 2008, the product development arrangement with the third party to co-develop the product of mutual interest was finalized and we expect to receive approximately $0.8 million to $1.0 million based on delivery of pre-defined deliverables.

General and Administrative (in thousands):

	Fiscal 2007	Fiscal 2006 As Restated(1)	Fiscal 2005 As Restated(1)	Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
General and administrative expenses	$138,255	$108,660	$95,999	27.2%	13.2%

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

General and administrative expenses increased $29.6 million for fiscal 2007 compared to fiscal 2006 due to $13.7 million of share-based compensation expense associated with the implementation of FAS123R, $2.8 million of acquisition-related deferred compensation, $9.5 million in labor expenses due in part to the Plumtree and Fuego acquisitions, $6.8 million of expenses associated with the Company’s internal stock option review (i.e., legal, consulting and stock option modification expenses) and offset by a $4.5 million decline in legal expenses related to intellectual property litigation. General and administrative expenses were not significantly impacted by foreign exchange rates in the first nine months of fiscal 2007.

General and administrative expenses increased $12.7 million in fiscal 2006 from fiscal 2005 due primarily to $11.7 million of compensation related expenses and the remainder was due to purchased services. The $11.7 million of compensation expense was comprised of $5.0 million related to average salary increases, an increase in headcount and related personnel expenses, and $6.7 million related to fiscal 2006 variable compensation. Purchased services increased by $1.9 million related to certain tax matters and initiatives and $1.8 million related to legal expenses primarily pertaining to litigation matters offset by a $1.0 million decline in third party accounting expenses related to the compliance with the regulations of the Sarbanes-Oxley Act of 2002.

Other Charges

Facilities Consolidation. During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada and Germany. A facilities consolidation charge of $20.0 million was recorded using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2005, fiscal 2006 and fiscal 2007, an additional $0.5 million, $0.8 million and $0.5 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of January 31, 2007, $8.1 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. As of January 31, 2007, $2.3 million is classified as short term and the remaining $5.0 million is classified in other long term obligations. As of January 31, 2006, $2.3 million is classified as short term and the remaining $7.4 million is classified in other long term obligations. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $2.4 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances.

We do not expect the future payments to have a significant impact on our liquidity due to our strong cash position ($1.2 billion of cash, cash equivalents and short term investments at January 31, 2007).

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	9,681
Additional charges accrued during fiscal 2007 included in operating expenses	454
Cash payments during fiscal 2007	(2,011)

Accrued at January 31, 2007	$8,124

Acquisition-related in-process research and development. In-process research and development (“IPR&D”) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use at the date the assessment was made in conjunction with the acquisition and consequently was written off in the fiscal year ended January 31, 2006 and 2007. The value assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project.

Impairment of Land. As of January 31, 2007, we determined that there was a more likely than not chance that the San Jose Land would be disposed of within the next 12 months. We completed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded that a $201.6 million write-down of the San Jose Land was required, reducing the value of that land to a new carrying value of $105.0 million. The San Jose Land was subsequently sold in the first quarter of fiscal 2008 for $106.0 million, net of transaction costs.

Office Lease. On August 14, 2006, the Company entered into a new office lease in San Francisco to enable consolidation of the three current San Francisco office locations, including two acquired with the acquisition of Plumtree Software, Inc. in October 2005. The new office lease commenced on August 14, 2006 and terminates on December 31, 2016. The office space under this new lease will undergo renovations for approximately six months. During the renovation period, the Company is recording rent expense for both the new and existing office space, which resulted in an increase in operating expenses of approximately $1.5 million in the third quarter of fiscal 2007 and $1.5 million in the fourth quarter of fiscal 2007, and will result in an increase of $1.4 million in the first quarter of fiscal 2008.

In the second quarter of fiscal 2008, the Company occupied new office space and vacated the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company incurred a facilities consolidation charge of $2.5 million.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Fiscal 2007	Fiscal 2006	Fiscal 2005	Percentage change fiscal 2007 vs. fiscal 2006	Percentage change fiscal 2006 vs. fiscal 2005
Interest expense	$(22,623)	$(32,072)	$(29,984)	(29.5)%	7.0%
Gain on retirement of convertible subordinated notes	818	667	—	22.6	100.0
Net gains (losses) on sale of equity investments	11,074	—	—	N/M	N/M
Foreign exchange loss	(171)	(1,449)	(1,054)	(88.2)	37.5
Interest income and other, net	55,219	42,443	23,392	30.1	81.4

Total interest and other, net	$44,317	$9,589	$(7,646)	N/M %	N/M	%

Note:	“N/M” is defined as “not meaningful”.

Interest expense is a function of outstanding balance of our convertible debt and the $215.0 million of notes payable. The decline in interest expense for fiscal 2007 compared to fiscal 2006 correlates with the repurchase of approximately $295 million in face value of convertible subordinated notes in the fourth quarter of fiscal 2006 and the first quarter of fiscal 2007 as well as the full payoff of the convertible notes in December 2006. The reduction of interest expense was partially offset by the increase in the interest rates related to notes payable. Interest expense increased in fiscal 2006 from fiscal 2005 due to interest rates rising on the outstanding notes payable offset by a slight decline in interest expense related to the convertible debt due to the retirement of $84.8 million of the face value of the convertible debt.

Interest income and other, net increased $14.8 million for fiscal 2007 compared to fiscal 2006. The increase for fiscal 2007 was primarily due to improved yields on our cash, cash equivalents and short-term investment balances. The increase in interest income and other, net, from fiscal 2005 to fiscal 2006 of $16.9 million was due to improved yields and the average increase in our cash, cash equivalents and short-term investment balances throughout the year.

In addition in fiscal 2007, we recorded net gains on the disposition of minority interests in strategic equity investments of approximately $11.0 million, a net gain on the retirement of the convertible subordinated notes of $0.8 million and a write-off of debt issuance costs of approximately $0.8 million. In addition in fiscal 2006, we recorded $2.0 million in non-operating gains related to two minority interest investments in equity securities that had been written off due to impairment in a previous fiscal year and sold during fiscal 2006. There was $0.2 million in write-downs of equity investments during fiscal 2005.

Foreign exchange gain (loss) fluctuates as a result of changes in foreign currency denominated monetary assets and liabilities net of changes in foreign exchange forward hedge contracts.

Provision for Income Taxes

We have provided for income tax expense of $6.2 million, $75.0 million and $52.2 million for fiscal 2007, 2006 and 2005, respectively. Our effective income tax rates were 57.9, 34.4 and 26.4 percent for fiscal 2007, 2006 and 2005, respectively. Our effective income tax rate for fiscal 2007 differed from the U.S. federal statutory rate of 35 percent primarily due to the tax impact of FAS 123R, the impact of non-deductible in-process research and development related to the Fuego and Flashline acquisitions, and an increase in the valuation allowance, partially offset by benefits of lower taxed foreign earnings. Our effective income tax rate for fiscal 2006 differed from the U.S. federal statutory rate primarily due to the benefits of lower taxed foreign earnings and valuation allowance, partially offset by the expense of the distribution under the Jobs Act. Our effective tax rate for fiscal

2005 differed from the U.S. federal statutory rate primarily due to the benefit of low taxed foreign earnings, and benefits from the resolution of certain tax audits and the lapse of the statutes of limitations with respect to certain federal and foreign tax years.

The Provision for income taxes presented for 2006 and 2005 has been increased by approximately $2.3 million for 2006 and decreased by approximately $4.0 million for 2005, due to the tax effect of the restatement for stock compensation charges. See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K for additional details.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $218.0 million are realizable based on the “more likely than not” standard required for recognition. Accordingly, during fiscal 2007 we reduced the valuation allowance to recognize such net deferred assets. We intend to continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We expect to have the following impact on our financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities of $10 million. This will be reported as an adjustment to the opening balance of retained earnings. There may be an affect to the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

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

Net cash provided by operating activities was $204.4 million and $284.6 million for the years ended January 31, 2007 and 2006, respectively. The cash provided by operating activities was due to our net income adjusted by:

•

Non-cash charges of $222.3 million and $76.7 million for the years ended January 31, 2007 and 2006, respectively, primarily related to land impairment charges, the reclassification of excess tax benefits from exercise of stock options, stock based compensation and stock option modification expense, acquired intangibles amortization, deferred compensation amortization, depreciation, accretion on investment balances, and in-process research and development.

•

Non-cash charges for the year ended January 31, 2007 included $201.6 million of land impairment charges associated with the 40 acres of land located adjacent to our current headquarters in San Jose, CA., $61.7 million of depreciation and acquired intangible amortization expense, $59.0 million of stock based compensation and stock option modification expense, $9.4 million of deferred compensation amortization, and $4.4 million of write-offs of in-process research and development costs. Offsets included a reclassification to financing activities of $106.0 million from the cumulative excess tax benefits associated with stock option deductions in accordance with the implementation of FAS 123R and gains of $11.1 million related to sales of minority interest in equity investments. The reclassification of $106.0 million of excess tax benefits from stock option deductions was primarily the result of releasing valuation allowances on related deferred tax assets in the fourth quarter of fiscal 2007.

•

Non-cash charges for the year ended January 31, 2006 primarily included $38.1 million of depreciation and amortization expense, $20.7 million of stock based compensation expense, and $4.6 million of write-offs of in-process research and development costs. Offsets included $4.1 million of accumulated accretion on investment balances.

•

Changes in operating assets and liabilities resulted in a net decrease of $22.5 million and a net increase of $64.7 million for the year ended January 31, 2007 and 2006, respectively, which were generated in the normal course of business. These changes are highlighted as follows:

•

Net cash decreases during the year ended January 31, 2007 are primarily attributable to increases in deferred revenues of $68.0 million, increases in accounts payable and accrued liabilities of $47.8 million and a decrease in other current assets of $4.2 million. These were partially offset by increases in accounts receivable of $59.7 million, increases in deferred tax assets of $65.8 million, and a $16.9 million change in other working capital components (principally the non-cash effects of exchange rates on other working capital items).

•

Net cash increases during the year ended January 31, 2006 from changes in account balances was primarily attributable to increases in deferred revenues of $55.5 million, increases in accounts payable and accrued liabilities of $103.5 million. These were partially offset by increases in accounts receivable of $54.1 million and increases in other current and long-term assets of $47.4 million, due primarily to the increase in long-term deferred tax assets recorded in fiscal 2006.

Investing Activities

Net cash provided by (used in) investing activities for the year ended January 31, 2007 and 2006 was ($115.1) million and $191.5 million, respectively. Investing activities included purchases, sales and maturities of available-for-sale securities, capital expenditures, proceeds from the sale of minority equity investments, changes in restricted cash requirements and acquisitions.

•

Net cash used in investing activities for the year ended January 31, 2007 was primarily comprised of $129.9 million of cash used in payments for acquisitions, net of cash acquired and $26.4 million used in capital expenditures and proceeds from maturities and sales of available-for-sale investments of $570.9 million, partially offset by purchases of available-for-sale investments of $541.3 million.

•

Net cash used in investing activities for the year ended January 31, 2006 was primarily comprised of $211.5 million of cash used in payments for acquisitions, net of cash acquired and $20.7 million used in capital expenditures and proceeds from maturities and sales of available-for-sale investments of $964.1 million, partially offset by purchases of available-for-sale investments of $542.4 million.

Financing Activities

Net cash used in financing activities for the year ended January 31, 2007 and 2006 was $263.1 million and $216.9 million, respectively. Financing activities included repurchases and retirement of the short-term convertible subordinated notes, excess tax benefits from stock-based payment arrangements, net proceeds received for employee stock purchases, and purchases of treasury stock.

•	Net cash used in financing activities for the year ended January 31, 2007 was primarily comprised of the repurchase and retirement of our short-term convertible subordinated notes of $463.8 million,

partially offset by $94.7 million in net proceeds from employee stock purchases and $106.0 million in cumulative excess tax benefits from exercise of stock options that were reclassified as a financing activity from an operating activity under FAS 123R, which resulted from the release of valuation allowances on related deferred tax assets in the fourth quarter of fiscal 2007.

•

Net cash used in financing activities for the year ended January 31, 2006 was primarily comprised of treasury stock repurchases of $193.7 million and repurchase of convertible subordinated notes $83.8 million, partially offset by $60.5 million in net proceeds received for employee stock purchases.

Liquidity

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through January 31, 2008. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

	Fiscal 2007	Fiscal 2006	Percentage change fiscal 2007 vs. fiscal 2006
Cash and cash equivalents	$867,294	$1,017,772	(14.8)%
Short term investments	313,941	370,763	(15.3)
Long term investments	93,528	64,422	45.2

Total cash, cash equivalents and investments	1,274,763	1,452,957	(12.3)

Convertible subordinated notes	—	465,250	(100.0)

Credit Facility or long term debt facility	$215,000	$215,000	0%

Contractual Obligations

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 to repay in full and terminate the long term debt facility which was scheduled to mature in October 2008. The Credit Facility permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, subsequent to year-end, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Facility remains in effect.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of January 31, 2007. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

The Credit Facility requires the Company to comply with interest, leverage and liquidity covenants. It contains other standard affirmative and negative covenants and conditions of default. On September 11, 2006, the Company provided notice to the Administrative Agent and the lenders party to the Credit Facility that a default had occurred because the Company had not timely furnished certified financial statements. On October 6, 2006 and December 8, 2006, the Company was granted Waiver No. 1 and Waiver No. 2 that waived compliance by the Company with the requirements of the Credit Facility to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006 and October 31, 2006, respectively. Waiver No. 2 was granted from the date of Waiver No. 2 through the earlier to occur of (i) March 9, 2007, (ii) the date of delivery of the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which is in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver. See Note 20 to the Consolidated Financial Statements for waivers provided subsequent to year end.

In addition, pursuant to Waiver No. 2, the commitments of the lenders to make loans other than the $215 million borrowed to date, and of the issuing bank to issue, amend, renew or extend any letter of credit, is suspended until the date of delivery to the administrative agent and the lenders of the (i) ratification and reaffirmation of the Previous Financial Statements or modified or restated versions of the Previous Financial Statements which, in a reasonable opinion of the required lenders , do not materially adversely deviate from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (ii) the financial statements and compliance certificates for the quarters ended July 31, 2006 and October 31, 2006.

At January 31, 2007, the 4% Convertible Subordinated Notes (the “2006 Notes”) due December 15, 2006 had matured and were retired by the trustee in accordance with the Indenture. On September 25, 2006, the Company deposited $260.4 million as trust funds in trust with U.S. Bank National Association, as trustee under the Indenture governing the Company’s 4% Convertible Subordinated Notes due December 15, 2006 (the “2006 Notes”). In accordance with the Indenture, this deposit is an amount of cash sufficient to pay and discharge the entire indebtedness on the 2006 Notes for the principal and accrued interest to the date of maturity. Interest accrued for the Company on the deposited amount until the 2006 notes matured on December 15, 2006. On December 15, 2006, the 2006 Notes matured and the principal and the accrued interest were paid off with the trust funds deposited with the trustee under the Indenture governing the 2006 Notes.

In the first quarter of fiscal 2008, the Company entered into a Land Purchase and Sale Agreement (the “Land Agreement”) with Tishman Speyer Development Corporation (“Tishman”), pursuant to which the Company agreed to sell the San Jose Land to Tishman for $108.0 million. Under the terms of the Land Agreement, on February 27, 2007 Tishman delivered into escrow a non-refundable deposit in the amount of $15.0 million, and on March 29, 2007 the $93.0 million balance of the purchase price, in accordance with the terms and subject to typical conditions contained in the Land Agreement, including the delivery of deeds, title insurance and payment of closing costs. The purchase price net of the transaction costs was $106 million and resulted in a gain of approximately $1.0 due to the fact that the San Jose Land had been written down to a fair value of $105 million.

Also in the first quarter of fiscal 2008, the Company entered into a Purchase and Sale Agreement (the “Building Agreement”) with the The Sobrato Family Foundation and Sobrato-Sobrato Investments (collectively, “Sobrato”), pursuant to which the Company agreed to purchase a 17-story building and parking facilities located at 488 Almaden Boulevard, San Jose, California from Sobrato for $135.0 million. That facility is intended to be our new corporate headquarters. We delivered a $10 million deposit to Sobrato on March 1, 2007 and paid the $125.3 million balance of the purchase price on April 2, 2007, in accordance with the terms and subject to typical conditions contained in the Building Agreement, including the delivery of deeds, title insurance and payment of closing costs.

At January 31, 2007, the Company has utilized the majority of its net operating losses for U.S. tax reporting purposes. However, the Company will recognize a loss for tax purposes during the year ended January 31, 2008 on the sale of land that was held for its future headquarters. As a result, it is not anticipated that substantial cash payments for U.S. taxes will be required during the year.

Restricted cash represents collateral for our letters of credit. Short term restricted cash correlates with letters of credit that expire within one year.

The following table of contractual obligations as of January 31, 2007 is as follows (in thousands):

Contractual Obligations	Total payments due	Fiscal 2008	Fiscal 2009 and 2010	Fiscal 2011 and 2012	Fiscal 2013 and thereafter
Other obligations	$2,562	$2,445	$73	$44	$—
Notes payable	215,000	—	215,000	—	—
Operating leases	197,155	46,623	69,900	44,105	36,527
Capital lease	1,419	190	378	378	473

Total contractual obligations	$416,136	$49,258	$285,351	$44,527	$37,000

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In fiscal 2003, 6.9 million shares were repurchased at a total cost of approximately $42.1 million. In fiscal 2004, an additional 8.0 million shares were repurchased at a total cost of approximately $81.2 million. In fiscal 2005, 20.6 million shares were repurchased at a total cost of $161.3 million. In fiscal 2006, 22.5 million shares were repurchased at a total cost of $193.7 million. There were no shares repurchased in fiscal 2007, leaving approximately $121.7 million available for repurchase at January 31, 2007 under the Share Repurchase Program. An additional $500 million was approved by the Board of Directors in May 2007, resulting in a remaining $621.7 million available for repurchase under the Share Repurchase Program.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of January 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of January 31, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2016. Rent expense under operating leases for fiscal 2007, fiscal 2006, and fiscal 2005 was $44.8 million, $40.4 million and $38.7 million, respectively. Future minimum lease payments under our operating leases as of January 31, 2007 are detailed previously in the minimum contractual obligations table above.

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

The Company has a number of strategic partnerships that represent the indirect channel including, system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Fundamentally, partners either embed or do not embed our software into their own software products. Partners who embed our software are referred to as Embedded Independent Software Vendors (“ISVs”), and revenue is recognized upon delivery of our software assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as Resellers. Due to the particular risk of concessions with respect to transactions with resellers, the Company recognizes revenue once persuasive evidence of sell through to an end user is received and all other criteria have been met. The Company’s partner license agreements do not provide for rights of return.

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

Allowance for Doubtful Accounts. We make judgments as to our ability to collect outstanding receivables and record allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue and allowance charges associated with liquidity concerns are recorded as general and administrative expenses. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required; resulting in future operating losses that are not included in the allowance for doubtful accounts at January 31, 2007. To date, our actual losses have been within our expectations.

Income Taxes. Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $218.0 million are realizable based on the “more likely than not” standard required for recognition.

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

Facilities Consolidation Charges. In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2007. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of income in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2007, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $10.5 million, which exceeds the accrued balance at January 31, 2007 by $2.4 million.

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

We test goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill is tested for impairment in a two-step process. First, we determine if the carrying amount of our Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If we determine that such impairment could have occurred, we would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any.

Impairment of Long-Lived Assets. We are required to test certain of our long-lived assets for impairment under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”), whenever events or circumstances indicate that the value of the assets may be permanently impaired.

During the fourth quarter of fiscal 2007, we evaluated our facilities options and strategy with respect to our leased corporate headquarters in San Jose, California, whose leases expire in July 2008. Based on the results of this evaluation, we decided not to pursue developing the San Jose Land for use as our corporate headquarters. Accordingly, we concluded that we should test the San Jose Land for impairment in accordance with the guidance set forth in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets (“FAS 144”).

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

We performed the aforementioned test and concluded that the San Jose Land, which had previously been held as a long-lived asset, was impaired. We determined that the fair value of the San Jose Land was $105.0 million at January 31, 2007, therefore triggering a write-down due to impairment in fiscal 2007 of $201.6 million.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with FAS No. 123R. Under the provisions of FAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option –pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates for prior option grants. Information regarding the restatement, including ranges of possible additional stock-based compensation expense if other measurement dates had been selected for certain grants, is set forth in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 2, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

Contingencies and Litigation. We evaluate contingent liabilities including threatened or pending litigation in accordance with FAS No. 5, “Accounting for Contingencies” (“FAS 5”). We assess the likelihood of any adverse judgments or outcomes to a potential claim or legal proceeding, as well as potential ranges of probable losses, when the outcomes of the claims or proceedings are probable and reasonably estimable. A determination of the amount of accrued liabilities required, if any, for these contingencies is made after the analysis of each matter. Because of uncertainties related to these matters, we base our estimates on the information available at the time. As additional information becomes available, we reassess the potential liability related to its pending claims and litigation and may revise our estimates. Any revisions in the estimates of potential liabilities could have a material impact on our results of operations and financial position.

Related Party Transactions

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers who are also on our Board of Directors. The total revenues recognized by us from such customers in fiscal 2007, fiscal 2006 and fiscal 2005 were $ 1.7 million, $1.9 million and $1.1 million, respectively.

Effect of New Accounting Pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt this statement effective February 1, 2008. We do not believe the adoption of FAS157 will have a material impact on our consolidated financial position, results of operations and cash flows

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition.

FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We expect to have the following impact on our financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities of $10 million. This will be reported as an adjustment to the opening balance of retained earnings. There may be an affect to the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R.) FAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted effective February 1, 2007. FAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of FAS No. 158 effective February 1, 2009. Based upon our January 31, 2007 balance sheet and with insignificant foreign pension plan obligations, we do not expect the adoption of FAS No. 158 to have a material impact on our results of operations and financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that FAS 159 may have on our results of operations and financial position

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of fiscal year 2007. The adoption of SAB No. 108 has not had an impact on our results of operations or financial position.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009. The Company is currently evaluating the impact, if any, EITF 07-3 will have on its consolidated results of operations and financial condition.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 46.4 percent, 48.1 percent and 50.3 percent of total revenues in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in fiscal 2007, fiscal 2006, and fiscal 2005 with the exception of United Kingdom with $130.0 million or 10.8 percent of the total revenues in fiscal 2006 and $138.9 million or 12.9 percent of the total revenues in fiscal 2005. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. Based upon recent intercompany balance levels and exchange rate fluctuations, our intercompany gains or losses net of the associated forward exchange gains or losses, result in quarterly gain or loss fluctuations in other income and expense of up to approximately $0.2 million. At January 31, 2007, our transaction exposures amounted to $60.0 million and were offset by foreign currency forward contracts with a net notional amount of $18.8 million. Based on exposures at January 31, 2007, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $4.2 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $0.2 million, $1.4 million and $1.1 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of January 31, 2007 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at January 31, 2007 and the contracted rate. All of these forward contracts mature within 63 days or less as of January 31, 2007.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2007 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	(19,000)	AUD	14,860	USD	$(129)
Brazilian reals	(5,200)	BRL	2,393	USD	(9)
British pounds	(250)	GBP	490	USD	(1)
Chinese yuan	(10,300)	CNY	1,333	USD	50
Euros	(52,649)	EUR	68,241	USD	(1,483)
Indian rupee	(722,400)	INR	16,185	USD	141
Japanese yen	(1,250,000)	JPY	10,470	USD	(177)
Korean won	(48,400,000)	KRW	51,957	USD	(120)
Mexican peso	(79,000)	MXN	7,169	USD	(36)

					$(1,764)

Contract to Sell US $
Australian dollar	7,900	CNY	6,247	USD	$(15)
British Pounds	34,500	GBP	67,563	USD	270
Canadian dollar	17,900	CAD	15,340	USD	355
Chinese yuan	36,500	CNY	4,708	USD	(160)
Danish kroner	10,000	DKK	1,738	USD	38
Euro	40,220	EUR	52,128	USD	1,135
Indian rupee	378,700	INR	8,577	USD	(167)
Israeli shekel	5,000	ILS	1,188	USD	(26)
Korean won	24,200,000	KRW	25,711	USD	327
Mexican peso	47,000	MXN	4,303	USD	(17)
Singapore dollar	15,900	SGD	10,339	USD	(282)
Swedish krona	15,200	SEK	2,173	USD	46
Swiss franc	3,800	CHF	3,061	USD	112

					$1,616

Contract to Buy Euro €
British pounds	(25,650)	GBP	38,738	EUR	$870
Danish kroner	(10,000)	DKK	1,342	EUR	1
Norwegian krone	(6,000)	NOK	718	EUR	(24)
Swiss franc	(3,250)	CHF	2,019	EUR	(39)
Swedish krona	(17,500)	SEK	1,929	EUR	(1)

					$807

Contract to Sell Euro €
British pounds	11,400	GBP	17,270	EUR	$(457)

Total					$202

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term and long-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of January 31, 2007, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short and long-term investments was approximately 185 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio.

The following is a summary of the maturities of short-term investments as of January 31, 2007 (in thousands, except percentages):

	Expected maturity date
	2007	2008
U.S. treasury and agency securities	$73,844	$9,986
Weighted average yield	5.21%	5.3%
Corporate notes	$187,948	$16,977
Weighted average yield	5.31%	5.36%
Asset-backed securities	$7,809	$17,377
Weighted average yield	5.42%	5.30%

The following is a summary of the maturities of long-term investments as of January 31, 2007 (in thousands, except percentages):

Expected maturity date 2008
U.S. treasury and agency securities	$19,252
Weighted average yield	5.27%
Corporate notes	$64,111
Weighted average yield	5.47%
Asset-backed securities	$10,165
Weighted average yield	5.49%

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 5.8 percent as of January 31, 2007. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.2 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short and long-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $10.2 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BEA SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BEA Systems, Inc.

We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2007 and 2006 (as restated), and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years ended January 31, 2007, 2006 (as restated) and 2005 (as restated). Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc., at January 31, 2007 and 2006 (as restated), and the consolidated results of its operations and its cash flows for the years ended January 31, 2007, 2006 (as restated) and 2005 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on February 1, 2006, BEA Systems, Inc. adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”

As discussed in Note 2 to the consolidated financial statements, BEA Systems, Inc. has restated previously issued consolidated financial statements as of January 31, 2006 and for each of the two years in the period ended January 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BEA Systems, Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

November 12, 2007

BEA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2007	2006 As Restated(1)
ASSETS
Current Assets:
Cash and cash equivalents	$867,294	$1,017,772
Restricted cash	1,413	2,373
Short-term investments	313,941	370,763
Accounts receivable, net of allowance for doubtful accounts of $11,413 and $9,350 at January 31, 2007 and 2006, respectively	394,799	331,332
Deferred tax assets	56,767	28,396
Prepaid expenses and other current assets	46,126	52,093

Total current assets	1,680,340	1,802,729
Long-term investments	93,528	64,422
Property and equipment, net	144,471	343,389
Goodwill, net	233,998	138,235
Acquired intangible assets, net	67,959	78,502
Long-term restricted cash	2,372	2,644
Long-term deferred tax assets	166,027	28,987
Other long-term assets	10,147	9,335

Total assets	$2,398,842	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,521	$22,984
Accrued liabilities	93,507	97,123
Restructuring obligations	3,089	3,531
Accrued payroll and related liabilities	105,797	92,039
Accrued income taxes	120,156	83,105
Deferred revenue	449,282	379,123
Deferred tax liabilities	4,788	—
Convertible subordinated notes	—	465,250
Current portion of notes payable and other obligations	1,302	218

Total current liabilities	805,442	1,143,373
Deferred tax liabilities	—	1,283
Notes payable and other long-term obligations	228,790	227,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 456,238 shares issued and 398,295 shares outstanding at January 31, 2007 and 443,886 shares issued and 385,943 shares outstanding at January 31, 2006	456	444
Additional paid-in capital	1,902,657	1,667,577
Treasury stock, at cost—57,943 shares at January 31, 2007 and 2006	(478,249)	(478,249)
Accumulated deficit	(72,416)	(76,916)
Deferred compensation	—	(19,785)
Accumulated other comprehensive income	12,162	3,128

Total stockholders’ equity	1,364,610	1,096,199

Total liabilities and stockholders’ equity	$2,398,842	$2,468,243

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal year ended January 31,
	2007	2006 As Restated(1)	2005 As Restated(1)
Revenues:
License fees	$573,470	$511,549	$483,138
Services	828,879	688,296	596,956

Total revenues	1,402,349	1,199,845	1,080,094
Cost of revenues:
Cost of license fees	64,221	38,778	34,302
Cost of services	269,105	218,434	190,571

Total cost of revenues	333,326	257,212	224,873

Gross profit	1,069,023	942,633	855,221
Operating expenses:
Sales and marketing	524,970	437,769	398,676
Research and development	232,960	182,234	146,850
General and administrative	138,255	108,660	95,999
Restructuring charges	454	772	8,165
Acquisition-related in-process research and development	4,400	4,600	—
Impairment of land	201,615	—	—

Total operating expenses	1,102,654	734,035	649,690

Income (loss) from operations	(33,631)	208,598	205,531
Interest and other, net:
Interest expense	(22,623)	(32,072)	(29,984)
Net gain on retirement of convertible subordinated notes	818	667	—
Net gains (losses) on sale of equity investments	11,074	—	—
Interest income and other	55,048	40,994	22,338

Total interest and other, net	44,317	9,589	(7,646)

Income before provision for income taxes	10,686	218,187	197,885
Provision for income taxes	6,186	75,017	52,188

Net income	4,500	143,170	145,697
Other comprehensive income:
Foreign currency translation adjustments	7,104	(10,960)	6,872
Unrealized gain (loss) on available-for-sale investments, net of income taxes	1,930	1,675	(4,252)

Comprehensive income	$13,534	$133,885	$148,317

Net income per share:
Basic	$0.01	$0.37	$0.36

Diluted	$0.01	$0.36	$0.35

Shares used in computing net income per share:
Basic	394,100	389,050	405,768

Diluted	410,120	397,390	416,158

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock	Additional paid-in capital	Treasury stock	Accumulated deficit	Deferred compensation	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 31, 2004, as restated (1)	$408	$1,441,849	$(123,303)	$(365,783)	$(53,660)	$9,793	$909,304
Issuance of restricted common stock	1	8,595	—	—	(7,154)	—	1,442
Common stock issued under stock option and stock purchase plans	9	51,746	—	—	—	—	51,755
Stock repurchases	(21)	—	(161,248)	—	—	—	(161,269)
Deferred compensation in connection with the grant of discounted stock options	—	4,887	—	—	(4,887)	—	—
Stock-based compensation	—	(16,324)	—	—	41,230	—	24,906
Tax benefit on stock options	—	27,695	—	—	—	—	27,695
Net income	—	—	—	145,697	—	—	145,697
Foreign currency translation adjustment	—	—	—	—	—	6,872	6,872
Unrealized losses on available-for-sale investments	—	—	—	—	—	(4,252)	(4,252)

Balance at January 31, 2005, as restated (1)	397	1,518,448	(284,551)	(220,086)	(24,471)	12,413	1,002,150
Common stock issued under stock option and stock purchase plans	11	60,688	—	—		—	60,699
Stock repurchases	(14)	—	(193,648)	—	—	—	(193,662)
Reclassification of par value for purchases of treasury stock	50	—	(50)	—	—	—	—
Deferred compensation related to the issuance of stock options in connection with business acquisitions	—	3,312	—	—	(3,312)	—	—
Stock-based compensation	—	4,561	—	—	15,051	—	19,612
Deferred compensation in connection with the grant of discounted stock options	—	7,053	—	—	(7,053)	—	—
Tax benefit on stock options	—	67,889	—	—	—	—	67,889
Tax benefit on business acquisitions	—	3,267	—	—	—	—	3,267
Fair value of assumed stock options in business acquisitions	—	2,359	—	—	—	—	2,359
Net income	—	—	—	143,170	—	—	143,170
Foreign currency translation adjustment	—	—	—	—	—	(10,960)	(10,960)
Unrealized gains on available-for-sale investments, net of income taxes	—	—	—	—	—	1,675	1,675

Balance at January 31, 2006, as restated (1)	444	1,667,577	(478,249)	(76,916)	(19,785)	3,128	1,096,199
Common stock issued under stock option and stock purchase plans	12	94,346	—	—	—	—	94,358
Deferred compensation related to the issuance of stock options in connection with business acquisitions	—	1,673	—	—		—	1,673
Reclassification due to FAS 123(R) implementation	—	(19,785)	—	—	19,785	—	—
Tax benefit on stock options	—	94,285	—	—	—	—	94,285
Stock-based compensation	—	64,561	—	—	—	—	64,561
Net income	—	—	—	4,500	—	—	4,500
Foreign currency translation adjustment	—	—	—	—	—	7,104	7,104
Unrealized gains on available-for-sale investments, net of income taxes	—	—	—	—	—	1,930	1,930

Balance at January 31, 2007	$456	$1,902,657	$(478,249)	$(72,416)	$—	$12,162	$1,364,610

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31,
	2007	2006 As Restated(1)	2005 As Restated(1)
Operating activities:
Net income	$4,500	$143,170	$145,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,351	24,477	24,783
(Gain) loss on disposal of property and equipment	386	987	(170)
(Gain) loss on sales of minority investments	(11,074)	—	—
Amortization of stock based compensation expense	68,421	20,697	26,580
Amortization and impairment charges related to acquired intangible assets	38,350	13,627	9,334
Impairment of land	201,615	—	—
Excess tax benefit from exercise of stock options	(106,002)	—	—
Facilities consolidation	454	772	7,414
Net gain on retirement of convertible subordinated notes	(818)	(667)	—
Other	7,643	16,833	14,748
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	(59,655)	(54,081)	7,928
Other current assets	4,185	(6,998)	(11,719)
Other long-term assets	(65,811)	(40,355)	(687)
Accounts payable	4,639	1,790	56
Accrued liabilities	43,131	101,734	12,562
Deferred revenue	67,987	55,512	40,375
Other	(16,934)	7,120	(9,432)

Net cash provided by operating activities	204,368	284,618	267,469

Investing activities:
Purchases of property and equipment	(26,384)	(20,679)	(10,046)
Payments for acquisitions, net of cash acquired	(129,872)	(211,500)	(9,562)
Proceeds received from sale of minority investment	11,610	—	—
Repayment of note from Executives and Officers	—	907	450
Purchases of available-for-sale short-term investments	(541,346)	(542,435)	(915,195)
Proceeds from maturities of available-for-sale short-term investments	194,695	522,801	303,975
Proceeds from sales of available-for-sale short-term investments	376,226	441,345	548,736
Other	—	1,015	(28)

Net cash provided by (used in) investing activities	(115,071)	191,454	(81,670)

Financing activities:
Payment and repurchase of convertible subordinated notes	(463,812)	(83,791)	—
Excess tax benefit from exercise of stock	106,002	—	—
Increase in notes payable	—	—	215,000
Repayment of long-term debt related to land lease	—	—	(210,409)
Proceeds from issuance of common stock, net of issuance costs	94,692	60,520	51,662
Purchases of treasury stock	—	(193,663)	(161,269)

Net cash used in financing activities	(263,118)	(216,934)	(105,016)

Net increase in cash and cash equivalents	(173,821)	259,138	80,783
Effect of foreign exchange rate changes on cash	23,343	(19,120)	13,242
Cash and cash equivalents at beginning of year	1,017,772	777,754	683,729

Cash and cash equivalents at end of year	$867,294	$1,017,772	$777,754

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

See accompanying notes

BEA SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Significant Accounting Policies

Description of business

BEA Systems, Inc. (referred herein as “we”, “us”, “BEA” or the “Company”) is a provider of application infrastructure software and related services that help companies of all sizes build distributed systems that extend investments in existing computer systems and provide the foundation for running an integrated business. BEA’s customers use BEA products as a deployment platform for Internet-based applications, including packaged applications, and as a means for robust enterprise application integration among mainframe, client/server and Internet-based applications. Our revenues are derived from a single group of similar and related products and services.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and all subsidiaries. Intercompany accounts and transactions have been eliminated. The operating results of businesses acquired and accounted for as a purchase are included from the date of their acquisition.

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

We have an accounting exposure to foreign exchange rate volatility primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts, which are recorded at fair value based on current exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest income and other, net and generally offset the corresponding foreign exchange gains and losses from the foreign currency denominated assets and liabilities. Net losses resulting from these foreign currency transactions were approximately $0.2 million, $1.4 million and $1.1 million in the fiscal years ended January 31, 2007, 2006 and 2005, respectively.

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

b) available for sale securities and forward foreign exchange contracts are recorded based on quoted market prices

c) notes payable and other long term obligations are recorded at their fair value which approximates their carrying value at the balance sheet date

d) convertible subordinated notes are recorded at their carrying value and also disclosed at their fair market value

Cash equivalents and investments

Cash equivalents consist of highly liquid investments, including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

Short-term and long-term investments consist principally of corporate debt securities and U.S. Agencies with remaining time to maturity of two years or less. Floating and auction rate securities are considered short-term investments due to their reset feature which is generally seven, twenty eight or thirty five days. The Company considers investments with remaining time to maturity greater than one year and in a loss position at the balance sheet date to be classified as long-term as it expects to hold them to recovery which may be at maturity. The Company considers all other investments with remaining time to maturity greater than one year but less than two years to be short-term investments. The short-term investments are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income and other, net. The cost of securities sold is based on the specific identification method.

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue, and the allowance charges associated with liquidity concerns are recorded as general and administrative expenses. These estimates are based on multiple sources of information including: assessing the credit worthiness of the Company’s customers, the Company’s historical collection experience, collection experience within the Company’s industry, industry and geographic concentrations of credit risk, and current economic trends.

The accounts receivable aging is reviewed on a regular basis and write-offs occur on a case by case basis net of any amounts that may be collected.

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments in debt securities and trade receivables. In accordance with the Company’s Investment Policy, we invest the cash, cash equivalents and short and long-term investments in corporate bonds rated A or higher, U.S. Treasuries and Agencies and money market instruments rated A-1/P-1. In addition, the Company limits the amount invested with any one type of security and issuer.

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

No customer accounted for more than 10 percent of total revenues in fiscal 2007, fiscal 2006 or fiscal 2005. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2007, or 2006. No individual country outside of the United States had revenues greater than 10 percent of total revenues in fiscal 2007. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2006 and 2005 was the United Kingdom with 10.8 percent or $130.0 million and 12.9 percent or $138.9 million, respectively.

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

Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, and significant industry or economic trends. If the Company determines that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above indicators, the Company determines the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset.

As disclosed in Note 4—Property and Equipment, during fiscal 2007, we determined that the San Jose Land was impaired and that its fair value was $105.0 million as of January 31, 2007. Therefore, the Company recorded a write-down of $201.6 million.

During fiscal 2005, certain intangible assets were impaired and written down by approximately $1.1 million as disclosed in Note 6—Goodwill and Acquired Intangible Assets. The $1.1 million was recorded as part of cost of license fees.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identified intangible assets acquired in business combinations. Goodwill is not amortized but is evaluated at least annually for impairment or when a change in facts and circumstances indicate that the fair value of the goodwill may be below its carrying value.

The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any. The Company completed this test in the fourth quarters of fiscal 2007, 2006 and 2005 and no impairment loss was recognized upon completion of the tests.

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

Deferred revenue

The following table sets forth the components of deferred revenue (in thousands):

	January 31
	2007	2006
License fees	$13,797	$16,133
Services	435,485	362,990

Total deferred revenue	$449,282	$379,123

Deferred services revenue includes customer support, consulting and education. The balance of deferred services revenue is predominantly comprised of deferred customer support revenues. Deferred customer support revenues are recognized ratably over the term of the contract. Deferred license and consulting revenues are normally a result of revenue recognition requirements and are recognized upon satisfaction of the revenue recognition criteria.

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

Stock-based compensation

On February 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123R”) which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors including employee stock options, restricted stock units (“RSUs”) and purchases under the Company’s Employee Stock Purchase Plan based on estimated fair values. FAS 123R supersedes the previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“FAS 123”), for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to FAS 123R. The Company has applied the provisions of SAB 107 in conjunction with its adoption of FAS 123R.

The Company adopted FAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the year ended January 31, 2007 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for periods prior to fiscal 2007 have not been restated to reflect, and do not include, the impact of FAS 123R.

FAS 123R requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options under FAS 123R, consistent with that used for pro forma disclosures under FAS 123. The fair value of an RSU is equivalent to the market price of the Company’s common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s Consolidated Statement of Income.

Stock-based compensation expense recognized in the Company’s consolidated statement of income for the year ended January 31, 2007 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123R. The straight-line single option approach is the Company’s accounting policy for amortizing the fair value of stock-based compensation. Compensation expense for all expected-to-vest stock-based awards is recognized on a straight-line basis provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s stock-based compensation expense required under APB 25 and the pro forma information required under FAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

Prior to the adoption of FAS 123R, stock-based compensation expense was recognized in the Company’s consolidated statement of income under the provisions of APB 25. In accordance with APB 25, no compensation expense was required for the employee stock purchases under the Company’s Employee Stock Purchase Plan. Pre-tax stock-based compensation expense of $20.7 million and $26.6 million for the fiscal years ended 2006 and 2005, respectively, was related to employee stock-based awards and stock options assumed from acquisitions. As a result of adopting FAS 123R, pre-tax stock-based compensation expense recorded for fiscal 2007 was $68.4 million, or $54.4 million higher than which would have been reported had the Company continued to account for stock-based compensation under APB 25. Net income for fiscal 2007 was approximately $39.9 million lower than that which would have been reported had the Company continued to account for stock-based compensation under APB 25. Unamortized deferred compensation associated with stock options assumed from past acquisitions and employee stock-based awards of $19.8 million has been reclassified to additional paid-in capital in the Company’s consolidated balance sheet upon the adoption of FAS 123R on February 1, 2006. Additional information is discussed in Note 2, “Restatement of Consolidated Financial Statements,” and Note 13, “Employee Benefit Plans and Stock-Based Compensation.”

In accordance with FAS 123R, the Company has presented as financing cash flows the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options beginning in fiscal 2007. Tax benefits from employee stock plans of $106.0 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for fiscal 2007. Prior to the adoption of FAS 123R, tax benefits from employee stock plans were presented as operating cash flows. Additionally, In accordance with FAS 123R, FAS No. 109, “Accounting for Income Taxes” (“FAS 109”), and EITF Topic D-32, “Intra-period Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

The following table summarizes the pro forma net income and earnings per share, net of related tax effect, had the Company applied the fair value recognition provisions of FAS 123 to employee stock benefits (in millions, except per share amounts):

	Twelve months ended January 31, 2006 As Restated(1)	Twelve months ended January 31, 2005 As Restated(1)
Net income as restated	$143,170	$145,697
Add back:
Stock-based employee compensation expense included in restated net income, net of tax	15,833	20,334
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of tax	(85,881)	(107,485)

Pro forma net income	$73,122	$58,546

Basic net income per share as reported	$0.37	$0.36

Diluted net income per share as reported	$0.36	$0.35

Pro forma basic net income per share	$0.19	$0.14

Pro forma diluted net income per share	$0.18	$0.14

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” to Consolidated Financial Statements.

Segment information

The Company operates in one operating segment, application infrastructure software and related services. The Company’s chief executive officer and chief financial officer evaluate the performance of the Company based upon total revenues by geographic region as disclosed in Note 16—Geographic Information and Revenue by Type of Product or Service, as well as, based on our consolidated statement of income which includes revenues and gross margins for license and services revenue and operating expenses by functional area.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $4.7 million, $2.2 million and $2.6 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

Facilities Consolidation Charges

In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2007. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of income in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2007, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $10.5 million, which exceeds the accrued balance at January 31, 2007 by $2.4 million.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $218.0 million are realizable based on the “more likely than not” standard required for recognition. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

Projects funded by third parties

The Company has entered into product development agreements with third parties to develop ports and integration tools and to co-develop products. The Company has one agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in BEA’s operating expenses. During fiscal 2007, BEA received approximately $4.4 million of third party funding which was used to offset research and development expense. During fiscal 2006, BEA received approximately $10.3 million of third party funding, which was used to offset $9.7 million of research and development expenses and $0.6 million of marketing expenses. During fiscal 2005, BEA received approximately $10.5 million of third party funding, which was used to offset $9.5 million of research and development expenses and $1.0 million of marketing expenses.

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

Effect of new accounting pronouncements

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt this statement effective February 1, 2008. We do not believe the adoption of FAS 157 will have a material impact on our consolidated financial position, results of operations and cash flows

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. We expect to have the following impact on our financial position and results of operations. Upon initial adoption, the expected cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities of $10 million. This will be reported as an adjustment to the opening balance of retained earnings. There may be an increase in the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R). FAS No. 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we expect to adopt effective February 1, 2007. FAS No. 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of FAS No. 158 effective February 1, 2009. Based upon our January 31, 2007 balance sheet and with insignificant foreign pension plan obligations, we do not expect the adoption of FAS No. 158 to have a material impact on our results of operations and financial position.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We adopted SAB No. 108 in the first quarter of fiscal year 2007. The adoption of SAB No. 108 has not had an impact on our results of operations or financial position.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009. The adoption of EITF 07-3 is not expected to have an impact on our results of operations or financial position.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. FAS 157 is required to be adopted by the Company in the first quarter of fiscal 2008. The Company is currently assessing the impact, if any, that FAS 157 will have on its consolidated results of operations and financial position.

2. Restatement of Consolidated Financial Statements

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
			(Amounts in thousands)
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

Although the Company’s stock administration function implemented the appropriate NIC tax withholding upon exercise of a U.K. employee’s stock options subject to the tax transfer, the Company’s local payroll department mistakenly reimbursed the withheld amount to each employee in a subsequent payroll cycle. The Company continued this practice through August 22, 2006. The Company has concluded that, per EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB

Interpretation No. 44 (“EITF 00-23”), because the Company in substance provided the employee with a cash bonus tied to the intrinsic value of the options upon exercise, the exercise price of these options was not fixed, and the Company must apply variable accounting to each stock option granted to employees in the U.K. in the period in which the Company maintained this practice. Accordingly, 1,413 grants totaling 5.0 million stock options granted from May 1, 2001 through January 31, 2006 were subject to variable accounting. The Company has recognized net incremental stock-based compensation expense of $4.3 million, net of forfeitures and adjustments to remeasure the award at intrinsic value on a pre-tax basis, through January 31, 2006.

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

In the third circumstance, there was one instance of a change in status of a Section 16 officer from a Director to a consultant. Upon a change of status to a consultant, compensation expense must be measured pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, relating to options that vest during the consulting period. The Company previously did not do this measurement. The Company has recognized incremental stock-based compensation expense associated with this change of status of $1.3 million, net of forfeitures, on a pre-tax basis in the period of the change in status.

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

The Company concluded that the expense associated with discharging its employees’ 409A exposure for all periods through December 31, 2006 should be reflected in the Company’s fiscal Q1 of 2008 financial statements since that is the period in which the Company made the decision to assume these obligations. The Company accrued $4.9 million on a pre-tax basis in the first quarter of fiscal 2008 in estimation of the amount of these obligations.

In addition, the Company intends to provide its employees with the opportunity to remedy their outstanding stock options that are subject to potential penalties under 409A. The resulting financial impact will be reflected in the period in which the remedial action is finalized.

Purchase Accounting

Over the periods affected by the additional stock-based compensation expense, the Company made several business and asset acquisitions for which net deferred tax liabilities (“DTLs”) were recorded in purchase accounting for taxable temporary differences acquired and/or recorded in the purchase accounting. In connection with these acquisitions the Company was required to reduce its valuation allowance based on the DTLs recorded in the purchase accounting as they provided a source of future taxable income to recognize certain of the Company’s deferred tax assets. Prior to the restatement, these reductions in the valuation allowance related entirely to excess stock option tax benefits and therefore they were accounted for with a credit directly to equity consistent with FAS No. 109, Accounting for Income Taxes (“FAS 109”), paragraphs 36(e) and 37.

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

Summary of Stock-Based Compensation Adjustments and Related Issues

The summary of the incremental stock-based compensation after considering forfeitures and related issues on a pre-tax and after-tax basis for the fiscal years ended January 31, 1998 through January 31, 2006 from the review is as follows (in thousands):

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense (Income)
1998	$827	$827
1999	2,983	2,983
2000	29,754	29,754
2001	185,125	159,272
2002	109,399	100,347
2003	66,623	42,961
2004	42,701	10,638

Subtotal	437,412	346,782
2005	(10,662)	(14,641)
2006	(2,762)	(427)

Total	$423,988	$331,714

The following table presents the effect of the related adjustments on the pro forma calculation of the net income and income per share for the years ended January 31, 2006 and 2005, respectively (in thousands, except per share amounts):

	Year ended January 31, 2006			Year ended January 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Net income as reported	$142,743	$427	$143,170	$131,056	$14,641	$145,697
Add back:
Stock-based employee compensation included in reported net income	8,092	7,741	15,833	7,520	12,814	20,334
Less:
Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax	(75,101)	(10,780)	(85,881)	(129,420)	21,935	(107,485)

Pro forma net income	$75,734	$(2,612)	$73,122	$9,156	$49,390	$58,546

Basic net income per share as reported	$0.37	—	$0.37	$0.32	$0.04	$0.36

Diluted net income per share as reported	$0.36	—	$0.36	$0.32	$0.03	$0.35

Pro forma basic net income per share	$0.19	$—	$0.19	$0.02	$0.12	$0.14

Pro forma diluted net income per share	$0.19	$(0.01)	$0.18	$0.02	$0.12	$0.14

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

Effects of Restatement Adjustments

The following table presents the effects of the restatement adjustments upon the Company’s previously reported consolidated statements of income (in thousands):

	Fiscal year ended January 31, 2006			Fiscal year ended January 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
License fees	$511,549	$—	$511,549	$483,138	$—	$483,138
Services	688,296	—	688,296	596,956	—	596,956

Total revenues	1,199,845	—	1,199,845	1,080,094	—	1,080,094

Cost of revenues:
Cost of license fees	39,946	(1,168)	38,778	39,118	(4,816)	34,302
Cost of services	218,496	(62)	218,434	193,549	(2,978)	190,571

Total cost of revenues	258,442	(1,230)	257,212	232,667	(7,794)	224,873

Gross profit	941,403	1,230	942,633	847,427	7,794	855,221
Operating expenses:
Sales and marketing	440,494	(2,725)	437,769	406,601	(7,925)	398,676
Research and development	182,251	(17)	182,234	146,559	291	146,850
General and administrative	107,450	1,210	108,660	91,233	4,766	95,999
Restructuring charges	772	—	772	8,165	—	8,165
Acquisition-related in-process research and development	4,600	—	4,600	—	—	—

Total operating expenses	735,567	(1,532)	734,035	652,558	(2,868)	649,690

Income from operations	205,836	2,762	208,598	194,869	10,662	205,531
Interest and other, net:
Interest expense	(32,072)	—	(32,072)	(29,984)	—	(29,984)
Net gain on retirement of convertible subordinated notes	667	—	667	—	—	—
Interest income and other, net	40,994	—	40,994	22,338	—	22,338

Total interest and other, net	9,589	—	9,589	(7,646)	—	(7,646)

Income before provision for income taxes	215,425	2,762	218,187	187,223	10,662	197,885
Provision for income taxes	72,682	2,335	75,017	56,167	(3,979)	52,188

Net income	142,743	427	143,170	131,056	14,641	145,697
Other comprehensive income:
Foreign currency translation adjustments	(10,960)	—	(10,960)	6,872	—	6,872
Unrealized gain (loss) on available-for-sale investments, net of income taxes	1,675	—	1,675	(4,252)	—	(4,252)

Comprehensive income	$133,458	$427	$133,885	$133,676	$14,641	$148,317

Net income per share:
Basic	$0.37	—	$0.37	$0.32	$0.04	$0.36

Diluted	$0.36	—	$0.36	$0.32	$0.03	$0.35

Shares used in computing net income per share:
Basic	389,050	—	389,050	405,768	—	405,768

Diluted	397,850	(460)	397,390	415,873	285	416,158

The following tables present the effect of the restatement adjustments upon the Company’s previously reported consolidated balance sheets (in thousands):

	January 31, 2006
	As Reported	Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$—	$1,017,772
Restricted cash	2,373	—	2,373
Short-term investments	370,763	—	370,763
Accounts receivable, net of allowance for doubtful accounts of $9,350	331,332	—	331,332
Deferred tax asset	28,396	—	28,396
Prepaid expenses and other current assets	52,093	—	52,093

Total current assets	1,802,729	—	1,802,729
Long-term investments	64,422	—	64,422
Property and equipment, net	343,389	—	343,389
Goodwill, net	145,523	(7,288)	138,235
Acquired intangible assets, net	78,502	—	78,502
Long-term restricted cash	2,644	—	2,644
Long-term deferred tax asset	28,987	—	28,987
Other long-term assets	9,335	—	9,335

Total assets	$2,475,531	$(7,288)	$2,468,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$—	$22,984
Accrued liabilities	91,244	5,879	97,123
Restructuring Obligations	3,531	—	3,531
Accrued payroll and related liabilities	92,039	—	92,039
Accrued income taxes	82,234	871	83,105
Deferred revenue	379,123	—	379,123
Convertible subordinated notes	465,250	—	465,250
Current portion of notes payable and other obligations	218	—	218

Total current liabilities	1,136,623	6,750	1,143,373
Deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,388	—	227,388
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 443,886 shares issued and 385,943 shares outstanding	444	—	444
Additional paid-in capital	1,341,577	326,000	1,667,577
Treasury stock, at cost—57,943 shares	(478,249)	—	(478,249)
Accumulated deficit	254,798	(331,714)	(76,916)
Deferred compensation	(11,461)	(8,324)	(19,785)
Accumulated other comprehensive income	3,128	—	3,128

Total stockholders’ equity	1,110,237	(14,038)	1,096,199

Total liabilities and stockholders’ equity	$2,475,531	$(7,288)	$2,468,243

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31, 2006
	As previously reported	Adjustments	As Restated
Operating activities:
Net income	$142,743	$427	$143,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,477	—	24,477
(Gain) loss on disposal of property and equipment	987	—	987
Amortization of stock based compensation expense	7,481	13,216	20,697
Amortization and impairment charges related to acquired intangible assets	14,067	(440)	13,627
Facilities consolidation	772	—	772
Net gain on retirement of convertible subordinated notes	(667)	—	(667)
Other	17,443	(610)	16,833
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	(54,081)	—	(54,081)
Other current assets	(6,998)	—	(6,998)
Other long-term assets	(38,024)	(2,331)	(40,355)
Accounts payable	1,790	—	1,790
Accrued liabilities	111,996	(10,262)	101,734
Deferred revenue	55,512	—	55,512
Other	7,120	—	7,120

Net cash provided by operating activities	284,618	—	284,618
Investing activities:
Purchases of property and equipment	(20,679)	—	(20,679)
Payments for acquisitions, net of cash acquired	(211,500)	—	(211,500)
Repayment of note from Executives and Officers	907	—	907
Purchases of available-for-sale short-term investments	(542,435)	—	(542,435)
Proceeds from maturities of available-for-sale short-term investments	522,801	—	522,801
Proceeds from sales of available-for-sale short-term investments	441,345	—	441,345
Other	1,015	—	1,015

Net cash provided by (used in) investing activities	191,454	—	191,454
Financing activities:
Repurchase of short-term convertible subordinated notes	(83,791)	—	(83,791)
Increase in notes payable	—	—	—
Repayment of long-term debt related to land lease	—	—	—
Proceeds from issuance of common stock, net of issuance costs	60,520	—	60,520
Purchases of treasury stock	(193,663)	—	(193,663)

Net cash used in financing activities	(216,934)	—	(216,934)

Net increase in cash and cash equivalents	259,138	—	259,138
Effect of foreign exchange rate changes on cash	(19,120)	—	(19,120)
Cash and cash equivalents at beginning of year	777,754		777,754

Cash and cash equivalents at end of year	$1,017,772	$—	$1,017,772

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31, 2005
	As previously reported	Adjustments	As Restated
Operating activities:
Net income	$131,056	$14,641	$145,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,783	—	24,783
(Gain) loss on disposal of property and equipment	(170)	—	(170)
Stock based compensation expense	7,115	19,465	26,580
Amortization and impairment charges related to acquired intangible assets	13,897	(4,563)	9,334
Facilities consolidation	7,414	—	7,414
Other	14,981	(233)	14,748
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	7,928	—	7,928
Other current assets	(11,719)	—	(11,719)
Other long-term assets	(687)	—	(687)
Accounts payable	56	—	56
Accrued liabilities	41,872	(29,310)	12,562
Deferred revenue	40,375	—	40,375
Other	(9,432)	—	(9,432)

Net cash provided by operating activities	267,469	—	267,469
Investing activities:
Purchases of property and equipment	(10,046)	—	(10,046)
Payments for acquisitions, net of cash acquired	(9,562)	—	(9,562)
Repayment of note from Executives and Officers	450	—	450
Purchases of available-for-sale short-term investments	(915,195)	—	(915,195)
Proceeds from maturities of available-for-sale short-term investments	303,975	—	303,975
Proceeds from sales of available-for-sale short-term investments	548,736	—	548,736
Other	(28)	—	(28)

Net cash provided by (used in) investing activities	(81,670)	—	(81,670)
Financing activities:
Increase in notes payable	215,000	—	215,000
Repayment of long-term debt related to land lease	(210,409)	—	(210,409)
Proceeds from issuance of common stock, net of issuance costs	51,662	—	51,662
Purchases of treasury stock	(161,269)	—	(161,269)

Net cash used in financing activities	(105,016)	—	(105,016)

Net increase in cash and cash equivalents	80,783	—	80,783
Effect of foreign exchange rate changes on cash	13,242	—	13,242
Cash and cash equivalents at beginning of year	683,729	—	683,729

Cash and cash equivalents at end of year	$777,754	$—	$777,754

3. Financial Instruments

The carrying amounts and estimated fair value of cash and cash equivalents, short and long-term investments, and marketable securities consisted of the following as of January 31, 2007 and 2006 (in thousands):

	January 31, 2007			January 31, 2006
	Amortized cost	Unrealized losses	Carrying value and fair value	Amortized cost	Unrealized losses	Carrying value and fair value
Financial assets:
Cash and cash equivalents:
Cash	$489,090	$—	$489,090	$276,644	$—	$276,644
Money market funds	315,440	—	315,440	731,745	—	731,745
Corporate notes	59,299	—	59,299	3,586	—	3,586
U.S. treasury and agency securities	3,465	—	3,465	5,797	—	5,797

	$867,294	$—	$867,294	$1,017,772	$—	$1,017,772

Restricted cash(1):
Short term	$1,413	$—	$1,413	$2,373	$—	$2,373
Long term	2,372	—	2,372	2,644	—	2,644

	$3,785	$—	$3,785	$5,017	$—	$5,017

Short-term investments:
U.S. treasury and agency securities	$83,917	$(87)	$83,830	$148,699	$(742)	$147,957
Municipal securities	—	—	—	17,750	(58)	17,692
Corporate notes	205,026	(101)	204,925	195,049	(874)	194,175
Asset-backed securities	25,154	32	25,186	10,940	(1)	10,939

	$314,097	$(156)	$313,941	$372,438	$(1,675)	$370,763

Long-term investments:
U.S. treasury and agency securities	$19,287	$(35)	$19,252	$28,776	$(276)	$28,500
Municipal securities	—	—	—	—	—	—
Corporate notes	64,289	(178)	64,111	31,534	(337)	31,197
Asset-backed securities	10,169	(4)	10,165	4,739	(14)	4,725

	$93,745	$(217)	$93,528	$65,049	$(627)	$64,422

	January 31, 2007		January 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Notes payable and other long-term obligations (including current portion)	$230,092	$230,092	$227,606	$227,606
Convertible subordinated notes	$—	$—	$465,250	$458,271

(1)	Restricted cash represents collateral for our letters of credit. Short term restricted cash represents letters of credit that expire within one year.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2007 (in thousands, except number of securities):

	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. treasury and agency securities	$55,009	$(55)	$28,718	$(82)	$83,727	$(137)
Corporate notes	128,954	(257)	24,464	(59)	153,418	(316)
Asset-backed securities	14,618	(4)	—	—	14,618	(4)

Total	$198,581	$(316)	$53,182	$(141)	$251,763	$(457)

Number of securities with an unrealized loss		104		26

Each of the securities in the above table have investment grade ratings and are in an unrealized loss position due solely to interest rate changes, sector credit rating changes or company-specific rating changes. The Company expects to receive the full principal and interest on these securities. The Company considers investments with a remaining time to maturity greater than one year and in a loss position at the balance sheet date to be classified as long-term as the Company expects and has the ability to hold them to recovery, which may be at maturity.

The following is a summary of the maturities of short-term investments as of January 31, 2007 (in thousands, except percentages):

	Expected maturity date
	2007	2008
U.S. treasury and agency securities	$73,844	$9,986
Weighted average yield	5.21%	5.3%
Corporate notes	$187,948	$16,977
Weighted average yield	5.31%	5.36%
Asset-backed securities	$7,809	$17,377
Weighted average yield	5.42%	5.30%

The following is a summary of the maturities of long-term investments as of January 31, 2007 (in thousands, except percentages):

Expected maturity date 2008

U.S. treasury and agency securities	$19,252
Weighted average yield	5.27%
Corporate notes	$64,111
Weighted average yield	5.47%
Asset-backed securities	$10,165
Weighted average yield	5.49%

In the table above we have reflected the duration of auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days. The underlying security in these investments has a final maturity extending 15-30 years or more. If we were to reflect these investments based on maturity date, rather than reset date, these investments would be classified as long term, with the furthest maturity date extending to October 2010.

Foreign Currency Contracts

The Company enters into forward foreign currency contracts to reduce its exposure to the effect of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities that are not recorded in the functional currency of the entity which has the foreign currency exposure. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. At January 31, 2007, these contracts are recorded as part of accrued liabilities on the balance sheet. At January 31, 2007 and 2006, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $458.3 million and $542.9 million, respectively. All of the Company’s forward foreign currency contracts have original maturities of 63 days or less.

Our outstanding forward contracts as of January 31, 2007 are presented in the table below. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 63 days or less as of January 31, 2007.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2007 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	(19,000)	AUD	14,860	USD	$(129)
Brazilian reals	(5,200)	BRL	2,393	USD	(9)
British pounds	(250)	GBP	490	USD	(1)
Chinese yuan	(10,300)	CNY	1,333	USD	50
Euros	(52,649)	EUR	68,241	USD	(1,483)
Indian rupee	(722,400)	INR	16,185	USD	141
Japanese yen	(1,250,000)	JPY	10,470	USD	(177)
Korean won	(48,400,000)	KRW	51,957	USD	(120)
Mexican peso	(79,000)	MXN	7,169	USD	(36)

					$(1,764)

Contract to Sell US $
Australian dollar	7,900	CNY	6,247	USD	$(15)
British Pounds	34,500	GBP	67,563	USD	270
Canadian dollar	17,900	CAD	15,340	USD	355
Chinese yuan	36,500	CNY	4,708	USD	(160)
Danish kroner	10,000	DKK	1,738	USD	38
Euro	40,220	EUR	52,128	USD	1,135
Indian rupee	378,700	INR	8,577	USD	(167)
Israeli shekel	5,000	ILS	1,188	USD	(26)
Korean won	24,200,000	KRW	25,711	USD	327
Mexican peso	47,000	MXN	4,303	USD	(17)
Singapore dollar	15,900	SGD	10,339	USD	(282)
Swedish krona	15,200	SEK	2,173	USD	46
Swiss franc	3,800	CHF	3,061	USD	112

					$1,616

	Local currency contract amount		Contract amount		Fair market value at January 31, 2007 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy Euro €
British pounds	(25,650)	GBP	38,738	EUR	$870
Danish kroner	(10,000)	DKK	1,342	EUR	1
Norwegian krone	(6,000)	NOK	718	EUR	(24)
Swiss franc	(3,250)	CHF	2,019	EUR	(39)
Swedish krona	(17,500)	SEK	1,929	EUR	(1)

					$807

Contract to Sell Euro €
British pounds	11,400	GBP	17,270	EUR	$(457)

Total					$202

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2007	2006
Land	$105,016	$306,629
Computer hardware and software	108,655	96,284
Furniture and equipment	39,404	35,940
Leasehold improvements	53,158	43,582
Furniture and equipment under capital leases	3,153	3,164

	309,386	485,599
Accumulated depreciation and amortization	(164,915)	(142,210)

Total property and equipment, net	$144,471	$343,389

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $1.2 and $0.7 million at January 31, 2007 and January 31, 2006, respectively. The remaining balance of furniture and equipment under capital lease was fully depreciated in prior years.

During the fourth quarter of fiscal 2007, we evaluated our facilities options and strategy with respect to our leased corporate headquarters in San Jose, California, whose leases expire in July 2008. Based on the results of this evaluation, we concluded that it was unlikely that we would occupy the land, and therefore we evaluated it for impairment.

As of January 31, 2007, we determined that there was a more likely than not chance that the San Jose Land would be disposed of within the next 12 months. We completed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded that a $201.6 million write-down of the San Jose Land was required, reducing the value of the San Jose land to a new carrying value of $105.0 million. The fair value of $105.0 million was determined based on quoted market prices for a similar asset. The San Jose Land was subsequently sold in the first quarter of fiscal 2008 for $106.0 million, net of transaction costs. See Note 20, “Subsequent Events” for a discussion regarding the sale of the land.

5. Business Combinations

Fiscal 2007 acquisitions

Flashline, Inc.

On August 22, 2006, the Company paid cash consideration to acquire all the outstanding shares of Flashline, Inc., a privately-held software company headquartered in Cleveland, Ohio. Flashline is a metadata repository that provides enterprise-wide visibility into an organization’s software assets to help reduce IT costs and improve business agility. The enterprise metadata repository capabilities of Flashline together with UDDI service registry and the BEA AquaLogic Service Registry provide a complete metadata management solution. Collectively, they give BEA customers the capability to manage and govern the full Service Oriented Architecture (“SOA”) lifecycle, from planning and design through runtime and maintenance.

Flashline has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of August 22, 2006 and adjusted as necessary through January 31, 2007. The total preliminary purchase price as of January 31, 2007 was $43.6 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Flashline	$43,014
Estimated acquisition related transaction costs	606

Total preliminary purchase price	$43,620

Preliminary purchase price allocation

The total purchase price was allocated to Flashline’s net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2006, and have been adjusted through January 31, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that are not yet finalized relate to certain income and non-income based taxes and residual goodwill. The following is the preliminary purchase price allocation (in thousands):

As of January, 31, 2007
Cash and short-term investments	$176
Accounts receivable	262
Deferred tax asset	6,109
Intangible assets, net	7,100
Goodwill	29,268
Accounts payable and other accrued liabilities	(620)
Notes Payable and other long-term liabilities	(120)
Deferred revenue	(255)
In-process research and development	1,700

Total preliminary purchase price	$43,620

Subsequent purchase price adjustments were made to decrease goodwill by approximately $6.2 million primarily related to deferred tax assets.

The acquisition related In-process research and development (IPR&D), which was valued at $1.7 million, related primarily to the Flashline enhancement projects and had not yet reached technological feasibility and has no alternative future use upon acquisition. Consequently, the valuation of IPR&D was written off to the income statement as of August 22, 2006.

Intangible assets

The following table sets forth the components and fair values of the intangible assets associated with the Flashline Acquisition (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$5,500	3 years
Non-compete agreements	700	1 years
Customer base	900	4 years

Total intangible assets	$7,100

Purchased technology is comprised of Flashline products that have reached technological feasibility and the associated patents affiliated with these products. Non-compete agreements represent the value of such agreements with key Flashline personnel. Customer base represents the underlying customer support contracts and related relationships with Flashline’s existing customers.

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

Fuego, Inc.

On February 28, 2006, the Company paid cash consideration to acquire all the outstanding shares of Fuego, Inc. (“Fuego”), a privately-held software company headquartered in Plano, Texas. Fuego specializes in providing Service Oriented Architecture software to help companies manage business processes. The Fuego software has become a part of the BEA AquaLogic product family and serves as the foundation of the new BEA AquaLogic Business Service Interaction product line. The Fuego acquisition has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed were recorded at their fair values as of February 28, 2006 and adjusted as necessary through January 31, 2007.

The total preliminary purchase price is $88.4 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition consideration for Fuego	$86,036
Acquisition related transaction costs	2,383

Total preliminary purchase price	$88,419

Preliminary purchase price allocation

The total preliminary purchase price was allocated to Fuego’s net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2006, and have been adjusted through January 31, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that were not yet finalized related to certain income and non-income based taxes and residual goodwill. The following is the preliminary purchase price allocation (in thousands):

As of January 31, 2007
Cash and short-term investments	$5,821
Accounts receivable, net	3,480
Prepaids and other current assets	212
Fixed assets	44
Deferred tax assets	7,276
Intangible assets	18,300
Goodwill	55,272
Accounts payable and other accrued liabilities	(2,793)
Deferred revenue	(1,893)
In-process research and development	2,700

Total purchase price	$88,419

The acquisition related in-process research and development (IPR&D), which was valued at $2.7 million, related primarily to the Fuego enhancement projects and had not yet reached technological feasibility and has no alternative future use upon acquisition. Consequently, the valuation of IPR&D was written off to the income statement as of February 28, 2006.

Intangible assets

The following table sets forth the components and fair values of the intangible assets associated with the Fuego Acquisition (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$12,800	3 years
Customer base	5,500	4 years

Total intangible assets	$18,300

Purchased technology is comprised of Fuego products that have reached technological feasibility and the patents related to such products. Customer base represents the underlying customer support contracts and related relationships with Fuego’s existing customers.

Deferred revenue

In allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Fuego’s February 28, 2006 deferred consulting and support revenue by $0.5 million to reflect an ending balance of $1.6 million, which represents the estimate of the fair value of the support obligation assumed. As a result of the adjustments to record Fuego’s consulting and support obligations assumed at fair value, $0.5 million of customer support revenues that would have been otherwise recorded by Fuego as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Fuego customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year. The Company also recorded deferred consulting revenues of approximately $0.3 million.

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

Purchase Price
Acquisition of the outstanding common stock of Plumtree (34,979,164 million shares at $5.50 per share and 4.8 million vested options)	$204,151
Fair value of Plumtree stock options assumed	2,378
Acquisition related transaction costs	4,555

Total purchase price	$211,084

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

Purchase price allocation

The total purchase price was allocated to Plumtree’s net tangible and identifiable intangible assets based on their estimated fair values as of October 20, 2005 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The following is the purchase price allocation (in thousands):

As of October 20, 2005
Cash and short-term investments	$60,345
Accounts receivable	18,457
Prepaids and other current assets	1,936
Fixed assets	1,646
Intangible assets,	47,400
Goodwill	104,049
Other non-current assets	234
Accounts payable and other accrued liabilities	(13,040)
Restructuring obligations (see Note 9)	(2,025)
Deferred revenue	(11,377)
Deferred tax liability	(1,077)
Other non-current liabilities	(64)
In-process research and development	4,600

Total purchase price	$211,084

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

Purchased technology is comprised of Plumtree products that have reached technological feasibility and the patents affiliated with such products. Customer base represents the underlying customer support contracts and related relationships with Plumtree’s existing customers. Intangible assets are being amortized using the straight-line method.

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

The pro forma financial information for all periods presented includes the business combination accounting effect on the amortization charges from acquired intangible assets, stock-based compensation charges for unvested options assumed, acquisition costs reflected in the Company’s and Plumtree’s historical statements of income for periods prior to the Merger Agreement, and the related tax effects.

The unaudited pro forma financial information for the year ended January 31, 2006 and 2005 combines the historical results for the Company for that period, with the historical results for Plumtree as a separate entity, for the year ended January 31, 2006 and 2005 (in thousands, except per share data).

	Twelve months ended January 31,
	2006	2005
Total Revenues	$1,268,609	$1,167,328
Net Income	150,769	116,432
Basic net income per share	0.39	0.29
Diluted net income per share	$0.38	$0.28

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

6. Goodwill and Acquired Intangible Assets

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

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	January 31, 2007	January 31, 2006 As Restated(1)
Gross carrying amount of goodwill	$367,342	$271,579
Accumulated amortization of goodwill	(133,344)	(133,344)

Net carrying amount of goodwill	$233,998	$138,235

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The increase in goodwill in fiscal 2007 is primarily due to the acquisition of Fuego ($55.3 million) and Flashline ($29.3 million).

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized (in thousands):

	January 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,349	$(151,237)	$50,112
Non-compete agreements	32,146	(30,588)	1,558
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	54,409	(38,120)	16,289

Total	$301,179	$(233,220)	$67,959

	January 31, 2006 As Restated(1)
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$180,644	$(119,793)	$60,851
Non-compete agreements	31,446	(27,404)	4,042
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	48,009	(34,400)	13,609

Total	$273,374	$(194,872)	$78,502

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	Year ended January 31,
		As Restated(1)
	2007	2006	2005
Purchased technology	$31,446	$10,796	$9,116
Non-compete agreements	3,184	1,855	183
Patents, Licenses, Trademarks	—	—	—
Other intangible assets	3,720	976	35

Total	$38,350	$13,627	$9,334

(1)	See Note 2, “Restatement of Consolidated Financial Statements.”

The increase in amortization of intangibles is primarily due to the five acquisitions completed in fiscal 2006, Plumtree being the largest of the five.

Based on our annual impairment assessment, in accordance with FAS No. 144, total amortization expense of $38.4 million and $13.6 million in fiscal 2007 and 2006, respectively, does not include any impairment charges related to acquired intangibles. However, fiscal 2005 includes $0.4 million of impairment charges associated with the annual FAS 144 impairment review.

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
2008	$29,854
2009	16,706
2010	12,032
2011	7,593
2012	1,774
Thereafter	—

Total	$67,959

The approximate weighted average estimated life of intangible assets acquired during fiscal 2007 and 2006 is provided in the table below:

Year ended January 31,
	2007	2006
Purchased technology	36 months	42 months
Non-compete agreements	12 months	24 months
Other intangible assets	48 months	72 months

7. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following (in thousands):

	January 31,
	2007	2006
Prepaids	$18,460	$13,586
Other current assets	9,973	18,918
Other receivables	17,693	19,589

	$46,126	$52,093

Short-term deferred tax assets, which were previously subject to a valuation allowance, were realized in fiscal 2007. Realization of the Company’s short-term deferred tax assets of $56.8 million is dependent upon the Company generating future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

8. Other Long-Term Assets and Related Party Transactions

Other long-term assets consist of the following (in thousands):

	January 31,
	2007	2006
Debt issuance costs, net	$592	$599
Equity investments in private companies	75	750
Other long-term assets	9,480	7,986

	$10,147	$9,335

The primary reason for the increase in the long-term deferred tax asset is the result of the write-down of the San Jose land and the release of valuation allowance. Realization of the Company’s long-term deferred tax assets of $166.0 million is dependent upon the Company generating future taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

Related Parties

The Company occasionally sells software products or services to companies that have board members or executive officers who are also on the Company’s Board of Directors. The total revenues recognized by the Company from such customers in fiscal 2007, fiscal 2006 and fiscal 2005 were $1.7 million, $1.9 million and $1.1 million, respectively.

9. Restructuring Charges

Acquisition-related restructuring costs

In fiscal 2006 management approved and initiated a plan to restructure Plumtree to eliminate certain duplicative activities and reduce the cost structure. The restructuring charges recorded are based on the restructuring plans that have been committed to by management.

In fiscal 2006, BEA recorded approximately $2.3 million of estimated restructuring costs in connection with restructuring the pre-acquisition Plumtree organization, which primarily included employee severance, facility consolidation costs, contract termination costs and international entity restructuring expenses. Plumtree employees affected under this plan were or will be terminated, which could continue up to nine months post acquisition. Severance payments made to pre-acquisition Plumtree employees were covered by plans established by Plumtree and subsequently assumed by BEA upon the completion of the acquisition. These costs were recognized as a liability assumed in the purchase business combination and included in the allocation of the cost to acquire Plumtree, and accordingly, resulted in an increase to goodwill. These restructuring liabilities are classified as current liabilities in the accompanying balance sheet, since terms do not exceed 12 months.

The following table shows the activities related to the restructuring liabilities that pertain to the pre-merger operations of Plumtree (in thousands):

	Severance	Facilities	Other	Total
Initial estimated restructuring costs	$622	$957	$70	$1,649
Adjustments to initial restructuring costs	295	(547)	869	617
Cash payments for fiscal 2006	(506)	(184)	(318)	(1,008)

Restructuring liabilities as of January 31, 2006	411	226	621	1,258
Adjustments to initial restructuring costs	(110)	(113)	(11)	(234)
Cash payments for fiscal 2007	(301)	(113)	(513)	(927)

Restructuring liabilities as of January 31, 2007	$—	$—	$97	$97

At January 31, 2007, the remaining balance of $0.1 million was cleared through cash payments in the first quarter of fiscal 2008.

Facilities Consolidation

During fiscal 2002, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2007 and 2006, an additional $0.5 million and $0.8 million, respectively, was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

During fiscal 2005, due to a decline in employee and contractor hiring and headcount, the Company identified the opportunity to reduce its facilities requirements. The Company approved a plan to consolidate six sites in the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities, net of present value of the estimated future sublease income.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of January 31, 2007, $8.1 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $2.4 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2005	$12,232
Additional charges accrued during fiscal 2006 included in operating expenses	807
Cash payments during fiscal 2006	(3,358)

Accrued at January 31, 2006	9,681
Additional charges accrued during fiscal 2007 included in operating expenses	454
Cash payments during fiscal 2007	(2,011)

Accrued at January 31, 2007	$8,124

Office Lease. On August 14, 2006, the Company entered into a new office lease in San Francisco to enable consolidation of the three current San Francisco office locations, including two acquired with the acquisition of Plumtree Software, Inc. in October 2005. The new office lease commenced on August 14, 2006 and terminates on December 31, 2016. The office space under this new lease will undergo renovations for approximately six months. During the renovation period, the Company is recording rent expense for both the new and existing office space, which resulted in an increase in operating expenses of approximately $1.5 million in the third quarter of fiscal 2007 and $1.5 million in the fourth quarter of fiscal 2007, and will result in an increase of $1.4 million in the first quarter of fiscal 2008.

In the second quarter of fiscal 2008, the Company plans to occupy the new office space and vacate the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company incurred a facilities consolidation charge of $2.5 million. The Company moved into the new office space in San Francisco in the second quarter of fiscal 2008.

10. Notes Payable and Other Long-Term Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	January 31,
	2007	2006
Current portion of notes payable and other obligations	$1,302	$218

Convertible subordinated notes (current)	$—	$465,250

Other long-term obligations	$12,678	$11,105
Capital lease	1,112	1,283
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$228,790	$227,388

Other long-term obligations include an accrual of $5.0 million and $7.4 million related to the facilities consolidation for the period ended January 31, 2007 and 2006, respectively.

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Year ending January 31,
2008	$211	$1,172
2009	211	2,944
2010	211	2,691
2011	211	2,022
2012	211	947
Thereafter	526	4,032

Total minimum lease payments and total other obligations	1,581	$13,808

Amounts representing interest on capital lease	(297)

Present value of minimum lease payments	1,284
Less: capital lease obligation, current (reflected in other obligations)	(172)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,112

Convertible subordinated notes

In December 1999, the Company completed the sale of $550.0 million of Notes due December 15, 2006 (“2006 Notes”) in an offering to Qualified Institutional Buyers. The 2006 Notes bore interest at a fixed rate of 4 percent and were subordinated to all existing and future senior indebtedness of the Company. The principal amount of the 2006 Notes was convertible at the option of the holder at any time into common stock of the Company at a conversion rate of 28.86 shares per $1,000 principal amount of 2006 Notes (equivalent to an approximate conversion price of $34.65 per share). The 2006 Notes were redeemable at the option of the Company in whole or in part at any time, in cash plus a premium of up to 2.3 percent plus accrued interest, if any, through the redemption date, subject to certain events. Interest was payable semi-annually.

In fiscal 2006, the Company retired $84.8 million in face value of the 2006 Notes. Early in fiscal 2007, the Company retired an additional $210.0 million in face value of the 2006 Notes. The Company recorded a net gain on the retirement of the 2006 Notes of $0.7 million and $0.7 million in fiscal 2006 and 2007, respectively.

On September 25, 2006, the Company deposited $260.4 million as trust funds in trust with U.S. Bank National Association, as trustee under the Indenture governing the Company’s 4% Convertible Subordinated Notes due December 15, 2006. This deposit was reflected as short-term restricted cash on the balance sheet at October 31, 2006. In accordance with the Indenture, this deposit is an amount of cash sufficient to pay and discharge the entire indebtedness on the 2006 Notes for the principal and accrued interest to the date of maturity. Interest accrued for the Company on the deposited amount until the 2006 Notes matured on December 15, 2006.

On December 15, 2006, the 2006 Notes matured and the principal and the accrued interest were paid off with the trust funds deposited with the trustee under the Indenture governing the 2006 Notes.

Credit facility

During fiscal 2005, BEA entered into a four year revolving unsecured credit facility with Keybank National Association, as administrative agent, and various other lenders (the “Keybank Agreement”) and borrowed $215.0 million under the Credit Facility in order to, among other things, pay off and terminate the long term debt related to the land lease of $211.7 million ($191.6 million classified as long term debt for land lease and $20.1 million classified as current portion of notes payable and other obligations as of January 31, 2004). The termination of the long term debt related to the land lease did not result in any material termination penalties.

The Keybank Agreement accrued interest based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on the Company’s leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.5 percent as of January 31, 2006. Interest payments were made in cash at intervals ranging from thirty days to twelve months, as elected by BEA. In connection with the Credit Facility, the Company was required to maintain certain covenants, including liquidity, leverage ratios as well as minimum cash balance requirements.

During fiscal 2007, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 million to repay in full and terminate the Keybank Agreement which was scheduled to mature in October 2008.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of January 31, 2007. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

On September 11, 2006, the Company provided notice to the Administrative Agent and the lenders party to the Credit Facility that a default had occurred because the Company had not timely furnished certified financial statements. On October 6, 2006 and December 8, 2006, the Company was granted Waiver No. 1 and Waiver No. 2 that waived compliance by the Company with the requirements of the Credit Facility to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006 and October 31, 2006, respectively. Waiver No. 2 was granted from the date of Waiver No. 2 through the earlier to occur of (i) March 9, 2007, (ii) the date of delivery of the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which, in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

In addition, pursuant to Waiver No. 2, the commitments of the lenders to make loans other than the $215 million borrowed to date, and of the issuing bank to issue, amend, renew or extend any letter of credit, is suspended until the date of delivery to the administrative agent and the lenders of the (i) ratification and reaffirmation of the Previous Financial Statements or modified or restated versions of the Previous Financial Statements which, in a reasonable opinion of the required lenders , do not materially adversely deviate from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (ii) the financial statements and compliance certificates for the quarters ended July 31, 2006 and October 31, 2006. See Note 20 “Subsequent Events” for additional information.

11. Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	January 31,
	2007	2006 As Restated(1)	2005 As Restated(1)
Federal:
Current	$46,048	$71,339	$39,307
Deferred	(53,092)	(12,872)	(14,175)
State:
Current	7,903	7,471	5,143
Deferred	(12,020)	(6,076)	5,047
Foreign:
Current	18,155	16,183	16,448
Deferred	(808)	(1,028)	418

Provision for income taxes	$6,186	$75,017	$52,188

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

Pretax income from foreign operations was approximately $183.6 million, $166.0 million, and $171.8 million for fiscal 2007, 2006 and 2005, respectively.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

	For the fiscal year ended January 31,
	2007	2006 As Restated(1)	2005 As Restated(1)
Tax provision (benefit) at U.S. statutory rate	$3,740	$76,365	$69,260
State income taxes, net of federal benefit	(4,346)	5,823	6,623
Foreign income and withholding taxes	(15,283)	(10,578)	(10,928)
Jobs Act repatriation, including state taxes	—	10,447	—
Change in Valuation Allowance	18,723	(8,940)	(11,285)
Benefits from resolution of certain tax audits and expiration of statute of limitations	(919)	(1,586)	(4,943)
Purchased in-process product development	1,540	1,610	—
Stock-based compensation	5,851	712	1,019
Research and development credits	(3,665)	—	—
Other	545	1,164	2,442

Provision for income taxes	$6,186	$75,017	$52,188

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	January 31,
	2007	2006 As Restated(1)
Deferred tax assets:
Deferred revenue	$12,306	$13,666
Accruals and reserves	30,012	14,871
Equity investment write-downs	8,231	13,576
Net operating loss carry forwards	42,530	36,947
Capital loss carry forwards	9,555	14,747
Credit carry forwards	7,357	46,170
Property and equipment	18,976	10,467
Intangible assets	—	501
Stock-based compensation	28,613	22,529
Unrealized loss on land	79,437	—
U.S. deferred taxes for unremitted foreign earnings	4,798	—
Other	1,885	28

Subtotal	243,700	173,502
Valuation allowance	(18,723)	(88,255)

Total deferred tax assets	224,977	85,247
Deferred tax liabilities:
U.S. deferred taxes for unremitted foreign earnings	—	(29,147)
Intangible assets	(6,971)	—

Net deferred tax assets (liabilities)	$218,006	$56,100

Reported as:
Current deferred tax assets	$56,767	$28,396
Non-current deferred tax assets	166,027	28,987
Current deferred tax liabilities	(4,788)	—
Non-current deferred tax liabilities	—	(1,283)

Net deferred taxes	$218,006	$56,100

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements

Realization of deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $218.0 million are realizable based on the “more likely than not” standard required for recognition. The valuation allowance decreased by approximately $69.5 million in fiscal year 2007, $93.1 million in fiscal year 2006, and $14.0 million in fiscal year 2005. Of the total valuation allowance amounts listed above, $88.3 million of the valuation allowance at January 31, 2006, relates to tax benefits associated with exercises of stock options, which will reduce income taxes payable and be credited to additional paid-in capital when realized.

Realization of the Company’s net deferred tax assets of $218.0 million is dependent upon the Company generating future U.S. taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 31, 2007, we had federal net operating loss carry forwards of approximately $113.6 million, which will expire in 2012 through 2026. Utilization of net operating loss carry forwards are subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions.

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

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At January 31, 2007 the cumulative earnings upon which United States income taxes have not been provided for were approximately $92 million. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to earnings of these foreign subsidiaries that are indefinitely reinvested is not practicable.

The Company’s income taxes payable has been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $94.3 million, $71.2 million (as restated (1)), and $27.7 million (as restated (1)) in fiscal 2007, 2006 and 2005, respectively, and were reflected as an increase to common stock in the consolidated statements of shareholders’ equity.

12. Stockholders’ Equity

Share activity

The following table represents changes in outstanding shares of common stock (in thousands):

Common stock
Balance at January 31, 2004	408,390
Shares issued under stock option and stock purchase plans	9,343
Issuance of common stock	909
Purchases of common stock	(20,551)

Balance at January 31, 2005	398,091
Issuance of common stock and shares issued under stock option and stock purchase plans	10,380
Purchases of common stock	(22,528)

Balance at January 31, 2006	385,943
Issuance of common stock and shares issued under stock option and stock purchase plans	12,352

Balance at January 31, 2007	398,295

Common stock

The Company has reserved or registered shares of common stock for future issuance at January 31, 2007, as follows (in thousands):

Shares reserved for Incentive Stock Option Plans	111,585
Shares reserved for Employee Stock Purchase Plan	11,573

Total common stock reserved or registered for future issuance	123,158

Share Repurchase Program

In September 2001, March 2003, May 2004 and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In fiscal 2005, 20.6 million shares were repurchased at a total cost of $161.3 million. In fiscal 2006, 22.5 million shares were repurchased at a total cost of $193.7 million. In fiscal 2007, there were no repurchases, leaving approximately $121.7 million of the approval limit available for share repurchases under the Share Repurchase Program. In May 2007 the Board authorized an additional $500.0 million for the repurchase program.

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

13. Employee Benefit Plans and Stock-Based Compensation

Stock option plans

Under the Company’s stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company’s common stock. Restricted stock awards, including restricted stock units and restricted stock, may be granted under the Company’s stock option plans as well. Options generally vest over a four-year period and have a term of seven to ten years, while restricted stock awards generally vest over a two to four year period. Annually through fiscal 2008, the number of shares available in the stock option plan is automatically increased by an amount of up to 6 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, less the number of shares of common stock added to the Employee Stock Purchase Plan, based on a formula, but not to exceed 24 million shares per fiscal year. For fiscal 2007, the Company reduced the annual increase to 3%. The exercise price of the stock options is determined by the administrator of the plan on the date of grant and is generally equal to the fair market value of the stock on the grant date (see Note 2, “Restatement of Consolidated Financial Statements” for results of the internal stock option review).

Adoption of FAS 123(R) and Overview

The Company has adopted several stock plans that provide equity instruments to our employees and non-employee directors. Our plans include incentive and non-statutory stock options and restricted stock awards. Stock options generally vest ratably over a four-year period on the anniversary date of the grant, and expire seven to ten years after the grant date. Historically restricted stock awards generally vested over a one year, two year or four year period. Commencing in July 2006, the stock plan requires that restricted stock have vesting conditions with at least a 3-year term. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Prior to February 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or “APB 25,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” or “FAS 123”. Certain options assumed in acquisitions, grants of restricted stock awards and discounted stock options granted primarily in fiscal 2003, and the situations identified through the stock option review (see Note 2, “Restatement of Consolidated Financial Statements” for further details) resulted in recording stock-based compensation during periods prior to February 1, 2006. All other stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for these grants. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with FAS 123 and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” later in this Note we disclose our net income and net income per share for the twelve months ended January 31, 2006 and 2005 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” or “FAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the twelve months ended January 31, 2007 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of FAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

In accordance with FAS 123R, FAS No. 109, “Accounting for Income Taxes” (“FAS 109”), and EITF Topic D-32, “Intra-Period Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

During the third quarter of fiscal 2007, the Company’s Audit Committee commenced an internal review of the Company’s historical stock option granting practices with the assistance of independent legal counsel. As a result, the filing of the Company’s Form 10-Q for the second quarter of fiscal 2007 was indefinitely delayed. Because the Company was not current in its reporting obligations under the Securities Exchange Act, the Company’s Form S-8 was suspended and consequently the Company was unable to issue shares of its common stock. As a result, the Company incurred additional stock based compensation expense due to modifying certain vested options that could not be exercised due to the suspended Form S-8. During the twelve months ended January 31, 2007, the Company recognized approximately $2.7 million of additional stock based compensation expense due to (1) modifying the termination exercise period for vested options for employees who terminated prior to September 7, 2006 and employees who terminated subsequent to September 7, 2006 and (2) modifying the expiration date for two employees’ stock options that were set to expire during the suspension period. These two types of modifications were extended to any individual who met the aforementioned circumstances. Due to the fact that we modified the termination exercise period for employees who terminated subsequent to September 7, 2006, a liability of $1.3 million has been recorded on the balance sheet as of January 31, 2007, and will be marked to market on a quarterly basis until the earlier of the options being exercised or 30 days after the suspension being lifted and we are able to issue shares of common stock.

The following table summarizes the stock-based compensation expense for stock options, modifications to stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

	Twelve months ended January 31, 2007	Twelve months ended January 31, 2006 As Restated(2)	Twelve months ended January 31, 2005 As Restated(2)
Cost of license fees	$213	$29	$79
Cost of services	9,829	2,652	1,514
Sales and marketing	24,597	7,192	5,534
Research and development	16,140	4,026	7,298
General and administrative	17,642	6,798	12,155

Stock-based compensation before income taxes(1)	68,421	20,697	26,580
Income tax benefit	(15,463)	(4,864)	(6,246)

Total stock-based compensation expense after taxes	$52,958	$15,833	$20,334

(1)	Amount includes $8.3 million, $5.0 million and $1.4 million of stock-based compensation expense related to restricted stock awards for the twelve months ended January 31, 2007, 2006 and 2005, respectively.

(2)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Statements of this Form 10-K.

The following table presents the impact of our adoption of FAS 123(R) on the selected condensed consolidated statement of income line items for the twelve months ended January 31, 2007. The impact of adoption reflected in the FAS 123(R) adjustments column represents stock-based compensation expense for stock options, modifications to stock options, the employee stock purchase plan and excludes expense associated with restricted stock awards, certain modifications resulting from the stock option review and options assumed in acquisitions as they were previously expensed under APB 25 and FAS 123 (in thousands, except per share data):

	Twelve months ended January 31, 2007
	Using Previous Accounting	FAS 123(R) Adjustments	As Reported
Income (loss) from operations	$20,794	$(54,425)	$(33,631)
Income before income taxes	65,111	(54,425)	10,686
Net income	$44,448	(39,948)	$4,500
Basic earnings per share	$0.11	$(0.10)	$0.01
Diluted earnings per share	$0.11	$(0.10)	$0.01
Cash flows generated from (used in) operating activities	$310,370	$(106,002)	$204,368
Cash flows provided by (used in) financing activities	(369,119)	106,002	(263,117)

Prior to the adoption of FAS 123(R), we presented deferred compensation as a separate component of shareholders’ equity. In accordance with the provisions of FAS 123(R), on February 1, 2006, we reclassified the balance in deferred compensation to additional paid-in capital on the balance sheet.

Valuation Assumptions for Stock Options

FAS 123(R) requires the use of a valuation model to calculate the fair value of stock-based awards. The Company has elected to use the Black-Scholes-Merton option-pricing model, which incorporates various assumptions including volatility, expected life, and risk-free interest rates. The expected volatility is based on the implied volatility of market traded options on the Company’s common stock. The expected term of an award is based on historical experience of grants, exercises and post-vesting cancellations. Contractual term expirations have not been significant.

During fiscal 2007, the Company began granting stock option awards that have a contractual life of seven years from the date of grant. Prior to mid-fiscal 2007, stock option awards generally had a ten year contractual life from the date of grant.

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

Expected Volatility. Effective May 1, 2006, we began estimating the volatility of our common stock based on the implied volatility of our publicity traded options on our common stock consistent with FAS 123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. Prior to that date we estimated the volatility of our stock options using a combination of historical and implied volatilities. We believe that the use of just the implied volatility of our publicity traded options on our common stock results in a better estimate of fair value of our stock options.

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

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted during those periods are summarized as follows:

Employee Stock Option	Twelve months ended January 31, 2007	Twelve months ended January 31, 2006	Twelve months ended January 31, 2005

Risk-free interest rate	4.8-4.9%	4.35-5.05%	3.63-4.08%
Expected volatility	30-70%	41-54%	48-63%
Expected term	3.6-4.4 years	4.0-5.0 years	4.0-5.0 years
Expected dividends	None	None	None

In anticipation of adopting FAS 123(R), the Company refined the variables used in the Black-Scholes-Merton model during fiscal 2006. As a result, the Company refined its methodology of estimating the expected term to be more representative of future exercise patterns. The Company also refined its computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock. The weighted average estimated fair value of employee stock options granted during fiscal 2007, 2006, and 2005 was $4.44, $3.78 and $4.82 per option, respectively.

Stock Options

Information with respect to option activity under the Company’s stock option plans are summarized as follows:

(Shares in thousands)	Options outstanding	Exercise price per share	Weighted average exercise price per share
Options outstanding at January 31, 2004	72,363	$0.07-$85.56	$14.24
Granted	27,551	$6.20-$13.81	$9.41
Exercised	(5,958)	$0.07-$13.16	$4.69
Canceled	(16,110)	$2.78-$85.56	$15.91

Options outstanding at January 31, 2005	77,846	$0.07-$85.56	$12.92
Granted	13,639	$4.16-$9.35	$7.52
Exercised	(7,148)	$0.07-$10.14	$5.09
Canceled	(15,607)	$0.07-$85.56	$16.60

Options outstanding at January 31, 2006	68,730	$0.07-$85.56	$11.82
Granted	11,769	$8.58-$16.50	$12.28
Exercised	(9,843)	$0.07-$13.81	$7.67
Canceled	(4,845)	$0.07-$85.56	$13.90

Options outstanding at January 31, 2007	65,811	$0.12-$85.56	$12.37

Options exercisable at January 31, 2007	47,384	$0.12-$85.56	$13.14

Options exercisable at January 31, 2006	46,569	$0.07-$85.56	$13.73

Options exercisable at January 31, 2005	42,060	$0.07-$85.56	$15.93

Options and awards available for grant at January 31, 2007	45,307

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes-Merton model under FAS 123(R), was as follows:

	Fiscal 2007	Fiscal 2006		Fiscal 2005
Stock options granted with an exercise price equal to the Company’s stock price on date of grant	$4.54	$	na	$4.48
Stock options granted with an exercise price less than the Company’s stock price on date of grant	$4.48		$4.02	$4.91
Stock options granted with an exercise price greater than the Company’s stock price on date of grant	$3.88		$3.30	$5.10

The following table summarizes information about outstanding and exercisable stock options at January 31, 2007:

	Outstanding		Exercisable
	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Range of per share exercise prices
$ 0.12–$ 5.55	8,888	4.16	$4.64	8,679	$4.63
$ 5.56–$ 7.40	7,345	6.82	$6.76	4,244	$6.65
$ 7.52–$ 8.27	7,184	7.46	$8.14	4,213	$8.14
$ 8.28–$ 8.83	6,942	7.87	$8.54	5,607	$8.54
$ 8.86–$11.20	7,097	6.79	$9.79	5,188	$9.89
$11.29–$12.19	7,002	5.40	$11.72	6,326	$11.71
$12.26–$12.88	8,291	8.30	$12.76	3,267	$12.64
$12.90–$20.94	6,799	6.87	$14.55	3,597	$15.57
$21.18–$80.94	6,236	3.57	$39.62	6,236	$39.62
$85.56–$85.56	27	3.73	$85.56	27	$85.56

$ 0.12–$85.56	65,811			47,384

The Company’s vested or expected to vest stock options and exercisable stock options as of January 31, 2007 are summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	62,711	$12.45	6.26	$182,046
Exercisable options	47,384	$13.14	5.56	$146,454

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $12.33 as of January 31, 2007, and the exercise price multiplied by the number of related options. There were approximately 45.0 million shares that had exercise prices that were lower than the market price of our common stock as of January 31, 2007.

The total pre-tax intrinsic value of options exercised during the twelve months ended January 31, 2007 was $50.2 million. The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Total fair value of options vested during fiscal 2007 was $45.4 million. As of January 31, 2007, approximately $74.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years, which excludes approximately $21.5 million of the total unrecognized compensation cost which is estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.

The total cash received from employees as a result of stock option exercises during the year ended January 31, 2007 was $75.5 million, and a tax benefit of $99.6 million was realized by the Company for the year ended January 31, 2007. The Company settles employee stock option exercises with newly issued common shares.

Extension of Stock Option Exercise Periods for Former Employees

The Company could not issue any securities under its registration statements on Form S-8 during the period it was not current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, options vested and held by the Company’s former employees could not be exercised until the completion of the Company’s stock option review and the Company’s public filings obligations were met (the “trading black-out period”). During fiscal 2007, approximately 529,939 such options were due to expire. The Company extended the expiration date of these stock options to the end of a 30-day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options were reclassified to current liabilities subsequent to the modification and are subject to mark-to-market provisions at the end of each reporting period until final settlement. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an aggregate fair value of approximately $1.3 million under current liabilities as of January 31, 2007. Any changes to the fair values of these options in future periods until settlement will be expensed in the Company’s consolidated statements of income in the period of change.

Extension of Stock Option Exercise Periods for Employees

The Company could not issue any securities under its registration statements on Form S-8 during the period it was not current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, options vested and held by the Company’s employees could not exercise until the completion of the Company’s stock option review and the Company’s public filings obligations were met (the “trading black-out period”). The Company extended the expiration date of these stock options to the end of a 30-day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, an estimate of the number of employees and related options that would benefit from this modification was made. The fair value of this estimate was measured using Black-Scholes-Merton before and after the modification and approximately $1.4 million was recorded as expense related to the modification.

Acceleration of Unvested and “Out of the Money” Employee Stock Options

Effective January 30, 2006, the Company accelerated the vesting of unvested and “out of the money” stock options previously awarded to employees and officers of the Company with option exercise prices greater than $10.72. Options held by non-employee directors were unaffected by the vesting acceleration. Options held by the Company’s CEO and other executive officers were eligible for accelerated vesting subject to a Resale Restriction Agreement imposing limitations on sale of such accelerated options equivalent to the pre-acceleration vesting schedule. Three executive officers participated in the acceleration and the related resale restriction and the remaining executive officers declined the acceleration. Certain international locations were excluded from the acceleration because it would have had a negative tax impact to the employees. The Company accelerated options that with an exercise price of $10.72 or higher (stock price at the close of business on January 30, 2006) which comprises approximately 10 percent of total outstanding options. This acceleration was done in anticipation of implementing FAS123R and the Company expects to forego approximately $19.4 million of stock compensation expense in future operating results commencing in the first fiscal quarter of 2007 when FAS123R is implemented.

Restricted Stock Awards

The Company issued restricted stock units and restricted stock under its 1997 Stock Incentive Plan. Restricted stock units are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the restricted stock unit vests. Restricted stock and restricted stock units are combined and disclosed as restricted stock awards (RSA’s).

Information with respect to restricted stock award activity under the Company’s stock option plans are summarized as follows:

(Shares in thousands)	Restricted Stock Awards outstanding	Weighted average FMV at grant per share
Awards outstanding at January 31, 2004	200	$12.41
Granted	1,138	$8.19
Vested	(131)	$12.21
Canceled	(122)	$11.00

Awards outstanding at January 31, 2005	1,085	$8.17
Granted	641	$8.15
Vested	(598)	$7.76
Cancelled	(229)	$8.63

Awards outstanding at January 31, 2006	899	$8.30
Granted	1,022	$12.24
Vested	(222)	$8.23
Cancelled	(90)	$9.27

Awards outstanding at January 31, 2007	1,609	$10.76

In fiscal 2007, the Company issued a total of 1,021,667 restricted stock awards to certain employees. In fiscal 2006, the Company issued a total of 640,500 restricted stock awards to certain of its employees. The Company recorded deferred compensation of $5.2 million related to the issuance of restricted stock awards. In fiscal 2005, the Company issued a total of 1,138,000 restricted stock awards to certain of its employees. The Company recorded deferred compensation of $9.3 million related to the issuance of restricted stock awards. The deferred compensation relating to the restricted stock and awards is being expensed on a straight-line basis over either a one-year, two-year, or four-year vesting period.

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding restricted stock awards	1,609	$—	1.14	$19,764
Vested and expected-to-vest restricted stock awards	938	$—	0.96	$11,489

None of the restricted stock awards were vested as of January 31, 2007. As of January 31, 2007, approximately $8.7 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 2.0 years. Approximately $2.8 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.

The Company could not issue any securities under its registration statements on Form S-8 during the period it was not current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, RSA’s held by the Company’s employees could not be released until the completion of the Company’s stock option review and the Company’s public filings obligations were met (the “trading black-out period”). During fiscal 2007, approximately 497,250 such RSA’s were due to be released and remain un-vested as of January 31, 2007.

Deferred Compensation

In accordance with the adoption of FAS123R, the deferred compensation balance of $19.8 million at January 31, 2006 was eliminated from the balance sheet, with the offset to additional paid in capital.

During fiscal 2006, the total amortization of deferred compensation was $20.7 million of which $9.9 million related to the discounted stock option grants identified as part of the stock option review, $1.5 million related to the discounted stock options granted during fiscal 2003, $5.2 million was related to restricted stock awards granted in fiscal 2005 and fiscal 2006, $0.8 million related to stock granted in connection with acquisitions during fiscal 2002 and fiscal 2006, $2.5 million related to variable NIC tax expense and $0.8 million related to modifications for terminated and active employees.

During fiscal 2005, the total amortization of deferred compensation was $26.6 million of which $18.8 million related to the discounted stock option grants identified as part of the stock option review, $3.3 million related to the discounted stock options granted during fiscal 2003, $2.9 million was related to restricted stock awards granted in fiscal 2003, fiscal 2004 and fiscal 2005, $1.0 million related to stock granted in connection with an acquisition during fiscal 2002 and $2.5 million related to modifications for terminated and active employees partially offset by variable NIC tax benefit of $1.9 million.

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

ESPP awards were valued using the Black-Scholes-Merton option valuation model. During the twelve months ended January 31, 2007, 2006 and 2005 ESPP awards were valued using the following weighted-average assumptions:

Employee Stock Purchase Plan	Twelve months ended January 31, 2007	Twelve months ended January 31, 2006	Twelve months ended January 31, 2005

Risk-free interest rate	5.2%	2.97-5.10%	1.22-3.63%
Expected volatility	37%	29-40%	37-59%
Expected term	6 months	0.5-2.0 years	0.5-2.0 years
Expected dividends	None	None	None

The weighted average estimated grant date fair value of the ESPP shares (calculated using the Black-Scholes-Merton model) was $3.37, $2.91 and $3.26 in fiscal years 2007, 2006 and 2005, respectively.

Approximately 2.6 million, 3.4 million, and 3.4 million shares for total proceeds of approximately $18.6 million, $23.9 million and $23.5 million, respectively, were sold through the ESPP Plan in fiscal 2007, 2006 and 2005. At January 31, 2007, 32.5 million shares had been issued under the ESPP Plan and 11.5 million shares were reserved for future issuance.

The Company could not issue any securities under its registration statements on Form S-8 during the period it was not current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, a purchase for the ESPP period commencing July 1, 2006 that was supposed to occur on December 15, 2006 was postponed. This resulted in a modification to the ESPP which resulted in additional compensation expense of $0.5 million in fiscal 2007.

401(k) Plan

The Company sponsors the BEA Systems 401(k) Profit Sharing Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month. Participants may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 50% of Participant’s contributions up to a maximum of the lesser of $3,000 per year. The Company’s matching contribution vests over one year from employment commencement and was approximately $6.0 million, $5.1 million and $5.1 million for the years ended January 31, 2007, 2006 and 2005, respectively. Employer contributions not vested upon employee termination are forfeited.

14. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	January 31,
	2007	2006	2005
Foreign currency translation adjustment	$12,534	$5,430	$16,391
Unrealized loss on available-for-sale investments, net of income taxes of $0, $0 and $0 million in fiscal 2007, 2006, and 2005, respectively	(372)	(2,302)	(3,978)

Total accumulated other comprehensive income	$12,162	$3,128	$12,413

15. Minority Interest in Equity Investments

In the first quarter of fiscal 2007, the Company recognized $11.1 million of net gains on the disposal of two minority interests in equity investments. The first disposal was of shares of a privately held company that went public in February 2006 and resulted in a $2.7 million gain. The second disposal of a minority interest in equity investment was a privately held company acquired by a third party in March 2006, which resulted in an $8.4 million net gain.

16. Geographic Information and Revenue by Type of Product or Service

Geographic information

Information regarding the Company’s operations by geographic area is as follows (in thousands):

	Fiscal year ended January 31,
	2007	2006 As Restated(2)	2005
Total revenues:
Americas	$752,082	$622,624	$536,564
Europe, Middle East and Africa (EMEA)	446,464	397,815	383,328
Asia/Pacific (APAC)	203,803	179,406	160,202

	$1,402,349	$1,199,845	$1,080,094

Long-lived assets(1) (at end of year):
Americas	$438,662	$557,901
EMEA	3,710	3,278
APAC	14,203	8,282

	$456,575	$569,461

(1)	Long-lived assets include all long-term assets except those specifically excluded under the Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes.

(2)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Statements of this Form 10-K.

The Company generally assigns revenues to geographic areas based on the location from which the invoice is generated. Certain large revenue transactions with multi-national customers are allocated to multiple geographic areas based on the relative contribution of each geographic areas to the overall sales effort. The only individual country that accounted for more than 10 percent of total revenues in fiscal 2007 was the United States with $684.6 million or 48.9 percent. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2006 were the United States with $570.6 million or 47.6 percent and the United Kingdom with $130.0 million or 10.8 percent. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2005 were the United States with $493.7 million or 45.7 percent and the United Kingdom with $138.9 million or 12.9 percent. The only individual country that accounted for more than 10 percent of total long-lived assets at the end of fiscal 2007 and fiscal 2006 was the United States with $438.7 million or 96.1 percent, and $557.9 million or 97.9 percent, respectively.

Revenue by type of product or service

The Company considers all license revenue derived from its various software products to be revenue from a group of similar products.

The following table provides a breakdown of services revenue by similar type (in thousands):

	Fiscal year ended January 31,
	2007	2006	2005
Consulting and education revenues	$175,665	$145,572	$134,371
Customer support revenues	653,214	542,724	462,585

Total services revenue	$828,879	$688,296	$596,956

17. Net Income Per Share

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Fiscal year ended January 31,
	2007	2006 As Restated(1)	2005 As Restated(1)
Numerator:
Net income	$4,500	$143,170	$145,697

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	394,416	389,056	405,883
Weighted average shares subject to repurchase and shares held in escrow	(316)	(6)	(115)

Denominator for basic net income per share, weighted average shares outstanding	394,100	389,050	405,768
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	16,020	8,340	10,390

Denominator for diluted net income per share	410,120	397,390	416,158

Basic net income per share	$0.01	$0.37	$0.36

Diluted net income per share	$0.01	$0.36	$0.35

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Statements of this Form 10-K.

The computation of diluted net income per share for the fiscal year ended January 31, 2007, 2006, and 2005 excludes the impact of options to purchase 16.3 million, 36.3 million, and 44.8 million shares of common stock, respectively, as such an impact would be anti-dilutive. The computation of diluted net income per share for the fiscal year ended January 31, 2006, and 2005 also excludes the conversion of the $465 million and $550 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which were convertible into 13.4 and 15.9 million shares of common stock, respectively, as such impact would be anti-dilutive. These options could be dilutive in the future.

18. Supplemental Cash Flow Disclosures

Cash payments for interest were $23.1 million, $32.6 million, and $28.9 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Cash payments for income taxes were approximately $40.8 million, $18.6 million and $14.9 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively. The Company recorded net increases in deferred compensation, excluding amortization during fiscal 2006, of approximately $16.0 million and net decreases of $2.6 million during fiscal 2005 for discounted stock options identified as part of the stock option review, restricted stock awards, stock options granted with an exercise price lower than the fair market value of the Company’s stock on the date of grant, and stock options granted in connection with acquisition. The Company recorded a tax benefit from stock options of $94.3 million, $71.2 million, and $27.7 million in fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

19. Commitments and Contingencies

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

Approximate annual minimum operating lease commitments (in thousands):

January 31,	Commitments As of January 31, 2007
2008	$46,623
2009	39,848
2010	30,052
2011	24,690
2012	19,415
Thereafter	36,527

Total minimum lease payments	$197,155

As of January 31, 2007, the Company’s expected future sublease rental income was $5.4 million to be recognized over the next seven years.

Total rent expense charged to operations for fiscal 2007, fiscal 2006 and fiscal 2005 was approximately $44.8 million, $40.4 million and $38.7 million, respectively.

Other Contingencies

As disclosed in the Business Combinations footnote above (Note 5), the Company has identified a preacquisition contingency with respect to the Plumtree acquisition.

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

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. In addition, the current complaint includes a claim purportedly on behalf of a class of BEA shareholders arising out of Oracle’s unsolicited acquisition proposal, claiming that members of our Board of Directors breached their fiduciary duties in response to the proposal. It is not know when or on what basis the action will be resolved.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of January 31, 2007 or January 31, 2006. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of January 31, 2007.

We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation.

20. Subsequent Events

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

Purchase and Sale Agreement

On February 22, 2007, the Company entered into a Purchase and Sale Agreement (the “Building Agreement”) with the The Sobrato Family Foundation and Sobrato-Sobrato Investments (collectively, “Sobrato”), pursuant to which the Company agreed to purchase a 17-story building and parking facilities located at 488 Almaden Boulevard, San Jose, California from Sobrato for $135.0 million. This facility is intended to be our new corporate headquarters. We delivered a $10 million deposit to Sobrato on March 1, 2007 and paid the $125.4 million balance of the purchase price on April 2, 2007, in accordance with the terms and subject to typical conditions contained in the Building Agreement, including the delivery of deeds, title insurance and payment of closing costs.

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

Credit facility

On March 9, 2007, July 9, 2007 and October 9, 2007, the Company the Company was granted Waiver No. 3, Waiver No. 4 and Waiver No. 5, respectively that waived compliance by the Company with the requirements of the Credit Facility to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007. Waiver No. 5 (the “Waiver”) to the Credit Facility dated as of July 31, 2006 among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (the “Credit Facility”). Pursuant to the Waiver, the required lenders under the Credit Facility waived compliance by the Company with the requirements of the Credit Facility to deliver financial statements and compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007, and the fiscal year ended January 31, 2007. The waiver was granted for the period (the “Waiver Period”) commencing on the date of the Waiver through the earlier to occur of (i) January 9, 2008, (ii) the date of delivery to the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which, in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

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

21. Supplementary Data

Supplementary Quarterly Consolidated Financial Data (unaudited):

	Quarter Ended
	January 31, 2007	October 31, 2006	July 31, 2006	April 30, 2006 As restated(1)
	(in thousands, except per share data)
Fiscal 2007
Revenues:
License fees	$168,735	$136,365	$135,966	$132,404
Services	223,091	211,307	203,649	190,832

Total revenues	391,826	347,672	339,615	323,236
Cost of revenues:
Cost of license fees	17,242	15,501	16,226	15,252
Cost of services	70,612	67,807	67,756	62,930

Total cost of revenues	87,854	83,308	83,982	78,182

Gross profit	303,972	264,364	255,633	245,054
Operating expenses:
Sales and marketing	146,525	130,368	127,127	120,950
Research and development	63,392	58,710	55,882	54,976
General and administrative	40,251	35,881	32,047	30,076
Facilities consolidation	201,615	—	—	—
Restructuring charges	454	—	—	—
Acquisition-related in-process research and development	—	1,700	—	2,700

Total operating expenses	452,237	226,659	215,056	208,702

Income (loss) from operations	(148,265)	37,705	40,577	36,352
Interest and other, net:
Interest expense	(4,543)	(6,082)	(5,974)	(6,024)
Net gain on sales of equity investments	102	—	—	10,972
Interest income and other	14,956	15,626	14,607	10,677

Total interest and other, net	10,515	9,544	8,633	15,625

Income (loss) before provision (benefit) for income taxes	(137,750)	47,249	49,210	51,977
Provision for income taxes	(38,019)	12,128	15,194	16,883

Net income (loss)	$(99,731)	$35,121	$34,016	$35,094

Net income per share:
Basic	$(0.25)	$0.09	$0.09	$0.09
Diluted	$(0.24)	$0.08	$0.08	$0.09

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	Quarter Ended
	January 31, 2006 As restated(1)	October 31, 2005 As restated(1)	July 31, 2005 As restated(1)	April 30, 2005 As restated(1)
	(in thousands, except per share data)
Fiscal 2006
Revenues:
License fees	$155,856	$121,323	$118,315	$116,055
Services	185,588	170,200	166,840	165,668

Total revenues	341,444	291,523	285,155	281,723
Cost of revenues:
Cost of license fees	14,675	9,645	7,671	6,787
Cost of services	62,271	50,161	53,168	52,834

Total cost of revenues	76,946	59,806	60,839	59,621

Gross profit	264,498	231,717	224,316	222,102
Operating expenses:
Sales and marketing	125,773	104,875	108,185	98,936
Research and development	54,297	46,774	42,455	38,708
General and administrative	28,936	27,311	27,465	24,948
Restructuring charges	772	—	—	—
Acquisition-related in-process research and development	—	4,600	—	—

Total operating expenses	209,778	183,560	178,105	162,592

Income from operations	54,720	48,157	46,211	59,510
Interest and other, net:
Interest expense	(8,392)	(8,152)	(7,945)	(7,583)
Interest income	9,165	12,416	10,418	8,995
Other, net	1,604	1,020	(768)	(1,189)

Total interest and other, net	2,377	5,284	1,705	223

Income before provision for income taxes	57,097	53,441	47,916	59,733
Provision for income taxes	27,208	16,748	13,827	17,234

Net income	$29,889	$36,693	$34,089	$42,499

Net income per share:
Basic	$0.08	$0.10	$0.09	$0.11
Diluted	$0.08	$0.09	$0.09	$0.11

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

The following tables present the effects of adjustments made to our previously reported selected quarterly financial information (in thousands, except for per share amounts):

	Three months ended April 30, 2006
	As previously reported	Adjustments	As restated
Revenues:
License fees	$132,404	$—	$132,404
Services	190,832	—	190,832

Total revenues	323,236	—	323,236
Cost of revenues:
Cost of license fees	15,266	(14)	15,252
Cost of services	63,576	(646)	62,930

Total cost of revenues	78,842	(660)	78,182

Gross profit	244,394	660	245,054
Operating expenses:
Sales and marketing	122,217	(1,267)	120,950
Research and development	55,699	(723)	54,976
General and administrative	30,178	(102)	30,076
Facilities consolidation	—	—	—
Acquisition-related in-process research and development	2,700	—	2,700

Total operating expenses	210,794	(2,092)	208,702

Income from operations	33,600	2,752	36,352
Interest and other, net:
Interest expense	(6,024)	—	(6,024)
Net gain on sales of equity investments	10,972	—	10,972
Interest income and other	10,677	—	10,677

Total interest and other, net	15,625	—	15,625

Income before provision for income taxes	49,225	2,752	51,977
Provision for income taxes	13,971	2,912	16,883

Net income	$35,254	$(160)	$35,094

Net income per share:
Basic	$0.09	—	$0.09
Diluted	$0.09	—	$0.09

	Three months ended January 31, 2006			Three months ended October 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$155,856	$—	$155,856	$121,323	$—	$121,323
Services	185,588	—	185,588	170,200	—	170,200

Total revenues	341,444	—	341,444	291,523	—	291,523
Cost of revenues:
Cost of license fees	15,266	(591)	14,675	9,649	(4)	9,645
Cost of services	60,944	1,327	62,271	50,077	84	50,161

Total cost of revenues	76,210	736	76,946	59,726	80	59,806

Gross profit	265,234	(736)	264,498	231,797	(80)	231,717
Operating expenses:
Sales and marketing	124,487	1,286	125,773	104,684	191	104,875
Research and development	53,530	767	54,297	46,306	468	46,774
General and administrative	28,717	219	28,936	26,461	850	27,311
Facilities consolidation	772	—	772	—	—	—
Acquisition-related in-process research and development	—	—	—	4,600	—	4,600

Total operating expenses	207,506	2,272	209,778	182,051	1,509	183,560
Income from operations	57,728	(3,008)	54,720	49,746	(1,589)	48,157
Interest and other, net:
Interest expense	(8,392)	—	(8,392)	(8,152)	—	(8,152)
Interest income	9,165	—	9,165	12,416	—	12,416
Other, net	1,604	—	1,604	1,020	—	1,020

Total interest and other, net	2,377	—	2,377	5,284	—	5,284

Income before provision for income taxes	60,105	(3,008)	57,097	55,030	(1,589)	53,441
Provision for income taxes	24,705	2,503	27,208	17,890	(1,142)	16,748

Net income	$35,400	$(5,511)	$29,889	$37,140	$(447)	$36,693

Net income per share:
Basic	$0.09	$(0.01)	$0.08	$0.10	—	$0.10
Diluted	$0.09	$(0.01)	$0.08	$0.09	—	$0.09

	Three months ended July 31, 2005			Three months ended April 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Revenues:
License fees	$118,315	$—	$118,315	$116,055	$—	$116,055
Services	166,840	—	166,840	165,668	—	165,668

Total revenues	285,155	—	285,155	281,723	—	281,723
Cost of revenues:
Cost of license fees	7,818	(147)	7,671	7,213	(426)	6,787
Cost of services	52,468	700	53,168	55,007	(2,173)	52,834

Total cost of revenues	60,286	553	60,839	62,220	(2,599)	59,621

Gross profit	224,869	(553)	224,316	219,503	2,599	222,102
Operating expenses:
Sales and marketing	107,262	923	108,185	104,061	(5,125)	98,936
Research and development	41,929	526	42,455	40,486	(1,778)	38,708
General and administrative	25,804	1,661	27,465	26,468	(1,520)	24,948
Facilities consolidation	—	—	—	—	—	—
Acquisition-related in-process research and development	—	—	—	—	—	—

Total operating expenses	174,995	3,110	178,105	171,015	(8,423)	162,592

Income from operations	49,874	(3,663)	46,211	48,488	11,022	59,510
Interest and other, net:
Interest expense	(7,945)	—	(7,945)	(7,583)	—	(7,583)
Interest income	10,418	—	10,418	8,995	—	8,995
Other, net	(768)	—	(768)	(1,189)	—	(1,189)

Total interest and other, net	1,705	—	1,705	223	—	223

Income before provision for income taxes	51,579	(3,663)	47,916	48,711	11,022	59,733
Provision for income taxes	15,474	(1,647)	13,827	14,613	2,621	17,234

Net income	$36,105	$(2,016)	$34,089	$34,098	$8,401	$42,499

Net income per share:
Basic	$0.09	—	$0.09	$0.09	$0.02	$0.11
Diluted	$0.09	—	$0.09	$0.08	$0.03	$0.11

Consolidated balance sheets for the restated interim periods of fiscal 2007 and fiscal 2006:

	January 31, 2007	October 31, 2006	July 31, 2006	April 30, 2006 As restated(1)
	(in thousands)
Fiscal 2007
ASSETS
Current Assets:
Cash and cash equivalents	$867,294	$799,312	$1,041,891	$971,965
Restricted cash	1,413	262,168	1,813	1,666
Short-term investments	313,941	344,830	323,347	297,325
Accounts receivable, net of allowance for doubtful accounts	394,799	273,162	255,359	242,461
Deferred tax assets	56,767	—	20,604	25,500
Prepaid expenses and other current assets	46,126	43,750	55,056	61,154

Total current assets	1,680,340	1,723,222	1,698,070	1,600,071
Long-term investments	93,528	31,743	46,834	45,490
Property and equipment, net	144,471	344,789	341,112	341,991
Goodwill, net	233,998	246,951	201,148	200,213
Acquired intangible assets, net	67,959	78,323	80,726	88,540
Long-term restricted cash	2,372	1,534	1,534	2,644
Long-term deferred tax assets	166,027	38,230	35,984	28,574
Other long-term assets	10,147	10,696	10,182	8,939

Total assets	$2,398,842	$2,475,488	$2,415,590	$2,316,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,521	$36,059	$32,641	$24,019
Accrued liabilities	93,507	92,683	88,096	96,223
Restructuring obligations	3,089	2,022	2,034	3,198
Accrued payroll and related liabilities	105,797	77,178	75,854	72,742
Accrued income taxes	120,156	71,357	76,628	74,983
Deferred revenue	449,282	337,598	355,914	365,003
Convertible subordinated notes	—	255,250	255,250	255,250
Deferred tax liability	4,788	—	1,208	—
Current portion of notes payable and other obligations	1,302	504	421	933

Total current liabilities	805,442	872,651	888,046	892,351
Long-term deferred tax liabilities	—	3,943	3,363	1,283
Notes payable and other long-term obligations	228,790	231,386	227,516	227,632
Commitments and contingencies
Stockholders’ equity:
Common stock	456	456	454	449
Additional paid-in capital	1,902,657	1,806,713	1,771,368	1,708,103
Treasury stock, at cost	(478,249)	(478,249)	(478,249)	(478,249)
Retained earnings/(Accumulated deficit)	(72,416)	27,317	(7,805)	(41,819)
Accumulated other comprehensive income	12,162	11,271	10,897	6,712

Total stockholders’ equity	1,364,610	1,367,508	1,296,665	1,195,196

Total liabilities and stockholders’ equity	$2,398,842	$2,475,488	$2,415,590	$2,316,462

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	January 31, 2006 As restated(1)	October 31, 2005 As restated(1)	July 31, 2005 As restated(1)	April 30, 2005 As restated(1)
	(in thousands)
Fiscal 2006
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$894,093	$968,664	$808,148
Restricted cash	2,373	1,984	1,511	1,633
Short-term investments	370,763	549,851	628,310	818,097
Accounts receivable, net of allowance for doubtful accounts	331,332	250,121	223,368	220,188
Prepaid expenses and other current assets	80,489	53,056	50,474	46,406

Total current assets	1,802,729	1,749,105	1,872,327	1,894,472
Long-term investments	64,422	—	—	—
Property and equipment, net	343,389	347,565	347,091	348,285
Goodwill, net	138,235	154,741	52,791	52,791
Acquired intangible assets, net	78,502	82,800	12,311	6,542
Long-term restricted cash	2,644	2,644	3,130	3,130
Other long-term assets	38,322	22,334	13,959	13,658

Total assets	$2,468,243	$2,359,189	$2,301,609	$2,318,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$27,987	$24,580	$24,641
Accrued liabilities	97,123	97,410	74,612	85,098
Restructuring obligations	3,531	4,072	2,954	3,076
Accrued payroll and related liabilities	92,039	67,344	55,531	59,343
Accrued income taxes	83,105	56,565	57,388	54,558
Deferred revenue	379,123	303,106	296,262	307,498
Convertible subordinated notes	465,250	—	—	—
Current portion of notes payable and other obligations	218	631	591	426

Total current liabilities	1,143,373	557,115	511,918	534,640
Long-term deferred tax liabilities	1,283	11,628	2,063	2,452
Notes payable and other long-term obligations	227,388	227,242	228,343	229,356
Convertible subordinated notes	—	550,000	550,000	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	444	440	439	392
Additional paid-in capital	1,667,577	1,600,740	1,572,427	1,533,545
Treasury stock, at cost	(478,249)	(464,579)	(404,586)	(344,543)
Accumulated deficit	(76,916)	(106,805)	(143,495)	(177,584)
Deferred compensation	(19,785)	(19,305)	(20,579)	(21,077)
Accumulated other comprehensive income	3,128	2,713	5,079	11,697

Total stockholders’ equity	1,096,199	1,013,204	1,009,285	1,002,430

Total liabilities and stockholders’ equity	$2,468,243	$2,359,189	$2,301,609	$2,318,878

(1)	See the “Explanatory Note” immediately preceding Part I, Item 1 and Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-K.

	As of April 30, 2006
	As previously reported	Adjustments	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$971,965	$—	$971,965
Restricted cash	1,666	—	1,666
Short-term investments	297,325	—	297,325
Accounts receivable, net of allowance for doubtful accounts	242,461	—	242,461
Deferred tax assets	28,493	(2,993)	25,500
Prepaid expenses and other current assets	61,154	—	61,154

Total current assets	1,603,064	(2,993)	1,600,071
Long-term investments	45,490	—	45,490
Property and equipment, net	341,991	—	341,991
Goodwill, net	207,501	(7,288)	200,213
Acquired intangible assets, net	88,540	—	88,540
Long-term restricted cash	2,644	—	2,644
Long-term deferred tax assets	28,987	(413)	28,574
Other long-term assets	8,939	—	8,939

Total assets	$2,327,156	$(10,694)	$2,316,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,019	$—	$24,019
Accrued liabilities	93,386	2,837	96,223
Restructuring obligations	3,198	—	3,198
Accrued payroll and related liabilities	72,742	—	72,742
Accrued income taxes	74,696	287	74,983
Deferred revenue	365,003	—	365,003
Convertible subordinated notes	255,250	—	255,250
Current portion of notes payable and other obligations	933	—	933

Total current liabilities	889,227	3,124	892,351
Long-term deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,632	—	227,632
Commitments and contingencies
Stockholders’ equity:
Common stock	449	—	449
Additional paid-in capital	1,390,050	318,053	1,708,103
Treasury stock, at cost	(478,249)	—	(478,249)
Retained earnings/(Accumulated deficit)	290,052	(331,871)	(41,819)
Accumulated other comprehensive income	6,712	—	6,712

Total stockholders’ equity	1,209,014	(13,818)	1,195,196

Total liabilities and stockholders’ equity	$2,327,156	$(10,694)	$2,316,462

	As of January 31, 2006			As of October 31, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,017,772	$—	$1,017,772	$894,093	$—	$894,093
Restricted cash	2,373	—	2,373	1,984	—	1,984
Short-term investments	370,763	—	370,763	549,851	—	549,851
Accounts receivable, net of allowance for doubtful accounts	331,332	—	331,332	250,121	—	250,121
Prepaid expenses and other current assets	80,489	—	80,489	53,056	—	53,056

Total current assets	1,802,729	—	1,802,729	1,749,105	—	1,749,105
Long-term investments	64,422	—	64,422	—	—	—
Property and equipment, net	343,389	—	343,389	347,565	—	347,565
Goodwill, net	145,523	(7,288)	138,235	164,360	(9,619)	154,741
Acquired intangible assets, net	78,502	—	78,502	82,800	—	82,800
Long-term restricted cash	2,644	—	2,644	2,644	—	2,644
Other long-term assets	38,322	—	38,322	22,334	—	22,334

Total assets	$2,475,531	$(7,288)	$2,468,243	$2,368,808	$(9,619)	$2,359,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,984	$—	$22,984	$27,987	$—	$27,987
Accrued liabilities	91,244	5,879	97,123	90,906	6,504	97,410
Restructuring obligations	3,531	—	3,531	4,072	—	4,072
Accrued payroll and related liabilities	92,039	—	92,039	67,344	—	67,344
Accrued income taxes	82,234	871	83,105	56,414	151	56,565
Deferred revenue	379,123	—	379,123	303,106	—	303,106
Convertible subordinated notes	465,250	—	465,250	—	—	—
Current portion of notes payable and other obligations	218	—	218	631	—	631

Total current liabilities	1,136,623	6,750	1,143,373	550,460	6,655	557,115
Deferred tax liabilities	1,283	—	1,283	11,628	—	11,628
Notes payable and other long-term obligations	227,388	—	227,388	227,242	—	227,242
Convertible subordinated notes	—	—	—	550,000	—	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	444	—	444	440	—	440
Additional paid-in capital	1,341,577	326,000	1,667,577	1,282,292	318,448	1,600,740
Treasury stock, at cost	(478,249)	—	(478,249)	(464,579)	—	(464,579)
Retained earnings/(Accumulated deficit)	254,798	(331,714)	(76,916)	219,398	(326,203)	(106,805)
Deferred compensation	(11,461)	(8,324)	(19,785)	(10,786)	(8,519)	(19,305)
Accumulated other comprehensive income	3,128	—	3,128	2,713	—	2,713

Total stockholders’ equity	1,110,237	(14,038)	1,096,199	1,029,478	(16,274)	1,013,204

Total liabilities and stockholders’ equity	$2,475,531	$(7,288)	$2,468,243	$2,368,808	$(9,619)	$2,359,189

	As of July 31, 2005			As of April 30, 2005
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$968,664	$—	$968,664	$808,148	$—	$808,148
Restricted cash	1,511	—	1,511	1,633	—	1,633
Short-term investments	628,310	—	628,310	818,097	—	818,097
Accounts receivable, net of allowance for doubtful accounts	223,368	—	223,368	220,188	—	220,188
Prepaid expenses and other current assets	50,474	—	50,474	46,406	—	46,406

Total current assets	1,872,327	—	1,872,327	1,894,472	—	1,894,472
Long-term investments	—	—	—	—	—	—
Property and equipment, net	347,091	—	347,091	348,285	—	348,285
Goodwill, net	62,410	(9,619)	52,791	62,410	(9,619)	52,791
Acquired intangible assets, net	12,311	—	12,311	6,688	(146)	6,542
Long-term restricted cash	3,130	—	3,130	3,130	—	3,130
Other long-term assets	13,959	—	13,959	13,658	—	13,658

Total assets	$2,311,228	$(9,619)	$2,301,609	$2,328,643	$(9,765)	$2,318,878

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,580	—	$24,580	$24,641	$—	$24,641
Accrued liabilities	67,492	7,120	74,612	77,359	7,739	85,098
Restructuring obligations	2,954	—	2,954	3,076	—	3,076
Accrued payroll and related liabilities	55,531	—	55,531	59,343	—	59,343
Accrued income taxes	57,237	151	57,388	54,408	150	54,558
Deferred revenue	296,262	—	296,262	307,498	—	307,498
Current portion of notes payable and other obligations	591	—	591	426	—	426

Total current liabilities	504,647	7,271	511,918	526,751	7,889	534,640
Deferred tax liabilities	2,063	—	2,063	2,452	—	2,452
Notes payable and other long-term obligations	228,343	—	228,343	229,356	—	229,356
Convertible subordinated notes	550,000	—	550,000	550,000	—	550,000
Commitments and contingencies
Stockholders’ equity:
Common stock	439	—	439	392	—	392
Additional paid-in capital	1,251,004	321,423	1,572,427	1,216,773	316,772	1,533,545
Treasury stock, at cost	(404,586)	—	(404,586)	(344,543)	—	(344,543)
Retained earnings/(Accumulated deficit)	182,258	(325,753)	(143,495)	146,153	(323,737)	(177,584)
Deferred compensation	(8,019)	(12,560)	(20,579)	(10,388)	(10,689)	(21,077)
Accumulated other comprehensive income	5,079	—	5,079	11,697	—	11,697

Total stockholders’ equity	1,026,175	(16,890)	1,009,285	1,020,084	(17,654)	1,002,430

Total liabilities and stockholders’ equity	$2,311,228	$(9,619)	$2,301,609	$2,328,643	$(9,765)	$2,318,878

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

Stock Option Grant Practices and Restatement

As discussed in Note 2 in Notes to the Consolidated Financial Statements of this Form 10-K, during the calendar year 2006 and 2007, the Independent Review related to our historical stock option granting practices was carried out by the Audit Committee of the Board of Directors. As a result of the review, the Company reached a conclusion that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods and certain stock options were modified in connection with the termination of employees. Therefore, the Company has recorded additional non-cash stock-based compensation charges and related tax effects with regard to past stock option grants. The Company has restated its Consolidated Balance Sheet as of January 31, 2006 and its Consolidated Statements of Income and Comprehensive Income, Stockholders’ Equity and Cash Flows for each of the fiscal years ended January 31, 2006 and 2005 as a result of the Independent Review.

Remediation of Past Material Weaknesses in Internal Control over Financial Reporting

As a result of this review, we identified certain material weaknesses in our internal control over stock option granting process and accounting for modifications of option awards for terminating and active employees leave of absence, at January 31, 2006 and in periods prior to January 31, 2006.

At January 31, 2006 and in periods prior to fiscal 2006, we did not have sufficient safeguards in place to monitor our control practices regarding stock option pricing and related financial reporting, the result of which is discussed in Item 8, Note 2 of this report. In fiscal year 2007, we implemented significant improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over stock option granting process and accounting for share based payments, including modifications of option awards for terminating employees and employees on leave of absence. These improvements included, but were not limited to:

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

We believe that these changes remediate the past material weaknesses in our internal control over financial reporting related to our stock option granting process and accounting for share-based payments, including modifications of option awards for terminating and active employees, and employees on leave of absence, and reduced to remote the likelihood that any incorrect measurement dates or any material error in accounting for stock options could have occurred during the last fiscal year and not been detected as part of our financial reporting close process. As a result, we believe that the likelihood that a material error in our financial statements could have originated during the last fiscal year and not been detected as of January 31, 2007, was remote.

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

We carried out an evaluation, under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that material information relating to our consolidated operations is made known to our management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2007, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of January 31, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 other than certain of the above mentioned remediation measures that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BEA Systems, Inc.

We have audited BEA Systems, Inc.’s internal control over financial reporting as of January 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BEA Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, BEA Systems Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of BEA Systems, Inc. as of January 31, 2007 and 2006 (as restated) and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years ended January 31, 2007, 2006 (as restated) and 2005 (as restated) of BEA Systems, Inc. and our report dated November 12, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

November 12, 2007

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The name, age and principal occupation of each of our directors as of September 30, 2007, are set forth in the table below. Except as described below, each of the nominees has been engaged in his or her principal occupation during the past five years. There are no family relationships among any of our directors or executive officers. The term of office of each of our Class I directors will continue until our next annual meeting of stockholders or until a successor has been duly elected and qualified. The term of office of each of our Class II directors will continue until our annual meeting of stockholders in 2008 or until a successor has been duly elected and qualified. The term of office of each of our Class III directors will continue until our annual meeting of stockholders in 2009 or until a successor has been duly elected and qualified.

Class I Directors

Name	Age	Principal Occupation and Business Experience
Dean O. Morton	75	Mr. Morton has served as a director of the Company since March 1996. Mr. Morton was Executive Vice President, Chief Operating Officer and a director of Hewlett-Packard Company until his retirement in October 1992, where he held various positions since 1960. Mr. Morton is a director of Cepheid, Pharsight Corporation and several non-profit organizations. Mr. Morton holds a B.S. from Kansas State University and an M.B.A. from Harvard Business School.

Bruce A. Pasternack	60	Mr. Pasternack has served as a director of the Company since May 2006. From June 2005 to March 2007, Mr. Pasternack served as President and Chief Executive Officer of Special Olympics, Inc., a global non-profit organization for athletes with intellectual disabilities. Prior to joining Special Olympics, Inc., Mr. Pasternack spent more than 28 years at Booz Allen Hamilton, Inc., where his last position was Senior Vice President and Managing Partner of its San Francisco office. Mr. Pasternack is also a director of Codexis Inc., Quantum Corporation and Symyx Technologies, Inc. and is a Venture Partner at CMEA Ventures. Mr. Pasternack is a director of several non-profit organizations. Mr. Pasternack holds a B.E. from The Cooper Union and an M.S.E. from the University of Pennsylvania.

Kiran M. Patel	59	Mr. Patel has served as a director of the Company since February 2007. Mr. Patel has served as Chief Financial Officer of Intuit, a financial management software company, since September 2005, and as General Manager and Senior Vice President, Consumer Tax Group at Intuit, since June 2007. From August 2001 to September 2005, Mr. Patel served as Executive Vice President and Chief Financial Officer of Solectron Corporation, a provider of electronics supply chain services, where he led finance, legal, investor relations and business development activities. From October 2000 to May 2001, Mr. Patel was the Chief Financial Officer of iMotors, an Internet-based value-added retailer of used

Name	Age	Principal Occupation and Business Experience
		cars. Previously, Mr. Patel had a 27-year career with Cummins Inc., where he served in a broad range of finance positions, most recently as Chief Financial Officer and Executive Vice President. Mr. Patel holds a B.S. in electrical engineering and an M.B.A. from the University of Tennessee, and he is a certified public accountant.

George Reyes	53	Mr. Reyes has served as a director of the Company since August 2003. Since August 2002, Mr. Reyes has served as the Chief Financial Officer of Google Inc., an Internet search engine company. From February 2002 to June 2002, Mr. Reyes was the interim Chief Financial Officer for ONI Systems, where he assisted in the sale of the optical networking company. From 1994 to 2001, Mr. Reyes held a variety of positions at Sun Microsystems where he served most recently as Vice President and Treasurer. Mr. Reyes is a director of Symantec Corporation. Mr. Reyes holds a B.S. from the University of South Florida and an M.B.A. from Santa Clara University.

Class II Directors

Robin A. Abrams	56	Ms. Abrams has served as a director of the Company since November 2006. Since March 2004, Ms. Abrams has served as a director of ZiLOG, Inc., a provider of integrated microcontroller products. From September 2006 to January 2007, Ms. Abrams served as interim Chief Executive Officer of ZiLOG, Inc. From July 2004 to September 2006, Ms. Abrams served as a director and Chief Executive Officer of Firefly Mobile, Inc, a company with a range of products that address the mobile youth market. From September 2003 to July 2004, Ms. Abrams was President of Connection to eBay, a company that provides strategy, management and customer service, where she also served as a consultant from May 2003 to September 2003. Ms. Abrams acted as President and Chief Executive Officer of BlueKite, a provider of bandwidth and optimization software for wireless operators, from May 2001 through January 2003. From July 1999 to March 2003, Ms. Abrams served as Chief Operating Officer of Ventro Corporation, a service provider of business-to-business marketplaces. Ms. Abrams is a director of ZiLOG, Inc. Ms. Abrams holds a B.A. and a J.D. from the University of Nebraska.

Alfred S. Chuang	46	Mr. Chuang is a founder of the Company and has served as Chief Executive Officer and President since October 2001 and as Chairman of the Board since August 2002. Prior to October 2001, Mr. Chuang held various executive positions, including President and Chief Operating Officer, President of Worldwide Field Operations, President of BEA WebXpress, Executive Vice President of Product Development and Chief Technology Officer. Prior to founding the Company in 1995, Mr. Chuang served in various positions from 1986 to 1994 at Sun Microsystems, Inc., including Chief Technology Officer of Sun Integration Services and Corporate Director of Strategic Systems Development of Sun’s Middleware Group. Mr. Chuang is a director of Tealeaf Technology and is a trustee for the University of San Francisco.

Name	Age	Principal Occupation and Business Experience
		Mr. Chuang holds a B.S. from the University of San Francisco and an M.S. from the University of California, Davis.

Stewart K. P. Gross	48	Mr. Gross has served as a director of the Company since September 1995. Since April 2005, Mr. Gross has served as a Managing Director of Lightyear Capital LLC, a private equity firm focusing on the financial services industry. Mr. Gross was employed at Warburg Pincus LLC from 1987 until December 2004, most recently as a Managing Director. Mr. Gross is a director of SkillSoft Corporation, Flagstone Reinsurance Holdings and several privately held companies and non-profit organizations. Mr. Gross holds a B.A. from Harvard University and an M.B.A. from Columbia University.

Class III Directors

L. Dale Crandall	66	Mr. Crandall has served as a director of the Company since March 2003. In September 2003, Mr. Crandall founded Piedmont Corporate Advisors, Inc., a private financial consulting firm where he serves as President. Mr. Crandall retired from Kaiser Health Plan and Hospitals in 2002 after serving as the President and Chief Operating Officer from 2000 to 2002 and Senior Vice President and Chief Financial Officer from 1998 to 2000 and was a member of the Board of Directors from 1998 until his retirement in 2002. Mr. Crandall was also a partner at PriceWaterhouseCoopers LLP for 21 years, where his last position was Group Managing Partner. Mr. Crandall is a director of Ansell Limited, Covad Communications Group, Inc., Coventry Health Care, Inc., Metavante Technologies, Inc., Union BanCal Corporation and the Dodge & Cox Funds. Mr. Crandall holds a B.A. from Claremont McKenna College and an M.B.A. from the University of California, Berkeley, and he is a certified public accountant.

William H. Janeway	64	Mr. Janeway has served as a director of the Company since September 1995. Mr. Janeway is a Senior Advisor of Warburg Pincus LLC and has been employed by Warburg Pincus since July 1988. Prior to joining Warburg Pincus, Mr. Janeway was Executive Vice President and a director at Eberstadt Fleming Inc. from 1979 to July 1988. Mr. Janeway is a director of Manugistics Group, Inc., Nuance Communications, Inc. and several privately held companies and non-profit organizations. Mr. Janeway holds a B.A. from Princeton University and a Ph.D. from Cambridge University, where he studied as a Marshall Scholar.

Richard T. Schlosberg, III	63	Mr. Schlosberg has served as a director of the Company since April 2005. Mr. Schlosberg was President and Chief Executive Officer of The David and Lucile Packard Foundation, a private family foundation from 1999 until his retirement in January 2004. From 1994 to 1999, Mr. Schlosberg was Executive Vice President and director of the Times Mirror Company and Publisher and Chief Executive Officer of the Los Angeles Times. Mr. Schlosberg is a director of eBay Inc., Edison International and several non-profit organizations. Mr. Schlosberg holds a B.S. from the United States Air Force Academy and an M.B.A. from Harvard Business School.

Executive Officers

The following table sets forth certain information regarding our executive officers as of September 30, 2007.

Name	Age	Position
Alfred S. Chuang	46	Chairman of the Board of Directors, Chief Executive Officer and President
Mark T. Carges	45	Executive Vice President, Business Interaction Division
Mark P. Dentinger	49	Executive Vice President and Chief Financial Officer
David L. Gai	45	Executive Vice President, Worldwide Services
Richard Geraffo	45	Executive Vice President, Worldwide Sales
William M. Klein	50	Vice President, Corporate Development
Wai M. Wong	47	Executive Vice President, Products
Andrew Dahlkemper	41	Executive Vice President, Human Resources

Mr. Chuang is a founder of the Company and has served as Chief Executive Officer and President since October 2001 and as Chairman of the Board since August 2002. Prior to October 2001, Mr. Chuang held various executive positions, including President and Chief Operating Officer, President of Worldwide Field Operations, President of BEA WebXpress, Executive Vice President of Product Development and Chief Technology Officer. Prior to founding the Company in 1995, Mr. Chuang served in various positions from 1986 to 1994 at Sun Microsystems, Inc., including Chief Technology Officer of Sun Integration Services and Corporate Director of Strategic Systems Development of Sun’s Middleware Group. Mr. Chuang is a director of Tealeaf Technology and is a trustee for the University of San Francisco. Mr. Chuang holds a B.S. from the University of San Francisco and an M.S. from the University of California, Davis.

Mr. Carges has served as Executive Vice President, Business Interactive Division since October 2005. Mr. Carges served as the Chief Technology Officer of the Company from August 2004 to October 2005. Mr. Carges served as the Company’s Executive Vice President of Strategic Global Accounts responsible for the leadership and execution of programs that built and maintained relationships with key global customers from January 2003 to August 2004. Mr. Carges previously led the Enterprise Framework Division responsible for the Company’s platform product lines, including BEA WebLogic Integration, BEA WebLogic Workshop, BEA WebLogic Portal and BEA Liquid Data for WebLogic. Mr. Carges is one of the original architects of the Company’s Tuxedo product. Mr. Carges joined the Company in February 1996 after designing and developing early versions of Tuxedo at AT&T Bell Laboratories, Unix System Laboratories and Novell. Mr. Carges holds a B.A. from the University of California, Berkeley and an M.S. from New York University.

Mr. Dentinger has served as Executive Vice President and Chief Financial Officer of the Company since February 2005 and previously served as Senior Vice President of Finance, Corporate Controller and Principal Accounting Officer. Previously Mr. Dentinger held positions as the Company’s Vice President of Finance for Worldwide Services and Vice President of Corporate Finance. Prior to joining the Company in February 1999, Mr. Dentinger served from 1993 to 1999 in a variety of finance positions at Compaq Computer Corporation. Prior to Compaq Computer Corporation, Mr. Dentinger was a Senior Manager with Ernst & Young LLP. Mr. Dentinger holds a B.S. from St. Mary’s College of California and an M.B.A. from the University of California, Berkeley and is a Certified Public Accountant.

Mr. Gai has served as Executive Vice President, Worldwide Services since August 2004, and previously served as Senior Vice President, Worldwide Support. Prior to joining BEA, from August 2001 to September 2002, Mr. Gai served as President and Chief Executive Officer of Equitant, and from August 1998 to July 2001 he served as General Manager of Hewlett Packard’s North America Outsourcing Services Division. Mr. Gai graduated from Sacramento State University with a Bachelor’s of Science Degree in Computer Science.

Mr. Geraffo has served as Executive Vice President, Worldwide Sales since March 2007, and has served in several sales leadership roles since joining BEA in April 2004, including as Executive Vice President, Americas Sales. Prior to joining BEA, Mr. Geraffo served as a Vice President with IBM, where he spent 15 years in a variety of sales and sales leadership roles, including Vice President of the Americas Tivoli team, Director, World Wide Sales-Tivoli Security Products, and Director, Eastern US Region-Data Management Software Sales. Mr. Geraffo holds a BA in Accounting from the William Paterson University in NJ, an MBA in Finance from Fairleigh Dickinson University, and has completed a professional development program at The Wharton School, University of Pennsylvania.

Mr. Klein has served as Vice President of Corporate Development of the Company since February 2005. Prior to his current role, Mr. Klein served as Executive Vice President and Chief Financial Officer of the Company from January 2000 to February 2005. Prior to joining the Company, Mr. Klein held senior management positions with Hewlett-Packard Company from 1986 to 2000, most recently as Vice President and Chief Financial Officer of the Inkjet Imaging business. Prior to Hewlett-Packard, Mr. Klein was a Senior Manager with PricewaterhouseCoopers LLP. Mr. Klein is a director of Aruba Wireless Networks and MTL Technology, Inc. Mr. Klein holds a B.S. from California State University, Chico and is a Certified Public Accountant.

Mr. Wong joined the Company in September 2004 as Executive Vice President, Products. In this role, Mr. Wong is responsible for the strategy and execution of the BEA product portfolio. Prior to joining the Company, Mr. Wong was with Computer Associates International, Inc. (“CAI”) from 1988 to 2004 holding various senior management positions, most recently Senior Vice President and General Manager of the UNICENTER Brand. Prior to CAI, Mr. Wong held various development positions for Online Software International, Inc., IBM and Bell Communications Research. Mr. Wong holds a B.S. and an M.S. from Columbia University.

Mr. Dahlkemper has served as Executive Vice President, Human Resources since November 2007. Prior to joining BEA, commencing in 2003, Mr. Dahlkemper served in several executive positions at Electronic Arts, most recently as Vice President, Human Resources—Global Publishing; from 1999 to 2003 he served in various leadership capacities in Human Resources at Frito-Lay, a division of PepsiCo; from 1995 through 1999 he served in Human Resources roles at Citigroup and Johnson & Johnson. Mr. Dahlkemper holds a BA in Communications-English from Gannon University.

Audit Committee and Audit Committee Financial Expert

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of L. Dale Crandall, Stewart K. P. Gross and Dean O. Morton, each of whom is “independent” as such term is defined for audit committee members by the Nasdaq listing standards. Mr. Morton is the chairman of the Audit Committee. The Board of Directors has determined that Mr. Crandall is an “audit committee financial expert” as defined under the rules of the SEC.

Code of Ethics

We have adopted a Code of Conduct and Ethics, which is applicable to all of our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, and a Financial Officer Code of Ethics, which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions and all members of our finance department. The Code of Conduct and Ethics and the Financial Officer Code of Ethics are available on our website at http://www.bea.com. We will also post on our website any amendment to the Code of Conduct and Ethics or the Financial Officer Code of Ethics, as well as any waivers of the Code of Conduct and Ethics or the Financial Officer Code of Ethics, which are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market LLC (“Nasdaq”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“10% Stockholders”), to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such executive officers, directors and 10% Stockholders are also required by SEC rules to furnish us with copies of all such forms that they file.

Based solely on our review of the copies of such forms furnished to us and written representations that no other forms were required to be filed during fiscal year 2007, we believe that our executive officers, directors and 10% Stockholders have complied with all Section 16(a) filing requirements applicable to them, except that Mr. Ashburn, who was an executive officer during fiscal 2007, filed one late Form 4 on October 18, 2006, reporting one transaction of a stock option grant for 1,000 shares granted on September 15, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis presents the Company’s compensation and benefits policies, plans and practices for our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and our three other most highly compensated executive officers during the fiscal year ended January 31, 2007 (collectively, our “Named Executive Officers”).

The Compensation Committee of the Board of Directors oversees our compensation and benefits policies, plans and practices, including those for our Named Executive Officers and other executive officers (our “Executive Compensation Program”). The Compensation Committee is composed entirely of independent directors under applicable Nasdaq, IRS and SEC rules. Throughout fiscal year 2007, director Richard T. Schlosberg, III served as the Chairman of the Compensation Committee, and directors William H. Janeway and George Reyes served as members of the Compensation Committee. In addition, director Bruce A. Pasternack was appointed to the Compensation Committee on September 20, 2006, and director Robin A. Abrams was appointed to the Compensation Committee on February 8, 2007.

The Compensation Committee carries out its duties as outlined in its charter, which is available on our website at http://www.bea.com.

Compensation Objectives and Philosophy

The objectives of our Executive Compensation Program are:

•	To attract, motivate and retain talented individuals in a competitive market;

•	To reward them for the financial and operational performance of the Company and their individual contributions to such performance;

•	To align their interests with those of our stockholders; and

•	To encourage them to remain with the Company for long and productive careers.

The components of our Executive Compensation Program include:

•	Base salary;

•	Variable compensation (performance-based and discretionary bonuses);

•	Equity awards;

•	Benefits;

•	Deferred compensation;

•	401(k) Profit Sharing Plan;

•	Employee Stock Purchase Plan; and

•	Perquisites.

Each of these components is intended to achieve one or more of our compensation objectives. The mix of compensation components is designed, in part, to reward recent performance through cash compensation and to motivate long-term performance and retention through equity awards which vest over time. The Compensation Committee relies on its judgment, and does not adhere to rigid formulas, in determining the appropriate mix of cash and equity compensation.

The Compensation Committee benchmarks certain components of our Executive Compensation Program against a peer group of companies, which for fiscal year 2007 included Adobe Systems, Autodesk, BMC Software, Cadence Design Systems, Compuware, Intuit, McAfee, Novell, Sybase, Symantec, Synopsys and VeriSign. These companies were selected by the Compensation Committee because they are in the same industry as the Company, they are of comparable size in terms of revenues, and they are companies with which we compete for executive talent. The Compensation Committee also considers survey data in addition to peer group data. The peer group and survey data are collectively referred to as “benchmark data.”

In general, the Company targets the base salary, total cash compensation and value of equity awards for our executives at the 60th percentile of the benchmark data, because we believe that providing above average compensation will allow us to attract and retain talented executives in the very competitive high tech market in the Silicon Valley. However, the benchmark data is only one of many factors the Compensation Committee considers in making its compensation decisions. The Compensation Committee also considers the performance of the Company, the executive’s individual performance, the nature and responsibilities of their position, their demonstrated leadership and management capabilities, any relevant retention issues, their current compensation, and their compensation relative to other Company executives. In addition, the Compensation Committee considers recommendations from our CEO regarding compensation for those executives who report directly to our CEO. Ultimately, the Compensation Committee strives to balance the above factors and the various components of compensation to optimize each executive’s contribution to the Company consistent with the objectives of the Executive Compensation Program, and as a result, the compensation components for our executives fall above and below the target 60th percentile of the benchmark data.

Components of Compensation

Base Salary

The objective of base salary is to provide our executives with stable cash income that is competitive with the market considering their position, performance and tenure. For the last several years base salaries for our executives have been targeted, on average, at the 60th percentile of market rates for similar positions in the benchmark data. The Company believes that providing above average compensation will allow us to attract and retain talented executives in the very competitive high tech market in the Silicon Valley. However, as described above, the Compensation Committee considers a number of factors in making its compensation decisions, of which the benchmark data is only one. In fiscal year 2007, the base salary of our CEO was approximately at the target percentile, the base salary of our CFO was below the target percentile due to his early tenure in the role, and the base salaries of our other Named Executive Officers were in most cases above the target percentile due to their length of service with the Company and/or significant expertise in key areas.

Performance-Based Variable Compensation

The objectives of the performance-based variable compensation component of our Executive Compensation Program are to motivate our executives to achieve strong Company performance, to reward them for Company and individual performance, and to align their interests with those of our stockholders. A key principle of our philosophy on executive compensation is to maintain a strong relationship between executive compensation and Company performance. Accordingly, the performance-based variable compensation component of our Executive Compensation Program is a significant percentage of our executives’ base salaries, and is based on the achievement of specific Company performance objectives.

For fiscal year 2007, our Senior Executive Bonus Plan governed the performance-based variable compensation component of our Executive Compensation Program. The Senior Executive Bonus Plan was approved by stockholders at the Company’s 2003 annual meeting of stockholders in order to comply with applicable listing rules and permit awards made under it to qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code. It was subsequently amended and approved by the Company’s stockholders at the 2006 annual meeting of stockholders.

In fiscal year 2007, the Compensation Committee adopted the 2007 Executive Staff Bonus Plan (the “ELT Plan”), which established the specific target bonuses and Company performance metrics under the Senior Executive Bonus Plan. The ELT Plan set our CEO’s target bonus at 100% of his base salary, and the other executives’ target bonuses at 75% of their base salaries, with the exception of Mr. Ashburn and Mr. Carges, whose target bonuses were set at 37.5% of their base salaries (with another 37.5% being subject to separate business unit performance plans similar to the ELT Plan but specific to the World Wide Field Organization and Business Interaction Division, respectively). These target bonus percentages are a significant portion of base salary because the Company believes that our executives should have a significant portion of their compensation “at risk” by being contingent upon the Company’s financial and operating performance. The ELT Plan established Company license bookings and operating margin as the relevant performance metrics because the Compensation Committee determined that these were the appropriate measures of the Company’s performance and growth. The ELT Plan placed a 50% weighting on each metric, established a minimum threshold of 90% attainment of each metric for any bonus payout to occur, and established a maximum payout of 150% of the target bonuses. The ELT Plan further provided that Company attainment of between 90% and 100% of a performance metric would result in the payout of a corresponding percentage of the target bonuses for such metric, and attainment greater than 100% would result in a payout of 100% of the target bonuses plus 1.5 times the percentage above 100%, subject to the maximum payout of 150%. The Company’s fiscal year 2007 actual attainment was 103% of the ELT Plan, with the overachievement being the result of the Company exceeding our operating margin objective. Accordingly, in March 2007, the Compensation Committee awarded our CEO performance-based variable compensation of 103% of his target, and our other Named Executive Officers performance-based variable compensation of between 76% and 103% of their targets. The Named Executive Officers who received performance-based variable compensation solely under the ELT Plan received 103% of their targets. Named Executive Officers who received performance-based variable compensation of less than 103% of their targets, namely Mr. Ashburn and Mr. Carges, did so due to underachievement of certain of their business unit objectives. In addition, for fiscal year 2007, the Compensation Committee changed the timing of payouts under the ELT Plan to an annual payout (as opposed to the prior semi-annual payout) in order to promote a longer-term focus on Company objectives. However, Mr. Ashburn and Mr. Carges did receive certain payouts during the year under their business unit performance plans as provided under such plans. Bonuses paid under the ELT Plan do not qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code because the ELT Plan was adopted in May 2006, which was more than ninety (90) days after the beginning of fiscal year 2007. Similarly, bonuses paid to Mr. Ashburn and Mr. Carges pursuant to their business unit performance plans do not qualify as “performance-based compensation” under Section 162(m).

Discretionary Variable Compensation

The Compensation Committee may award discretionary bonuses in addition to performance-based variable compensation in order to retain talented employees, to reward them for exceptional Company and individual performance, and to encourage them to remain with the Company for long and productive careers. In fiscal year 2007, the Compensation Committee awarded a $200,000 discretionary bonus to our CEO, Alfred S. Chuang, in recognition of the Company’s and his performance in fiscal year 2006. The Compensation Committee also awarded Mr. Carges, the Company’s Executive Vice President, Business Interaction Division (“BID”), a discretionary bonus of $37,500 based on the substantial achievement of the BID operating margin objective for the second half of fiscal year 2007.

Equity Awards

The objectives of the equity award component of our Executive Compensation Program are to attract, motivate and retain talented individuals in a competitive market, to reward them for the financial and operating performance of the Company as well as their individual contributions to the Company’s performance, to align their interests with those of our stockholders, and to incentivize them to remain with the Company over the term of the award.

In making equity compensation decisions for our executives, the Compensation Committee considers the benchmark data, the appropriate balance between executive incentives and the Company’s cost, dilution and overhang levels, the executive’s existing equity holdings, their equity holdings in relation to other Company executives, and the projected future value of their equity holdings.

The Compensation Committee believes that providing grants of stock options and restricted stock units (“RSUs”) which are subject to vesting schedules that require continued employment with the Company effectively focuses our executives on delivering long-term value for our stockholders while providing a substantial benefit to the executives. Stock options only have value to the extent the price of the Company’s Common Stock exceeds the exercise price of the option at the time the option is exercised. Therefore, a stock option is an effective component of compensation only if the Company’s stock price increases over the term of the option. In this way, stock options serve to motivate our executives to increase stockholder value and thus align their interests with those of our stockholders. RSUs offer executives the opportunity to receive Company Common Stock on the dates the RSU vests. Accordingly, RSUs serve to both reward and retain our executives, as well as to motivate them to increase stockholder value and to align their interests with those of their fellow stockholders.

In fiscal year 2007, the Compensation Committee granted non-qualified stock options and RSUs to each of our Named Executive Officers, and did so from the Company’s 1997 Incentive Stock Plan (the “1997 Plan”), which was previously approved by the Company’s stockholders. In general, the Company targets the value of equity awards for our executives at the 60th percentile of the benchmark data, because we believe that providing above average compensation will allow us to attract and retain talented executives in the very competitive high tech market in the Silicon Valley. However, as described above, the Compensation Committee considers a number of factors in making its compensation decisions, of which the benchmark data is only one. Accordingly, in fiscal year 2007, the value of equity awards granted to our CEO was above the target percentile due to his being below his target percentile previously, the value of equity awards granted to our CFO was below the target percentile due to his early tenure in the role, and the values of equity awards granted to our other Named Executive Officers were above the target percentile due to their length of service with the Company and/or significant expertise in key areas. We value equity awards based on the Black-Scholes valuation methodology in accordance with Financial Accounting Standard (FAS) 123R.

Stock options granted under the 1997 Plan are typically subject to a four-year vesting period (25% of the shares vest on the one-year anniversary of the date of grant and 1/48 of the shares vest on each subsequent monthly anniversary of the date of grant for the next 36 months). Restricted stock units are also typically subject to a four-year vesting period (25% of the shares vest on the one-year anniversary of the date of grant and then 25% of the shares vest on each subsequent annual anniversary of the date of grant for the next three years). All of the stock options and RSUs granted to our Named Executive Officers in fiscal year 2007 had these standard vesting terms, except as provided below.

The Compensation Committee has, from time to time, granted stock options and RSUs with vesting over less than four years. The Compensation Committee has also granted stock options and RSUs with vesting that may be accelerated upon the achievement of specific Company or business unit performance goals. In fiscal year 2007, the Compensation Committee granted four such awards to our Named Executive Officers. Mr. Carges received a ten-year service award of an RSU for 1,000 shares of the Company’s Common Stock, which vests in full on the one-year anniversary of the grant date. All employees have historically received this service award following completion of ten years of service. However, the Company now pays a cash bonus rather than issue RSUs for this service award. Mr. Ashburn, former Executive Vice President, Field Operations, received a five-year service award of a stock option to purchase 1,000 shares of the Company’s Common Stock, which vests in full on the one-year anniversary of the grant date. All employees receive this service award following completion of five years of service. In addition, for retention purposes Mr. Ashburn received an RSU for 150,000 shares of the Company’s Common Stock, which vests in full on the one-year anniversary of the grant date. Mr. Ashburn also received a stock option to purchase 75,000 shares of the Company’s Common Stock, which was to vest in full on the one-year anniversary of the grant date if certain performance objectives were met. However, in March 2007, the Compensation Committee determined that such performance objectives were not met, and thus, in accordance with the terms of that award, the award was cancelled. Finally, based on the substantial achievement of BID performance objectives for fiscal year 2007, in March 2007 the Compensation Committee accelerated the vesting of the unvested 15,000 shares of an RSU granted to Mr. Carges in December 2005.

Stock options and RSUs granted to executives are typically granted in the first or second quarter of the Company’s fiscal year. Grants to newly-hired executives are made shortly after they commence employment with the Company, and grants to executives promoted from within the Company are made shortly after the time of their promotion.

The exercise price of stock options granted under the 1997 Plan is typically the closing price of the Company’s Common Stock on the day prior to the date of grant. Since July 2006, all equity awards granted to Company employees, including Named Executive Officers and other executive officers, have been granted under the Company’s 2006 Stock Incentive Plan (the “2006 Plan”), which was approved by stockholders at the Company’s 2006 annual meeting of stockholders. The exercise price of each stock option granted under the 2006 Plan is no less than the closing price of the Company’s Common Stock on the date of grant. Vesting schedules under the 2006 Plan are essentially the same as described above for the 1997 Plan. However, the 2006 Plan provides that RSUs (and other stock awards) must vest over not less than a three-year period. Finally, in connection with the stock option review discussed below, the Company is in the process of developing a new stock option granting process, although the Company believes that the current process ensures that stock options are properly granted.

Benefits

The Company’s philosophy regarding benefits for our employees, including executives, is that they should be competitive with the market in order to attract and retain a high quality workforce, meet the diverse needs of our employees, encourage employee well-being, enable employees to plan for their future, and provide protection from catastrophic events. Except as provided below under “Perquisites,” executives are offered the same benefits as those offered to the rest of the Company’s employees. A core set of benefits is offered globally. The Company also offers additional benefits, such as life insurance and long term disability upgrades, so that employees, including executives, can purchase additional levels of coverage if they so choose.

Deferred Compensation Plan

The Company offers a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to executives, among others, that enables them to defer receipt of certain salary and cash bonus payments on a pre-tax basis. The Company does not match executive contributions to the Deferred Compensation Plan. The Deferred Compensation Plan is unfunded and unsecured by the Company, receives no preferential standing, and is subject to the same risks as any of the Company’s other general obligations. Participants select from the same investment vehicles as are available in the Company’s 401(k) plan, none of which allow for direct investment in the Company’s securities. The Company believes that offering a Deferred Compensation Plan serves the objectives of attracting and retaining talented individuals, and promotes retention by providing a long-term savings opportunity on a tax-efficient basis. It also provides executives with an additional retirement plan option. One of our Named Executive Officers participated in the Deferred Compensation Plan in fiscal year 2007.

401(k) Profit Sharing Plan

The Company offers a tax qualified 401(k) plan in which all U.S. based employees, including executives, are eligible to participate. The Company matches participant contributions at a rate of 50 cents for each dollar contributed, up to a maximum of $3,000 per participant per calendar year. Participants are not entitled to the amounts matched by the Company until they have been employed by the Company for one year. Four of our Named Executive Officers participated in the 401(k) plan in fiscal year 2007.

ESPP

The Company offers an Employee Stock Purchase Plan (“ESPP”) in which all employees (subject to limited exceptions), including executives, are eligible to participate. However, due to the stock option review described below, the ESPP was suspended for most of the second half of fiscal year 2007. The ESPP enables participants to purchase Company Common Stock at a 15% discount from the market price. Employee contributions are made through payroll deductions, and purchases are made on their behalf twice a year at approximately six month intervals. Three of our Named Executive Officers participated in the ESPP in fiscal year 2007.

Perquisites

The Company offers each employee at the vice president level and above up to $10,000 annually for financial planning and up to $2,000 annually to cover an annual physical examination. The Company believes that providing these perquisites improves our executives’ financial and physical well-being, thus benefiting the Company by reducing distractions due to personal financial planning or illness.

In limited situations, family members of our executives may accompany the executive on business trips. The Company typically pays for these trips up-front due to the mechanics of our travel procurement policy. However, the cost of such family members’ travel is deemed compensation to the executive. The Company also provides our CEO and President, Mr. Chuang, with the use of a Company car and driver for purposes of allowing Mr. Chuang to conduct business while commuting between the Company’s offices in the cities of San Francisco and San Jose, as well as when meeting with customers at their offices.

Employment (Change of Control) Agreements

The Company has entered into agreements with each of our Named Executive Officers to provide for the continuation of the Named Executive Officer’s employment for one year after a change of control of the Company (the “COC Agreements”). If within one year following a change of control (as defined in the COC Agreement) of the Company, a Named Executive Officer’s employment with the Company is terminated by the Company without cause (as defined in the COC Agreement) or by the Named Executive Officer for good reason (as defined in the COC Agreement), the Named Executive Officer will be entitled to receive a lump sum payment equal to twice (once for Mr. Carges) his base salary and twice (once for Mr. Carges) his highest bonus from the four preceding fiscal years (including the fiscal year in which the termination occurs), a lump-sum payment of his pro-rata target bonus for the fiscal year in which the termination occurs, continued health and welfare benefits and perquisites for two years (one year for Mr. Carges), outplacement assistance with a value of up to $50,000, full vesting acceleration with respect to outstanding equity awards (with options remaining exercisable for the full remaining option term), and a gross-up for golden parachute excise taxes unless a reduction of not more than

10% of the Named Executive Officer’s golden parachute safe harbor amount eliminates the excise taxes. In the event the party effectuating the change of control does not agree to assume any stock option, or similar equity-based award held by a Named Executive Officer, then all such options and awards that are unvested shall vest in full.

Executive Officer Compensation Process; Role of Compensation Consultants

The Compensation Committee reviews and determines executive compensation on an annual basis typically in the first or second quarter of each fiscal year. The Compensation Committee typically makes compensation decisions over several meetings. This process permits the Compensation Committee to request and consider information, alternatives and options from management and independent consultants. The Company’s CEO, CFO, internal legal counsel and representatives from our human resources department are typically present at such meetings and may assist the Compensation Committee in its deliberations. However, our CEO is not present at any portion of a meeting where the Compensation Committee makes decisions regarding his compensation. Similarly, the other executives do not play a role in the determination of their own compensation other than discussing their individual objectives and performance with our CEO.

In carrying out its duties, the Compensation Committee has access to outside advisers and independent compensation consultants, which it may use for recommendations, best practices and other information as it deems appropriate. In fiscal year 2007, the Compensation Committee engaged the services of one such compensation consultant, Compensia, Inc. (“Compensia”). Compensia does not provide any other significant services to the Company, and the Company engages its own compensation consultants as it deems appropriate.

Compensation of the Chief Executive Officer

Mr. Chuang has served as the CEO and President of the Company since October 2001. For fiscal year 2007, the Compensation Committee undertook a comprehensive review of his total compensation. With the assistance of its independent compensation consultant, the Compensation Committee reviewed Mr. Chuang’s current and historical cash and equity compensation, equity holdings, perquisites and contractual benefits. The Compensation Committee considered competitive market data, as well as market trends and developing best practices. The Compensation Committee also reviewed the Company’s one- and three-year financial performance compared to the peer group, and with input from the Company’s other independent directors, assessed Mr. Chuang’s leadership and individual performance. The Compensation Committee also noted Mr. Chuang’s strong leadership, the Company’s overall performance, and that Mr. Chuang’s cash and equity compensation was below competitive levels.

Based on its review, in June 2006 the Compensation Committee approved a fiscal year 2007 compensation package for Mr. Chuang that increased his annual base salary to $900,000. Mr. Chuang was also granted a stock option to purchase 700,000 shares of the Company’s Common Stock, and 233,000 RSUs. The Compensation Committee also approved a discretionary bonus of $200,000 in recognition of the Company’s financial results and Mr. Chuang’s performance in fiscal year 2006. In addition, the Compensation Committee approved Mr. Chuang’s use of a Company car and driver for purposes of allowing him to conduct business while traveling between the Company’s offices in the cities of San Francisco and San Jose, as well as when meeting with customers at their offices. In response to evolving corporate governance practices, the Compensation Committee eliminated the tax gross-up on Mr. Chuang’s imputed income from his use of the Company car and driver.

The Company has entered into a COC Agreement with Mr. Chuang to provide for the continuation of Mr. Chuang’s employment for one year after a change of control of the Company. For a description of the terms of Mr. Chuang’s COC Agreement, please see “Employment (Change of Control) Agreements” above.

Other Considerations

Stock Option Review

As discussed in the Company’s Annual Report on Form 10-K, the Audit Committee of the Board of Directors has conducted a review of our historical stock option grants. In connection with the principal conclusions of that review, the Board of Directors committed to a number of remedial measures that impacted certain of our Named Executive Officers, as well as our Board members, other executives and employees, and our overall equity award practices. In this regard, Mr. Chuang voluntarily repaid to the Company certain gains realized on exercises of stock options that the Audit Committee determined were originally mis-priced even though the Audit Committee did not find that Mr. Chuang was involved in the mis-pricing of these grants. Mr. Chuang realized a pre-tax gain of approximately $2.4 million on exercises of such options, which were granted to him in 1998 and 1999, more than two years prior to his becoming our CEO. Mr. Chuang and other directors and Named Executive Officers, as applicable, also voluntarily re-priced all of their outstanding options to the correct prices as determined by the Audit Committee. The Company does not expect to re-evaluate or recalculate compensation previously granted to any of our current or former executives in connection with the stock option review and the Company’s resulting restatement of its financial statements.

Internal Revenue Code Section 409A

Section 409A of the Internal Revenue Code imposes significant adverse tax consequences on individuals who were granted stock options that were unvested as of December 31, 2004 (or had vested in full by December 31, 2004 but were materially modified after October 3, 2004) and that have an exercise price of less than the fair market value of the underlying Common Stock on the date of grant (“discount stock options”). These tax consequences include income tax at vesting, an additional 20% federal tax, interest charges, and for California employees an equivalent 20% state tax. These adverse tax consequences can be avoided for unexercised discount stock options if the individual irrevocably elects to amend his or her discount stock options to increase the exercise price of such options to the fair market value of the underlying Common Stock on the date of grant or to exercise such stock options in specified years. For individuals who were executive officers at the time of the grants in question, IRS rules require that such action had to have been taken on or before December 31, 2006.

In December 2006, although the stock option review was not completed and no conclusions had been reached regarding which stock options would be determined to be discount stock options, the Company publicly disclosed that certain of our stock options were discount stock options. Accordingly, each of our Named Executive Officers made one of the aforementioned elections by December 31, 2006. Specifically, each of our Named Executive Officers, except Mr. Chuang and Mr. Ashburn, elected to increase the exercise price of any discount stock options granted to them while they were Section 16 officers to the fair market value on the date of grant as determined by the Audit Committee. Mr. Chuang elected to exercise all of his discount stock options, and Mr. Ashburn elected to exercise all of his stock options which vest after December 31, 2004, in specified years.

Deductibility of Executive Compensation

The Compensation Committee makes reasonable efforts to ensure that executive compensation is eligible for deductibility under Section 162(m) of the Internal Revenue Code. Section 162(m) limits the deductibility for federal income tax purposes of compensation paid to our Named Executive Officers to the extent that such compensation exceeds $1 million in any fiscal year. The Company may deduct compensation in excess of $1 million if it qualifies as “performance-based compensation” as defined in Section 162(m). However, the Compensation Committee could decide for competitive or other reasons to pay non-qualifying compensation to executives if the $1 million limit is exceeded in a given year and, therefore, the deductibility of that portion in excess of such amount would be limited. Bonuses paid under the ELT Plan do not qualify as “performance-based compensation” under Section 162(m) of the Internal Revenue Code because the ELT Plan was adopted in May

2006, which was more than ninety (90) days after the beginning of fiscal year 2007. Similarly, bonuses paid to Mr. Ashburn and Mr. Carges pursuant to their business unit performance plans do not qualify as “performance-based compensation” under Section 162(m). In fiscal year 2007, the Company was precluded from deducting an aggregate of $7.6 million relating to our Named Executive Officers under Section 162(m).

Compensation Committee Report

The Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended January 31, 2007.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Richard T. Schlosberg, III (Chairman)
Robin A. Abrams
William H. Janeway
Bruce A. Pasternack
George Reyes

Compensation Committee Interlocks and Insider Participation

During fiscal year 2007, Ms. Abrams and Messrs. Janeway, Pasternack, Reyes and Schlosberg served as members of the Compensation Committee. No interlocking relationship exists between any member of the Company’s Board of Directors or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of the Company.

Fiscal Year 2007 Summary Compensation Table

The following table presents information concerning the total compensation of the Company’s Named Executive Officers for services rendered to the Company in all capacities for the fiscal year ended January 31, 2007.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Grants ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total ($)
Alfred S. Chuang, Chairman of the Board, Chief Executive Officer and President	2007	862,500	200,000	(4)	609,603	3,000,320	929,543	227,063	(5)	5,829,029

Mark P. Dentinger, Executive Vice President and Chief Financial Officer	2007	387,500	—		538,433	559,971	309,848	16,585	(6)	1,812,337

Thomas M. Ashburn, former Executive Vice President, World Wide Field Organization	2007	482,000	—		1,678,170	867,210	284,117	23,662	(7)	3,335,159

Mark T. Carges, Executive Vice President, Business Interaction Division	2007	400,000	1,000		476,996	552,883	314,063	11,330	(8)	1,756,272

Wai M. Wong, Executive Vice President, Products	2007	455,500	—		172,847	665,617	359,423	3,966	(9)	1,657,353

(1)	Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal year 2007, in accordance with FAS 123(R), and thus includes amounts from equity awards granted in and prior to fiscal year 2007. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the Named Executive Officers.

(2)	On March 14, 2007, the Compensation Committee awarded cash bonuses to the Company’s executive officers for assisting the Company in achieving its fiscal year 2007 financial goals. Under the Company’s Senior Executive Bonus Plan, the Compensation Committee adopted an Executive Staff Bonus Plan to establish the target bonus amounts and payout criteria for the Company’s Chief Executive Officer and other executive officers. The Compensation Committee determined the bonus amounts as specified in the Executive Staff Bonus Plan based on the achievement of corporate goals, specifically bookings and margin, as well as individual goals. The amounts shown were paid in the first quarter of fiscal year 2008, with the exception of $45,000 paid in fiscal year 2007 to Mr. Ashburn for his first-half attainment of certain services bookings and margin goals and $78,000 paid in fiscal year 2007 to Mr. Carges for his first-half attainment of certain bookings and margin goals associated with the Company’s Business Interaction Division.

(3)	The Company has from time to time leased an aircraft for use by its executive officers for business purposes, and executive officers’ family members have on occasion accompanied such executive officers on such flights to business destinations. Amounts shown include commercial travel for family members accompanying Named Executive Officers on business travel for fiscal year 2007 of $11,366 for Mr. Dentinger, $13,464 for Mr. Ashburn, and $3,783 for Mr. Carges.

(4)	Represents a discretionary bonus approved by the Board of Directors in June 2006 for Mr. Chuang’s performance in fiscal year 2006.

(5)	Amounts shown include the use of a Company car and driver and other related expenses of $188,853, matching contributions under the Company’s 401(k) plan of $3,000, personal financial planning and tax preparation services of $15,545, a tax gross-up payment of $6,955 associated with tax planning services, donations of $6,800, and miscellaneous other compensation of $5,910.

(6)	Amounts shown include matching contributions under the Company’s 401(k) plan of $3,146, personal financial planning and tax preparation services of $1,100, $810 for life insurance premiums paid by the Company with respect to life insurance for the benefit of Mr. Dentinger, and miscellaneous other compensation of $163.

(7)	Amounts shown include matching contributions under the Company’s 401(k) plan of $3,000, personal financial planning and tax preparation services of $960, tax gross-up payments of $5,674 to cover applicable federal, state, and local income taxes on the portion of imputed income associated with Mr. Ashburn’s travel, and $3,564 for life insurance premiums paid by the Company with respect to life insurance for the benefit of Mr. Ashburn.

(8)	Amounts shown include personal financial planning and tax preparation services of $3,737 and $810 for life insurance premiums paid by the Company with respect to life insurance for the benefit of Mr. Carges.

(9)	Amounts shown include matching contributions under the Company’s 401(k) plan of $3,028 for Mr. Wong.

As described in footnote (2) to the Summary Compensation Table above, the Non-Equity Incentive Plan Compensation consists of the Senior Executive Bonus Plan and the Executive Staff Bonus Plan. Both plans are described more fully in the Compensation Discussion and Analysis above, including how the target bonuses percentages are determined for each Named Executive Officer and why the Company arrived at the particular performance metrics of the incentive plan-based awards. The material factors taken into consideration in the grants of stock options and restricted stock units to the Named Executive Officers are also described in detail in the Compensation Discussion and Analysis above.

Grants of Plan-Based Awards in Fiscal Year 2007

The following table presents information concerning grants of plan-based awards to each of the Named Executive Officers during the fiscal year ended January 31, 2007.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Alfred S. Chuang	6/30/06		—	—	—	—	700,000	12.93	2,985,290
	6/30/06		—	—	—	233,000	—	—	3,012,690
	N/A		—	900,000	1,350,000	—	—	—

Mark P. Dentinger	3/29/06	(2)	—	—	—	—	165,000	12.96	680,988
	3/29/06		—	—	—	55,000	—	—	701,800
	N/A		—	300,000	450,000	—	—	—

Thomas M. Ashburn	3/29/06	(2)	—	—	—	—	75,000	12.96	309,540
	9/15/06		—	—	—	—	1,000	14.66	5,012
	3/29/06		—	—	—	150,000	—	—	1,914,000
	N/A		—	375,000	562,500	—	—	—

Mark T. Carges	3/29/06	(2)	—	—	—	—	110,000	12.96	453,992
	3/1/06		—	—	—	1,000	—	—	13,160
	3/29/06		—	—	—	36,667	—	—	467,871
	N/A		—	300,000	450,000	—	—	—

Wai M. Wong	3/29/06	(2)	—	—	—	—	165,000	12.96	680,988
	3/29/06		—	—	—	55,000	—	—	701,800
	N/A		—	348,000	522,000	—	—	—

(1)	Reflects the grant date fair value of each equity award computed in accordance with FAS 123(R). The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K. These amounts do not purport to reflect the value that will be recognized by the Named Executive Officers upon sale of the underlying securities.

(2)	As a result of the stock option review the measurement date for these grants was determined to be May 4, 2006, and the related measurement price was $12.76 per share.

The Non-Equity Incentive Plans Awards are described more fully in the Compensation Discussion and Analysis above, including how the target bonuses percentages are determined for each Named Executive Officer and why the Company arrived at the particular performance metrics of the incentive plan-based awards. The material factors taken into consideration in the grants of stock options and restricted stock units to the Named Executive Officers are also described in detail in the Compensation Discussion and Analysis above.

Outstanding Equity Awards at Fiscal 2007 Year-End

The following table presents certain information concerning the grant of stock awards to each of the Named Executive Officers during the fiscal year ended January 31, 2007, including the value of the stock awards. In addition, the table includes the number of shares covered by both exercisable and unexercisable stock options outstanding as of January 31, 2007.

		Option Awards						Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alfred S. Chuang	3/19/98	156,256		—	—	6.4297	3/18/08
	3/19/98	4,167		—	—	6.4297	3/18/08
	3/17/99	16,620		—	—	3.96875	3/16/09
	3/17/99	182,556		—	—	3.96875	3/16/09
	5/17/99	1,025,860		—	—	4.32815	5/16/09
	5/17/99	11,640		—	—	4.32815	5/16/09
	12/21/00	1,000	(3)	—	—	56.50	12/21/10
	1/3/01	100	(3)	—	—	53.125	1/3/11
	4/5/01	240,448		—	—	20.9375	4/5/11
	4/5/01	9,552		—	—	20.9375	4/5/11
	11/2/01	1,500,000		—	—	11.70	11/2/11
	4/12/02	290,723		—	—	10.78	4/11/12
	4/12/02	9,277		—	—	10.78	4/11/12
	7/26/02	1,200,000		—	—	5.55	7/25/12
	3/19/03	479,166		20,834	—	11.92	3/18/13
	3/28/03	95,833		4,167	—	10.95	3/27/13
	5/25/04	500,000		250,000	—	8.25	5/25/14
	4/14/05	193,593		248,907	—	7.90	4/14/15
	6/30/06	—		700,000	—	12.93	6/29/16
	12/21/05							1,000	(3)(4)	12,330	—	—
	4/14/05							60,000		739,800	—	—
	6/30/06							233,000		2,872,890	—	—

Mark P. Dentinger	2/22/99	56,636		—	—	4.0625	2/21/09
	3/31/99	1,252		—	—	3.75	3/30/09
	1/3/01	100	(3)	—	—	53.125	1/3/11
	6/27/00	2,813		—	—	38.6094	6/27/10
	6/27/00	4,687		—	—	38.6094	6/27/10
	12/11/00	9,149		—	—	77.9375	12/11/10
	12/11/00	851		—	—	77.9375	12/11/10
	5/14/01	8,958		—	—	32.37	5/14/11
	5/14/01	1,042		—	—	32.37	5/14/11
	11/2/01	5,669		—	—	11.70	11/2/11
	5/13/02	7,680		—	—	9.29	5/12/12
	5/13/02	1,563		—	—	9.29	5/12/12
	7/26/02	21,353		—	—	5.55	7/25/12
	7/26/02	75,000	(5)	—	—	4.1625	7/25/12
	7/26/02	3,647		—	—	5.55	7/25/12
	11/12/02	100,000	(5)	—	—	5.865	11/11/12
	4/1/03	18,750		1,250	—	10.14	3/31/13
	3/3/04	1,000	(3)	—	—	13.81	3/3/14
	3/31/04	50,000		—	—	12.74	3/31/14
	5/19/04	50,000		25,000	—	8.27	5/19/14
	11/16/04	100,000	(6)	—	—	8.54	11/16/14
	3/2/05	91,666		108,334	—	8.40	3/2/15
	3/29/06	—		165,000	—	12.96	3/28/16
	3/2/05							17,500	(6)	$215,775	—	—
	11/16/04							32,500	(7)	$400,725	—	—
	4/14/05							15,000		$184,950	—	—
	3/29/06							55,000		$678,150	—	—

		Option Awards							Stock Awards
Name	Grant Date(1)	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas M. Ashburn	8/22/01	12,944	(8)	—		—	15.45	8/22/11
	8/22/01	27,056	(8)	—		—	15.45	8/22/11
	12/21/01	13,122		—		—	15.24	12/21/11
	12/21/01	286,878		—		—	15.24	12/21/11
	4/12/02	45,833		—		—	10.78	4/11/12
	4/12/02	4,167		—		—	10.78	4/11/12
	7/26/02	9,926		—		—	5.55	7/25/12
	7/26/02	50,000	(5)	—		—	2.775	7/25/12
	7/26/02	215,074		—		—	5.55	7/25/12
	3/19/03	100,000		—		—	11.92	3/18/13
	3/28/03	50,000		—		—	10.95	3/27/13
	8/25/03	100,000		—		—	12.81	8/24/13
	5/25/04	133,333		66,667		—	8.25	5/25/14
	5/25/04	100,000	(3)	—		—	8.25	5/25/14
	8/4/04	200,000	(8)	—		—	6.41	8/4/14
	4/14/05	48,125		61,875		—	7.90	4/14/15
	3/29/06	—		75,000		—	12.96	3/28/16
	9/15/06	—		1,000	(3)	—	14.66	9/14/16
	3/29/06								150,000	(3)	1,849,500	—	—
	4/14/05								18,750		231,188	—	—
	4/27/05								18,750		231,188	—	—

Mark T. Carges	3/27/97	48,000		—		—	1.50	3/27/07
	10/15/97	32,000		—		—	3.9375	10/15/07
	5/29/98	40,000		—		—	5.297	5/28/08
	5/17/99	21,472		—		—	4.32815	5/16/09
	1/3/01	100	(3)	—		—	53.125	1/3/11
	6/27/00	5,253		—		—	38.6094	6/27/10
	6/27/00	3,747		—		—	38.6094	6/27/10
	10/31/00	19,090		—		—	62.125	10/31/10
	10/31/00	910		—		—	62.125	10/31/10
	3/19/01	1,251		—		—	30.1875	3/19/11
	3/19/01	18,749		—		—	30.1875	3/19/11
	4/5/01	27,499		—		—	20.9375	4/5/11
	4/5/01	2,501		—		—	20.9375	4/5/11
	5/2/01	1,000	(3)	—		—	40.88	5/2/11
	11/2/01	848		—		—	11.70	11/2/11
	11/2/01	124,152		—		—	11.70	11/2/11
	4/12/02	45,833		—		—	10.78	4/11/12
	4/12/02	4,167		—		—	10.78	4/11/12
	7/26/02	9,925		—		—	5.55	7/25/12
	7/26/02	16,314		—		—	5.55	7/25/12
	4/1/03	37,500		2,500		—	10.14	3/31/13
	3/31/04	21,250		8,750		—	12.74	3/31/14
	5/19/04	10,000		5,000		—	8.27	5/19/14
	9/1/04	29,166		20,834		—	6.65	9/1/14
	4/14/05	32,812		42,188		—	7.90	4/14/15
	12/7/05	27,083	(6)	72,917		—	8.88	12/7/15
	3/29/06	—		110,000		—	12.96	3/28/16
	4/14/05								22,500		277,425	—	—
	3/1/06								1,000	(3)	12,330	—	—
	12/7/05								30,000	(9)	369,900	—	—
	3/29/06								36,667		452,104	—	—

Wai M. Wong	9/15/04	291,666		208,334		—	7.40	9/15/14
	4/14/05	25,440		32,710		—	7.90	4/14/15
	3/29/06	—		165,000		—	12.96	3/28/16
	4/14/05								15,000		184,950	—	—
	3/29/06								55,000		678,150	—	—

(1)	Unless otherwise indicated, all options granted to Named Executive Officers vest as follows: 25% of the shares vest on the one-year anniversary of the vesting commencement date and 1/48 of the shares vest on each subsequent monthly anniversary of the vesting commencement date for the next 36 months.

(2)	Market value of shares or units of stock that have not vested is computed by multiplying (i) $12.33, the closing price on the NASDAQ Global Select Market of the Company’s Common Stock on January 31, 2007, the last business day of fiscal year 2007, by (ii) the number of shares or units of stock.

(3)	100% vests on the one-year anniversary of the date of grant.

(4)	Mr. Chuang has deferred the vesting of these 1,000 Restricted Stock Units due to the stock option review and the Company’s inability to issue shares. The Restricted Stock Units will vest on the day after the registration statement on Form S-8, pursuant to which shares under the applicable stock incentive plan are issued, is available for the issuance of shares.

(5)	50% vests on the eighteen-month anniversary of the date of grant and 1/36 of the shares vest on each subsequent monthly anniversary of the date of grant for the next 18 months.

(6)	50% vests on the one-year anniversary of the date of grant and 50% vests on the two-year anniversary of the date of grant.

(7)	Mr. Dentinger has deferred the vesting of 16,250 Restricted Stock Units due to the stock option review and the Company’s inability to issue shares. The Restricted Stock Units will vest on the day after the registration statement on Form S-8, pursuant to which shares under the applicable stock incentive plan are issued, is available for the issuance of shares.

(8)	50% vests on the one-year anniversary of the date of grant and 1/24 of the shares vest on each subsequent monthly anniversary of the date of grant for the next 12 months.

(9)	Mr. Carges has deferred the vesting of 15,000 of these 30,000 Restricted Stock Units due to the stock option review and the Company’s inability to issue shares. The Restricted Stock Units will vest on the day after the registration statement on Form S-8, pursuant to which shares under the applicable stock incentive plan are issued, is available for the issuance of shares.

Fiscal Year 2007 Option Exercises and Stock Vested

The following table presents certain information regarding the number of shares acquired and the value realized by each of the Named Executive Officers during the fiscal year ended January 31, 2007 upon the exercise of stock options and the vesting of stock awards.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Alfred S. Chuang	12,500	127,063
	62,500	538,240
	100,000	1,020,500
	37,500	386,250
	75,000	785,625
	100,000	1,052,500
	37,500	402,188
	75,000	666,383
	32,251	273,479
	67,749	574,491
	37,500	315,889
			20,000	274,000
Mark P. Dentinger	4,243	10,183
	2,500	24,694
	5,757	27,691
	10,000	14,000
	2,500	22,219
	9,912	91,353
	5,000	44,520
	10,088	12,775
	7,500	68,194
	8,174	76,876
	21,826	198,453
			5,000	68,500
			17,500	196,700
Thomas M. Ashburn	53,190	427,041
	96,810	777,249
			6,250	83,688
			6,250	85,625
Mark T. Carges	14,004	102,229
	29,270	341,252
			7,500	102,750
Wai M. Wong			5,000	68,500

(1)	Reflects the difference between the market price of the Company’s Common Stock at the time of exercise and the exercise price of the option.

(2)	Reflects the closing price of the Company’s Common Stock on the vesting date.

Nonqualified Deferred Compensation for Fiscal Year 2007

The following table sets forth certain information concerning the non-tax-qualified deferred compensation for the Named Executive Officer who participated during the fiscal year ended January 31, 2007.

Name	Executive Contributions in Last Fiscal Year ($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Mark P. Dentinger	191,356	—	43,165	—	364,516

(1)	The Company offers a Non-Qualified Deferred Compensation Plan (the “Deferred Compensation Plan”) to executives, among others, that enables them to defer receipt of certain salary and cash bonus payments on a pre-tax basis. The Company does not match executive contributions to the Deferred Compensation Plan. The Deferred Compensation Plan is unfunded and unsecured by the Company, receives no preferential standing, and is subject to the same risks as any of the Company’s other general obligations. Participants select from the same investment vehicles as are available in the Company’s 401(k) plan, none of which allow for direct investment in the Company’s securities. The Company believes that offering a Deferred Compensation Plan serves the objectives of attracting and retaining talented individuals, and promotes retention by providing a long-term savings opportunity on a tax-efficient basis. It also provides executives with an additional retirement plan option.

(2)	None of the earnings in this column is included in the Summary Compensation table because they were not preferential or above market.

Potential Payments upon Termination or Change of Control

Termination or Change of Control Arrangements

The Company has entered into agreements with each of the Named Executive Officers to provide for the continuation of the Named Executive Officer’s employment for one year after a change of control (the “COC Agreements”) of the Company. If within one year following a change of control of the Company (as defined in the COC Agreement), a Named Executive Officer’s employment with the Company is terminated by the Company without cause (as defined in the COC Agreement) or by the Named Executive Officer for good reason (as defined in the COC Agreement), the Named Executive Officer will be entitled to receive a lump sum payment equal to twice (once for Mr. Carges) his base salary and twice (once for Mr. Carges) his highest bonus from the four preceding fiscal years (including the fiscal year in which the termination occurs), a lump-sum payment of his pro-rata target bonus for the fiscal year in which the termination occurs, continued health and welfare benefits and perquisites (see notes 2 and 3 to the table below) for two years (the “Severance Period,” such period to be one year for Mr. Carges), outplacement assistance with a value of up to $50,000, full vesting acceleration with respect to outstanding equity awards (with options remaining exercisable for the full remaining option term), and a gross-up for golden parachute excise taxes unless a reduction of not more than 10% of the Named Executive Officer’s golden parachute safe harbor amount eliminates the excise taxes. In the event the party effectuating the change of control does not agree to assume any stock option, or similar equity-based award held by a Named Executive Officer, then all such options and awards that are unvested shall vest in full.

Estimated Payments upon Termination or Change of Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the Named Executive Officers. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal year 2007 (January 31, 2007), and the price per share of the Company’s Common Stock is the closing price on the NASDAQ Global Select Market as of that date ($12.33). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

		Potential Payments upon Involuntary Termination Other than for Cause or Voluntary Termination for Good Reason
Name	Type of Benefit	With no Change in Control ($)	After Change in Control ($)
Alfred S. Chuang	Cash Severance—Salary	1,800,000	1,800,000
	Cash Severance—Bonus	2,788,630	2,788,630
	Vesting Acceleration(1)	5,749,640	5,749,640
	Continued Employee Benefits(2)	38,688	38,688
	Perquisites(3)	418,600	418,600
	Outplacement	50,000	50,000
	Tax Gross-up(4)	—	—

	Total Termination Benefits:	10,845,558	10,845,558

Mark P. Dentinger	Cash Severance—Salary	800,000	800,000
	Cash Severance—Bonus	929,543	929,543
	Vesting Acceleration(1)	1,608,690	1,608,690
	Continued Employee Benefits(2)	38,688	38,688
	Perquisites(3)	24,000	24,000
	Outplacement	50,000	50,000
	Tax Gross-up(4)	—	1,162,118

	Total Termination Benefits:	3,450,921	4,613,039

Thomas M. Ashburn	Cash Severance—Salary	1,000,000	1,000,000
	Cash Severance—Bonus	1,005,168	1,005,168
	Vesting Acceleration(1)	2,857,983	2,857,983
	Continued Employee Benefits(2)	38,688	38,688
	Perquisites(3)	24,000	24,000
	Outplacement	50,000	50,000
	Tax Gross-up(4)	—	—

	Total Termination Benefits:	4,975,839	4,975,839

Mark T. Carges	Cash Severance—Salary	400,000	400,000
	Cash Severance—Bonus	628,127	628,127
	Vesting Acceleration(1)	1,385,419	1,385,419
	Continued Employee Benefits(2)	19,344	19,344
	Perquisites(3)	12,000	12,000
	Outplacement	50,000	50,000
	Tax Gross-Up(4)	—	—

	Total Termination Benefits:	2,494,890	2,494,890

Wai M. Wong	Cash Severance—Salary	928,000	928,000
	Cash Severance—Bonus	1,117,500	1,109,490	(5)
	Vesting Acceleration(1)	2,035,092	2,035,092
	Continued Employee Benefits(2)	38,688	38,688
	Perquisites(3)	24,000	24,000
	Outplacement	50,000	50,000
	Tax Gross-Up(4)	—	—

	Total Termination Benefits:	4,193,280	4,185,270

(1)	Reflects the aggregate market value of unvested option grants and unvested stock awards. For unvested option grants, aggregate market value is computed by multiplying (i) the difference between $12.33 and the exercise price of the option, by (ii) the number of shares underlying unvested options at January 31, 2007. For unvested stock awards, aggregate market value is computed by multiplying (i) $12.33, by (ii) the number of unvested shares at January 31, 2007.

(2)	Reflects the Company’s costs to continue to provide welfare plan benefits (generally medical, prescription, dental, disability, employee life, group life, and accidental death and travel accident insurance) to the Named Executive Officer and/or his family, as applicable, for the Named Executive Officer’s Severance Period. If a Named Executive Officer becomes eligible to receive similar benefits from another employer, payments shall be reduced appropriately.

(3)	During each year of the Severance Period, each Named Executive Officer is entitled to a medical exam ($2,000), and financial planning ($10,000). In addition, during each year of the Severance Period, Mr. Chuang is entitled to an automobile and driver ($188,000), credit card fees ($2,500), and directed charitable contributions ($6,800).

(4)	Tax Gross-Up reflects additional amounts due to a Named Executive Officer to eliminate the effect of 280G excise taxation under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”). Pursuant to the COC Agreements, a gross-up is paid unless the value of all payments exceeds the 280G safe harbor by no more than 10%, in which event payments are reduced to avoid excise taxation. The gross-up calculation assumes a 46.75% tax rate, 4.82% short-term applicable federal rate, 4.53% mid-term applicable federal rate, 5.16% risk free rate, and 41% stock volatility. To the extent any arrangements were entered into within fiscal year 2007, it is assumed that the Company would successfully rebut the presumption that such arrangements are “contingent” within the meaning of the regulations promulgated under Section 280G of the Code.

(5)	Mr. Wong’s severance is reduced by $8,010 pursuant to his COC Agreement to avoid the imposition of 280G excise taxation under Section 4999 of the Code.

Director Compensation

The following table sets forth summary information concerning compensation paid or accrued for services rendered to the Company in all capacities to the non-employee members of the Company’s Board of Directors for the fiscal year ended January 31, 2007. Mr. Chuang, who is an employee, does not receive additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)		Option Awards ($)(1)(2)(3)	Total ($)
Robin A. Abrams(4)	6,575	—		22,974	29,549
L. Dale Crandall	30,000	30,000		486,105	546,105
Stewart K. P. Gross	30,000	30,000		334,441	394,441
William H. Janeway	—	65,000	(5)	401,329	466,329
Dean O. Morton	35,000	30,000		401,329	466,329
Bruce A. Pasternack	—	—		65,015	65,015
Kiran M. Patel(6)	—	—		—	—
George Reyes	30,000	30,000		463,192	523,192
Richard T. Schlosberg, III	—	65,000	(5)	457,115	522,115

(1)	Reflects the dollar amount recognized for financial statement reporting purposes (disregarding an estimate of forfeitures related to service-based vesting conditions) for fiscal year 2007, in accordance with FAS 123(R), and thus includes amounts from awards granted in and prior to fiscal year 2007. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in this Annual Report on Form 10-K. These amounts do not correspond to the actual value that will be recognized by the directors.

(2)	In fiscal year 2007, non-employee directors received the following options to purchase shares of the Company’s Common Stock:

Name	Grant Date	Number of Shares	Exercise Price Per Share ($)	Grant Date Fair Value ($)
Robin A. Abrams	11/24/2006	100,000	13.90	493,610
L. Dale Crandall	3/15/2006	50,000	11.99	350,885
Stewart K. P. Gross	3/15/2006	50,000	11.99	350,885
William H. Janeway	3/15/2006	60,000	11.99	421,062
Dean O. Morton	3/15/2006	60,000	11.99	421,062
Bruce A. Pasternack	6/12/2006	100,000	12.36	407,760
Kiran M. Patel(6)	—	—	—	—
George Reyes	3/15/2006	50,000	11.99	350,885
Richard T. Schlosberg, III	3/15/2006	60,000	11.99	421,062

(3)	As of January 31, 2007, the aggregate number of shares underlying options outstanding for each non-employee director was:

Name	Aggregate Number of Shares
Robin A. Abrams	100,000
L. Dale Crandall	250,000
Stewart K. P. Gross	250,000
William H. Janeway	280,000
Dean O. Morton	585,000
Bruce A. Pasternack	100,000
Kiran M. Patel(6)	—
George Reyes	250,000
Richard T. Schlosberg, III	160,000

(4)	Ms. Abrams joined the Board of Directors in November 2006. Her pro-rated cash payment of $6,575 for her services in fiscal year 2007 was paid in fiscal year 2008.

(5)	Stock awards with a value in excess of $30,000 were received in lieu of annual cash compensation.

(6)	Mr. Patel did not receive any compensation as a director during fiscal year 2007 because he joined the Board of Directors in February 2007.

Standard Director Compensation Arrangements

The Company uses a combination of cash and equity compensation to attract and retain qualified candidates to serve on the Board of Directors. Any change in director compensation is approved by the Board of Directors.

Cash Compensation

Non-employee directors receive annual cash fees for service on the Board of Directors and its various committees. After the beginning of the Company’s fiscal year, the Company’s non-employee directors receive the following cash compensation:

•	a cash payment of $30,000 for board membership; and

•	a cash payment of $5,000 for serving as chairman of the Audit Committee, Compensation Committee or Nominating and Governance Committee.

Directors who join the Board of Directors after the beginning of the Company’s fiscal year receive a pro-rata portion of such cash payments. Historically, including for cash fees paid in fiscal year 2007, directors were able to elect, in lieu of cash, to receive an equivalent amount in shares of the Company’s Common Stock. However, effective November 2006, directors no longer have the alternative of electing stock in lieu of cash.

Directors do not receive cash compensation for attending meetings of the Board of Directors or board committees.

Equity Compensation

Following appointment to the Board of Directors, each non-employee director receives a non-qualified stock option grant for the purchase of 100,000 shares of the Company’s Common Stock, of which 25% vests on the one-year anniversary of the date of grant, and the remainder vests monthly thereafter for three years as long as such individual continues to serve as director. After the beginning of the Company’s fiscal year, each non-employee director receives a non-qualified stock option grant for the purchase of 50,000 shares of the Company’s Common Stock, which will become fully vested on the one-year anniversary of the date of grant. Individuals serving as a committee chair will receive, in addition, a non-qualified stock option grant for the purchase of 10,000 shares of the Company’s Common Stock, which will become fully vested on the one-year anniversary of the date of grant. Directors who join the Board of Directors after the beginning of the Company’s fiscal year receive the full stock option grant. All of the above non-qualified stock options granted to non-employee directors will have an exercise price equal to 100% of the fair market value of the Company’s Common Stock on the date of grant.

Historically, non-employee directors also received annually, after the beginning of the Company’s fiscal year, a stock retainer payable in shares of the Company’s Common Stock equivalent in value to $30,000 (including for the stock retainer paid in fiscal year 2007). However, effective upon adoption of the Company’s 2006 Stock Incentive Plan in July 2006, non-employee directors will receive a restricted stock retainer equivalent in value to $30,000, with 33% of the shares vesting on the one-year anniversary of the date of grant, and 33% of the shares vesting on each subsequent annual anniversary of the date of grant over the next two years. Directors who join the Board of Directors after the beginning of the Company’s fiscal year receive a pro-rata portion of such restricted stock retainer.

Other Arrangements

The Company’s non-employee directors are reimbursed for travel and associated expenses incurred in connection with attending Board and Committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock, as of October 31, 2007, for the following:

•	Each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our Common Stock;

•	Each of our non-employee directors;

•	Each of our Named Executive Officers; and

•	All of our current directors and executive officers as a group.

	Shares Beneficially Owned(2)
Name of Beneficial Owner(1)	Number of Shares	%
5% Stockholders:
Carl Icahn and affiliated entities(3)	51,820,017	13.2
767 Fifth Avenue 47th Floor
New York, NY 10153
Private Capital Management Inc.(4)	41,684,727	10.5
8889 Pelican Bay Blvd., Suite 500
Naples, FL 34108
AMVESCAP PLC(5)	21,919,147	5.5
30 Finsbury Square
London, England EC2A 1AG

Non-Employee Directors:
Robin A. Abrams(6)	27,083	—
L. Dale Crandall(7)	258,796	0.1
Stewart K. P. Gross(8)	473,491	0.1
William H. Janeway(9)	833,756	0.2
Dean O. Morton(10)	1,155,478	0.3
Bruce A. Pasternack(11)	39,043	—
Kiran M. Patel(12)	0	—
George Reyes(13)	260,556	0.1
Richard T. Schlosberg, III(14)	132,934	—

Named Executive Officers:
Alfred S. Chuang(15)	8,921,760	2.2
Mark P. Dentinger(16)	768,815	0.2
Thomas M. Ashburn(17)	1,476,531	0.4
Mark T. Carges(18)	740,669	0.2
Wai M. Wong(19)	521,416	0.1

All current directors and executive officers as a group (17 persons)	16,522,097	4.1

*	Represents less than 1%.

(1)	Unless otherwise indicated in the table, the address for each listed person is c/o BEA Systems, Inc., 2315 North First Street, San Jose, California 95131.

(2)	The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of October 31, 2007, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. Percentage beneficially owned is based on 398,309,640 shares of Common Stock outstanding on October 31, 2007.

(3)	As indicated in various filings made with the SEC pursuant to Section 13(d) of the Exchange Act, initially on September 14, 2007, with subsequent amendments on September 20, 2007, October 2, 2007, October 3, 2007, October 10, 2007, October 12, 2007, October 26, 2007 and November 5, 2007. Such filings report that Carl C. Icahn together or with his affiliates High River Limited Partnership, Icahn Partners LP, Icahn Partners Master Fund LP, Icahn Partners Master Fund II LP and Icahn Partners Master Fund III LP, beneficially own the aggregate number of shares reported as of October 10, 2007.

(4)	As indicated in a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 14, 2007 and June 11, 2007.

(5)	As indicated in a filing made with the SEC pursuant to Section 13(g) of the Exchange Act on February 14, 2007.

(6)	Includes 27,083 shares subject to options that are exercisable within 60 days of October 31, 2007.

(7)	Includes 250,000 shares subject to options that are exercisable within 60 days of October 31, 2007.

(8)	Includes 250,000 shares subject to options that are exercisable within 60 days of October 31, 2007.

(9)	Included in the shares indicated as owned by Mr. Janeway are 251,496 shares beneficially owned by Warburg Pincus Ventures, L.P. (“WPV”) and 251,496 shares beneficially owned by Warburg Pincus & Co., a New York general partnership (“WP”), which are included because of Mr. Janeway’s affiliation with WPV and WP. Mr. Janeway disclaims beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities and Exchange Act of 1934. Shares indicated as owned by Mr. Janeway include 280,000 shares subject to options exercisable within 60 days of October 31, 2007 and 100 shares held in trust for the benefit of Mr. Janeway’s son.

(10)	Includes 585,000 shares subject to options that are exercisable within 60 days of October 31, 2007.

(11)	Includes 37,500 shares subject to options that are exercisable within 60 days of October 31, 2007.

(12)	Includes no shares subject to options that are exercisable within 60 days of October 31, 2007.

(13)	Includes 250,000 shares subject to options that are exercisable within 60 days of October 31, 2007.

(14)	Includes 126,666 shares subject to options that are exercisable within 60 days of October 31, 2007.

(15)	Includes 280,000 shares held by relatives of Mr. Chuang and 238,588 shares held by the Courtney Z. Chuang Trust, of which Mr. Chuang is the trustee. Also includes 6,039,385 shares subject to options that are exercisable within 60 days of October 31, 2007.

(16)	Includes 748,274 shares subject to options that are exercisable within 60 days of October 31, 2007.

(17)	Includes 1,468,499 shares subject to options that are exercisable within 60 days of October 31, 2007.

(18)	Includes 692,498 shares subject to options that are exercisable within 60 days of October 31, 2007.

(19)	Includes 517,203 shares subject to options that are exercisable within 60 days of October 31, 2007.

The following table summarizes the number of outstanding options, warrants and rights granted to the Company’s employees and directors, as well as the number of shares of Common Stock remaining available for future issuance, under the Company’s equity compensation plans as of January 31, 2007.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by security holders	62,139,784	(1)	12.49560	57,342,510	(2)
Equity compensation plans not approved by security holders	2,410,272	(3)	11.32287	—
Equity compensation plans assumed in connection with acquisitions	1,265,101	(4)	8.27078	—

Total(5)	65,815,157		12.3744	57,342,510

(1)	Represents shares of the Company’s Common Stock to be issued upon exercise of options outstanding under the 1995 Flexible Stock Incentive Plan and the 1997 Stock Incentive Plan, (the “1997 Plan”), which were terminated by the Board of Directors in July 2006, and the 2006 Stock Incentive Plan (the “2006 Plan”).

(2)	Includes shares of the Company’s Common Stock authorized for future issuance under the 1997 Employee Stock Purchase Plan, and 2,098,346 shares canceled under the 1997 Stock Incentive Plan that, per the 2006 Plan, can be used to increase the number of shares available to grant in the 2006 Plan.

(3)	Represents shares of the Company’s Common Stock to be issued upon exercise of options outstanding under the 2000 Non-Qualified Stock Incentive Plan (the “2000 Non-Qualified Plan”), which was terminated by the Board of Directors in July 2006.

(4)	As of January 31, 2007, options and rights to purchase an aggregate of 1,265,101 shares of the Company’s Common Stock at a weighted average exercise price of $8.27078 were outstanding under the following equity compensation plans, which options and rights were assumed in connection with acquisition transactions: CrossGain Corporation Amended and Restated 2000 Stock Plan, Theory Center Amended and Restated 1999 Stock Option/Stock Issuance Plan, WebLogic, Inc. 1996 Stock Plan and Westside.com, Inc. 1999 Amended and Restated Stock Option Plan, and the Plumtree Software, Inc. 1997 Equity Incentive Plan and 2002 Stock Plan. No further grants or awards will be made under the assumed equity compensation plans.

(5)	The weighted average term to expiration for outstanding options, warrants and rights was 6.37 years as of January 31, 2007. Outstanding options, warrants and rights do not include dividend equivalent rights. Outstanding awards under the 1995 Plan may only be transferred upon death by will or by the laws of descent and distribution. Outstanding awards (other than incentive stock options) under the 1997 Plan may be transferred to the extent provided in an individual award agreement. Outstanding awards under the 2000 Non-Qualified Plan may be transferred upon death of the grantee or, during the lifetime of the grantee, only by gift or pursuant to a domestic relations order and solely to members of the grantee’s immediate family. Outstanding awards under the 2006 Plan may be transferred upon death of the grantee or, if permitted by the Compensation Committee, during the lifetime of the grantee, to the extent and in the manner permitted by the Compensation Committee, or pursuant to a domestic relations order. To date, the Compensation Committee has not permitted any such transfers.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Related Party Transactions

The Company’s Code of Conduct and Ethics provides that transactions between or among the Company and any related parties requires the prior written approval of the Company’s Chief Financial Officer. The most significant related party transactions, particularly those involving our directors and officers, must be reviewed and approved in writing in advance by our Board of Directors. Any related party transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC.

Related Party Transactions

The Company has entered into indemnification agreements with its directors and certain of its executive officers. The indemnification agreements provide, among other things, that the Company will indemnify its directors and executive officers, under the circumstances and to the extent provided therein, for expenses, damages, judgments, fines and settlements each may be required to pay in actions or proceedings which any of them may be made a party by reason of their positions as a director, executive officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company’s bylaws.

Independence of the Board of Directors

The Board of Directors has determined that, with the exception of Alfred S. Chuang, the Company’s Chief Executive Officer and President, all of its other members are “independent directors” as that term is defined in the Nasdaq listing standards. Such independence definition includes a series of objective tests, including that the director is not an employee of the Company and has not engaged in various types of business dealings with the Company. In addition, as further required by the NASDAQ listing standards, the Board of Directors has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The independent directors meet regularly in executive session, without members of management present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accounting Fees and Services

The following table presents fees billed for professional audit services and other services rendered to the Company by Ernst & Young LLP for the fiscal years ended January 31, 2006 and January 31, 2007.

	Fiscal 2007	Fiscal 2006
Audit Fees(1)	$10,192,000	$4,149,000
Audit-Related Fees(2)	—	157,000
Tax Fees(3)	1,688,000	595,000
All Other Fees(4)	1,453,000	1,374,000

Total	$13,333,000	$6,275,000

(1)	Audit fees include fees associated with the audit of the annual consolidated financial statements, the reviews of unaudited interim consolidated financial statements included in quarterly reports on Form 10-Q, statutory audits required internationally, issuance of consents and reports filed with the SEC, the review of the independent investigation into the Company’s historical stock option practices, the audit of internal control over financial reporting and attestation relating to Section 404 of the Sarbanes-Oxley Act of 2002 and accounting consultations in connection with or arising as a result of the audits and quarterly review of the financial statements.

(2)	Audit-related fees for the fiscal year ended January 31, 2006 related to accounting advice on a transaction that was not completed.

(3)	Tax fees consist of fees for professional services rendered for tax compliance, tax advisory and tax planning (domestic and international) services. These services include assistance regarding federal, state and international tax compliance and tax planning.

(4)	All other fees primarily include services rendered in connection with the Company’s revenue contract compliance customer audit program.

Pre-Approval of Audit and Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm. Under the policy, pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is subject to a specific budget. In addition, the Audit Committee may also pre-approve particular services on a case-by-case basis. For each proposed service, the independent registered public accounting firm is required to provide detailed back-up documentation at the time of approval.

During the fiscal years ended January 31, 2006 and 2007, the Audit Committee pre-approved all audit and non-audit services and fees of Ernst & Young LLP.

PART IV

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

(3) Exhibits

Exhibit	Description

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

3.2	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 16, 2002, Commission File No. 000-22369)

4.1	Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G, filed on October 1, 2001, Commission File No. 000-22369)

4.2	Amendment No. 1 to the Preferred Stock Rights Agreement, dated January 15, 2003 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G/A, filed on January 22, 2003, Commission File No. 000-22369)

4.3	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on January 31, 1997, Commission File No. 333-20791)

4.4	Form of Indenture Agreement for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

4.5	Form of Promissory Note for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

4.6	Form of Purchase Agreement for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

4.7	Form of Registration Rights Agreement for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

Exhibit	Description

10.1	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2, filed on April 3, 1997, Commission File No. 333-20791)

10.2	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, California, dated December 26, 1997 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB, filed on April 30, 1998, Commission File No. 000-22369)

10.3	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, California, dated December 26, 1997 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB, filed on April 30, 1998, Commission File No. 000-22369)

10.4	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, California, dated September 24, 1999 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

10.5	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, California, dated March 15, 2000 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

10.6	Credit Agreement between the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto, dated July 31, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)

10.7	Waiver No. 1 to the Credit Agreement, dated October 6, 2006, among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)

10.8	Waiver No. 2 to the Credit Agreement, dated December 8, 2006, among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto

10.9	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form SB-2, filed on January 31, 1997, Commission File No. 333-20791)*

10.10	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2006, Commission File No. 000-22369)*

10.11	Registrant’s 1997 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2001, Commission File No. 000-22369)*

10.12	Forms of agreement under the Registrant’s 1997 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

Exhibit	Description

10.13	Registrant’s 2000 NonQualified Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)*

10.14	Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission File No. 000-22369)*

10.15	Senior Executive Bonus Plan, effective July 19, 2006 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission File No. 000-22369)*

10.16	Form of Amended and Restated Employment Agreement between the Registrant and Alfred S. Chuang, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2004, Commission File No. 000-22369)*

10.17	Compensation Agreement dated June 30, 2006 between the Registrant and Alfred S. Chuang (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.18	Form of Employment Agreement between the Registrant and Mark P. Dentinger, dated February 24, 2005 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2005, Commission File No. 000-22369)*

10.19	Compensation Letter dated March 22, 2006 between the Registrant and Mark P. Dentinger (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.20	Form of Employment Agreement between the Registrant and Wai M. Wong, dated September 1, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 18, 2005, Commission File No. 000-22369)*

10.21	Compensation Letter dated March 22, 2006 between the Registrant and Wai M. Wong (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.22	Form of Amended and Restated Employment Agreement between the Registrant and Thomas M. Ashburn, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2004, Commission File No. 000-22369)*

10.23	Employment Agreement effective as of May 1, 2006 between the Registrant and Thomas M. Ashburn (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2006, Commission File No. 000-22369)*

10.24	Form of Amended and Restated Employment Agreement between the Registrant and Mark T. Carges, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed on April 18, 2005, Commission File No. 000-22369)*

10.25	Compensation Letter dated March 22, 2006 between the Registrant and Mark T. Carges (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.26	Form of Amended and Restated Employment Agreement between the Registrant and Jeanne Wu, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed on April 18, 2005, Commission File No. 000-22369)*

10.27	Form of Amended and Restated Employment Agreement between the Registrant and William M. Klein, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2004, Commission File No. 000-22369)*

Exhibit	Description

10.28	Compensation Letter dated March 22, 2006 between the Registrant and William M. Klein (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.29	Employment Agreement between the Registrant and David L. Gai, dated September 1, 2004*

10.30	Form of Resale Restriction Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2006, Commission File No. 000-22369)*

10.31	BEA Systems, Inc. Stock Option Exercise Price Increase Election Form (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

10.32	BEA Systems, Inc. Stock Option Election Form for Individuals Who Exercised Discount Options in 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

10.33	BEA Systems, Inc. Stock Option Fixed Date Exercise Election Form (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

11.1	Statement re: computation of income (loss) per share (included on page 149 of this Annual Report)

12.1	Ratio of Earnings to Fixed Charges

14.1	Financial Officer Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2004, Commission File No. 000-22369)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page)

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEA SYSTEMS, INC.

By:	/s/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

November 14, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Alfred S. Chuang and Mark P. Dentinger, and each one of them individually, as his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on its behalf by the undersigned in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED S. CHUANG Alfred S. Chuang	Chief Executive Officer, President and Chairman of the Board	November 14, 2007

/s/ MARK P. DENTINGER Mark P. Dentinger	Executive Vice President and Chief Financial Officer	November 14, 2007

/s/ ROBIN A. ABRAMS Robin A. Abrams	Director	November 14, 2007

/s/ L. DALE CRANDALL L. Dale Crandall	Director	November 14, 2007

/s/ STEWART K. P. GROSS Stewart K. P. Gross	Director	November 14, 2007

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	November 14, 2007

/s/ DEAN O. MORTON Dean O. Morton	Director	November 14, 2007

Signature	Title	Date

/s/ BRUCE A. PASTERNACK Bruce A. Pasternack	Director	November 14, 2007

/s/ KIRAN M. PATEL Kiran M. Patel	Director	November 14, 2007

/s/ GEORGE REYES George Reyes	Director	November 14, 2007

/s/ RICHARD T. SCHLOSBERG, III Richard T. Schlosberg, III	Director	November 14, 2007

BEA SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year Ended January 31, 2007, 2006 and 2005

(in thousands)

	Balance at beginning of period	Additions to the allowance recorded as general and administrative expense	Additions to the allowance recorded as reductions of revenue	Deductions(i)	Balance at end of period
January 31, 2007
Allowance for doubtful accounts	$9,350	$—	$8,594	$(6,531)	$11,413
January 31, 2006
Allowance for doubtful accounts	$9,379	$—	$3,618	$(3,647)	$9,350
January 31, 2005
Allowance for doubtful accounts	$10,550	$308	$2,513	$(3,992)	$9,379

(i)	Uncollectible accounts written off, net of recoveries.

Exhibit	Description
3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

3.2	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 16, 2002, Commission File No. 000-22369)

4.1	Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G, filed on October 1, 2001, Commission File No. 000-22369)

4.2	Amendment No. 1 to the Preferred Stock Rights Agreement, dated January 15, 2003 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G/A, filed on January 22, 2003, Commission File No. 000-22369)

4.3	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on January 31, 1997, Commission File No. 333-20791)

4.4	Form of Indenture Agreement for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

4.5	Form of Promissory Note for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

4.6	Form of Purchase Agreement for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

4.7	Form of Registration Rights Agreement for the 4% Convertible Subordinated Notes due December 15, 2006 (incorporated herein by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3, filed on March 13, 2000, Commission File No. 333-32348)

10.1	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2, filed on November 3, 1997, Commission File No. 333-20791)

10.2	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, California, dated December 26, 1997 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB, filed on November 30, 1998, Commission File No. 000-22369)

10.3	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, California, dated December 26, 1997 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB, filed on November 30, 1998, Commission File No. 000-22369)

10.4	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, California, dated September 24, 1999 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

Exhibit	Description
10.5	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, California, dated March 15, 2000 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

10.6	Credit Agreement between the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto, dated July 31, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14,, 2007, Commission File No. 000-22369)

10.7	Waiver No. 1 to the Credit Agreement, dated October 6, 2006, among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)

10.8	Waiver No. 2 to the Credit Agreement, dated December 8, 2006, among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto

10.9	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form SB-2, filed on January 31, 1997, Commission File No. 333-20791)*

10.10	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2006, Commission File No. 000-22369)*

10.11	Registrant’s 1997 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2001, Commission File No. 000-22369)*

10.12	Forms of agreement under the Registrant’s 1997 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.13	Registrant’s 2000 NonQualified Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)*

10.14	Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission File No. 000-22369)*

10.15	Senior Executive Bonus Plan, effective July 19, 2006 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission File No. 000-22369)*

10.16	Form of Amended and Restated Employment Agreement between the Registrant and Alfred S. Chuang, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on November 15, 2004, Commission File No. 000-22369)*

10.17	Compensation Agreement dated June 30, 2006 between the Registrant and Alfred S. Chuang (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

Exhibit	Description
10.18	Form of Employment Agreement between the Registrant and Mark P. Dentinger, dated February 24, 2005 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, filed on February 24, 2005, Commission File No. 000-22369)*

10.19	Compensation Letter dated March 22, 2006 between the Registrant and Mark P. Dentinger (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.20	Form of Employment Agreement between the Registrant and Wai M. Wong, dated September 1, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on November 18, 2005, Commission File No. 000-22369)*

10.21	Compensation Letter dated March 22, 2006 between the Registrant and Wai M. Wong (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.22	Form of Amended and Restated Employment Agreement between the Registrant and Thomas M. Ashburn, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on November 15, 2004, Commission File No. 000-22369)*

10.23	Employment Agreement effective as of May 1, 2006 between the Registrant and Thomas M. Ashburn (incorporated herein by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on November 14, 2006, Commission File No. 000-22369)*

10.24	Form of Amended and Restated Employment Agreement between the Registrant and Mark T. Carges, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K, filed on November 18, 2005, Commission File No. 000-22369)*

10.25	Compensation Letter dated March 22, 2006 between the Registrant and Mark T. Carges (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.26	Form of Amended and Restated Employment Agreement between the Registrant and Jeanne Wu, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed on November 18, 2005, Commission File No. 000-22369)*

10.27	Form of Amended and Restated Employment Agreement between the Registrant and William M. Klein, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on November 15, 2004, Commission File No. 000-22369)*

10.28	Compensation Letter dated March 22, 2006 between the Registrant and William M. Klein (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 14, 2007, Commission File No. 000-22369)*

10.29	Employment Agreement between the Registrant and David L. Gai, dated September 1, 2004*

10.30	Form of Resale Restriction Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2006, Commission File No. 000-22369)*

10.31	BEA Systems, Inc. Stock Option Exercise Price Increase Election Form (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

10.32	BEA Systems, Inc. Stock Option Election Form for Individuals Who Exercised Discount Options in 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

Exhibit	Description
10.33	BEA Systems, Inc. Stock Option Fixed Date Exercise Election Form (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

11.1	Statement re: computation of income (loss) per share (included on page 149 of this Annual Report)

12.1	Ratio of Earnings to Fixed Charges

14.1	Financial Officer Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed on November 15, 2004, Commission File No. 000-22369)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page)

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.