Form 10-Q
period 2007-04-30
BEA SYSTEMS INC
filed 2007-11-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

BEA SYSTEMS, INC.

Explanatory Note

Restatement of Financial Information. In this Quarterly Report on Form 10-Q as of and for the quarter ended April 30, 2007, BEA Systems, Inc. (the “Company” or “we”) restated its Condensed Consolidated Statements of Income and Cash Flows for the three months ended April 30, 2006 as a result of an independent stock option review initiated by the Company’s Board of Directors and conducted by its Audit Committee. This restatement is more fully described in Note 2, “Restatement of Consolidated Financial Statements,” to Condensed Consolidated Financial Statements and in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In our Annual Report on Form 10-K as of and for the year ended January 31, 2007, we have restated our Consolidated Balance Sheet as of January 31, 2006 and our Consolidated Statements of Income and Comprehensive Income, Shareholders’ Equity and Cash Flows for each of the fiscal years ended January 31, 2006 and 2005.

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

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended April 30,
	2007	2006 As Restated (1)
Revenues:
License fees	$114,647	$132,404
Services	231,198	190,832

Total revenues	345,845	323,236

Cost of revenues:
Cost of license fees	19,745	15,252
Cost of services	70,710	62,930

Total cost of revenues	90,455	78,182

Gross profit	255,390	245,054
Operating expenses:
Sales and marketing	128,885	120,950
Research and development	61,214	54,976
General and administrative	38,154	30,076
Acquisition–related in-process research and development	—	2,700

Total operating expenses	228,253	208,702

Income from operations	27,137	36,352
Interest and other, net:
Interest expense	(3,166)	(6,024)
Net gains on sale of equity investments	910	10,972
Interest income and other	16,614	10,677

Total interest and other, net	14,358	15,625

Income before provision for income taxes	41,495	51,977
Provision for income taxes	12,057	16,883

Net income	29,438	35,094
Other comprehensive income:
Foreign currency translation adjustments	2,308	2,900
Unrealized gain on available-for-sale investments, net of income taxes	298	684

Comprehensive income	$32,044	$38,678

Net income per share:
Basic	$0.07	$0.09

Diluted	$0.07	$0.09

Number of shares used in per share calculations:
Basic	398,310	388,240

Diluted	412,610	403,060

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	April 30, 2007 (unaudited)	January 31, 2007 (audited*)
ASSETS
Current assets:
Cash and cash equivalents	$942,917	$867,294
Restricted cash	1,413	1,413
Short-term investments	342,350	313,941
Accounts receivable, net	305,380	394,799
Deferred tax assets	128,882	56,767
Prepaid expenses and other current assets	49,818	46,126

Total current assets	1,770,760	1,680,340
Long-term investments	48,913	93,528
Property and equipment, net	188,664	144,471
Goodwill, net	233,226	233,998
Acquired intangible assets, net	55,834	67,959
Long-term restricted cash	2,371	2,372
Long-term deferred tax asset	112,602	166,027
Other long-term assets	9,858	10,147

Total assets	$2,422,228	$2,398,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,119	$27,521
Accrued liabilities	98,922	93,507
Restructuring obligations	2,000	3,089
Accrued payroll and related liabilities	71,100	105,797
Accrued income taxes	18,632	120,156
Deferred revenues	434,722	449,282
Deferred tax liabilities	4,788	4,788
Current portion of notes payable and other obligations	607	1,302

Total current liabilities	661,890	805,442
Long-term income tax liabilities	130,456	—
Notes payable and other long-term obligations	230,735	228,790

Commitments and contingencies
Stockholders’ equity:
Common stock	456	456
Additional paid-in capital	1,915,017	1,902,657
Treasury stock, at cost	(478,249)	(478,249)
Accumulated deficit	(52,844)	(72,416)
Accumulated other comprehensive income	14,767	12,162

Total stockholders’ equity	1,399,147	1,364,610

Total liabilities and stockholders’ equity	$2,422,228	$2,398,842

* Note:	The condensed consolidated balance sheet at January 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended April 30,
	2007	2006 As Restated (1)
Operating activities:
Net income	$29,438	$35,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,572	5,819
Stock-based compensation expense	12,169	15,385
Excess tax benefit from stock-based payment arrangements	(18)	(3,315)
Amortization and impairment charges related to acquired intangible assets	12,867	8,697
Acquisition–related in-process research and development	—	2,700
Changes in operating assets and liabilities	34,331	37,257
Other	720	548

Net cash provided by operating activities	95,079	102,185

Investing activities:
Purchases of land, building and property and equipment	(148,257)	(4,867)
Proceeds from sale of land	105,547	—
Payments for acquisitions, net of cash acquired	459	(79,795)
Purchases of available-for-sale short-term investments	(124,930)	(114,467)
Proceeds from maturities of available-for-sale short-term investments	54,047	31,580
Proceeds from sales of available-for-sale short-term investments	88,236	175,301

Net cash (used in) provided by investing activities	(24,898)	7,752

Financing activities:
Repurchase of short-term convertible subordinated notes	—	(208,562)
Excess tax benefit from stock-based payment arrangements	18	3,315
Net proceeds received for employee stock purchases	—	46,763

Net cash provided by (used in) financing activities	18	(158,484)

Net increase (decrease) in cash and cash equivalents	70,199	(48,547)
Effect of exchange rate changes on cash and cash equivalents	5,424	2,740
Cash and cash equivalents at beginning of period	867,294	1,017,772

Cash and cash equivalents at end of period	$942,917	$971,965

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (referred herein as “we”, “us”, “BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the three months ended April 30, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2008 (“Fiscal 2008”) or thereafter.

The condensed consolidated balance sheet at January 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

Facilities Consolidation Charges.

In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at April 30, 2007. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of income in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to April 30, 2007, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $9.5 million, which exceeds the accrued balance at April 30, 2007 by $2.1 million.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $226.7 million are realizable based on the “more likely than not” standard required for recognition.

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

Projects funded by third parties

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction of our operating expenses.

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

Effect of new accounting pronouncements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in Generally Accepted Accounting Principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt this statement effective February 1, 2008. We do not believe the adoption of FAS 157 will have a material impact on our consolidated financial position, results of operations and cash flows

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of February 1, 2007, as required. Upon initial adoption, the cumulative effect of applying the provisions of FIN 48 is an increase in tax liabilities of $9.9 million. This was reported as an adjustment to the opening balance of retained earnings. There may be an increase in the effective income tax rate in future years along with greater volatility due to the adoption of FIN 48.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted effective February 1, 2007. FAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of FAS 158 effective February 1, 2009. Based upon our April 30, 2007 balance sheet and with insignificant foreign pension plan obligations, the adoption of FAS 158 did not have a material impact on our results of operations and financial position.

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

Note 2. Restatement of Consolidated Financial Statements

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

Stock Option Grant Analysis

Prior to February 1, 2006, we accounted for stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee (“APB 25”) APB 25 defines the measurement date for determining stock-based compensation expense as the first date on which both (1) the number of shares that an individual employee is entitled to receive, and (2) the option or purchase price, are known.

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

Although the Company’s stock administration function implemented the appropriate NIC tax withholding upon exercise of a U.K. employee’s stock options subject to the tax transfer, the Company’s local payroll department mistakenly reimbursed the withheld amount to each employee in a subsequent payroll cycle. The Company continued this practice through August 22, 2006. The Company has concluded that, per EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), because the Company in substance provided the employee with a cash bonus tied to the intrinsic value of the options upon exercise, the exercise price of these options was not fixed, and the Company must apply variable accounting to each stock option granted to employees in the U.K. in the period in which the Company maintained this practice. Accordingly, 1,413 grants totaling 5.0` million stock options granted from May 1, 2001 through January 31, 2006 were subject to variable accounting. The Company has recognized net incremental stock-based compensation expense of $4.3 million net of forfeitures and adjustments to remeasure the award at intrinsic value on a pre-tax basis through January 31, 2006.

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

The Company has recognized net stock-based compensation expense of $3.4 million net of forfeitures on a pre-tax basis through Q1 of fiscal year 2004, which is the fiscal period in which this variable award ceased based on the termination of the Section 16 officer.

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

The Company analyzed the circumstances surrounding all 5,148 terminations from April 1997 through June 2006, which included the review of 1,273 termination agreements, of which eight were for Section 16 officers. The Company concluded that the terms and conditions of 975 termination agreements, eight of which were for Section 16 officers, resulted in modifications of the underlying stock options. Although these arrangements embody the terms and conditions of the termination of the employee from the Company, the Company did not have adequate business processes to ensure that the terms and conditions of such arrangements were communicated to the accounting and finance personnel for appropriate consideration. The Company has recognized incremental stock-based compensation expense related to these modifications of $98.5 million, $44.8 million on a pre-tax basis related to the eight modifications for Section 16 officers and $53.7 million related to 967 modifications for rank-and-file employees.

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

Grant Modifications-Active Employees. In some circumstances the Company modified grants to active employees. These modifications fall into four categories, and the total compensation expense associated with these modifications is $4.3 million net of forfeitures on a pre-tax basis.

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

In the second circumstance, certain employees were (1) granted options, for five grants, that were subsequently cancelled and either immediately or shortly thereafter reissued at a lower price; (2) granted additional options, for five grants, immediately or shortly after an initial grant, at a lower price than the initial grant, and the initial grant was immediately or shortly thereafter cancelled; and (3) granted options, for 43 grants to 32 grant recipients, of which the Company concluded that 19 were modifications, that were subsequently modified through a change in price after the initial entry into Equity Edge. Under GAAP this cancellation and replacement is a re-pricing that requires compensation expense to be recognized and adjusted quarterly for as long as the re-priced option remains outstanding. The Company failed to record this expense. The Company has recognized incremental stock-based compensation expense associated with such modifications of $1.0 million net of forfeitures on a pre-tax basis in the period of modification.

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

In the fourth circumstance, there was one instance of a change to the vesting schedule of a rank-and-file employee. Such an arrangement constitutes a modification to the original option grants and compensation expense must be recognized over the required service period, which the Company did not do. The Company has recognized incremental stock-based compensation expense associated with such a modification of $0.4 million on a pre-tax basis commencing in the period of modification.

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

The Company performed a grant-by-grant examination of all options requiring measurement date changes and calculated the requisite employment taxes that should have been accrued upon subsequent exercise of the ISOs that should have been NQSOs. The Company concluded that the liability for (1) under-withheld employee income taxes, (2) employer and employee-borne employment taxes; and (3) all respective interest and penalties should be recorded in the period these liabilities arose as evaluated under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). However, for the fiscal years 1998 through 2003, the corresponding statute of limitations expired before the amounts were paid and therefore, the liabilities were reversed as the corresponding statute of limitations expired. The Company intends to assume the employees’ remaining obligation for these taxes.

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

The Company concluded that the expense associated with discharging its employees’ 409A exposure for all periods through December 31, 2006 should be reflected in the Company’s fiscal Q1 of 2008 financial statements since that is the period in which the Company made the decision to assume these obligations. The Company accrued $4.9 million on a pre-tax basis in Q1FY08 in estimation of the amount of these obligations.

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

Therefore, the reduction in goodwill and intangible assets as a result of the additional stock-based compensation reduced the related amortization of those intangibles by $11.4 million. These intangible assets that were adjusted were fully amortized by January 31, 2006.

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

Summary of Stock-Based Compensation Adjustments and Related Issues

The summary of the incremental stock-based compensation after considering forfeitures and related issues on a pre-tax and after tax basis for the fiscal years ended January 31, 1998 through January 31, 2006 from the review is as follows (in thousands):

Fiscal Year	Pre-Tax Expense (Income)	After Tax Expense (Income)
1998	$827	$827
1999	2,983	2,983
2000	29,754	29,752
2001	185,125	159,272
2002	109,399	100,347
2003	66,623	42,961
2004	42,701	10,638

Subtotal	437,412	346,782
2005	(10,662)	(14,641)
2006	(2,762)	(427)

Total	$423,988	$331,714

Effects of Restatement Adjustments

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

The following tables present the effects of adjustments made to our previously reported selected quarterly financial information (in thousands, except for per share amounts):

	Three months ended April 30, 2006
	As previously reported	Adjustments	As restated
Revenues:
License fees	$132,404	$—	$132,404
Services	190,832	—	190,832

Total revenues	323,236	—	323,236
Cost of revenues:
Cost of license fees	15,266	(14)	15,252
Cost of services	63,576	(646)	62,930

Total cost of revenues	78,842	(660)	78,182

Gross profit	244,394	660	245,054
Operating expenses:
Sales and marketing	122,217	(1,267)	120,950
Research and development	55,699	(723)	54,976
General and administrative	30,178	(102)	30,076
Facilities consolidation	—	—	—
Acquisition-related in-process research and development	2,700	—	2,700

Total operating expenses	210,794	(2,092)	208,702

Income from operations	33,600	2,752	36,352
Interest and other, net:
Interest expense	(6,024)	—	(6,024)
Net gains on sale of equity investments	10,972	—	10,972
Interest income and other	10,677	—	10,677

Total interest and other, net	15,625	—	15,625

Income before provision for income taxes	49,225	2,752	51,977
Provision for income taxes	13,971	2,912	16,883

Net income	$35,254	$(160)	$35,094

Net income per share:
Basic	$0.09	—	$0.09
Diluted	$0.09	—	$0.09

	As of April 30, 2006
	As previously reported	Adjustments	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$971,965	$—	$971,965
Restricted cash	1,666	—	1,666
Short-term investments	297,325	—	297,325
Accounts receivable, net of allowance for doubtful accounts	242,461	—	242,461
Prepaid expenses and other current assets	89,647	(2,993)	86,654

Total current assets	1,603,064	(2,993)	1,600,071
Long-term investments	45,490	—	45,490
Property and equipment, net	341,991	—	341,991
Goodwill, net	207,501	(7,288)	200,213
Acquired intangible assets, net	88,540	—	88,540
Long-term restricted cash	2,644	—	2,644
Other long-term assets	37,926	(413)	37,513

Total assets	$2,327,156	$(10,694)	$2,316,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,019	$—	$24,019
Accrued liabilities	93,386	2,837	96,223
Restructuring obligations	3,198	—	3,198
Accrued payroll and related liabilities	72,742	—	72,742
Accrued income taxes	74,696	287	74,983
Deferred revenue	365,003	—	365,003
Convertible subordinated notes	255,250	—	255,250
Current portion of notes payable and other obligations	933	—	933

Total current liabilities	889,227	3,124	892,351
Long-term deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,632	—	227,632
Convertible subordinated notes	—	—	—
Commitments and contingencies
Stockholders’ equity:
Common stock	449	—	449
Additional paid-in capital	1,390,050	318,053	1,708,103
Treasury stock, at cost	(478,249)	—	(478,249)
Retained earnings/(Accumulated deficit)	290,052	(331,871)	(41,819)
Accumulated other comprehensive income	6,712	—	6,712

Total stockholders’ equity	1,209,014	(13,818)	1,195,196

Total liabilities and stockholders’ equity	$2,327,156	$(10,694)	$2,316,462

Note 3. Business Combinations

Fiscal 2007 Acquisitions

Flashline, Inc.

On August 22, 2006, the Company paid cash consideration to acquire all the outstanding shares of Flashline, Inc., a privately held software company headquartered in Cleveland, Ohio. Flashline, Inc.’s product is a metadata repository that provides enterprise-wide visibility into an organization’s software assets to help reduce IT costs and improve business agility. The enterprise metadata repository capabilities of Flashline, Inc.’s product, together with UDDI service registry, BEA AquaLogic Service Registry, provide a complete metadata management solution. It gives BEA customers the capability to manage and govern the full SOA lifecycle, from planning and design through runtime and maintenance.

Flashline has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values as of August 22, 2006 and adjusted as necessary for changes in estimates through April 30, 2007. The total preliminary purchase price is $43.6 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Flashline	$43,014
Estimated acquisition related transaction costs	606

Total preliminary purchase price	$43,620

Preliminary Purchase price allocation

The total purchase price has been allocated to Flashline’s net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2006, and have been adjusted as necessary for changes in estimates through April 30, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that were not yet finalized related to certain income and non-income based taxes and residual goodwill. In addition, upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the preliminary purchase price allocation (in thousands):

As of April 30, 2007
Cash and short-term investments	$176
Accounts receivable	262
Deferred Tax Asset	6,109
Intangible assets, net	7,100
Goodwill	29,227
Accounts payable and other accrued liabilities	(579)
Notes Payable and other long-term liabilities	(120)
Deferred revenue	(255)
In-process research and development	1,700

Total preliminary purchase price	$43,620

The acquisition IPR&D, which was valued at $1.7 million, related primarily to the Flashline enhancement projects and had not yet reached technological feasibility and has no alternative future use upon acquisition. Consequently, the valuation of IPR&D was written off to the income statement as of August 22, 2006.

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

Fuego, Inc.

On February 28, 2006, the Company paid cash consideration to acquire all the outstanding shares of Fuego, Inc. (“Fuego”), a privately held software company headquartered in Plano, Texas. Fuego specializes in providing Service Oriented Architecture software to help companies manage business processes. The Fuego software has become a part of the BEA AquaLogic product family and serves as the foundation of the new BEA AquaLogic Business Service Interaction product line. The Fuego acquisition (the “Fuego Acquisition”) has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values as of February 28, 2006, and adjusted as necessary for changes in estimates through February 28, 2007.

The total purchase price is $88.4 million, including the acquisition related transaction costs, and is comprised of (in thousands):

Purchase Price
Acquisition consideration for Fuego	$86,036
Acquisition related transaction costs	2,383

Total purchase price	$88,419

Purchase price allocation

The total purchase price has been allocated to Fuego’s net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2006, and adjusted as necessary for changes in estimates through April 30, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. In addition, upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the purchase price allocation (in thousands):

As of April 30, 2007
Cash and short-term investments	$5,821
Accounts receivable, net	3,481
Prepaids and other current assets	212
Fixed assets	44
Deferred tax asset	7,276
Intangible assets, net	18,300
Goodwill	54,878
Accounts payable and other accrued liabilities	(2,400)
Deferred revenue	(1,893)
In-process research and development	2,700

Total preliminary purchase price	$88,419

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

Deferred revenue

In allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Fuego’s February 28, 2006 deferred support revenue by $0.3 million to reflect an ending balance of $1.6 million, which represents the estimate of the fair value of the support obligation assumed. As a result of the adjustments to record Fuego’s support obligations assumed at fair value, $0.3 million of customer support revenues that would have been otherwise recorded by Fuego as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Fuego customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year. The Company also recorded deferred consulting revenues of approximately $.3 M.

Note 4. Stock-Based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

	Three months ended April 30,
	2007	2006 As Restated (1)
Cost of license fees	$34	$62
Cost of services	1,496	2,309
Sales and marketing	4,155	5,335
Research and development	2,678	3,691
General and administrative	3,806	3,997

Stock-based compensation before income taxes	12,169	15,394
Income tax benefit	(2,541)	(3,482)

Total stock-based compensation expense after taxes	$9,628	$11,912

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

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

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the three months ended April 30, 2007 and April 30, 2006:

	Three months ended April 30,
	2007	2006
Risk-free interest rate	4.5%	4.9%
Expected volatility	33%	45-70%
Expected term	3.7-4.6years	3.6-4.4 years
Expected dividends	none	None

The weighted-average fair value of options granted during the three months ended April 30, 2007 and 2006 was $3.92 and $5.46, respectively.

Stock Options

A summary of stock option activity during the quarter ended April 30, 2007 is as follows (in thousands, except years and per-share amounts):

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2007	65,811	$12.37
Grants	5,632	$12.28
Exercises	—	$—
Forfeitures or expirations	(707)	$10.54

Outstanding at April 30, 2007	70,736	$12.38	6.17	$163,531

Vested and expected to vest at April 30, 2007	66,818	$12.44	6.07	$159,519

Exercisable at April 30, 2007	49,452	$13.00	5.43	$132,929

The aggregate intrinsic value of options outstanding at April 30, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 34.9 million shares that had exercise prices that were lower than the market price of our common stock as of April 30, 2007. There were no options exercised during the quarter ended April 30, 2007. The Company settles employee stock option exercises with newly issued common shares.

As of April 30, 2007, there was $60.7 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the quarter ended April 30, 2007 (in thousands, except per share amounts):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested restricted stock at January 31, 2007	1,609	$10.76
Granted during first quarter fiscal 2008	—	—
Vested during first quarter fiscal 2008	—	—
Forfeited during first quarter fiscal 2008	(4)	13.16

Unvested restricted stock at April 30, 2008	1,605	$10.75

As of April 30, 2007, there was $4.5 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 2.2 years. No restricted stock awards vested during the quarter ended April 30, 2007.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of the Company’s common stock at 85% of the fair market value twice a year in the second and fourth fiscal quarter. ESPP awards were valued using the Black-Scholes-Merton option valuation model. During the three months ended April 30, 2006 ESPP awards were valued using the following weighted-average assumptions:

Three months ended April 30, 2006
Risk-free interest rate	5.2%
Expected volatility	37%
Expected term	6 months
Expected dividends	none

As of April 30, 2007, there was $0.6 million of total unrecognized compensation costs related to the ESPP that is expected to be fully recognized during the next 0.6 years.

Note 5. Acquired Intangible Assets and Goodwill

The following tables provide a summary of the carrying amount of goodwill (in thousands):

	April 30, 2007	January 31, 2007
Gross carrying amount of goodwill	$366,570	$367,342
Accumulated amortization of goodwill	(133,344)	(133,344)

Net carrying amount of goodwill	$233,226	$233,998

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	April 30, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,756	$(161,876)	$39,880
Non-compete agreements	32,146	(31,488)	658
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	54,409	(39,113)	15,296

Total	$301,586	$(245,752)	$55,834

	January 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,349	$(151,237)	$50,112
Non-compete agreements	32,146	(30,588)	1,558
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	54,409	(38,120)	16,289

Total	$301,179	$(233,220)	$67,959

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	For the three months ended April 30,
	2007	2006 As Restated (1)
Purchased technology	$7,502	$7,126
Non-compete agreements	600	750
Patents and trademarks	—	—
Other intangible assets (distribution rights, purchased software, customer base)	992	821

Total	$9,094	$8,697

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

In the first quarter of fiscal 2008, the Company recorded an impairment of $3.8 million related to a small acquisition completed in fiscal 2006, in accordance with FAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Nine months ending January 31 2008	$17,661
Fiscal year ending January 31, 2009	16,774
Fiscal year ending January 31, 2010	12,032
Fiscal year ending January 31, 2011	7,593
Thereafter	1,774

Total	$55,834

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	April 30, 2007	January 31, 2007
Land	$8,034	$105,016
Building	127,224	—
Computer hardware and software	112,503	108,655
Furniture and equipment	41,658	39,404
Leasehold improvements	66,336	53,158
Furniture and equipment under capital leases	3,153	3,153

	358,908	309,386
Accumulated depreciation and amortization	(170,244)	(164,915)

Total Property and equipment, net	$188,664	$144,471

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $1.4 million at April 30, 2007 and $1.2 million at January 31, 2007. The remaining balance of furniture and equipment under capital lease was fully depreciated in prior years.

In the first quarter of fiscal 2008, the Company entered into a Land Purchase and Sale Agreement (the “Land Agreement”) with Tishman Speyer Development Corporation (“Tishman”), pursuant to which the Company agreed to sell the San Jose Land to Tishman for $108.0 million. Under the terms of the Land Agreement, on February 27, 2007 Tishman delivered into escrow a non-refundable deposit in the amount of $15.0 million, and on March 29, 2007 the $93.0 million balance of the purchase price, in accordance with the terms and subject to typical conditions contained in the Land Agreement, including the delivery of deeds, title insurance and payment of closing costs. After closing costs, the Company recorded a net gain of $0.8 million on the sale of the San Jose Land.

Also in the first quarter of fiscal 2008, the Company entered into a Purchase and Sale Agreement (the “Building Agreement”) with the The Sobrato Family Foundation and Sobrato-Sobrato Investments (collectively, “Sobrato”), pursuant to which the Company agreed to purchase a 17-story building and parking facilities located at 488 Almaden Boulevard, San Jose, California from Sobrato for $135.0 million. That facility is intended to be our new corporate headquarters. We delivered a $10.0 million deposit to Sobrato on March 1, 2007 and paid the $125.0 million balance of the purchase price on April 2, 2007, in accordance with the terms and subject to typical conditions contained in the Building Agreement, including the delivery of deeds, title insurance and payment of closing costs.

We have allocated the purchase price to the land and building based on third party appraisals. The building will be depreciated over 40 years once the build-out occurs and the building is occupied.

Note 7. Restructuring Charges

Facilities Consolidation

During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2006, an additional $0.8 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates. In fiscal 2007, we accrued an additional $0.5 million due to a reassessment of the estimates of costs of abandoning the leased facilities.

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

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of April 30, 2007, $7.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $2.1 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2006	9,681
Additional charges accrued during fiscal 2007 included in operating expenses	454
Cash payments during fiscal 2007	(2,011)

Accrued at January 31, 2007	$8,124
Cash payments during the three months ended April 30, 2007	(489)

Accrued at April 30, 2007	$7,635

Office Lease

On August 14, 2006, the Company entered into a new office lease in San Francisco to enable consolidation of the three current San Francisco office locations, including two acquired with the acquisition of Plumtree Software, Inc. in October 2005. The new office lease commenced on August 14, 2006 and terminates on December 31, 2016. During the renovation period from lease commencement through April 2007, the Company expects to record rent expense for both the new and existing office space. These charges resulted in an increase in operating expenses of approximately $1.4 million in the first quarter of fiscal 2008.

In the second quarter of fiscal 2008, the Company occupied new office space and vacated the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company expects to incur a facilities consolidation charge of $2.5 million. If actual facts and circumstances prove to be materially different than those of which we are aware today, management’s estimates could materially change.

Note 8. Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	April 30, 2007	January 31, 2007
License fees	$5,797	$13,797
Services	428,925	435,485

Total deferred revenues	$434,722	$449,282

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

Note 9. Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	April 30, 2007	January 31, 2007
Current portion of notes payable and other obligations	$607	$1,302

Other long-term obligations	$14,665	$12,678
Capital lease	1,070	1,112
Credit facility	215,000	215,000

Notes payable and other long-term obligations	$230,735	$228,790

Other long-term obligations include an accrual of $5.6 million related to the facilities consolidation.

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Nine months ending January 31, 2008	$158	$1,865
Fiscal year ending January 31, 2009	211	3,359
Fiscal year ending January 31, 2010	211	3,233
Fiscal year ending January 31, 2011	211	3,004
Fiscal year ending January 31, 2012	211	1,675
Thereafter	525	1,965

Total minimum lease payments and total other obligations	1,527	$15,101

Amounts representing interest on capital lease	(286)

Present value of minimum lease payments	1,241
Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,070

Credit facility

During fiscal 2007, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 million to repay in full and terminate the Keybank Agreement which was scheduled to mature in October 2008.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of April 30, 2007. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

On September 11, 2006, the Company provided notice to the Administrative Agent and the lenders party to the Credit Facility that a default had occurred because the Company had not timely furnished certified financial statements. On October 6, 2006, December 8, 2006 and March 9, 2007 the Company was granted Waiver No. 1. Waiver No. 2 and Waiver No. 3 that waived compliance by the Company with the requirements of the Credit Agreement to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006 and October 31, 2006, January 31, 2007 and April 30, 2007, respectively. Waiver No. 3 was granted from the date of Waiver No. 3 through the earlier to occur of (i) July 9, 2007, (ii) the date of delivery of the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which is in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

In addition, pursuant to Waiver No. 4, the commitments of the lenders to make loans other than the $215 million borrowed to date, and of the issuing bank to issue, amend, renew or extend any letter of credit, is suspended until the date of delivery to the administrative agent and the lenders of the (i) ratification and reaffirmation of the Previous Financial Statements or modified or restated versions of the Previous Financial Statements which, in a reasonable opinion of the required lenders, do not materially adversely deviate from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (ii) the financial statements and compliance certificates for the quarters ended July 31, 2006 and October 31, 2006.

Note 10. Income Taxes

The Company has provided income tax expense of $12.1 million and $16.9 million for the three months ended April 30, 2007 and 2006, respectively. The Company has provided for income taxes for the three months ended April 30, 2007 based on a projected annual effective tax rate of 28 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The first quarter of fiscal 2008 reflects a one-time income tax expense of $0.3 million relating to the accrual of tax reserves, resulting in an effective tax rate of 29 percent. The projected annual effective tax rate for the first quarter of fiscal 2008 reflects a 5 percentage point reduction as compared to the projected annual effective tax rate for the first quarter of fiscal 2007 due to a benefit of lower non-deductible stock option compensation expense and higher annual projected low taxed foreign earnings. The Company’s projected effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s actual effective tax rate for the three months ended April 30, 2006 was 32 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

The Company adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007. The cumulative effect of adopting FIN 48 was a $9.9 million decrease to the opening balance of retained earnings. The Company historically classified accruals for tax uncertainties in current liabilities as accrued income taxes and, where appropriate, as a reduction to deferred tax assets. As a result of the adoption of FIN48, we have reclassified $95 million from accrued income taxes to long-term income tax liabilities. In addition, we further increased long-term income tax liabilities by $26 million, increased current deferred tax assets by $4 million and increased long-term deferred tax assets by $22 million. Upon adoption, the total amount of gross unrecognized tax benefits was $139.8 million. Included in the balance were approximately $71.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company is currently under audit by the Internal Revenue Service, and several states and foreign jurisdictions. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time.

In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for income taxes. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest and penalties of $9.0 million as of the date of adoption of FIN 48.

The gross unrecognized tax benefits increased by approximately $1.4 million for the three months ended April 30, 2007. Interest and penalties for the same period increased by approximately $1.0 million.

The Company files income tax returns in the U.S federal jurisdiction, in various states, and in various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before January 31, 2001.

Note 11. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	April 30, 2007	January 31, 2007
Foreign currency translation adjustments	$14,842	$12,534
Unrealized loss on available-for-sale investments	(75)	(372)

Total accumulated other comprehensive income	$14,767	$12,162

Note 12. Treasury Stock

In September 2001, March 2003, May 2004, and March 2005, the Board of Directors approved stock repurchases that in aggregate equaled $600.0 million of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”). In the three months ended April 30, 2007, no shares were repurchased leaving approximately $121.7 million of the approval limit available for share repurchases under the Share Repurchase Program. During fiscal 2008, we anticipate repurchases will continue to be made opportunistically. Repurchases are a function of market opportunities based on certain price and volume parameters. See Note 17 Subsequent Events for Board of Director approval for additional funds for the Share Repurchase Program.

Note 13. Minority Interest in Equity Investments

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended April 30,
	2007	2006 As Restated (1)
Numerator:
Numerator for basic and diluted net income per share:
Net income	$29,438	$35,094

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	398,310	388,240
Weighted average shares subject to repurchase and shares held in escrow	—	—

Denominator for basic net income per share, weighted average shares outstanding	398,310	388,240
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	14,300	14,820

Denominator for diluted net income per share	412,610	403,060

Basic net income per share	$0.07	$0.09

Diluted net income per share	$0.07	$0.09

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

The computation of diluted net income per share for the three months ended April 30, 2007 and 2006 excludes the impact of options to purchase 24.3 million and 18.4 million shares of common stock, respectively, as such impact would be anti-dilutive. The computation of diluted net income per share for the three months ended April 30, 2006 also excludes the conversion of the $255 million 4% Convertible Subordinated Notes due December 15, 2007 (“2007 Notes”) which are convertible into 7.4 million shares of common stock at April 30, 2006, as such impact would be anti-dilutive. These options could be dilutive in the future.

Note 15. Related Party Transactions

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on the Company’s Board of Directors. The total revenues recognized by the Company from such customers in the three months ended April 30, 2007 and 2006 were insignificant.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of April 30, 2007 or January 31, 2007. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of April 30, 2007.

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

Credit facility

On and July 9, 2007 and October 9, 2007, the Company the Company was granted Waiver No. 4 and Waiver No. 5. Waiver No. 5 waived compliance by the Company with the requirements of the Credit Agreement to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007,

July 31, 2007 and October 31, 2007, respectively. Waiver No. 5 (the “Waiver”) to the Credit Agreement dated as of July 31, 2006 among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”). Pursuant to the Waiver, the required lenders under the Credit Agreement waived compliance by the Company with the requirements of the Credit Agreement to deliver financial statements and compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007, and the fiscal year ended January 31, 2007. The waiver was granted for the period (the “Waiver Period”) commencing on the date of the Waiver through the earlier to occur of (i) January 9, 2008, (ii) the date of delivery to the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which, in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

The Credit Agreement permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Agreement remains in effect.

Share Repurchase Program

In May 2007, the Board of Directors approved additional stock repurchases of $500.0 million, bringing the aggregate amount to $1.1 billion of the Company’s common stock under a share repurchase program (the “Share Repurchase Program”) and leaving approximately $621.7 million of the approval limit available for share repurchases under the Share Repurchase Program.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, without limitation, statements related to:

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

Overview

BEA® Systems, Inc. (“BEA” or the “Company”) is a world leader in enterprise application and service infrastructure software. Application infrastructure provides an important part of the foundational software necessary for enterprise applications to run reliably and securely, to serve large numbers of users and to process large numbers of transactions. Application infrastructure is deployed on top of the operating system and database in an enterprise server and serves as a platform technology for either custom or packaged enterprise applications. Two of our three primary product families address this market. Specifically, our BEA Tuxedo® product family, which is an application infrastructure platform for large transactional processing systems for C, C++ and COBOL systems, and BEA WebLogic® product family, which consists of application infrastructure software for Java applications, perform functions such as transaction processing, clustering, caching, load balancing, failover, security, integration and management features, all of which provide high levels of reliability, availability, scalability and performance for enterprise applications. To meet a broader set of customers’ application infrastructure needs, BEA has leveraged its success in the application server market by expanding into adjacent product categories that take advantage of the performance and features provided by the underlying application server. The application infrastructure market consists of the application server market and products, as well as related integration, portal, security, development, operations, administration and management markets and product categories. New use cases for application infrastructure are beginning to emerge, such as applications with near real time performance requirements; virtualized applications; edge devices such as embedded sensors, control devices, and radio frequency identification (“RFID”) devices; and next generation telephony applications such as voice, video and data services over internet protocol. BEA is introducing application infrastructure products specialized for these customer uses. More and more customers are migrating away from systems where users directly interface with a specific application and towards systems where users interface with Web-based portals and composite applications, which in turn interface with several enterprise applications. This information technology (“IT”) strategy is often referred to as Service-Oriented Architecture (“SOA”). This migration has created the need for a new category of software, called “service infrastructure,” residing on top of enterprise applications and serving as the platform for portals, automated business processes and composite applications. Service infrastructure provides a flexible SOA platform for deploying, integrating, securing, governing and managing services, regardless of the platform on which they were created. Service infrastructure also provides a platform for leveraging these services in the creation and management of automated business processes, portals, collaborative communities, and composite applications. In June 2005, BEA launched BEA AquaLogic®, a new family of products designed to address a variety of needs in the service infrastructure category. This product family includes products and capabilities in the areas of user interaction, business process management, enterprise service bus, Web services management, data integration services, service registry, enterprise repository, and security policy management. In September 2007, BEA announced a new development initiative, Project Genesis, to provide infrastructure for the next generation of SOA applications. Genesis converges SOA, business process management, enterprise social computing and other technologies to provide customers with a fast, simplified way to assemble and modify business applications. BEA has developed and acquired significant features or product lines to address these markets and is in the process of developing and adding additional features and products. Our products are marketed and sold worldwide directly through a network of sales offices and the Company’s Web site, as well as indirectly through distributors, value added resellers (“VARs”) and partnerships with independent software vendors (“ISVs”), application service providers (“ASPs”), hardware original equipment manufacturers (“OEMs”) and systems integrators (“SIs”). Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, pharmaceuticals, package delivery and insurance. Our products serve as a platform for systems such as billing, provisioning, customer service, electronic funds transfer, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics and hotel, airline and car rental reservations. In addition, we offer associated customer support, training and consulting services. Licenses for our products are typically priced on a per-central processing unit (“CPU”) basis, but we also offer licenses priced on other bases.

Seasonality. Typically, our first fiscal quarter license revenues are significantly lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a fiscal year. In addition, many of our customers begin a new fiscal year on January 1, and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue. Our cash flows and deferred revenue balances also tend to fluctuate seasonally, based in part on the seasonality of our license business.

Due to the seasonality of license revenue, a greater than proportional amount of our customer support contracts are renewed in the fourth quarter, which leads to a significant increase in deferred customer support revenue in the fourth quarter. The recognition of this deferred revenue occurs over the following four quarters, and consequently deferred revenue generally declines in the first three quarters of the next fiscal year. Due to the significant increase in deferred customer support revenue balance in the fourth quarter, there is a greater than proportional cash collection of the respective receivables that occurs in the fourth quarter and the first quarter of the following fiscal year. Consequently operating cash flow is typically seasonally strong in the fourth quarter and first quarter and weaker in the second and third quarters of a fiscal year.

Investment in Products. Our strategic focus is expanding our product set in three main categories—(1) expanding and refreshing our existing application infrastructure products, (2) expanding our service infrastructure products and (3) broadening our application infrastructure products into targeted emerging use cases.

Expanding and Refreshing Application Infrastructure. We have historically offered products that act as a platform for a new enterprise application, which we refer to as “application infrastructure.” We have recently shipped new versions of our Tuxedo and WebLogic application infrastructure products, and further improvements are under development. Improvements in the recent versions of Tuxedo and WebLogic Server focused on improved performance, improved support for Web services and Service-Oriented Architecture (“SOA”), enhanced standards support, enhanced administration, operations and management capabilities, and enhanced support for standards-based development tools.

Investment in Service Infrastructure. We announced AquaLogic, our service infrastructure product category and brand in June 2005, and have released a number of new products in this category since July 2005. In order to deliver an expanded product set for service infrastructure, we expanded our capabilities in areas such as messaging, portal infrastructure, data integration, security, Web services management and other technologies. Selling and marketing service infrastructure products for SOA requires significant investment in marketing to educate customers and prospects, as well as investment to educate our sales force. Goals of the service infrastructure and SOA program include selling to customers’ and prospects’ Chief Information Officers, and to be chosen as the architectural foundation of SOA projects that will be implemented over a sustained period of time. This approach may have the effect of lengthening sales cycles and increasing deal sizes, both of which make it harder to predict the timing and size of large deals. We are actively working on the transitions inside our sales, marketing and consulting organizations, and are actively hosting educational seminars and other programs designed to appeal to customers’ and prospects’ Chief Information Officers. There can be no assurance that our products or our sales and marketing efforts will be successful.

Investment in Expansion of Application Infrastructure Products. In the fourth quarter of fiscal 2005, we announced a set of products to provide an infrastructure for telecommunications to provide voice, video and data services over internet protocol, known as VOIP and SOIP. Sales to telecommunications companies have historically represented our largest vertical market, generally accounting for more than 20 percent of our annual license revenues over the last few fiscal years. However, these companies have generally used our software as a platform for operational and business support applications, such as applications used in the billing and provisioning of their services. Our products for the voice, video and data services over IP market are designed to act as the platform for the service itself, expanding our addressable market within the telecommunications industry. We address this market with the BEA WebLogic Communications Platform, which consists of the BEA WebLogic SIP Server, released in the fourth quarter of fiscal 2005, and the BEA WebLogic Network Gatekeeper, released in the first quarter of fiscal 2006. Our initial sales efforts are focused on telecommunications and network equipment providers included in our enterprise account program. Selling products for the voice, video and data services over IP markets requires us to sell to the network groups inside these customers, when our relationships with these customers have generally been with the information technology groups. There can be no assurance that we will be able to expand our relationships to the network groups inside our customers, that our product will be accepted for use in their VOIP and SOIP projects, or that VOIP and SOIP projects will be undertaken in the near term. In addition, BEA has released new application infrastructure products such as the WebLogic RFID product family, for radio-frequency identification (“RFID”), WebLogic Real-Time Edition, for low-latency use cases, WebLogic Event Server for event-driven architectures, and WebLogic Server Virtual Edition for supporting Java applications in virtualized hardware environments. We are currently in the process of educating our sales force and the market on these products, and working with early customers. There can be no assurance that the market for these products will develop, that customers will accept our products, or that our sales force will be successful in selling and marketing these products.

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

Five Measurement Date Rules. The Company has taken the position that, with respect to option grants for which the recorded measurement date was not supported by sufficient evidence of finality and therefore not accounted for properly, the appropriate new measurement date may be established in one of five ways:

(1)	When there is evidence of Board or Compensation Committee approval, the Board or Compensation Committee approval or meeting date is the new measurement date;

(2)	For the period from February 6, 2003 through May 31, 2006 when the dated signatures on a UWC are determined to be reliable, the date of last required signature on the UWC, or if the signature is not dated, the fax return date, is the new measurement date;

(3)	For the period from April 11, 1997 through February 5, 2003 when the dated signature on and purported effective date of the UWC are determined to not be reliable, the Equity Edge entry date is the new measurement date;

(4)	For the period from April 11, 1997 through February 5, 2003 when the dated signature on and purported effective date of the UWC are determined to not be reliable, but where other evidence exists to demonstrate that finality occurred prior to the Equity Edge entry date, the date of reliable grant information is the new measurement date. In this circumstance ,the Company found emails, employee correspondence, and Equity Edge grant information related to 344 grants that supported the fact that these grants had been previously entered into Equity Edge and subsequently re-entered to adjust only the tax designation of the options (incentive versus nonqualified stock options). The Company concluded that since no other attribute of the grant was changed, the initial entry into Equity Edge, which was commensurate with the other grants on the related authorizing document, was the most appropriate new measurement date;

(5)	When the grant date is prior to the employee providing services to the Company, the first day of work is the new measurement date.

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

In the third circumstance, there was one instance of a change in status of a Section 16 officer from a Director to a consultant. Upon a change of status to a consultant, compensation expense must be measured, which the Company did not do, pursuant to EITF Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services relating to options that vest during the consulting period. The Company has recognized incremental stock-based compensation expense associated with this change of status of $1.3 million on a pre-tax basis in the period of the change in status.

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

Summary of Stock-Based Compensation Adjustments and Related Issues

The summary of the incremental stock-based compensation after considering forfeitures, and related issues on a pre-tax and after-tax basis for the fiscal years ended January 31, 1998 through 2006, and for the quarter ended April 30, 2006 is as follows:

Amounts in thousands	Year Ended January 31,
	1998	1999	2000	2001	2002
Net income (loss) as reported	$(22,912)	$(51,582)	$(19,574)	$17,082	$(35,678)

New Measurement Date Rules	143	1,759	9,150	47,278	60,199
Variable-NIC Tax	—	—	—	—	495
Variable-Other	—	—	1,724	13,925	(9,909)
Modifications-Terminated Employees	491	1,045	17,048	99,334	44,169
Modifications-Active Employees	115	26	867	1,362	389
Employment taxes	78	153	965	23,226	14,056
Purchase Accounting	—	—	—	—	—
Other	—	—	—	—	—

Increase/(Decrease) in operating expense	827	2,983	29,754	185,125	109,399

Increase/(Decrease) in tax provision	—	—	—	(25,855)	(9,052)

Net income as restated	$(23,739)	$(54,565)	$(49,328)	$(142,188)	$(136,025)

Amounts in thousands	Year Ended January 31,
	2003	2004	2005	2006	Total
Net income as reported	$83,876	$118,674	$131,056	$142,743	$363,685

New Measurement Date Rules	59,696	39,496	18,797	9,954	246,472
Variable-NIC Tax	900	2,357	(1,885)	2,468	4,335
Variable-Other	(2,336)	(43)	—	—	3,361
Modifications-Terminated Employees	4,876	2,964	1,065	928	171,920
Modifications-Active Employees	71	119	1,444	(128)	4,265
Employment taxes	4,878	2,785	(25,333)	(14,928)	5,880
Purchase Accounting	(1,462)	(4,977)	(4,563)	(440)	(11,442)
Other	—	—	(187)	(616)	(803)

Increase/(Decrease) in operating expense	66,623	42,701	(10,662)	(2,762)	423,988

Increase/(Decrease) in tax provision	(23,662)	(32,063)	(3,979)	2,335	(92,276)

Net income (loss) as restated	$40,915	$108,036	$145,697	$143,170	$31,973

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

The following tables present the impact of stock-based compensation and associated tax adjustments made to our previously reported balance sheet and statements of income:

Consolidated Balance Sheet as of April 30, 2006 (in thousands):

	As of April 30, 2006
	As previously reported	Adjustments	As restated
ASSETS
Current Assets:
Cash and cash equivalents	$971,965	$—	$971,965
Restricted cash	1,666	—	1,666
Short-term investments	297,325	—	297,325
Accounts receivable, net of allowance for doubtful accounts	242,461	—	242,461
Prepaid expenses and other current assets	89,647	(2,993)	86,654

Total current assets	1,603,064	(2,993)	1,600,071
Long-term investments	45,490	—	45,490
Property and equipment, net	341,991	—	341,991
Goodwill, net	207,501	(7,288)	200,213
Acquired intangible assets, net	88,540	—	88,540
Long-term restricted cash	2,644	—	2,644
Other long-term assets	37,926	(413)	37,513

Total assets	$2,327,156	$(10,694)	$2,316,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,019	$—	$24,019
Accrued liabilities	93,386	2,837	96,223
Restructuring obligations	3,198	—	3,198
Accrued payroll and related liabilities	72,742	—	72,742
Accrued income taxes	74,696	287	74,983
Deferred revenue	365,003	—	365,003
Convertible subordinated notes	255,250	—	255,250
Current portion of notes payable and other obligations	933	—	933

Total current liabilities	889,227	3,124	892,351
Long-term deferred tax liabilities	1,283	—	1,283
Notes payable and other long-term obligations	227,632	—	227,632
Convertible subordinated notes	—	—	—
Commitments and contingencies
Stockholders’ equity:
Common stock	449	—	449
Additional paid-in capital	1,390,050	318,053	1,708,103
Treasury stock, at cost	(478,249)	—	(478,249)
Retained earnings/(Accumulated deficit)	290,052	(331,871)	(41,819)
Accumulated other comprehensive income	6,712	—	6,712

Total stockholders’ equity	1,209,014	(13,818)	1,195,196

Total liabilities and stockholders’ equity	$2,327,156	$(10,694)	$2,316,462

Consolidated Statement of Income for the three months ended April 30, 2006 (in thousands):

	Three months ended April 30, 2006
	As previously reported	Adjustments	As restated
Revenues:
License fees	$132,404	$—	$132,404
Services	190,832	—	190,832

Total revenues	323,236	—	323,236
Cost of revenues:
Cost of license fees	15,266	(14)	15,252
Cost of services	63,576	(646)	62,930

Total cost of revenues	78,842	(660)	78,182

Gross profit	244,394	660	245,054
Operating expenses:
Sales and marketing	122,217	(1,267)	120,950
Research and development	55,699	(723)	54,976
General and administrative	30,178	(102)	30,076
Facilities consolidation	—	—	—
Acquisition-related in-process research and development	2,700	—	2,700

Total operating expenses	210,794	(2,092)	208,702

Income from operations	33,600	2,752	36,352
Interest and other, net:
Interest expense	(6,024)	—	(6,024)
Net gains on sale of equity investments	10,972	—	10,972
Interest income and other	10,677	—	10,677

Total interest and other, net	15,625	—	15,625

Income before provision for income taxes	49,225	2,752	51,977
Provision for income taxes	13,971	2,912	16,883

Net income	$35,254	$(160)	$35,094

Net income per share:
Basic	$0.09	—	$0.09
Diluted	$0.09	—	$0.09

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

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of income as a percentage of total revenues for the three months ended April 30, 2007 and 2006.

	Three months ended April 30,
	2007	2006 As Restated (2)
Revenues:
License fees	33.1%	41.0%
Services	66.9	59.0

Total revenues	100.0	100.0
Cost of revenues:
Cost of license fees (1)	17.2	11.5
Cost of services (1)	30.6	33.0

Total cost of revenues	26.2	24.2

Gross margin	73.8	75.8
Operating expenses:
Sales and marketing	37.3	37.4
Research and development	17.7	17.0
General and administrative	11.0	9.3
Acquisition-related in-process research and development	0.0	0.9

Total operating expenses	66.0	64.6

Income from operations	7.8	11.2
Interest and other, net	4.2	4.9

Income before provision for income taxes	12.0	16.1
Provision for income taxes	3.5	5.2

Net income	8.5%	10.9%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.
(2)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Revenues (in thousands):

	Three months ended April 30,		Percentage
	2007	2006	change
Total revenues	$345,845	$323,236	7.0%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support and maintenance, consulting and education. Total revenues increased 7.0 percent for the three months ended April 30, 2007 (the “first quarter of fiscal 2008”) as compared the three months ended April 30, 2006 (the “first quarter of fiscal 2007”) due to a 21.2 percent increase in service revenues offset by a 13.4 percent decrease in license revenue. The increase in services revenues was primarily related to customer support and maintenance revenues.

Geographically, the Americas (U.S., Canada, Mexico and Latin America) contribution to total revenue declined to 50.9 percent for the first quarter of fiscal 2008 compared to 53.9 percent for the first quarter of fiscal 2007. The EMEA (Europe, Middle East and Africa) contribution increased slightly to 33.2 percent in the first quarter of fiscal 2008 compared to 31.3 percent in the first quarter of fiscal 2007, and the APAC (Asia Pacific and Japan) contribution increased to 15.9 percent in the first quarter of fiscal 2008 from 14.8 percent for the first quarter of fiscal 2007. Additionally in the first quarter of fiscal

2008, EMEA and APAC revenues combined, which grew in absolute dollars year over year, were positively impacted by exchange rates. In the first quarter of fiscal 2008, total revenues of $345.8 million when translated at constant exchange rates from the same period in the prior year would have been approximately $334.0 million, which is a 3.3 percent increase over total revenues of $323.2 million for the same quarter in the prior year.

License Fees (in thousands):

	Three months ended April 30,		Percentage
	2007	2006	change
Total license fees	$114,647	$132,404	(13.4)%

Total license fees decreased 13.4 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. License fees from the WebLogic product family declined as a percentage of total license fees, but this decline was offset by increases in license fees from the AquaLogic and Tuxedo product families. Due to the structure of our multiproduct enterprise license agreements, our breakdown of product family license fees is based on our best estimate of demand at the time the order is placed, not necessarily on actual deployment.

Geographically, total license fees in the Americas and EMEA declined 23.6 percent and 7.4 percent, respectively, but this decline was offset by a 5.2 percent increase in APAC. In addition, license fees were positively impacted by exchange rates. License fees of $114.6 million when translated at constant exchange rates from the same period in the prior year would have been approximately $110.6 million, which is a 16.5 percent decrease over license fees of $132.4 million for the same quarter in the prior year.

Quarterly revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 22% to 36% of total license fees over the past eight quarters. Management believes transactions greater than $1 million constitute a significant portion of total license revenue and these transactions have an inherent volatility related to the timing and size of such transactions, which increases the risk that reported results may differ from expected results.

In addition to the transactions greater than $1 million, we have a significant number of small and midsize deals. Our business model generally begins with smaller deals being seeded into our customers with a goal that these customers will enter into larger more significant transactions over time.

Service Revenues

Services revenues are comprised of customer support and maintenance, consulting and education. Customer support and maintenance revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed.

The following table provides a summary of service revenues (in thousands):

	Three months ended April 30,		Percentage
	2007	2006	change
Consulting and education revenues	$47,940	$39,994	19.9%
Customer support revenues	183,258	150,838	21.5%

Total services revenues	$231,198	$190,832	21.2%

Total services revenues increased 21.2 percent for the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007. This increase in services revenue was due to a 21.5 percent increase in customer support and maintenance revenue and a 19.9 percent increase in consulting and education revenues. In the first quarter of fiscal 2008, service revenues of $231.2 million when translated at constant exchange rates from the same period in the prior year would have been approximately $223.3 million, which is a 17 percent increase over services revenues of $190.8 million for the same quarter in the prior year.

The increase in customer support and maintenance revenue for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to maintenance renewals on our existing installed base of software licenses and new maintenance contracts sold together with new license fees. The increase in consulting and education revenues for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to a 20.9 percent increase in consulting services

Revenues by Geographic Region

For each of the twelve fiscal quarters ended April 30, 2007, EMEA and APAC revenues combined as a percentage of total revenues have ranged between 45 percent and 52 percent, composed of 29 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges are expected to continue to fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and other factors.

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended April 30, 2007	Percentage of total revenues	Three months ended April 30, 2006	Percentage of total revenues
Americas	$176,100	50.9%	$174,079	53.9%
European, Middle East and Africa region (“EMEA”)	114,844	33.2%	101,413	31.3%
Asia/Pacific region (“APAC”)	54,901	15.9%	47,744	14.8%

Total revenues	$345,845	100.0%	$323,236	100.0%

For the first quarter of fiscal 2008, the percentage of total revenue contribution from the Americas decreased 3.0 percentage points to 50.9 percent from 53.9 percent when compared to the same quarter in the prior fiscal year. This decrease in Americas total revenue was due to a 23.6 percent decrease in license fees partially offset by a 17.1 percent increase in services revenue. The increase in Americas services revenue was due to a 20.0 percent increase in customer support and maintenance revenue in addition to a 7.3 percent increase in consulting and education revenues. Management believes the decrease in Americas license revenue was impacted by a challenging selling environment and organization changes made in the first quarter of fiscal 2008.

For the first quarter of fiscal 2008, the percentage of total revenue contribution from EMEA increased 1.9 percentage points to 33.2 percent from 31.3 percent when compared to the same quarter in the prior fiscal year. This increase in EMEA total revenue was due to a 26.6 percent increase in services revenue partially offset by a 7.4 percent decrease in license fees. The increase in EMEA services revenue was due to a 23.0 percent increase in customer support and maintenance revenue in addition to a 40.9 percent increase in consulting and education revenues. This increase in consulting and education revenues was due primarily to a significant consulting engagement recognized in the UK in the first quarter of fiscal 2008. In the first quarter of fiscal 2008, total revenues in EMEA of $114.8 million when translated at constant exchange rates from the same period in the prior year would have been approximately $104.3 million, which is a 2.9 percent increase over total revenues in EMEA of $101.4 million for the same quarter in the prior year.

For the first quarter of fiscal 2008, the percentage of total revenue contribution from APAC increased 1.1 percentage points to 15.9 percent from 14.8 percent when compared to the same quarter in the prior fiscal year. This increase in APAC total revenue was due to a 25.3 percent increase in services revenue in addition to a 5.2 percent increase in license fees. The increase in APAC services revenue was due to a 23.5 percent increase in customer support and maintenance revenue and a 38.7 percent decrease in consulting and education revenues. In the first quarter of fiscal 2008, total revenues in APAC of $54.9 million when translated at constant exchange rates from the same period in the prior year would have been approximately $53.6 million, which is a 12.4 percent increase over total revenues in APAC of $47.7 million for the same quarter in the prior year.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended April 30,
	2007	2006 As Restated (1)	Percentage change
Cost of license fees	$19,745	$15,252	29.5%
Cost of services	70,710	62,930	12.4

Total cost of revenues	$90,455	$78,182	15.7%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 17.2 percent and 11.5 percent of license revenues for the first quarter of fiscal 2008 and 2007, respectively. The increase in the cost of license fees as a percentage of license revenues for the first quarter of fiscal 2008 compared to the same period in fiscal 2007 was primarily due to a $3.8 million acquisition related intangible asset impairment charge. The company wrote off a small acquisition that was completed in fiscal 2006 in accordance with FAS 142. Management believes that cost of license fees may increase in absolute dollars in fiscal 2008 due to expansion of the compliance program and royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of Services. Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and facilities for the operation of the services organization. Cost of services represented 30.6 percent and 33.0 percent of services revenues for the first quarter of fiscal 2008 and fiscal 2007, respectively. The 2.5 percent decline in cost of services as a percent of services revenue was primarily due to customer support and maintenance where revenues increased and expense remained relatively flat thereby enabling margin improvement. In addition, total headcount at the end of the period increased 34 people year over year.

The increase in cost of services in absolute dollars was due primarily to compensation expense. Compensation expense increased approximately $8.0 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to increased employee headcount of 34 people, offset by a $0.8 million decline in stock-based compensation expense. Cost of services was adversely impacted by foreign exchange rates in the first quarter of fiscal 2008. In the first quarter of fiscal 2008, cost of services of $70.7 million when translated at constant exchange rates from the same period in the prior year would have been approximately $69.7 million, which is a 10.5 percent increase over cost of services of $63.1 million for the same quarter in the prior year

Acquired Intangibles Amortization. Total future amortization expense associated with acquired intangibles is approximately $55.8 million which includes $17.7 million for the remaining nine months of fiscal 2008, $16.8 million for fiscal 2009, $12.0 million for fiscal 2010, $7.6 million for fiscal 2010 and $1.7 million thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended April 30
	2007	2006 As Restated (1)	Percentage change
Sales and marketing expenses	$128,885	$120,950	6.6%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Sales and marketing expenses include salaries, benefits, sales commissions, travel, certain information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased $8.3 million due to (1) an increase of $5.9 million for salary and benefits related to an increase of 93 headcount offset by a $1.2 million decrease in variable compensation; (2) incremental share-based compensation for stock option modifications and employment taxes totaling $0.9 million associated with the Stock Option Review; and (3) a decrease of $1.1 million in recurring share-based compensation.

Sales and marketing expenses were adversely impacted by foreign exchange rates. In the first quarter of fiscal 2008, sales and marketing expenses of $128.9 million when translated at constant exchange rates from the same period in the prior year would have been approximately $127.6 million, which is a 5.5 percent increase over sales and marketing of $121.0 million for the same quarter in the prior year

Research and Development (in thousands):

	Three months ended April 30
	2007	2006 As Restated (1)	Percentage change
Research and development expenses	$61,214	$54,976	11.3%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, certain information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues increased to 17.7 percent from 17.0 percent for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The increase as a percentage of total revenue was due to BEA’s concerted effort to invest in research and development, specifically related to the WebLogic Communications Platform and the AquaLogic Product Family.

Research and development expenses increased $6.2 million from the first fiscal quarter of 2008 compared to the first fiscal quarter of 2007. This increase was driven by both organic new product development as well as an acquired product development team from Flashline. As of April 30, 2007, research and development was comprised of 1,269 employees, 849 were located in the United States and 420 were located outside the United States. The increase in expenses from the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased $4.0 million due to (1) an increase of $2.8 million for salary and benefits related to an increase, both through acquisition and organic growth, of 161 headcount; (2) incremental share-based compensation for stock option modifications and employment taxes totaling $2.1 million associated with the stock option review and (3) offset by a $0.9 million decline in recurring share based compensation.

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses. In the first quarter of fiscal 2008, we received $0.1 million of third party reimbursement, related to the development of ports and integration tools and $0.2 million related to research and development funding. Management believes the Company will receive research and development funding of approximately $0.8 million to $1.0 million in fiscal 2008 related to the co-development of a product of mutual interest. Total research and development expense is not expected to decline sequentially equal to the amount of the funding. During the first quarter of fiscal 2007, we received a total of $0.5 million of third party reimbursements which was related to the development of ports and integration tools.

General and Administrative (in thousands):

	Three months ended April 30
	2007	2006 As Restated (1)	Percentage change
General and administrative expenses	$38,154	$30,076	26.9%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements of this Form 10-Q.

General and administrative expenses increased $8.1 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. This increase in expenses was primarily due to (1) an increase of $3.3 million for third party expenses related to the Company’s stock option review; (2) and increase of $1.8 million associated with salary and benefits; (3) incremental share-based compensation for stock option modifications and employment taxes totaling $1.2 million associated with the stock option review and (4) an increase of $1.1 million for legal expenses primarily associated with patents.

Other Charges

Acquisition-related in-process research and development. In-process research and development (“IPR&D”) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use at the date the assessment was made in conjunction with the acquisition and consequently was written off in the first quarter of fiscal 2007.

Office Lease. On August 14, 2006, the Company entered into a new office lease in San Francisco to enable consolidation of the three current San Francisco office locations, including two acquired with the acquisition of Plumtree Software, Inc. in October 2005. The new office lease commenced on August 14, 2006 and terminates on December 31, 2016. During the renovation period from lease commencement through April 2007, the Company expects to record rent expense for both the new and existing office space. These charges resulted in an increase in operating expenses of approximately $1.4 million in the first quarter of fiscal 2008.

In the second quarter of fiscal 2008, the Company occupied the new office space and vacated the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company expects to incur a facilities consolidation charge of $2.5 million. If actual facts and circumstances prove to be materially different than those of which we are aware today, management’s estimates could materially change.

The Company moved into the new office space in San Francisco in the second quarter of fiscal 2008.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended April 30,
	2007	2006	Percentage change
Interest expense	$(3,166)	$(6,024)	47.4%
Foreign exchange gain (loss)	764	(374)	(n/m )
Interest income and other, net	16,760	22,023	(23.9)

Total interest and other, net	$14,358	$15,625	(8.1)%

n/m – calculation is not meaningful.

Interest expense is a function of outstanding balance of the $215.0 million of notes payable in fiscal 2008 and the convertible notes that were outstanding in fiscal 2007. The decrease in interest expense correlates with the repurchase of approximately $210 million in face value of convertible subordinated notes in the first quarter of fiscal 2007.

Interest income and other, net decreased $5.3 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to (1) lower net gains of $10.0 million on the disposition of minority interests due to the disposition in first quarter 2007 of two strategic equity investments of approximately $10.9 million, (2) no gains in fiscal 2008 associated with retiring a portion of the convertible debt whereas $0.8 million was recognized in the first fiscal quarter of 2007 partially offset by (3) improved yields on our cash, cash equivalents and investment balances which resulted in an increase in interest income of $4.5 million, (4) the sale of the San Jose Land resulted in a net gain of $0.8 million.

Provision for Income Taxes

We have recorded income tax expense of $12.1 million and $16.9 million for the first quarter of fiscal 2008 and fiscal 2007, respectively. We have provided for income taxes based on a projected annual effective tax rate of 28 percent and 33 percent for the first quarter of fiscal 2008 and fiscal 2007, respectively. The first quarter of fiscal 2008 reflected a one-time income tax expense of $0.3 million relating to the accrual of tax reserves, resulting in an effective tax rate of 29 percent. The projected annual effective tax rate for the first quarter of fiscal 2008 reflects a 5 percent reduction as compared to the projected annual effective for the first quarter of fiscal 2007 due to a benefit of lower non-deductible stock option compensation expense and higher projected current year low taxed foreign earnings. Our projected annual effective tax rate for the first quarter of fiscal 2008 and for fiscal 2007 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $236.7 million are realizable based on the “more likely than not” standard required for recognition.

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

As of April 30, 2007, cash, cash equivalents (excluding all restricted cash) and short-term and long-term investments totaled $1,334.2 million versus $1,314.8 million at April 30, 2006.

In the first quarter of fiscal 2008, net cash provided by operating activities declined $7.1 million when compared to the first quarter of fiscal 2007 due primarily to the decrease in net income of $5.7 million.

Cash used by investing activities increased by $32.6 million when comparing cash flows from investing activities for the first quarter of fiscal 2007 and the first quarter of fiscal 2006. The change is primarily due to the purchase of the Sobrato building since the changes in acquisitions and investments basically net out to zero.

Cash used in financing activities decreased by $158.5 million when comparing cash flows from financing activities for the first quarter of fiscal 2007 and the first quarter of fiscal 2006. The decrease in cash outflow was due to no financing activities in fiscal 2008 due primarily to the stock option review and the Company’s Form S-8 expiration.

Liquidity

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through April 30, 2008. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Contractual Obligations

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 to repay in full and terminate the long term debt facility which matured in October 2008. The Credit Facility permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, subsequent to quarter-end, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Facility remains in effect. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.8 percent as of April 30, 2007. In connection with the long-term debt, we must maintain certain covenants, including liquidity, leverage and profitability ratios. See Footnote 17 – Subsequent Events discussion on waivers obtained related to these covenants.

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

The following table of contractual obligations as of April 30, 2007 has been prepared assuming that the convertible subordinated notes will be repaid in cash upon maturity (in thousands):

Contractual obligations	Total payments due	Remainder of fiscal 2008	Fiscal 2009 and 2010	Fiscal 2011 and 2012	Fiscal 2013 and thereafter
Other obligations	1,986	1,824	118	—	44
Notes payable	215,000	—	215,000	—	—
Operating leases	197,324	39,767	74,042	46,526	36,989
Capital lease	1,527	158	422	422	525

Total contractual obligations	$415,837	$41,749	$289,582	$46,948	$37,558

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004, March 2005 and May 2007, the Board of Directors approved stock repurchases that in aggregate equaled $1.1 billion of our common stock under a share repurchase program (the “Share Repurchase Program”). In the first quarter of fiscal 2008, the Company did not repurchase any shares, and alternatively repurchased subordinated convertible notes (as discussed above). After the additional $500.0 million approved by the Board of Directors in May 2007, approximately $621.7 million remain available for repurchase under the Share Repurchase Program.

Off-balance sheet arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of April 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of April 30, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2016. Future minimum lease payments under our operating leases as of April 30, 2007 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the three months ended April 30, 2007 and 2006 were insignificant.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risks

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 49.1 percent and 46.1 percent of total revenues for the three months ended April 30, 2007 and April 30, 2006, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three months ended April 30, 2007, and April 30, 2006 with the exception of United Kingdom $36.2 million or 11.2 percent of the total revenues in the three months ended April 30, 2006. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. At April 30, 2006, our transaction exposures amounted to $72.4 million and were offset by foreign currency forward contracts with a net notional amount of $96.6 million. Based on exposures at April 30, 2007, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $2.4 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains resulting from foreign currency transactions were approximately $0.7 million for the first quarter of fiscal 2008 and net losses of $0.4 million for the first quarter of fiscal 2007, respectively.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of April 30, 2007 are presented in the table below and are recorded on the balance sheet as part of prepaids. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at April 30, 2007 and the contracted rate. All of these forward contracts mature within 63 days or less as of April 30, 2007.

	Local currency contract amount		Contract amount		Fair market value at April 30, 2007 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollar	12,900	AUD	10,177	USD	(515)
Brazilian real	9,500	BRL	4,514	USD	(154)
British pounds	3,623	GBP	7,122	USD	(123)
Canadian dollar	14,896	CAD	12,985	USD	(453)
Chinese yuan	44,710	CNY	5,821	USD	(13)
Euro	51,328	EUR	68,664	USD	(218)
Indian rupee	352,000	INR	7,909	USD	(636)
Israeli shekel	3,300	ILS	787	USD	(33)
Japanese yen	2,270,000	JPY	19,520	USD	400
Korea won	28,750,000	KRW	30,455	USD	(443)
Mexican Peso	36,900	MXN	3,311	USD	(45)
Singapore dollar	3,500	SGD	2,312	USD	3
Swiss franc	870	CHK	720	USD	(4)

					(2,234)

Contract to Sell US $
Australian dollar	1,700	AUD	1,373	USD	36
Brazilian real	6,350	BRL	3,080	USD	41
British pounds	15,100	GBP	29,315	USD	877
Canadian dollar	11,750	CAD	10,010	USD	596
Chinese yuan	51,500	CNY	6,704	USD	(25)
Danish kroner	4,600	DKK	819	USD	25
Euro	27,802	EUR	37,000	USD	(265)
Indian rupee	76,900	INR	1,786	USD	81
Israeli shekel	11,100	ILS	2,640	USD	120
Japanese yen	1,010	JPY	8,618	USD	(112)
Singapore dollar	18,400	SGD	12,039	USD	121
Swedish krona	17,800	SEK	12,541	USD	125
Swiss franc	4,050	CHK	3,354	USD	18

					1,638

Contract to Buy Euro €
British pounds	18,450	GBP	36,842	EUR	30
Danish krone	15,000	DKK	2,747	EUR	0
Norwegian krone	9,800	NOK	1,646	EUR	1
Swedish krona	17,000	SEK	,2488	EUR	(52)
Swiss franc	5,350	CHF	4,534	EUR	92

					71

Contract to Sell Euro €
British pounds	8,950	GBP	(17,934)	EUR	(73)
Norwegian krone	3,800	NOK	(637)	EUR	1
Swiss franc	2,350	CHK	(1,986)	EUR	(35)

					(107)

Total					(632)

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

Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of April 30, 2007, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 164 days. This reflects the auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days.

We are exposed to changes in short-term interest rates through the notes payable of $215.0 million, which bear a variable short-term interest rate based on the London Interbank Offering Rate (“LIBOR”). The effective annual interest rate on this debt was approximately 5.8 percent as of April 30, 2007. The annual interest expense on this debt will fluctuate from time to time depending on changes in LIBOR and changes in our financial position as specified in the loan agreement. A 1.0 percent (100 basis point) increase in LIBOR will generate an increase in annual interest expense of approximately $2.4 million. We are also exposed to changes in short-term interest rates through our invested balances of cash equivalents, restricted cash and short-term investments, the yields on which will fluctuate with changes in short-term interest rates. A 1.0 percent (100 basis point) decrease in short-term interest rates would result in an annual reduction of interest income of approximately $0.2 million. The annual interest rate on our $255.3 million convertible notes was fixed at 4.0 percent through the maturity date in December 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended April 30, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. In addition, the current complaint includes a claim purportedly on behalf of a class of BEA shareholders arising out of Oracle’s unsolicted acquisition proposal, claiming that members of our Board of Directors breached their fiduciary duties in response to the proposal. It is not known when or on what basis the action will be resolved.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. As a result of the Audit Committee’s review into our historical stock option grant practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A—Controls and Procedures in our Form 10-K for the year ended January 31, 2007). A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. A failure to implement and maintain effective internal control over financial reporting could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

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

Acquisition speculation and investor actions and could cause us to lose key personnel, prevent us from hiring additional key personnel and distract our management, which could harm our business.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

Exhibit	Description
10.1	Purchase and Sale Agreement, dated February 22, 2007, among the Registrant, The Sobrato Family Foundation and Sobrato-Sobrato Investments

10.2	Land Purchase and Sale Agreement, dated February 26, 2007, between the Registrant and Tishman Speyer Development Corporation

10.3	Waiver No. 3 to the Credit Agreement, dated March 9, 2007, among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto

10.4	Description of bonus compensation paid for fiscal year 2007 under the Senior Executive Bonus Plan (incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on March 20, 2007, Commission File No. 000-22369)*

10.5	Description of base salaries, target bonuses and equity awards for fiscal year 2008 (incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on April 30, 2007, Commission File No. 000-22369)*

10.6	Fiscal Year 2008 Executive Staff Bonus Plan under the Senior Executive Bonus Plan*

10.7	Compensation Letter dated April 25, 2007 between the Registrant and Mark P. Dentinger*

10.8	Compensation Letter dated April 25, 2007 between the Registrant and Wai M. Wong*

10.9	Compensation Letter dated April 25, 2007 between the Registrant and Mark T. Carges*

10.10	Compensation Letter dated April 25, 2007 between the Registrant and William M. Klein*

10.11	Compensation Letter dated April 25, 2007 between the Registrant and David L. Gai*

10.12	Form of Employment Agreement between the Registrant and Richard T. Geraffo, Jr., dated November 14, 2005*

10.13	Compensation Letter dated April 25, 2007 between the Registrant and Richard T. Geraffo, Jr.*

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/S/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

Dated: November 15, 2007