Form 10-Q
period 2007-07-31
BEA SYSTEMS INC
filed 2007-11-15
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues:
License fees	$123,120	$135,966	$237,767	$268,370
Services	241,495	203,649	472,693	394,481

Total revenues	364,615	339,615	710,460	662,851

Cost of revenues:
Cost of license fees	14,182	16,226	33,927	31,478
Cost of services	73,720	67,756	144,431	130,686

Total cost of revenues	87,902	83,982	178,358	162,164

Gross profit	276,713	255,633	532,102	500,687
Operating expenses:
Sales and marketing	128,109	127,127	256,994	248,077
Research and development	58,902	55,882	120,116	110,858
General and administrative	36,013	32,047	74,167	62,123
Restructuring charge	1,605	—	1,605	—
Acquisition-related in-process research and development	—	—	—	2,700

Total operating expenses	224,629	215,056	452,882	423,758

Income from operations	52,084	40,577	79,220	76,929
Interest and other, net:
Interest expense	(2,103)	(5,974)	(5,269)	(11,998)
Net gains on sale of minority interest in equity investments	222	—	1,132	10,972
Interest income and other, net	15,433	14,607	32,047	25,284

Total interest and other, net	13,552	8,633	27,910	24,258

Income before provision for income taxes	65,636	49,210	107,130	101,187
Provision for income taxes	18,584	15,194	30,640	32,077

Net income	47,052	34,016	76,490	69,110
Other comprehensive income:
Foreign currency translation adjustments	1,867	3,824	4,175	6,724
Unrealized gain (loss) on available-for-sale investments, net of income taxes	(58)	361	240	1,045

Comprehensive income	$48,861	$38,201	$80,905	$76,879

Net income per share:
Basic	$0.12	$0.09	$0.19	$0.18

Diluted	$0.11	$0.08	$0.18	$0.17

Number of shares used in per share calculations:
Basic	398,310	393,200	398,310	390,600

Diluted	414,430	408,480	413,520	405,830

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	July 31, 2007 (Unaudited)	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$830,683	$867,294
Restricted cash	1,266	1,413
Short-term investments	290,313	313,941
Accounts receivable, net	296,213	394,799
Deferred tax assets	118,543	56,767
Other current assets	49,855	46,126

Total current assets	1,586,873	1,680,340
Long-term investments	52,683	93,528
Property and equipment, net	188,724	144,471
Goodwill, net	233,213	233,998
Acquired intangible assets, net	48,599	67,959
Long-term restricted cash	2,371	2,372
Long-term deferred tax assets	112,255	166,027
Other long-term assets	10,185	10,147

Total assets	$2,234,903	$2,398,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,597	$27,521
Accrued liabilities	87,315	93,507
Restructuring obligations	3,168	3,089
Accrued payroll and related liabilities	82,594	105,797
Accrued income taxes	14,446	120,156
Deferred revenues	407,925	449,282
Deferred tax liabilities	4,788	4,788
Current portion of notes payable and other obligations	565	1,302

Total current liabilities	626,398	805,442
Notes payable and other long-term obligations	16,720	228,790
Long-term income tax liabilities	132,551	—
Commitments and contingencies
Stockholders’ equity:
Common stock	456	456
Additional paid-in capital	1,926,244	1,902,657
Treasury stock, at cost	(478,249)	(478,249)
Retained earnings	(5,793)	(72,416)
Accumulated other comprehensive income	16,576	12,162

Total stockholders’ equity	1,459,234	1,364,610

Total liabilities and stockholders’ equity	$2,234,903	$2,398,842

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended July 31,
	2007	2006
Operating activities:
Net income	$76,490	$69,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,292	11,405
Stock based compensation expense	23,900	33,586
Excess tax benefit from stock-based payment arrangements	(33)	(6,076)
Amortization and impairment charges related to acquired intangible assets	20,102	18,602
Acquisition-related in-process research and development	—	2,700
Changes in operating assets and liabilities	23,572	34,563
Other	1,109	(10,228)

Net cash provided by operating activities	156,432	153,662

Investing activities:
Purchases of land, building and property and equipment	(159,206)	(10,080)
Proceeds from land sale	105,547	—
Payments for acquisitions, net of cash acquired	(578)	(83,495)
Purchases of available-for-sale investments	(188,722)	(257,036)
Proceeds from maturities of available-for-sale investments	158,950	237,209
Proceeds from sales of available-for-sale investments	96,425	85,113
Proceeds from sales of minority interest in equity investments	910	11,610

Net cash provided by (used in) investing activities	13,326	(16,679)

Financing activities:
Repurchase of short-term convertible subordinated notes	—	(208,562)
Repayment of credit facility	(215,000)	—
Excess tax benefit from stock-based payment arrangements	33	6,076
Net proceeds received for employee stock purchases	168	74,719
Purchases of treasury stock	—	—

Net cash used in financing activities	(214,799)	(127,767)

Net (decrease) increase in cash and cash equivalents	(45,041)	9,216
Effect of exchange rate changes on cash and cash equivalents	8,430	14,903
Cash and cash equivalents at beginning of period	867,294	1,017,772

Cash and cash equivalents at end of period	$830,683	$1,041,891

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (referred herein as “we”, “us”, “BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the three and six months ended July 31, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2008 (“Fiscal 2008”) or thereafter.

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

Facilities Consolidation Charges.

In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at July 31, 2007. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of income in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to July 31, 2007, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $9.5 million, which exceeds the accrued balance at July 31, 2007 by $1.3 million.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $226 million are realizable based on the “more likely than not” standard required for recognition.

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted effective February 1, 2007. FAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of FAS 158 effective February 1, 2009. Based upon our July 31, 2007 balance sheet and with insignificant foreign pension plan obligations, the adoption of FAS 158 did not have a material impact on our results of operations and financial position.

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

Note 2. Business combinations

Fiscal 2007 acquisitions

Flashline, Inc.

On August 22, 2006, the Company paid cash consideration to acquire all the outstanding shares of Flashline, Inc., a privately held software company headquartered in Cleveland, Ohio. Flashline Inc.’s product is a metadata repository that provides enterprise-wide visibility into an organization’s software assets to help reduce IT costs and improve business agility. The enterprise metadata repository capabilities of Flashline, Inc.’s product together with UDDI service registry, BEA AquaLogic Service Registry, provide a complete metadata management solution. It gives BEA customers the capability to manage and govern the full SOA lifecycle, from planning and design through runtime and maintenance.

Flashline has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values as of August 22, 2006 and adjusted as necessary for changes in estimates through July 31, 2007. The total purchase price is $43.6 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Preliminary Purchase Price
Acquisition of the outstanding common stock of Flashline	$43,014
Estimated acquisition related transaction costs	606

Total preliminary purchase price	$43,620

Purchase price allocation

The total purchase price has been allocated to Flashline’s net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2006, and have been adjusted as necessary for changes in estimates through July 31, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The primary areas of the purchase price allocation that were not yet finalized relate to certain income and non-income based taxes and residual goodwill. In addition, upon finalization of the combined company’s legal entity structure, additional adjustments to deferred taxes may be required. The following is the preliminary purchase price allocation (in thousands):

As of July 31, 2007
Cash and short-term investments	$176
Accounts receivable	262
Intangible assets, net	7,100
Goodwill	29,214
Deferred tax assets	6,109
Accounts payable and other accrued liabilities	(566)
Notes Payable and other long-term liabilities	(120)
Deferred revenue	(255)
In-process research and development	1,700

Total preliminary purchase price	$43,620

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

Fuego, Inc.

On February 28, 2006, the Company paid cash consideration to acquire all the outstanding shares of Fuego, Inc. (“Fuego”), a privately-held software company headquartered in Plano, Texas. Fuego specializes in providing Service Oriented Architecture software to help companies manage business processes. The Fuego software has become a part of the BEA AquaLogic product family and serves as the foundation of the new BEA AquaLogic Business Service Interaction product line. The Fuego acquisition has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values as of February 28, 2006 and adjusted as necessary through February 28, 2007.

The total purchase price is $88.0 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Purchase Price
Acquisition consideration for Fuego	$86,036
Acquisition related transaction costs	2,383

Total purchase price	$88,419

Purchase price allocation

The total purchase price has been allocated to Fuego’s net tangible and identifiable intangible assets based on their fair values as of July 31, 2007, as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill, which is not deductible for tax purposes. The following is the purchase price allocation (in thousands):

As of July 31, 2007
Cash and short-term investments	$5,821
Accounts receivable, net	3,481
Prepaids and other current assets	212
Fixed assets	44
Intangible assets, net	18,300
Goodwill	54,878
Deferred tax assets	7,276
Accounts payable and other accrued liabilities	(2,400)
Deferred revenue	(1,893)
In-process research and development	2,700

Total preliminary purchase price	$88,419

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

Note 3. Stock Based Compensation

The following table summarizes the stock-based compensation expense for stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Cost of license fees	$41	$58	$75	$120
Cost of services	1,511	2,562	3,007	4,871
Sales and marketing	3,587	6,763	7,742	12,076
Research and development	2,690	4,267	5,368	7,958
General and administrative	3,902	4,564	7,708	8,561

Stock-based compensation before income taxes	11,731	18,214	23,900	33,586
Income tax benefit	(2,449)	(4,116)	(4,990)	(7,595)

Total stock-based compensation expense after taxes	$9,282	$14,098	$18,910	$25,991

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

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the three and six months ended July 31, 2006:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Risk-free interest rate	4.5%	4.9%	4.5%	4.9%
Expected volatility	27%	30%	27-33%	30-70%
Expected term	3.7-4.4 years	3.6-4.4 years	3.7-4.6 years	3.6-4.4 years
Expected dividends	none	none	none	none

The weighted-average fair value of options granted during the three and six months ended July 31, 2007 was $3.65 and $3.87, respectively. The weighted-average fair value of options granted during the three and six months ended July 31, 2006 was $4.05 and $4.44, respectively.

Stock Options

A summary of stock option activity during the quarter ended July 31, 2007 is as follows (in thousands, except years and per-share amounts):

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Options outstanding at January 31, 2007	65,811	$12.37
Grants	7,033	$12.31
Exercises	—	$—
Forfeitures or expirations	(1,667)	$10.48

Options outstanding at July 31, 2007	71,177	$12.43	5.91	$187,710

Vested and expected to vest options at July 31, 2007	67,703	$12.47	5.84	$184,293

Exercisable options at July 31, 2007	52,246	$12.92	5.35	$158,239

The aggregate intrinsic value of options outstanding at July 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 34.2 million shares that had exercise prices that were lower than the market price of our common stock as of July 31, 2007. There were no options exercised during the quarter ended July 31, 2007. The Company settles employee stock option exercises with newly issued common shares.

As of July 31, 2007, there was $55.8 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards

The following table summarizes our restricted stock award activity for the quarter ended July 31, 2007 (in thousands, except per share amounts):

	Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Unvested restricted stock at January 31, 2007	1,609	$10.76
Granted during second quarter fiscal 2008	—	—
Vested during second quarter fiscal 2008	—	—
Forfeited during second quarter fiscal 2008	(55)	11.83

Unvested restricted stock at July 31, 2007	1,554	$10.72

As of July 31, 2007, there was $3.7 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 1.9 years. No restricted stock awards vested during the quarter ended April 30, 2007.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of the Company’s common stock at 85% of the fair market value twice a year in the second and fourth fiscal quarter. ESPP awards were valued using the Black-Scholes-Merton option valuation model. During the three and six months ended July 31, 2006 ESPP awards were valued using the following weighted-average assumptions:

	Three months ended July 31, 2006	Six months ended July 31, 2006
Risk-free interest rate	5.2%	5.2%
Expected volatility	37%	37%
Expected term	6 months	6 months
Expected dividends	none	none

No shares were purchased under the ESPP for the three or six months ended July 31, 2007 as the company was unable to issue shares of its common stock because it was not current with its reporting obligations under the Securities Exchange Act. The weighted-average fair value of ESPP awards valued during the three and six months ended July 31, 2006 was $3.37.

As of July 31, 2007, there was $0.2 million of total unrecognized compensation costs related to the ESPP that is expected to be fully recognized during the next 0.4 years.

Note 4. Acquired Intangible Assets and Goodwill

The following table provides a summary of the carrying amount of goodwill (in thousands):

	July 31, 2007	January 31, 2007
Gross carrying amount of goodwill	$366,557	$367,342
Accumulated amortization of goodwill	(133,344)	(133,344)

Net carrying amount of goodwill	$233,213	$233,998

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized and exclude amounts originally allocated to assembled workforce (in thousands):

	July 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,756	$(167,695)	$34,061
Non-compete agreements	32,146	(31,913)	233
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	54,409	(40,104)	14,305

Total	$301,586	$(252,987)	$48,599

	January 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,349	$(151,237)	$50,112
Non-compete agreements	32,146	(30,588)	1,558
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	54,409	(38,120)	16,289

Total	$301,179	$(233,220)	$67,959

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	For the six months ended July 31,
	2007	2006
Purchased technology	$13,322	$15,345
Non-compete agreements	1,025	1,500
Other intangible assets (distribution rights, purchased software, customer base)	1,983	1,757

Total	$16,330	$18,602

In the first quarter of fiscal 2008, the Company recorded an impairment of $3.8 million related to a small acquisition completed in fiscal 2006, in accordance with FAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets. This resulted in a write down of intangibles and accumulated amortization of $14.1 million and $10.3 million, respectively.

The total expected future amortization as of July 31, 2007, related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Six months ending January 31, 2008	$10,425
Fiscal year ending January 31, 2009	16,774
Fiscal year ending January 31, 2010	12,032
Fiscal year ending January 31, 2011	7,593
Thereafter	1,775

Total	$48,599

Note 5. Property and Equipment

Property and equipment consist of the following (in thousands):

	July 31, 2007	January 31, 2007
Land	$8,034	$105,016
Building	127,224	—
Computer hardware and software	108,540	108,655
Furniture and equipment	40,519	39,404
Leasehold improvements	62,274	53,158
Furniture and equipment under capital leases	3,153	3,153

	349,744	309,386
Accumulated depreciation and amortization	(161,020)	(164,915)

Total property and equipment	$188,724	$144,471

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $1.5 million at July 31, 2007 and $1.2 million at January 31, 2007. The remaining balance of furniture and equipment under capital lease was fully depreciated in prior years.

In the first quarter of fiscal 2008, the Company entered into a Land Purchase and Sale Agreement (the “Land Agreement”) with Tishman Speyer Development Corporation (“Tishman”), pursuant to which the Company agreed to sell the San Jose Land to Tishman for $108.0 million. Under the terms of the Land Agreement, on February 27, 2007 Tishman delivered into escrow a non-refundable deposit in the amount of $15.0 million, and on March 29, 2007 the $93.0 million balance of the purchase price, in accordance with the terms and subject to typical conditions contained in the Land Agreement, including the delivery of deeds, title insurance and payment of closing costs. After closing costs, the Company recorded a net gain of $0.8 on the sale of the San Jose Land.

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

Note 6. Restructuring Charges

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

In the second quarter of fiscal 2008, the Company occupied the new San Francisco office space and vacated the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company recorded a facilities consolidation charge of $2.5 million related to future lease commitments. The $2.5 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of July 31, 2007, $8.4 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $1.3 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2006	$9,681
Additional charges accrued during fiscal 2007 included in operating expenses	454
Cash payments during fiscal 2007	(2,011)

Accrued at January 31, 2007	8,124
Additional charges accrued during fiscal 2008 included in operating expenses	1,605
Cash payments during the six months ended July 31, 2007	(1,282)

Accrued at July 31, 2007	$8,447

Note 7. Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	July 31, 2007	January 31, 2007
License fees	$8,565	$13,797
Services	399,360	435,485

Total deferred revenues	$407,925	$449,282

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

Note 8. Notes Payable and Other Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	July 31, 2007	January 31, 2007
Current portion of notes payable and other obligations	$565	$1,302

Other long-term obligations	$15,693	$12,678
Capital lease	1,027	1,112
Credit facility	—	215,000

Notes payable and other long-term obligations	$16,720	$228,790

Other long-term obligations include an accrual of $5.3 million related to the facilities consolidation.

Notes payable and other obligations consist of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	July 31, 2007
	Capital leases	Other obligations
Six months ending January 31, 2008	$105	$2,024
Fiscal year ending January 31, 2009	211	3,187
Fiscal year ending January 31, 2010	211	3,159
Fiscal year ending January 31, 2011	211	2,936
Fiscal year ending January 31, 2012	211	1,320
Thereafter	525	3,461

Total minimum lease payments and total other obligations	1,474	$16,087

Amounts representing interest on capital lease	(276)

Present value of minimum lease payments	1,198
Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$1,027

Credit facility

During fiscal 2007, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 million to repay in full and terminate the Keybank Agreement which was scheduled to mature in October 2008.

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.7 percent as of July 31, 2007. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

On September 11, 2006, the Company provided notice to the Administrative Agent and the lenders party to the Credit Facility that a default had occurred because the Company had not timely furnished certified financial statements. On October 6, 2006, December 8, 2006, March 9, 2007 and July 9, 2007, the Company was granted Waiver No. 1, Waiver No. 2, Waiver No. 3 and Waiver No. 4 that waived compliance by the Company with the requirements of the Credit Agreement to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006 and October 31, 2006, January 31, 2007, April 30, 2007 and July 31, 2007, respectively. Waiver No. 4 was granted from the date of Waiver No. 4 through the earlier to occur of (i) October 9, 2007, (ii) the date of delivery of the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which is in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

In addition, pursuant to waiver No. 4 the commitments of the lenders to make loans other than the $215 million borrowed to date, and of the issuing bank to issue, amend, renew or extend any letter of credit, is suspended until the date of delivery to the administrative agent and the lenders of the (i) ratification and reaffirmation of the Previous Financial Statements or modified or restated versions of the Previous Financial Statements which, in a reasonable opinion of the required lenders , do not materially adversely deviate from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (ii) the financial statements and compliance certificates for the quarters ended July 31, 2006 and October 31, 2006.

The Credit Agreement permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Agreement remains in effect.

Note 9. Income Taxes

The Company has provided income tax expense of $18.6 million and $15.2 million for the second quarter of fiscal 2008 and fiscal 2007, respectively. The Company has provided for income taxes for the second quarter of fiscal 2008 based on a projected effective tax rate of 28 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The second quarter of fiscal 2008 reflected a one-time income tax expense of $0.3 million relating to the accrual of tax reserves resulting in an effective tax rate of 29 percent. The projected annual effective tax rate for the second quarter of fiscal 2008 reflects a 5 percentage point reduction as compared to the projected annual effective tax rate for the second quarter of fiscal 2007 due primarily to a benefit of lower non-deductible stock option compensation expense and the benefit of higher projected current year low taxed foreign earnings. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s projected annual effective tax rate for the second quarter of fiscal 2007 was 31 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

The Company has provided income tax expense of $30.6 million and $32.1 million for the six months ended July 31, 2007 and 2006, respectively. The Company has provided for income taxes for the six months ended July 31, 2007 based on a projected effective tax rate of 28 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The first six months of fiscal 2008 reflected one-time income tax expense of $0.6 million relating to the accrual of tax reserves resulting in an effective tax rate of 29 percent. The projected annual effective tax rate for the first six months of fiscal 2008 reflects a 5 percentage point reduction as compared to the projected annual effective rate for the first six months of fiscal 2007 due to the benefit of higher projected current year low taxed foreign earnings. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of non-deductible stock option compensation expense and projected low taxed current year foreign earnings. The Company’s projected annual effective tax rate for the six months ended July 31, 2006 was 33 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

The Company adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007. The cumulative effect of adopting FIN 48 was a $9.9 million decrease to the opening balance of retained earnings. Upon adoption, the total amount of gross unrecognized tax benefits was $139.8 million. Included in this balance were approximately $71.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company is currently under audit by the Internal Revenue Service and several states and foreign jurisdictions It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time.

In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the Provision for income taxes. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest and penalties of $9.0 million as of the date of adoption of FIN 48.

The gross unrecognized tax benefits increased by approximately $3.6 million for the six months ended July 31, 2007. Interest and penalties for the same period increased by approximately $2.3 million.

The Company files income tax returns in the U.S federal jurisdiction, in various states, and in various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before January 31, 2001.

Note 10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	July 31, 2007	January 31, 2007
Foreign currency translation adjustments	$16,709	$12,534
Unrealized loss on available-for-sale investments	(133)	(372)

Total accumulated other comprehensive income	$16,576	$12,162

Note 11. Treasury Stock

In September 2001, March 2003, May 2004, March 2005 and May 2007, the Board of Directors approved stock repurchases that in aggregate equaled $1.1 billion of our common stock under a share repurchase program (the “Share Repurchase Program”). During the six months ended July 31, 2007 and through the date of this filing, the Company did not repurchase any shares due to the stock option review. Approximately $621.7 million is available for repurchase under the Share Repurchase Program.

Note 12. Minority Interest in Equity Investments

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Numerator:
Numerator for basic net income per share:
Net income	$47,052	$34,016	$76,490	$69,110

Denominator:
Denominator for basic net income per share, weighted average shares outstanding	398,310	393,200	398,310	390,600
Weighted average dilutive potential common shares
Options and shares subject to repurchase and shares held in escrow	16,120	15,280	15,210	15,230

Denominator for diluted net income per share	414,430	408,480	413,520	405,830

Basic net income per share	$0.12	$0.09	$0.19	$0.18

Diluted net income per share	$0.11	$0.08	$0.18	$0.17

The computation of diluted net income per share for the three months ended July 31, 2007 and 2006 excludes the impact of options to purchase 24.7 million and 20.4 million shares of common stock, respectively, as such impact would be anti-dilutive. The computation of diluted net income per share for the six months ended July 31, 2007 and 2006 excludes the impact of options to purchase 25.6 million and 19.2 million shares of common stock, respectively, as such impact would be anti-dilutive. These options could be dilutive in the future.

The computation of diluted net income per share for the three and six months ended July 31, 2006 also excludes the conversion of the 2006 Notes which are convertible into 7.4 million shares of common stock at July 31, 2006, as such impact would be anti-dilutive.

Note 14. Related Party Transactions

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on BEA’s Board of Directors. The total revenues recognized by the Company from such customers in the six months ended July 31, 2007 and 2006 were insignificant.

Note 15. Commitments and Contingencies

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of July 31, 2007 or January 31, 2007. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of July 31, 2007.

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

Note 16. Subsequent Events

Related Matters before the SEC and Status of Nasdaq Listing

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

Credit facility

On October 9, 2007, the Company the Company was granted Waiver No. 5. Waiver No. 5 waived compliance by the Company with the requirements of the Credit Agreement to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007, respectively. Waiver No. 5 (the “Waiver”) to the Credit Agreement dated as of July 31, 2006 among the Company,

JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (the “Credit Agreement”). Pursuant to the Waiver, the required lenders under the Credit Agreement waived compliance by the Company with the requirements of the Credit Agreement to deliver financial statements and compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007, and the fiscal year ended January 31, 2007. The waiver was granted for the period (the “Waiver Period”) commencing on the date of the Waiver through the earlier to occur of (i) January 9, 2008, (ii) the date of delivery to the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which, in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of BEA Systems, Inc. (referred to herein as “we,” “us,” “BEA” or the “Company”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 31, 2007, and subsequent filings with the Securities and Exchange Commission (the “SEC”). This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements using terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “goals,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include, without limitation, statements related to:fluctuation of revenues and operating results, including as a result of seasonality;

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

Seasonality. Our first fiscal quarter license revenues are typically significantly lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a fiscal year. In addition, many of our customers begin a new fiscal year on January 1, and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue. Our cash flows and deferred revenue balances also tend to fluctuate seasonally, based in part on the seasonality of our license business.

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

Results of Operations

The following table sets forth certain line items in our consolidated statements of income as a percentage of total revenues for the three and six months ended July 31, 2007 and 2006.

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Revenues:
License fees	33.8%	40.0%	33.5%	40.5%
Services	66.2%	60.0%	66.5%	59.5%

Total revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Cost of license fees (1)	11.5%	11.9%	14.3%	11.7%
Cost of services (1)	30.5%	33.3%	30.6%	33.1%

Total cost of revenues	24.1%	24.7%	25.1%	24.5%

Gross margin	75.9%	75.3%	74.9%	75.5%
Operating expenses:
Sales and marketing	35.1%	37.4%	36.2%	37.4%
Research and development	16.2%	16.5%	16.9%	16.7%
General and administrative	9.9%	9.4%	10.4%	9.4%
Restructuring charge	0.4%	—	0.2%	—
Acquisition related in-process research and development	—	—	—	0.4%

Total operating expenses	61.6%	63.3%	63.7%	63.9%

Income from operations	14.3%	12.0%	11.2%	11.16%
Interest and other, net	3.7%	2.5%	3.9%	3.7%

Income before provision for income taxes	18.0%	14.5%	15.1%	15.3%
Provision for income taxes	5.1%	4.5%	4.3%	4.9%

Net income	12.9%	10.0%	10.8%	10.4%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
Total revenues	$364,615	$339,615	7.4%	$710,460	$662,851	7.2%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support and maintenance, education and consulting. Total revenues increased 7.4 percent for the quarter ended July 31, 2007 (the “second quarter of fiscal 2008”) as compared the three months ended July 31, 2006 (the “first quarter of fiscal 2007”) due to a 18.6 percent increase in service revenues offset by a 9.4 percent decrease in license revenue. The increase in services revenues was primarily related to customer support and maintenance revenues.

Total revenues increased 7.2 percent for the first six months ended July 31, 2007 (the “first half of fiscal 2008”) as compared to the first six months ended July 31, 2006 (the “first half of fiscal 2007”) due to a 19.8 percent increase in services revenues offset by an 11.4 percent decrease in license revenues. The increase in services revenues in absolute dollars was primarily due to increased customer support and maintenance revenues.

Geographically, the Americas (U.S., Canada, Mexico and Latin America) contribution to total revenues decreased to 47.5 percent in the second quarter of fiscal 2008 compared to 53.7 percent in the second quarter of fiscal 2007. The EMEA (Europe, Middle East and Africa) contribution increased slightly to 34.6 percent in the second quarter of fiscal 2008 compared to 31.6 percent in the second quarter of fiscal 2007 and the APAC (Asia Pacific and Japan) contribution increased to 17.9 percent in the second quarter of fiscal 2008 compared to 14.7 percent for the second quarter of fiscal 2007. Additionally in the second quarter of fiscal 2008, EMEA revenues, which grew in absolute dollars year over year, were positively impacted by exchange rates. Total revenues for the second quarter of 2008, when translated at constant exchange rates from the same period in the prior year, would have been approximately $118.0 million, which represents a 10.1 percent increase over total revenues of $107.2 million for the same period in the prior year.

Geographically, the Americas contribution to total revenues decreased to 49.2 percent in the first half of fiscal 2008 compared to 53.8 percent in the first half of fiscal 2007. The EMEA contribution increased slightly to 33.9 percent in the first half of fiscal 2008 compared to 31.5 percent in the first half of fiscal 2007 and the APAC contribution increased slightly to 16.9 percent for the first half of fiscal 2008 from 14.7 percent for the first half of fiscal 2007. Additionally in the first half of fiscal 2008, EMEA revenues, which grew in absolute dollars year over year, were positively impacted by exchange rates. Exchange rates impacted total revenues for the first half of fiscal 2008 compared to the first half of fiscal 2007. Total revenues for the first half of 2008, when translated at constant exchange rates from the same period in the prior year, would have been approximately $222.3 million, which represents a 6.6 percent increase over total revenues of $208.6 million for the same period in the prior year.

License Fees (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
Total license fees	$123,120	$135,966	(9.4)%	$237,767	$268,370	(11.4)%

Total license fees decreased 9.4 percent for the second quarter of fiscal 2008 as compared to the second quarter in fiscal 2007. License fees from the WebLogic product family declined as a percentage of total license fees, but this decline was partially offset by increases in license fees from the AquaLogic product family. Due to the structure of our multiproduct enterprise license agreements, our breakdown of product family license fees is based on our best estimate of demand at the time the order is placed, not necessarily on actual deployment.

Total license fees decreased 11.4 percent for first half of fiscal 2008 as compared to the first half of fiscal 2007. License fees from the WebLogic product family declined as a percentage of total license fees, but this decline was partially offset by increases in license fees from the AquaLogic and Tuxedo product families. Due to the structure of our multiproduct enterprise license agreements, our breakdown of product family license fees is based on our best estimate of demand at the time the order is placed, not necessarily on actual deployment.

Geographically, total license fees for the first half of fiscal 2008 in the Americas declined 35.4 percent, but this decline was offset by an increase of 40.3 percent and 6.7 percent in APAC and EMEA, respectively. In addition, license fees were positively impacted by exchange rates. In the first half of fiscal 2008, license revenues for the first half of fiscal 2008, when translated at constant exchange rates from the same period in the prior year, would have been approximately $230.8 million, which represents a 14.0 percent decline in license revenues of $268.4 million for the same period in the prior year.

Quarterly revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 19% to 36% of total license fees over the past eight quarters. Transactions greater than $1 million constitute a significant portion of total license revenues and management believes these transactions have an inherent volatility related to the timing and size of such transactions, which increases the risk that reported results may differ from expected results.

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

The following table provides a summary of service revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
Consulting and education revenues	$51,560	$42,924	20.1%	$99,500	$82,895	20.0%
Customer support and maintenance revenues	189,935	160,725	18.2%	373,193	311,586	19.8%

Total services revenues	$241,495	$203,649	18.6%	$472,693	$394,481	19.8%

Total services revenues increased 18.6 percent for the second quarter of fiscal 2008 as compared to the second quarter of fiscal 2007. This increase in services revenue was due to a 20.1 percent increase in customer support and maintenance revenue and a 18.2 percent increase in consulting and education revenues. In the second quarter of fiscal 2008, service revenues, when translated at a constant exchange rate from the same period in the prior year, would have been $235.4 million, an increase of 15.6 percent over total services revenue of $203.6 million for the same period in fiscal 2007.

Total services revenues increased 19.8 percent for the second half of fiscal 2008 as compared to the second half of fiscal 2007. This increase in services revenue was due to a 20.0 percent increase in customer support and maintenance revenue and a 19.8 percent increase in consulting and education revenues. In the first half of fiscal 2008, service revenues, when translated at a constant exchange rate from the same period in the prior year, would have been $458.8 million, an increase of 16.3 percent over the same period in fiscal 2007.

The increase in customer support and maintenance revenue for the second quarter and first half of fiscal 2008 compared to the second quarter and first half of fiscal 2007 was primarily due to maintenance renewals on our existing installed base of software licenses and new maintenance contracts sold together with new license fees. The increase in consulting and education revenues for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was due to a 21.9 percent increase in consulting services. The increase in consulting and education revenues for the first half of fiscal 2008 compared to the first half of fiscal 2007 was due to a 21.4 percent increase in consulting services which was primarily due to exchange rate impacts and one specific engagement on which the revenue was primarily generated through the use of third-party consultants.

Revenues by Geographic Region

For each of the twelve fiscal quarters ended July 31, 2007, EMEA and APAC revenues combined as a percentage of total revenues have ranged between 45 percent and 53 percent, composed of 31 percent to 38 percent for EMEA and 14 percent to 18 percent for APAC. These ranges are expected to continue to fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and other factors.

The following tables provide a summary of revenues by geographic region (in thousands):

	Three months ended July 31, 2007	Percentage of total revenues	Three months ended July 31, 2006	Percentage of total revenues	Six months ended July 31, 2007	Percentage of total revenues	Six months ended July 31, 2006	Percentage of total revenues
Americas	$173,207	47.5%	$182,505	53.7%	$349,307	49.2%	$356,584	53.8%
European, Middle East and Africa region (“EMEA”)	126,036	34.6%	107,235	31.6%	240,880	33.9%	208,648	31.5%
Asia/Pacific region (“APAC”)	65,372	17.9%	49,875	14.7%	120,273	16.9%	97,619	14.7%

Total revenues	$364,615	100.0%	$339,615	100.0%	$710,460	100.0%	$662,851	100.0%

For the second quarter of fiscal 2008, the percentage of total revenue contribution from the Americas decreased 6.2 percentage points to 47.5 percent from 53.7 percent when compared to the same quarter in the prior fiscal year. This decrease in Americas total revenue was due to a 35.4 percent decrease in license fees offset by a 14.4 percent increase in services revenue. The increase in Americas services revenue was due to a 17.2 percent increase in customer support and maintenance revenue in addition to a 5.4 percent increase in consulting and education revenues.

For the first half of fiscal 2008, the percentage of total revenue contribution from the Americas decreased 4.6 percentage points to 49.2 percent from 53.8 percent when compared to the same half in the prior fiscal year. This decrease in Americas total revenue was due to a 29.7 percent decrease in license fees offset by a 15.7 percent increase in services revenue. The increase in Americas services revenue was due to a 18.6 percent increase in customer support and maintenance revenue in addition to a 6.3 percent increase in consulting and education revenues. Management believes the decrease in Americas license revenue in the first half of fiscal 2008 was impacted in part by a challenging selling environment and organization changes made in the first quarter of fiscal 2008.

For the second quarter of fiscal 2008, the percentage of total revenue contribution from EMEA increased 3.0 percentage points to 34.6 percent from 31.6 percent when compared to the same quarter in the prior fiscal year. This increase in EMEA total revenue was due to a 24.1 percent increase in services revenue and a 6.7 percent increase in license fees. The increase in EMEA services revenue was due to a 17.8 percent increase in customer support and maintenance revenue in addition to a 50.4 percent increase in consulting and education revenues. This increase in consulting and education revenues was due primarily to a significant consulting engagement recognized in the UK in the second quarter of fiscal 2008. In the second quarter of fiscal 2008, total revenues in EMEA of $126.0 million when translated at constant exchange rates from the same period in the prior year would have been approximately $118.0 million, which is a 10.1 percent increase over total revenues in EMEA of $107.2 million for the same quarter in the prior year.

For the first half of fiscal 2008, the percentage of total revenue contribution from EMEA increased 2.4 percentage points to 33.9 percent from 31.5 percent when compared to the same quarter in the prior fiscal year. This increase in EMEA total revenue was due to a 25.3 percent increase in services revenue and license fees remained flat. The increase in EMEA services revenue was due to a 20.3 percent increase in customer support and maintenance revenue in addition to a 45.8 percent increase in consulting and education revenues. This increase in consulting and education revenues was due primarily to a significant consulting engagement recognized in the UK in the first half of fiscal 2008. In the first half of fiscal 2008, total revenues in EMEA of $240.9 million when translated at constant exchange rates from the same period in the prior year would have been approximately $222.3 million, which is a 6.6 percent increase over total revenues in EMEA of $208.6 million for the same quarter in the prior year.

For the second quarter of fiscal 2008, the percentage of total revenue contribution from APAC increased 3.2 percentage points to 17.9 percent from 14.7 percent when compared to the same quarter in the prior fiscal year. This increase in APAC total revenue was due to a 22.4 percent increase in services revenue in addition to a 40.3 percent increase in license fees. The increase in APAC services revenue was due to a 22.8 percent increase in customer support and maintenance revenue and a 19.5 percent increase in consulting and education revenues. APAC was not significantly impacted by foreign exchange rates in the second quarter.

For the first half of fiscal 2008, the percentage of total revenue contribution from APAC increased 2.2 percentage points to 16.9 percent from 14.7 percent when compared to the same quarter in the prior fiscal year. This increase in APAC total revenue was due to a 23.8 percent increase in services revenue in addition to a 22.6 percent increase in license fees. The increase in APAC services revenue was due to a 23.1 percent increase in customer support and maintenance revenue and a 28.3 percent increase in consulting and education revenues. APAC was not significantly impacted by foreign exchange rates in the first half.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
Cost of license fees	$14,182	$16,226	(12.6)%	$33,927	$31,478	7.8%
Cost of services	73,720	67,756	8.8%	144,431	130,686	10.5%

Total cost of revenues	$87,902	$83,982	4.7%	$178,358	$162,164	10.0%

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, customer base, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 11.5 percent and 11.9 percent of license revenues for the second quarter of fiscal 2008 and 2007, respectively. Cost of license fees declined due for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 due to a reduction in acquisition related intangible asset amortization due to the impairment charge taken in the first quarter of fiscal 2008. Management believes that cost of license fees may increase in absolute dollars in fiscal 2008 due to expansion of the compliance program and royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of license fees were 14.3 percent and 11.7 percent of license revenues for the first half of fiscal 2008 and 2007, respectively. The increase in the cost of license fees as a percentage of license revenues for the first half of fiscal 2008 compared to the same period in fiscal 2007 was primarily due to a $3.8 million acquisition related intangible asset impairment charge in the first quarter of fiscal 2008. The Company wrote off a small acquisition that was completed in fiscal 2007 in accordance with FAS 142. Management believes that cost of license fees may increase in absolute dollars in fiscal 2008 due to expansion of the compliance program and royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of Services. Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; and infrastructure expenses in information technology and facilities for the operation of the services organization. Cost of services represented 30.5 percent and 33.3 percent of services revenues for the second quarter of fiscal 2008 and fiscal 2007, respectively. Cost of services represented 30.6 percent and 33.1 percent of services revenues for the first half of fiscal 2008 and fiscal 2007, respectively. The 3.1 percent decline in cost of services as a percent of services revenues for both the second quarter and first half for fiscal 2008 over the same periods of fiscal 2007, was primarily due to improved margins in customer support and maintenance. This increase in services margins was also due to a decrease in recurring share-based compensation of $0.9 million and $1.3 million for the second quarter and first half of fiscal 2008 over the same periods of fiscal 2007, respectively. Total headcount at the end of the period increased 13 people year over year.

The increase in cost of services in absolute dollars from the second quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was due primarily to compensation expense. Compensation expense associated with salaries and benefits increased $6.4 million and was partially offset by a $0.9 million decline in recurring share based compensation. Cost of services was adversely impacted by foreign exchange rates in the first quarter of fiscal 2008. In the first quarter of fiscal 2008, cost of services of $73.7 million when translated at constant exchange rates from the same period in the prior year would have been approximately $70.9 million, which is a 4.6 percent increase over cost of services of $67.8 million for the same quarter in the prior year

The increase in cost of services in absolute dollars for the first half of fiscal 2008 compared to the first half of fiscal 2007 was due primarily to compensation expense. Compensation expense increased approximately $13.1 million related to salary and benefits and was partially offset by a decline in recurring share based compensation of $1.3 million. Cost of services was adversely impacted by foreign exchange rates for the first half of fiscal 2008. In the first half of fiscal 2008, cost of services of $144.4 million when translated at constant exchange rates from the same period in the prior year would have been approximately $140.5 million, which is a 7.3 percent increase over cost of services of $130.9 million for the same period in the prior year

Acquired Intangibles Amortization. Total future amortization expense associated with acquired intangibles is approximately $48.6 million which includes $10.4 million for the remaining six months of fiscal 2008, $16.8 million for fiscal 2009, $12.0 million for fiscal 2010, $7.6 million for fiscal 2011 and $1.8 million thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
Sales and marketing expenses	$128,109	$127,127	0.8%	$256,994	$248,077	3.6%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, certain information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased $1.1 million due to an increase of $3.7 million for salary and benefits related to an increase of 51 headcount partially offset by a decrease of $2.6 million in variable compensation. In the second quarter of fiscal 2008, sales and marketing of $128.1 million when translated at constant exchange rates from the same period in the prior year would have been approximately $124.9 million, which is a 1.7 percent decrease over sales and marketing expenses of $127.1 million for the same period in the prior year.

The increase in expenses from the first half of fiscal 2008 compared to the first half of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased $8.3 million due to (1) an increase of $11.9 million for salary and benefits related to an increase of 51 headcount; (2) a decrease of $3.6 million increase in variable compensation; and (3) a decrease of $3.2 million in recurring share-based compensation. In the first half of fiscal 2008, sales and marketing of $257.0 million when translated at constant exchange rates from the same period in the prior year would have been approximately $252.5 million, which is a 1.8 percent increase over sales and marketing expenses of $248.1 million for the same period in the prior year.

Research and Development (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
Research and development expenses	$58,902	$55,882	5.4%	$120,116	$110,858	8.4%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, certain information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues remained steady at 16.2 percent as compared to 16.5 percent for the second quarter of fiscal 2008 and second quarter of fiscal 2007, respectively. Research and development expenses as a percentage of total revenues increased to 16.9 percent from 16.7 percent for the first half of fiscal 2008 compared to the first half of fiscal 2007. The increase as a percentage of total revenue was due to BEA’s concerted effort to invest in research and development, specifically related to the WebLogic Communications Platform and the AquaLogic Product Family.

Research and development expenses increased $3.0 million from the first fiscal quarter of 2008 compared to the first fiscal quarter of 2007. As of July 31, 2007, research and development was comprised of 1,240 employees, 822 were located in the Americas and 418 were located outside the Americas. The increase in expenses from the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased $1.6 million due to salary and benefits related to an increase, both through acquisition and organic growth, of 88 headcount; partially offset by a decrease of $1.4 million associated with recurring share based compensation. In addition third party reimbursements declined by $1.2 million in the second quarter of fiscal 2008.

The increase in expenses from the first half of fiscal 2008 compared to the first half of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased $7.3 million for salary and benefits, both through acquisition and organic growth, of 88 headcount; partially offset by a decrease $2.3 million associated with stock-based compensation. In addition, third party reimbursements declined $1.3 million in fiscal 2008 compared to fiscal 2007.

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses. During the first half of fiscal 2008, we received $0.8 million related to research and development funding and $0.1 million of third party reimbursement, related to the development of ports and integration tools during the first half of fiscal 2008. Management believes the Company will receive research and development funding of approximately $0.8 million to $1.0 million in fiscal 2008 related to the co-development of a product of mutual interest. Total research and development expense is not expected to decline sequentially equal to the amount of the funding. . In the first half of fiscal 2007, we received $2.2 million of third party reimbursement, of which $0.9 million related to the development of ports and integration tools and $1.3 million related to research and development expenses.

General and Administrative (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
General and administrative expenses	$36,013	$32,047	12.4%	$74,167	$62,123	19.4%

General and administrative expenses increased $4.0 million for the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This increase in expenses was primarily due to an increase of $4.2 million for third party expenses related to the Company’s stock option review offset by a decline in recurring share based compensation of approximately $1.0 million. General and administrative expenses increased $12.0 million for the first half of fiscal 2008 compared to the first half of fiscal 2007. This increase in expenses was primarily due to $8.8 million for third party expenses related to the Company’s stock option review. Compensation expense for salary and benefits increased approximately $0.9 million offset by a decline in recurring share based compensation of $1.3 million for the first half of fiscal 2008 compared to the first half of fiscal 2007.

Other Charges

Acquisition-related in-process research and development In-process research and development (“IPR&D”) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use at the date the assessment was made in conjunction with the acquisition and consequently was written off in the first quarter of fiscal 2007.

Office Lease and Facilities Consolidation. In the second quarter of fiscal 2008, the Company occupied new San Francisco office space and vacated the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company recorded a facilities consolidation charge of $2.5 million related to future lease commitments. The $2.5 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended July 31,		Percentage change	Six months ended July 31,		Percentage change
	2007	2006		2007	2006
Interest expense	$(2,103)	$(5,974)	(64.8)%	$(5,269)	$(11,998)	(56.1)%
Foreign exchange gain (loss)	457	1,038	(56.0)%	1,220	664	83.7%
Interest income and other, net	15,198	13,569	12.0%	31,959	35,592	(10.2)%

Total interest and other, net	$13,552	$8,633	57.0%	$27,910	$24,258	15.1%

Interest expense is a function of the outstanding balance of the $215.0 million of notes payable in fiscal 2008 and the convertible notes that were outstanding in fiscal 2007. The decrease in interest expense for the second quarter and first half of fiscal 2008 compared to the same periods in fiscal 2007 correlates with the repurchase of all the outstanding convertible subordinated notes in fiscal 2007 and the payoff of the $215 million credit facility in fiscal 2008.

Interest income and other, net increased $1.6 million for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due primarily to (1) improved yields on our cash, cash equivalents and investment balances which resulted in an increase in interest income of $0.5 million; (2) $0.7 million write-off of unamortized arrangement cost on the credit facility; and (3) $0.2 million of gain on the disposition of minority interests in a strategic equity investment.

Interest income and other, net decreased $3.6 million for the first half of fiscal 2008 compared to the first half of fiscal 2007 due primarily to (1) improved yields on our cash, cash equivalents and investment balances which resulted in an increase in interest income of $5.0 million; (2) a gain of $0.8 million on the sale of the San Jose Land which is offset by (2) a $10.6 million decline in gains on the disposition of minority interests in strategic equity investments in fiscal 2008.

Provision for Income Taxes

We have recorded income tax expense of $18.6 million and $15.2 million for the second quarter of fiscal 2008 and fiscal 2007, respectively. We have provided for income taxes based on a projected annual effective tax rate of 28 percent and 33 percent for the second quarter of fiscal 2008 and fiscal 2007, respectively. The second quarter of fiscal 2008 reflected one-time income tax Expense of $0.3 million relating to the accrual of tax reserves resulting in an effective tax rate of 29 percent. The projected annual effective tax rate for the second quarter of fiscal 2008 reflects a 5 percentage point reduction as compared to the projected annual effective tax rate for the second quarter of fiscal 2007 primarily due to a benefit of lower non-deductible stock option compensation expense and the benefit of higher projected current year low taxed foreign earnings. Our projected annual effective tax rate for the second quarter of fiscal 2008 and for the second quarter of fiscal 2007 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed foreign earnings.

We have recorded income tax expense of $30.6 million and $32.1 million for the first six months of fiscal 2008 and fiscal 2007, respectively. We have provided for income taxes based on a projected annual effective tax rate of 28 percent and 33 percent for the first six months of fiscal 2008 and fiscal 2007, respectively. The first six months of fiscal 2008 reflected one-time income tax expense of $0.6 million relating to the accrual of tax reserves resulting in an effective tax rate of 29 percent. The projected annual effective tax rate for the first six months of fiscal 2008 reflects a 5 percentage point reduction as compared to the projected annual effective tax rate for the first six months of fiscal 2007 primarily due to a benefit of lower non-deductible stock option compensation expense and the benefit of higher projected current year low taxed foreign earnings. Our projected annual effective tax rate for the first six months of fiscal 2008 and for the first six months of fiscal 2007 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $226.0 million are realizable based on the “more likely than not” standard required for recognition.

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

As of July 31, 2007, cash, cash equivalents (excluding all restricted cash) and short-term and long-term investments totaled $1,174 million versus $1,275 million at January 31, 2007.

In the first half of fiscal 2008, net cash provided by operating activities increased by $2.8 million when compared to the first half of fiscal 2007. Net income adjusted for non-cash charges increased $2.4 million due to the increase in net income offset by the declines in share based compensation and acquisition related charges for intangible asset amortization and IPR&D. The change in operating assets and liabilities was essentially flat in the ordinary course of operations.

Cash provided by investing activities increased by $30.0 million when comparing cash flows from investing activities for the first half of fiscal 2008 and the first half of fiscal 2007. The change is primarily due to a decrease in acquisition payment activity that was partially offset by a decrease in gains on sales of minority investments. In addition, we sold the San Jose land for net proceeds of approximately $105.5 million and purchased of the Sobrato building for approximately $135.0 million.

Cash used in financing activities increased by $87.0 million in the first half of fiscal 2008 compared to the same period in the prior year. The increase in financing cash outflow was due to repaying the $215 million credit facility in fiscal 2008 compared to repurchasing $210 million in outstanding convertible notes offset by a decrease of $74.7 million in proceeds from the employee stock purchase plan.

Liquidity

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through July 31, 2008. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Contractual Obligations

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 to repay in full and terminate the long term debt facility which matured in October 2008. The Credit Facility permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Facility remains in effect. Interest on this debt was calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.7 percent as of July 31, 2007.

At January 31, 2007, the Company has utilized the majority of its net operating losses for U.S. tax reporting purposes. However, the Company has recognized a loss for tax purposes during the year ended January 31, 2008 on the sale of land that was held for its future headquarters. As a result, it is not anticipated that substantial cash payments for U.S. taxes will be required.

Restricted cash represents collateral for our letters of credit. Short term restricted cash correlates with letters of credit that expire within one year.

The following table of contractual obligations as of July 31, 2007 has been prepared assuming that the convertible subordinated notes will be repaid in cash upon maturity (in thousands):

Contractual obligations	Total payments due	Remainder of fiscal 2008	Fiscal 2009 and 2010	Fiscal 2011 and 2012	Fiscal 2013 and thereafter
Other obligations	$2,094	$1,996	$54	$44	$—
Operating leases	188,008	24,650	77,492	48,869	36,997
Capital lease	1,324	95	378	378	473

Total contractual obligations	$191,426	$26,471	$77,924	$49,291	$37,470

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004, March 2005 and May 2007, the Board of Directors approved stock repurchases that in aggregate equaled $1,100.0 million of our common stock under a share repurchase program (the “Share Repurchase Program”). In the first quarter of fiscal 2007, the Company did not repurchase any shares, and alternatively repurchased subordinated convertible notes (as discussed above). An additional $500 million was approved by the Board of Directors in May 2007, resulting in a remaining $621.7 million available for repurchase under the Share Repurchase Program.

Off-balance sheet arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of July 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of July 31, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2014. Future minimum lease payments under our operating leases as of July 31, 2007 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the second quarter and first half of July 31, 2007 and 2006 were insignificant.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 52.5 percent and 46.3 percent of total revenues for the second quarter of fiscal 2008 and 2007, respectively, and 50.8 percent and 46.2 percent of total revenues in the first half of fiscal 2008 and 2007, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and six months ended July 31, 2007. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and six months ended July 31, 2006 with the exception of the United Kingdom with $66.1 million or 10.0% of total revenues in the six months ended July 31, 2006. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Most of our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. At July 31, 2007, our transaction exposures amounted to $121.4 million and were offset by foreign currency forward contracts with a net notional amount of $121.4 million. Based on exposures at July 31, 2007, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in an insignificant gain or loss. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net losses resulting from foreign currency transactions were approximately $1.2 million for the first half of fiscal 2008 and approximately $0.7 million for the first half of fiscal 2007.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of July 31, 2007 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at July 31, 2007 and the contracted rate. All of these forward contracts mature within 94 days or less as of July 31, 2007.

	Local currency contract amount		Contract amount		Fair market value at July 31, 2007 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Argentine peso	3,100	ARS	1,006	USD	14
Australian dollar	3,900	AUD	3,272	USD	(44)
British pound	8,900	GBP	18,347	USD	273
Brazilian real	6,275	BRL	3,303	USD	(31)
Canadian dollar	4,200	CAD	3,960	USD	18
Chinese yuan	38,550	CNY	5,096	USD	(2)
Euros	83,464	EUR	113,398	USD	(1,061)
Israeli shekel	8,550	ILS	2,039	USD	53
Indian Rupee	237,800	INR	5,806	USD	(68)
Japanese yen	2,710,000	JPY	22,475	USD	(577)
Korean won	30,600,000	KRW	33,185	USD	(112)
Mexican peso	71,000	MXN	6,544	USD	108
New Zealand dollar	700	AUD	513	USD	(17)
Polish zloty	2,200	PLN	808	USD	14
Singapore dollar	2,100	SGD	1,377	USD	(12)
Swedish krona	25,675	SEK	3,778	USD	(50)
Swiss franc	2,100	CHF	1,752	USD	(1)
Taiwan dollar	17,700	TWD	535	USD	(3)

					(1,498)

Contract to Sell US $
Argentine peso	3,100	ARS	1,006	USD	(14)
Australian dollar	2,100	AUD	1,715	USD	70
Brazilian real	3,000	BRL	1,527	USD	67
British pounds	12,925	GBP	25,582	USD	652
Canadian dollar	11,520	CAD	10,750	USD	71
Chinese yuan	44,800	CNY	5,923	USD	(10)
Danish kroner	17,400	DKK	3,214	USD	(10)
Euros	60,375	EUR	81,723	USD	1,121
Israeli shekel	7,400	ILS	1,864	USD	(141)
Indian Rupee	71,200	INR	1,755	USD	3
Japanese yen	1,460,000	JPY	12,149	USD	295
Mexican peso	19,000	MXN	1,763	USD	(35)
New Zealand dollar	700	AUD	533	USD	(1)
Singapore dollar	6,700	SGD	4,455	USD	(14)
Swedish krona	47,000	SEK	7,052	USD	65
Swiss franc	3,500	CHF	2,892	USD	44

					2,163

Contract to Buy Euro €
Danish kroner	50,000	DKK	9,183	EUR	(8)
British pound	13,500	GBP	27,209	EUR	(139)
Norwegian krone	11,000	NOK	1,856	EUR	(29)
Swedish krona	36,000	SEK	5,335	USD	(18)
Swiss franc	5,000	CHF	4,152	EUR	(23)

					(217)

Contract to Sell Euro €
Danish kroner	26,000	DKK	4,772	EUR	7
Norwegian krone	6,000	NOK	1,011	EUR	17
Swedish krona	18,000	SEK	2,680	EUR	(2)
Swiss franc	2,300	CHF	1,902	EUR	15

					37

Total					485

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of July 31, 2007, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 178 days. This reflects the auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended July 31, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of income. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. For example, in the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. At July 31, 2007, we had remaining net goodwill and net acquired intangible assets of approximately $281.8 million. In the quarter ended April 30, 2007, we took an additional charge of approximately $3.8 million in connection with impairment of goodwill related to our acquisition of Connectera. If we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. As a result of the Audit Committee’s review into our historical stock option grant practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A—Controls and Procedures in the Annual Report for the year ended January 31, 2007). A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. A failure to implement and maintain effective internal control over financial reporting could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

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

We plan to hold our 2007 Annual Meeting of Stockholders (the “2007 Annual Meeting”) on Thursday, February 14, 2008, in Santa Clara, California. Stockholders of record as of the close of business on December 17, 2007 are entitled to notice and to vote at the 2007 Annual Meeting.

The 2007 Annual Meeting date constitutes a change of more than 30 days from the anniversary of our 2006 Annual Meeting of Stockholders. As a result, pursuant to the Securities Exchange Act of 1934, as amended, as well as the requirements for advance notice set forth in our bylaws, we have set a new deadline for the receipt of stockholder proposals submitted for inclusion in our proxy materials for the 2007 Annual Meeting. Taking into consideration the time and process for addressing any deficiencies in proposals that may be submitted, we have determined that the new deadline for delivering stockholder proposals to us will be the close of business on November 26, 2007. Such proposals should be delivered to: BEA Systems, Inc., 2315 North First Street, San Jose, CA 95131, Attention: Secretary. We recommended that such proposals be sent by certified mail, return receipt requested. Such proposals also will need to comply with the rules of the Securities and Exchange Commission regarding the inclusion of stockholder proposals in our proxy materials and may be omitted if not in compliance with applicable requirements.

Solely in connection with the 2007 Annual Meeting, we have waived the advance notice to which we are entitled, as set forth in our bylaws, and will allow stockholders of record to nominate persons for election to the Board of Directors at the 2007 Annual Meeting so long as such nominations are received by the close of business on January 1, 2008. Such nominations should be delivered to: BEA Systems, Inc., 2315 North First Street, San Jose, CA 95131, Attention: Secretary. We recommend that such nominations be sent by certified mail, return receipt requested. Such nominations also will need to comply with all other requirements of our bylaws and applicable law.

ITEM 6.	Exhibits

Exhibit	Description
10.1	Waiver No. 4 to the Credit Agreement, dated July 9, 2007, among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto

10.2	Form of Notice of Grant of Stock Options and Option Agreement and form of Non-Qualified Stock Option Agreement under the Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 29, 2007, Commission File No. 000-22369)*

10.3	Form of Notice of Restricted Stock Unit Award and form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 29, 2007, Commission File No. 000-22369)*

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC. (Registrant)

/s/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

Dated: November 15, 2007