Form 10-Q
period 2007-10-31
BEA SYSTEMS INC
filed 2007-12-10
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of November 30, 2007, there were approximately 405,332,000 shares of the registrant’s common stock outstanding.

BEA SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues:
License fees	$134,782	$136,365	$372,549	$404,735
Services	249,646	211,307	722,339	605,788

Total revenues	384,428	347,672	1,094,888	1,010,523

Cost of revenues:
Cost of license fees	14,045	15,501	47,972	46,979
Cost of services	75,021	67,807	219,451	198,493

Total cost of revenues	89,066	83,308	267,423	245,472

Gross profit	295,362	264,364	827,465	765,051
Operating expenses:
Sales and marketing	133,627	130,368	390,621	378,445
Research and development	57,070	58,710	177,186	169,568
General and administrative	40,379	35,881	114,546	98,004
Restructuring charge	—	—	1,605	—
Acquisition-related in-process research and development	—	1,700		4,400

Total operating expenses	231,076	226,659	683,958	650,417

Income from operations	64,286	37,705	143,507	114,634
Interest and other, net:
Interest expense	—	(6,082)	(5,269)	(18,080)
Interest income	14,801	17,680	45,669	43,554
Net gains on sale of minority interest in equity investments	—	—	—	10,972
Other	(1,131)	(2,054)	1,180	(2,644)

Total interest and other, net	13,670	9,544	41,580	33,802

Income before provision for income taxes	77,956	47,249	185,087	148,436
Provision for income taxes	21,985	12,128	52,626	44,205

Net income	55,971	35,121	132,461	104,231
Other comprehensive income:
Foreign currency translation adjustments	8,766	(563)	12,941	6,161
Unrealized gain on available-for-sale investments	1,580	938	1,819	1,983

Comprehensive income	$66,317	$35,496	$147,221	$112,375

Net income per share:
Basic	$0.14	$0.09	$0.33	$0.27

Diluted	$0.13	$0.08	$0.32	$0.25

Number of shares used in per share calculations:
Basic	398,300	397,790	398,300	393,000

Diluted	415,600	415,470	414,130	409,010

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	October 31, 2007 (Unaudited)	January 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$826,602	$867,294
Restricted cash	1,035	1,413
Short-term investments	416,619	313,941
Accounts receivable, net	297,013	394,799
Deferred tax assets	98,122	56,767
Other current assets	55,956	46,126

Total current assets	1,695,347	1,680,340
Long-term investments	26,374	93,528
Property and equipment, net	189,397	144,471
Goodwill, net	232,527	233,998
Acquired intangible assets, net	42,453	67,959
Long-term restricted cash	2,399	2,372
Long-term deferred tax assets	111,477	166,027
Other long-term assets	9,931	10,147

Total assets	$2,309,905	$2,398,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,806	$27,521
Accrued liabilities	103,899	93,507
Restructuring obligations	3,112	3,089
Accrued payroll and related liabilities	82,136	105,797
Accrued income taxes	5,403	120,156
Deferred revenues	388,589	449,282
Deferred tax liabilities	4,788	4,788
Current portion of long-term obligations	657	1,302

Total current liabilities	618,390	805,442
Long-term obligations	20,728	228,790
Long-term income tax liabilities	135,044	—
Commitments and contingencies
Stockholders’ equity:
Common stock	456	456
Additional paid-in capital	1,936,435	1,902,657
Treasury stock, at cost	(478,249)	(478,249)
Retained earnings (accumulated deficit)	50,179	(72,416)
Accumulated other comprehensive income	26,922	12,162

Total stockholders’ equity	1,535,743	1,364,610

Total liabilities and stockholders’ equity	$2,309,905	$2,398,842

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine months ended October 31,
	2007	2006
Operating activities:
Net income	$132,461	$104,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,272	17,260
Amortization and impairment charges related to acquired intangible assets	26,249	28,201
Stock compensation expense	35,023	54,629
Excess tax benefit from stock-based payment arrangements	(34)	(7,362)
Acquisition-related in-process research and development	—	4,400
Changes in operating assets and liabilities	27,095	16,054
Other	5,846	(9,599)

Net cash provided by operating activities	243,912	207,814

Investing activities:
Purchases of land, building, property and equipment	(165,390)	(16,873)
Proceeds from land sale	105,547	—
Payments for acquisitions, net of cash acquired	(580)	(128,046)
Purchases of available-for-sale short-term investments	(378,445)	(376,639)
Proceeds from maturities of available-for-sale short-term investments	220,799	125,550
Proceeds from sales of available-for-sale short-term investments	126,411	311,085
Proceeds from sale of minority interest in equity investments	910	11,610

Net cash used in investing activities	(90,748)	(73,313)

Financing activities:
Repurchase of short-term convertible subordinated notes	—	(208,562)
Excess tax benefit from stock-based payment arrangements	34	7,362
Net proceeds received for employee stock purchases	168	94,692
Funds placed in restricted cash for convertible debt defeasance	—	(260,355)
Repayment of credit facility	(215,000)	—

Net cash used in financing activities	(214,798)	(366,863)

Net decrease in cash and cash equivalents	(61,634)	(232,362)
Effect of exchange rate changes on cash and cash equivalents	20,942	13,902
Cash and cash equivalents at beginning of period	867,294	1,017,772

Cash and cash equivalents at end of period	$826,602	$799,312

See accompanying notes to condensed consolidated financial statements.

BEA SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto, together with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the BEA Systems, Inc. (referred herein as “we”, “us”, “BEA” or the “Company”) Annual Report on Form 10-K for the fiscal year ended January 31, 2007. The results of operations for the three and nine months ended October 31, 2007 are not necessarily indicative of the results to be anticipated for the entire fiscal year ending January 31, 2008 (“Fiscal 2008”) or thereafter.

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

In addition to our direct sales force, the Company has a number of partnerships that represent an indirect channel for license revenues, including system platform companies, packaged application software developers, application service providers, system integrators and independent consultants and distributors. Fundamentally, partners who resell our products either embed or do not embed (i.e., “bundle”) our software into their own software products. Partners who embed our software are referred to as embedded Independent Software Vendors (“ISVs”), and revenue is recognized upon delivery of our software to the partner assuming all other revenue recognition criteria have been met. Partners who do not embed our software are generally referred to as Resellers. Due to the risk of concessions in the software industry regarding transactions with Resellers, the Company recognizes revenue once persuasive evidence of sell through to an end user is received and all other revenue recognition criteria have been met. The Company’s partner license agreements do not provide for rights of return.

Services revenue includes revenues for consulting services, education and customer support and maintenance. Consulting revenue and the related cost of consulting are generally recognized on a time and materials basis. BEA’s consulting arrangements do not include significant customization of the software since the software is essentially a pre-packaged “off the shelf” platform that applications are built on or attached to. Customer support and maintenance agreements provide technical support and the right to unspecified future upgrades on an if-and-when available basis. Customer support and maintenance revenues are recognized ratably over the term of the support period (generally one year). Education services revenue and costs are recognized as the related training services are delivered.

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

Accounts receivable and the allowance for doubtful accounts

Accounts receivable are stated at cost, net of allowances for doubtful accounts. The Company makes judgments as to its ability to collect outstanding receivables and records allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ financial liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue and allowance charges associated with liquidity concerns are recorded as general and administrative expenses. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of factors such as our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends.

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

Facilities Consolidation Charges.

In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at October 31, 2007. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of income in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to October 31, 2007, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $8.7 million, which exceeds the accrued balance at October 31, 2007 by $1.2 million.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that deferred tax assets, net of deferred tax liabilities, in the amount of $205 million are realizable based on the “more likely than not” standard required for recognition.

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB No. 87, 88, 106 and 132(R) (“FAS 158”). FAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006, which we adopted effective January 31, 2007. FAS 158 also requires companies to measure the funded status of the plan as of the date of its fiscal year end, effective for fiscal years ending after December 15, 2008. We expect to adopt the measurement provisions of FAS 158 effective January 31, 2009. Based upon our October 31, 2007 balance sheet and with insignificant foreign pension plan obligations, the adoption of FAS 158 did not have a material impact on our results of operations and financial position.

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

Note 2. Business Combinations

Fiscal 2007 acquisitions

Flashline, Inc.

On August 22, 2006, the Company paid cash consideration to acquire all the outstanding shares of Flashline, Inc., a privately held software company headquartered in Cleveland, Ohio. Flashline is a metadata repository that provides enterprise-wide visibility into an organization’s software assets to help reduce IT costs and improve business agility. Flashline has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values as of August 22, 2006 and adjusted through August 22, 2007. The total purchase price is $43.6 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Purchase Price
Acquisition of the outstanding common stock	$43,014
Estimated acquisition related transaction costs	606

Total purchase price	$43,620

Purchase price allocation

The total purchase price has been allocated to Flashline’s net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2006, and has been adjusted through August 22, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill. The following is the purchase price allocation (in thousands):

As of October 31, 2007
Cash and short-term investments	$176
Accounts receivable	262
Deferred Tax Asset	6,109
Intangible assets	7,100
Goodwill	29,176
Accounts payable and other accrued liabilities	(528)
Notes Payable and other long-term liabilities	(120)
Deferred revenue	(255)
In-process research and development	1,700

Total purchase price	$43,620

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

The total purchase price is $88.4 million, including the estimated acquisition related transaction costs, and is comprised of (in thousands):

Purchase Price
Acquisition consideration for Fuego	$86,036
Acquisition related transaction costs	2,383

Total purchase price	$88,419

Purchase price allocation

The total purchase price has been allocated to Fuego’s net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2006, and adjusted as necessary for changes in estimates through February 28, 2007 as set forth below. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill. The following is the purchase price allocation (in thousands):

As of October 31, 2007
Cash and short-term investments	$5,821
Accounts receivable, net	3,481
Prepaids and other current assets	212
Fixed assets	44
Deferred tax asset	7,276
Intangible assets	18,300
Goodwill	54,878
Accounts payable and other accrued liabilities	(2,400)
Deferred revenue	(1,893)
In-process research and development	2,700

Total purchase price	$88,419

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

Deferred revenue

In allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Fuego’s February 28, 2007 deferred support revenue by $0.3 million to reflect an ending balance of $1.6 million, which represents the estimate of the fair value of the support obligation assumed. As a result of the adjustments to record Fuego’s support obligations assumed at fair value, $0.3 million of customer support revenues that would have been otherwise recorded by Fuego as an independent entity will not be recognized in the Company’s consolidated results of operations. As former Fuego customers renew these support contracts, the Company will recognize the full value of the support contracts over the renewal period, the majority of which are one year. The Company also recorded deferred consulting revenues of approximately $0.3 million.

Note 3. Stock Based Compensation

The following table summarizes the stock-based compensation expense for stock options, modifications to stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Cost of license fees	$32	$58	$107	$178
Cost of services	1,462	3,152	4,469	8,023
Sales and marketing	3,193	7,376	10,936	19,474
Research and development	2,477	5,172	7,846	13,130
General and administrative	3,960	5,286	11,665	13,824

Stock-based compensation before income taxes	11,124	21,044	35,023	54,629
Income tax benefit	(2,323)	(4,756)	(7,313)	(12,351)

Total stock-based compensation expense after taxes	$8,801	$16,288	$27,710	$42,278

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

We used the following weighted-average valuation assumptions to estimate the fair value of options granted for the three and nine months ended October 31, 2007 and 2006:

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Risk-free interest rate	3.9%	4.8%	3.9-4.5%	4.8- 4.9%
Expected volatility	33%	32%	27-33%	30-70%
Expected term	3.8-4.4 years	3.7-4.4 years	3.7-4.6 years	3.6-4.4 years
Expected dividends	none	none	none	none

The weighted-average fair value of options granted during the three and nine months ended October 31, 2007 was $3.98 and $3.89, respectively. The weighted-average fair value of options granted during the three and nine months ended October 31, 2006 was $4.32 and $4.44, respectively.

Stock Options

Information with respect to option activity under the Company’s stock option plans during the nine months ended October 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(in thousands)	(in dollars)	(in years)	(in thousands)
Options outstanding at February 1, 2007	65,811	$12.37
Grants	8,868	$12.28
Exercises	—	$—
Forfeitures or expirations	(2,868)	$9.69

Options outstanding at October 31, 2007	71,811	$12.48	5.70	$438,692

Options vested and expected to vest at October 31, 2007	68,567	$12.51	5.63	$423,635

Options exercisable at October 31, 2007	53,445	$12.89	5.19	$343,236

Aggregate intrinsic value of options outstanding at October 31, 2007 is calculated as the difference between the exercise price of the underlying options and the market price of our common stock for the 39.2 million shares that had exercise prices that were lower than the market price of our common stock as of October 31, 2007. There were no options exercised during the quarter ended October 31, 2007.

As of October 31, 2007, there was $52.8 million of total unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Stock Awards

Information with respect to restricted stock award activity under the Company’s stock option plans for the nine months ended October 31, 2007 is summarized as follows:

	Restricted Stock Awards Outstanding (In Thousands)	Weighted Average FMV at Grant Date per share
Unvested restricted stock at February 1, 2007	1,609	$10.76
Granted	—	—
Vested	—	—
Forfeited	(56)	11.86

Unvested restricted stock at October 31, 2007	1,553	$10.72

As of October 31, 2007, there was $3.0 million of total unrecognized compensation cost related to restricted stock which is expected to be recognized over a weighted-average period of 1.7 years. No restricted stock awards vested during the quarter ended October 31, 2007.

Employee Stock Purchase Plan

Under our Employee Stock Purchase Plan (ESPP), qualified employees are entitled to purchase shares of the Company’s common stock at 85% of the fair market value twice a year in the second and fourth fiscal quarter. ESPP awards were valued using the Black-Scholes-Merton option valuation model. During the three and nine months ended October 31, 2006 ESPP awards were valued using the following weighted-average assumptions:

Employee Stock Purchase Plan	Three months ended October 31, 2006	Nine months ended October 31, 2006
Risk-free interest rate	5.20%	5.20%
Expected volatility	37%	37%
Expected term	6 months	6 months
Expected dividends	none	none

No shares were purchased under the ESPP for the three or nine months ended October 31, 2007 as the Company was unable to issue shares of its common stock because it was not current with its reporting obligations under the Securities Exchange Act. The weighted-average fair value of ESPP awards valued during the nine months ended October 31, 2006 was $3.37.

As of October 31, 2007, there was $0.1 million of total unrecognized compensation costs related to the ESPP that is expected to be fully recognized during the next 0.1 years.

Note 4. Acquired Intangible Assets and Goodwill

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	October 31, 2007	January 31, 2007
Gross carrying amount of goodwill	$365,871	$367,342
Accumulated amortization of goodwill	(133,344)	(133,344)

Net carrying amount of goodwill	$232,527	$233,998

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized (in thousands):

	October 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,756	$(172,617)	$29,139
Non-compete agreements	32,146	(32,146)	—
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (customer base, distribution rights, purchased software)	54,409	(41,095)	13,314

Total	$301,586	$(259,133)	$42,453

	January 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,349	$(151,237)	$50,112
Non-compete agreements	32,146	(30,588)	1,558
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (customer base, distribution rights, purchased software)	54,409	(38,120)	16,289

Total	$301,179	$(233,220)	$67,959

The total amortization and impairment expense related to acquired intangible assets is provided in the table below (in thousands):

	For the nine months ended October 31,
	2007	2006
Purchased technology	$18,243	$23,105
Non compete agreements	1,258	2,367
Other intangible assets (customer base, distribution rights, purchased software)	2,975	2,729

Subtotal	22,476	28,201
Impairment charges	3,773	—

Total amortization and impairment related to acquired intangible assets	$26,249	$28,201

In the first nine months of fiscal 2008, the Company recorded an impairment of $3.8 million related to a small acquisition completed in fiscal 2006, in accordance with FAS 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

The total expected future amortization as of October 31, 2007, related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
Three months ending January 31, 2008	$4,278
Fiscal year ending January 31, 2009	16,774
Fiscal year ending January 31, 2010	12,032
Fiscal year ending January 31, 2011	7,593
Thereafter	1,776

Total	$42,453

Note 5. Property and Equipment

Property and equipment consist of the following (in thousands):

	October 31, 2007	January 31, 2007
Land	$8,034	$105,016
Building	127,227	—
Computer hardware and software	112,419	108,655
Furniture and equipment	41,847	39,404
Leasehold improvements	64,905	53,158
Furniture and equipment under capital leases	3,153	3,153
Construction in progress	164	—

	357,749	309,386
Accumulated depreciation and amortization	(168,352)	(164,915)

	$189,397	$144,471

In the first quarter of fiscal 2008, the Company entered into a Land Purchase and Sale Agreement (the “Land Agreement”) with Tishman Speyer Development Corporation (“Tishman”), pursuant to which the Company agreed to sell the San Jose Land to Tishman for $108.0 million. After closing costs, the Company recorded a net gain of $0.8 million on the sale of the San Jose Land.

Also in the first quarter of fiscal 2008, the Company entered into a Purchase and Sale Agreement (the “Building Agreement”) with the The Sobrato Family Foundation and Sobrato-Sobrato Investments (collectively, “Sobrato”), pursuant to which the Company agreed to purchase a 17-story building and parking facilities located at 488 Almaden Boulevard, San Jose, California from Sobrato for $135.3 million. That facility is intended to be our new corporate headquarters. The Company delivered a $10.0 million deposit to Sobrato on March 1, 2007 and paid the $125.3 million balance of the purchase price on April 2, 2007. We have allocated the purchase price to the land and building based on third party appraisals. The building will be depreciated over 40 years once the build-out occurs and the building is occupied.

Note 6. Restructuring Obligations

Facilities Consolidation

During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2007 and 2006, an additional $0.5 and $0.8 million, respectively, was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

During fiscal 2005, due to a decline in employee and contractor hiring we identified the opportunity to reduce our facilities requirements. We approved a plan to consolidate six sites in the United States and Canada. A facilities consolidation charge of $7.7 million was recorded and was comprised of $6.9 million related to future lease commitments and $0.8 million of leasehold improvement write-offs. The $6.9 million of future lease commitments was calculated based on management’s best estimates and the present value of the remaining future lease commitments for vacant facilities, net of present value of the estimated future sublease income.

In the second quarter of fiscal 2008, the Company occupied new San Francisco office space and vacated the three existing San Francisco office locations. Two of the three existing office leases expire in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company recorded a facilities consolidation charge of $2.5 million related to future lease commitments. The $2.5 million of future lease commitments was calculated based on management’s estimates and the present value of the remaining future lease commitments for vacant facilities.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of October 31, 2007, $7.5 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $1.2 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2006	$9,681
Additional charges accrued during fiscal 2007 included in operating expenses	454
Cash payments during fiscal 2007	(2,011)

Accrued at January 31, 2007	$8,124
Additional charges accrued during fiscal 2008 included in operating expenses	1,605
Cash payments during the nine months ended October 31, 2007	(2,274)

Accrued at October 31, 2007	$7,455

Note 7. Deferred Revenues

The following table sets forth the components of deferred revenues (in thousands):

	Balances at
	October 31, 2007	January 31, 2007
License fees	$3,461	$13,797
Services	385,128	435,485

Total deferred revenues	$388,589	$449,282

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

Note 8. Long-term Obligations

Long-term obligations consist of the following (in thousands):

	October 31, 2007	January 31, 2007
Current portion of long-term obligations	$657	$1,302

Other long-term obligations	$19,744	$12,678
Capital lease	984	1,112
Credit facility	—	215,000

Long-term obligations	$20,728	$228,790

Other long-term obligations include an accrual of $4.3 million related to the facilities consolidation.

Long-term obligations consist of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	October 31, 2007
	Capital leases	Other obligations
Remaining three months ending January 31, 2008	$53	$2,111
Fiscal year ending January 31, 2009	211	2,822
Fiscal year ending January 31, 2010	211	3,552
Fiscal year ending January 31, 2011	211	3,040
Fiscal year ending January 31, 2012	211	1,716
Thereafter	524	6,989

Total minimum lease payments and total other obligations	1,421	$20,230

Amounts representing interest on capital lease	(266)

Present value of minimum lease payments	1,155
Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$984

Credit facility

During fiscal 2007, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.085 percent as of October 31, 2007. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011.

On September 11, 2006, the Company provided notice to the Administrative Agent and the lenders party to the Credit Facility that a default had occurred because the Company had not timely furnished certified financial statements. On October 6, 2006, December 8, 2006, March 9, 2007 July 9, 2007 and October 9, 2007 the Company was granted Waiver No. 1, Waiver No. 2, Waiver No. 3 Waiver No. 4 and Waiver No. 5 that waived compliance by the Company with the requirements of the Credit Facility to deliver the financial statements and the compliance certificates for the quarters ended July 31, 2006 and October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007, respectively. Waiver No. 5 was granted from the date of Waiver No. 5 through the earlier to occur of (i) January 9, 2008, (ii) the date of delivery to the administrative agent or the lenders of any modified or restated version of the Company’s financial statements for its fiscal year ended January 31, 2006 or fiscal quarter ended April 30, 2006 (the “Previous Financial Statements”) which, in the reasonable opinion of the required lenders, materially adversely deviates from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (iii) the date of the occurrence of any other default or event of default not waived by the Waiver.

In addition, pursuant to Waiver No. 5, the commitments of the lenders to make loans other than the $215 million borrowed to date, and of the issuing bank to issue, amend, renew or extend any letter of credit, was suspended until the date of delivery to the administrative agent and the lenders of the (i) ratification and reaffirmation of the Previous Financial Statements or modified or restated versions of the Previous Financial Statements which, in a reasonable opinion of the required lenders , do not materially adversely deviate from the original version thereof in a manner that negatively impacts the creditworthiness of the Company, and (ii) the financial statements and compliance certificates for the quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, and July 31, 2007. As of December 7, 2007, the Company was in the process of preparing the required documentation for the lenders.

The Credit Facility permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215 million outstanding balance under the Credit Facility, and the Credit Facility remains in effect.

Note 9. Income Taxes

The Company has provided income tax expense of $22.0 million and $12.1 million for the third quarter of fiscal 2008 and fiscal 2007, respectively. The Company has provided for income taxes for the third quarter of fiscal 2008 based on a projected effective tax rate of 27 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The third quarter of fiscal 2008 reflected a one-time income tax expense of $2.5 million related to the accrual of tax reserves. This was partially offset by a one-time income tax benefit of $1.1 million related to the return to provision reconciliation, resulting in an effective tax rate of 28%.The projected annual effective tax rate for the third quarter of fiscal 2008 reflects a 6 percentage point reduction as compared to the projected annual effective tax rate for the third quarter of fiscal 2007 due primarily to a benefit of lower non-deductible stock option compensation expense and the benefit of higher projected current year low taxed foreign earnings. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the third quarter of fiscal 2007 was 26 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

The Company has provided income tax expense of $52.6 million and $44.2 million for the nine months ended October 31, 2007 and 2006, respectively. The Company has provided for income taxes for the nine months ended October 31, 2007 based on a projected effective tax rate of 27 percent and adjusted for certain items for which the tax effect is required to be recognized in the period in which it occurs. The first nine months of fiscal 2008 reflected a one-time income tax expense of $3.1 million related to the accrual of tax reserves. This was partially offset by a one-time income tax benefit of $1.1 million related to the return to provision reconciliation, resulting in an effective tax rate of 28%. The projected annual effective tax rate for the first nine months of fiscal 2008 reflects a 6 percentage point reduction as compared to the projected annual effective rate for the first nine months of fiscal 2007 due primarily to a benefit of lower non-deductible stock option compensation expense and the benefit of higher projected current year low taxed foreign earnings. The Company’s projected annual effective tax rate is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed current year foreign earnings. The Company’s effective tax rate for the nine months ended October 31, 2006 was 30 percent and differed from the U.S. federal statutory rate of 35 percent primarily due to the benefit of low taxed foreign earnings.

The Company adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007. The cumulative effect of adopting FIN 48 was a $9.9 million decrease to the opening balance of retained earnings. Upon adoption, the total amount of gross unrecognized tax benefits was $139.8 million. Included in this balance was approximately $71.7 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The Company is currently under audit by the Internal Revenue Service and several states and foreign jurisdictions. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time.

In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest and penalties of $9.0 million as of the date of adoption of FIN 48.

The gross unrecognized tax benefits increased by approximately $7.5 million for the nine months ended October 31, 2007. Interest and penalties for the same period increased by approximately $4.3 million.

The Company files income tax returns in the U.S federal jurisdiction, in various states, and in various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before January 31, 2001.

Note 10. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	October 31, 2007	January 31, 2007
Foreign currency translation adjustments	$25,475	$12,534
Unrealized gain (loss) on available-for-sale investments	1,447	(372)

Total accumulated other comprehensive income	$26,922	$12,162

Note 11. Treasury Stock

In September 2001, March 2003, May 2004, March 2005 and May 2007, the Board of Directors approved stock repurchases that in aggregate equaled $1.1 billion of our common stock under a share repurchase program (the “Share Repurchase Program”). During the nine months ended October 31, 2007 and through the date of this filing, the Company did not repurchase any shares. Approximately $621.7 million is available for repurchase under the Share Repurchase Program.

Note 13. Minority Interest in Equity Investments

In the first quarter of fiscal 2007, the Company recognized $11.0 million of net gains on the disposal of two minority interests in equity investments. The first disposal was of shares of a privately held company that went public in February 2006 and resulted in a $2.7 million gain. The second disposal of a minority interest in an equity investment was a privately held company acquired by a third party in March 2006, which resulted in an $8.3 million gain.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Numerator:
Numerator for basic net income per share:
Net income	$55,971	$35,121	$132,461	$104,231

Denominator:
Denominator for basic net income per share:
Denominator for basic net income per share, weighted average shares outstanding	398,300	397,790	398,300	393,000
Weighted average dilutive potential common shares
Options and shares subject to repurchase and shares held in escrow	17,300	17,680	15,830	16,010

Denominator for diluted net income per share	415,600	415,470	414,130	409,010

Basic net income per share	$0.14	$0.09	$0.33	$0.27

Diluted net income per share	$0.13	$0.08	$0.32	$0.25

The computation of diluted net income per share for the three months ended October 31, 2007 and 2006 excludes the impact of options to purchase 23.5 million and 16.5 million shares of common stock, respectively, as such impact would be anti-dilutive. The computation of diluted net income per share for the nine months ended October 31, 2007 and 2006 excludes the impact of options to purchase 23.6 million and 15.8 million shares of common stock, respectively, as such impact would be anti-dilutive.

The computation of diluted net income per share for the three and nine months ended October 31, 2006 also excludes the conversion of the 2006 Notes which were convertible into 7.4 million shares of common stock at October 31, 2006, as such impact would be anti-dilutive.

Note 15. Related Party Transactions

Common board members or executive officers

The Company occasionally sells software products or services to companies that have board members or executive officers that are also on BEA’s Board of Directors. The total revenues recognized by the Company from such customers in the nine months ended October 31, 2007 and 2006 were insignificant.

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

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint named Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleged, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company was unfair and inadequate. The complaint sought an injunction barring consummation of the merger and, in the event that the merger was consummated, a rescission of the merger and an unspecified amount of damages. On November 30, 2007, the Court dismissed the complaint with prejudice. The deadline for plaintiff to appeal the judgment is approximately December 30, 2007. Currently, no appeal has been docketed. If there is an appeal, there can be no assurance that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed all liabilities of Plumtree resulting from the litigation.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al. was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint named Plumtree and all members of Plumtree’s board of directors as defendants alleging similar claims and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

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

Beginning on October 12, 2007, several class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County (Freedman v. BEA Systems, Inc. et al and Blaz v. BEA Systems, Inc. et al) and the Superior Court of the State of California for the County of Santa Clara (Gross v. BEA Systems, Inc. et al, Ellman v. Chuang et al and Zwick v. BEA Systems, Inc. et al). The complaints name the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire us for $17.00 per share. The complaints generally seek injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending these cases vigorously. There can be no assurance, however, that we will be successful in our defense of these actions. It is not known when or on what basis the action will be resolved.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of October 31, 2007 or January 31, 2007. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a three-year period. To date, the Company has not been required to make any payment resulting from infringement claims asserted against our customers. As such, the Company has not recorded a liability for infringement costs as of October 31, 2007.

The Company has obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We cannot predict the outcome of lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits.

Note 17. Subsequent Events

Offer to Amend Eligible Stock Options

On November 15, 2007, the Company launched an offer to amend the exercise price of certain options to give eligible employees holding eligible options to purchase shares of the Company’s common stock the right to amend the eligible options, and, with respect to eligible options that have an exercise price less than $21.00, to receive cash payments. The eligible stock options subject to the offer to amend are those that have been granted at a discount from fair market value and may be subject to adverse tax consequences under Section 409A of the United States Internal Revenue Code of 1986, as amended. Eligible employees under the offer (i) are employees of BEA Systems, Inc. or its subsidiaries on the last date on which the offer remains open for acceptance, (ii) are subject to taxation in the United States, (iii) are not and have never been officers or directors of the Company for purposes of Section 16 of the Securities Exchange Act of 1934, as amended, and (iv) are holders of an eligible option. The offer to amend has been filed with the SEC, is currently ongoing and expires on December 14, 2007 (unless extended). If the Company receives and accepts elections from all eligible employees of all options eligible for the offer to amend, subject to the terms and conditions of the offer, the Company would amend options to purchase a total of approximately 12,738,002 shares of common stock, or approximately 3.2% of the total shares of the Company’s common stock outstanding as of October 31, 2007, and the maximum aggregate cash payments payable pursuant to the offer will be $10.1 million.

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

Due to the seasonality of license revenue, a greater than proportional amount of our customer support contracts are renewed in the fourth quarter, which leads to a significant increase in deferred customer support revenue in the fourth quarter. The recognition of this deferred revenue occurs over the following four quarters, and consequently the deferred revenue balance generally declines in the first three quarters of the next fiscal year. Due to the significant increase in deferred customer support revenue balance in the fourth quarter, there is a greater than proportional cash collection of the respective receivables that occurs in the fourth quarter and the first quarter of the following fiscal year. Consequently operating cash flow is typically seasonally strong in the fourth quarter and first quarter and weaker in the second and third quarters of a fiscal year.

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

Results of Operations

The following table sets forth certain line items in our consolidated statements of income as a percentage of total revenues for the three and nine months ended October 31, 2007 and 2006.

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Revenues:
License fees	35.1%	39.2%	34.0%	40.1%
Services	64.9	60.8	66.0	59.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of license fees (1)	10.4	11.4	12.9	11.6
Cost of services (1)	30.0	32.1	30.4	32.8

Total cost of revenues	23.2	24.0	24.4	24.3

Gross margin	76.8	76.0	75.6	75.7
Operating expenses:
Sales and marketing	34.8	37.5	35.7	37.5
Research and development	14.8	16.9	16.2	16.8
General and administrative	10.5	10.3	10.5	9.7
Restructuring costs	—	—	0.1	—
Acquisition-related in-process research and development	—	0.5		0.4

Total operating expenses	60.1	65.2	62.5	64.4

Income from operations	16.7	10.8	13.1	11.3
Interest and other, net	3.6	2.7	3.8	3.4

Income before provision for income taxes	20.3	13.5	16.9	14.7
Provision for income taxes	5.7	3.4	4.8	4.4

Net income	14.6%	10.1%	12.1%	10.3%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
Total revenues	$384,428	$347,672	10.6%	$1,094,888	$1,010,523	8.3%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support and maintenance, education and consulting. Total revenues increased 10.6 percent for the quarter ended October 31, 2007 (the “third quarter of fiscal 2008”) as compared the three months ended October 31, 2006 (the “third quarter of fiscal 2007”) due to a 18.1 percent increase in service revenues offset by a 1.2 percent decrease in license revenue. The increase in services revenues was primarily related to customer support and maintenance revenues, due to a larger installed base.

Total revenues increased 8.3 percent for the first nine months ended October 31, 2007 (the “first nine months of fiscal 2008”) as compared to the first nine months ended October 31, 2006 (the “first nine months of fiscal 2007”) due to a 19.2 percent increase in services revenues offset by an 8.0 percent decrease in license revenues. The increase in services revenues in absolute dollars was primarily due to customer support and maintenance revenues, due to a larger installed base.

Geographically, the Americas (U.S., Canada, Mexico and Latin America) contribution to total revenues decreased to 50.5 percent in the third quarter of fiscal 2008 compared to 55.1 percent in the third quarter of fiscal 2007. The EMEA (Europe, Middle East and Africa) contribution increased to 32.9 percent in the third quarter of fiscal 2008 compared to 29.8 percent in the third quarter of fiscal 2007 and the APAC (Asia Pacific and Japan) contribution increased slightly to 16.6 percent in the third quarter of fiscal 2008 compared to 15.1 percent for the third quarter of fiscal 2007. Additionally in the third quarter of fiscal 2008, EMEA and APAC revenues, which grew in absolute dollars year over year, were positively impacted by exchange rates. Total revenues for the third quarter of 2008, when translated at constant exchange rates from the same period in the prior year, would have been approximately $369.8 million, which represents a 6.4 percent increase over total revenues for the same period in the prior year.

Geographically, the contribution of the Americas to total revenues decreased to 49.6 percent in the first nine months of fiscal 2008 compared to 54.2 percent in the first nine months of fiscal 2007. The EMEA contribution increased slightly to 33.5 percent in the first nine months of fiscal 2008 compared to 30.9 percent in the first nine months of fiscal 2007 and the APAC contribution increased slightly to 16.8 percent for the first nine months of fiscal 2008 from 14.9 percent for the first nine months of fiscal 2007. Additionally in the first nine months of fiscal 2008, EMEA and APAC revenues, which grew in absolute dollars year over year, were positively impacted by exchange rates. Exchange rates impacted total revenues for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Total revenues for the first nine months of 2008, when translated at constant exchange rates from the same period in the prior year, would have been approximately $1,059.5 million, which represents a 4.8 percent increase over total revenues for the same period in the prior year.

License Fees (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
Total license fees	$134,782	$136,365	(1.2)%	$372,549	$404,735	(8.0)%

Total license fees decreased 1.2 percent for the third quarter of fiscal 2008 as compared to the third quarter in fiscal 2007. License fees from the WebLogic and Tuxedo product families declined as a percentage of total license fees, but this decline was offset by increases in license fees from the AquaLogic product family. Due to the structure of our multiproduct enterprise license agreements, a portion of our breakdown of product family license fees is based on our best estimate of demand at the time the order is placed, not necessarily on actual deployment.

Total license fees decreased 8.0 percent for first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. License fees from the WebLogic product family declined as a percentage of total license fees, but this decline was partially offset by increases in license fees from the AquaLogic and Tuxedo product families. Due to the structure of our multiproduct enterprise license agreements, a portion of our breakdown of product family license fees is based on our best estimate of demand at the time the order is placed, not necessarily on actual deployment.

Geographically, total license fees for the first nine months of fiscal 2008 in the Americas declined 25.5 percent, but this decline was offset by an increase of 4.6 percent and 23.2 percent in APAC and EMEA, respectively. In addition, license fees were positively impacted by exchange rates. In the first nine months of fiscal 2008, license revenues for the first nine months of fiscal 2008, when translated at constant exchange rates from the same period in the prior year, would have been approximately $360.1million, which represents an 11.0 percent decrease over license revenues for the same period in the prior year.

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

Service Revenues

The following table provides a summary of service revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
Consulting and education revenues	$54,812	$44,400	23.5%	$154,358	$127,338	21.2%
Customer support and maintenance revenues	194,834	166,907	16.7%	567,981	478,450	18.7%

Total services revenues	$249,646	$211,307	18.1%	$722,339	$605,788	19.2%

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

Total services revenues increased 18.1 percent for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007. This increase in services revenue was due to a 16.7 percent increase in customer support and maintenance revenue and a 23.5 percent increase in consulting and education revenues. In the third quarter of fiscal 2008, total service revenues of $249.6 million when translated at constant exchange rates from the same period in the prior year would have been approximately $240.5 million, which represents a 13.8 percent increase over service revenues for the same period in the prior year.

Total services revenues increased 19.2 percent for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. This increase in services revenue was due to a 18.7 percent increase in customer support and maintenance revenue and a 21.2 percent increase in consulting and education revenues. In the first nine months of fiscal 2008, service revenues, when translated at a constant exchange rate from the same period in the prior year, would have been $699.3 million, an increase of 15.4 percent over the same period in fiscal 2007.

The increase in customer support and maintenance revenue for the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007 was primarily due to maintenance renewals on our existing installed base of software licenses and new maintenance contracts sold together with new license fees. The increase in consulting and education revenues for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was due to a 26.3 percent increase in consulting and education services. The increase in consulting and education revenues for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was due to a 23.1 percent increase in consulting and education services. This increase in consulting and education services was primarily due to exchange rate impacts and one specific engagement on which the revenue was primarily generated through the use of third-party consultants.

Revenues by Geographic Region

For each of the twelve fiscal quarters ended October 31, 2007, EMEA and APAC revenues combined as a percentage of total revenues have ranged between 52 percent and 46 percent of total revenues. This range is composed of 31 percent to 38 percent for EMEA and 14 percent to 17 percent for APAC. These ranges are expected to continue to fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and other factors.

The following table provides a summary of revenues by geographic region (in thousands):

	Three months ended October 31, 2007	Percentage of total revenues	Three months ended October 31, 2006	Percentage of total revenues	Nine months ended October 31, 2007	Percentage of total revenues	Nine months ended October 31, 2006	Percentage of total revenues
Americas	$194,225	50.5%	$191,325	55.1%	$543,532	49.7%	$547,909	54.2%
Europe, Middle East and Africa region (“EMEA”)	126,395	32.9%	103,709	29.8%	367,275	33.5%	312,356	30.9%
Asia/Pacific region (“APAC”)	63,808	16.6%	52,638	15.1%	184,081	16.8%	150,258	14.9%

Total revenues	$384,428	100.0%	$347,672	100.0%	$1,094,888	100.0%	$1,010,523	100.0%

For the third quarter of fiscal 2008, the percentage of total revenue contribution from the Americas decreased 4.6 percentage points to 50.5 percent from 55.1 percent when compared to the same quarter in the prior fiscal year. This decrease in Americas total revenue was due to a 17.7 percent decrease in license fees offset by a 13.9 percent increase in services revenue. The increase in Americas services revenue was due to a 14.6 percent increase in customer support and maintenance revenue in addition to a 11.6 percent increase in consulting and education revenues.

For the first nine months of fiscal 2008, the percentage of total revenue contribution from the Americas decreased 4.6 percentage points to 49.6 percent from 54.2 percent when compared to the same nine months in the prior fiscal year. This decrease in Americas total revenue was due to a 25.5 percent decrease in license fees offset by a 15.1 percent increase in services revenue. The increase in Americas services revenue was due to a 17.2 percent increase in customer support and maintenance revenue in addition to a 8.2 percent increase in consulting and education revenues.

EMEA revenues increased $22.7 million for the third quarter of fiscal 2008. This increase was due to a 25.3 percent increase in services revenue and a 15.5 percent increase in license fees. The increase in EMEA services revenue was due to a 19.5 percent increase in customer support and maintenance revenue in addition to a 49.6 percent increase in consulting and education revenues. This increase in consulting and education revenues was due primarily to a significant consulting engagement recognized in the UK in the third quarter of fiscal 2008. In the third quarter of fiscal 2008, total revenues in EMEA of $126.4 million when translated at constant exchange rates from the same period in the prior year would have been approximately $115.2 million, which is an 11.1 percent increase over total revenues in EMEA of $103.7 million for the same quarter in the prior year.

EMEA revenues increased $54.9 million for the first nine months of fiscal 2008 as compared to the first nine months of fiscal 2007. This increase was due to a 25.3 percent increase in services revenue and a 4.6 percent increase in license fees. The increase in EMEA services revenue was due to a 20.0 percent increase in customer support and maintenance revenue in addition to a 47.1 percent increase in consulting and education revenues. This increase in consulting and education revenues was due primarily to a significant consulting engagement recognized in the UK in the first nine months of fiscal 2008. In the first nine months of fiscal 2008, total revenues in EMEA of $367.3 million when translated at constant exchange rates from the same period in the prior year would have been approximately $337.5 million, which is an 8.0 percent increase over total revenues in EMEA of $312.4 million for the same quarter in the prior year.

For the third quarter of fiscal 2008, the percentage of total revenue contribution from APAC increased 1.5 percentage points to 16.6 percent from 15.1 percent when compared to the same quarter in the prior fiscal year. This increase in APAC total revenue was due to a 18.5 percent increase in services revenue in addition to a 24.2 percent increase in license fees. The increase in APAC services revenue was due to a 18.2 percent increase in customer support and maintenance revenue and a 20.2 percent increase in consulting and education revenues. APAC was not significantly impacted by foreign exchange rates in the third quarter.

For the first nine months of fiscal 2008, the percentage of total revenue contribution from APAC increased 1.9 percentage points to 16.8 percent from 14.9 percent when compared to the same quarter in the prior fiscal year. This increase in APAC total revenue was due to a 21.9 percent increase in services revenue in addition to a 23.2 percent increase in license fees. The increase in APAC services revenue was due to a 21.4 percent increase in customer support and maintenance revenue and a 25.3 percent increase in consulting and education revenues. APAC was not significantly impacted by foreign exchange rates in the first nine months.

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
Cost of license fees	$14,045	$15,501	(9.4)%	$47,972	$46,979	2.1%
Cost of services	75,021	67,807	10.6%	219,451	198,493	10.6%

Total cost of revenues	$89,066	$83,308	6.9%	$267,423	$245,472	8.9%

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 10.4 percent and 11.4 percent of license revenues for the third quarter of fiscal 2008 and 2007, respectively. The decrease in the cost of license fees as a percentage of license revenues for the third quarter of fiscal 2008 compared to the same period in fiscal 2007 was primarily due to an increase in third party royalties of $1.6 million partially offset by a decline of $3.5 million in amortization expense associated with acquired intangibles. The increase in expenses associated with the customer license compliance program is primarily due to increased activity in the compliance program. Management believes that cost of license fees may continue to increase in absolute dollars in fiscal 2008 due to expansion of the customer license compliance program and royalty expenses associated with our new product lines and the respective mix of product sold quarterly.

Cost of license fees were 12.9 percent and 11.6 percent of license revenues for the first nine months of fiscal 2008 and 2007, respectively. The increase in the cost of license fees as a percentage of license revenues for the first nine months of fiscal 2008 compared to the same period in fiscal 2007 was primarily due to an increase in third party royalties of $1.6 million and $1.2 million associated with the customer license compliance program offset by a decline of $2.2 million in amortization expense associated with acquired intangibles.

Cost of Services. Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; amortization of certain acquired intangible assets including customer base; and infrastructure expenses in information technology and facilities for the operation of the services organization. Cost of services represented 30.1 percent and 32.1 percent of services revenues for the third quarter of fiscal 2008 and fiscal 2007, respectively. Cost of services represented 30.4 percent and 32.8 percent of services revenues for the first nine months of fiscal 2008 and fiscal 2007, respectively. The 2.0 percent and 2.4 percent decline in cost of services as a percent of services revenues for the third quarter and first nine months for fiscal 2008 over the same periods of fiscal 2007, respectively, was primarily due to improved margins in customer support and maintenance. This increase in services margins was also due to a decrease of $1.1 million and $2.6 million in recurring share-based compensation for the third quarter and first nine months of fiscal 2008 over the same periods of fiscal 2007, respectively.

The increase in cost of services in absolute dollars for the third quarter of fiscal 2008 from the third quarter of fiscal 2007 was due primarily to compensation expense. Compensation expense increased approximately $6.5 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 offset by a $1.1 million decline in recurring share-based compensation expense. In the third quarter of fiscal 2008, cost of services of $75.0 million when translated at constant exchange rates from the same period in the prior year would have been approximately $71.4 million, which is a 5.3 percent increase over cost of services of $67.8 million for the same quarter in the prior year

The increase in cost of services in absolute dollars for the first nine months of fiscal 2008 from the first nine months of fiscal 2007 was due primarily to compensation expense. Compensation expense increased approximately $21.0 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 due primarily to consulting labor offset by a $2.6 million decline in recurring share-based compensation. Cost of services was adversely impacted by foreign exchange rates in the first nine months of fiscal 2008. In the first nine months of fiscal 2008, cost of services of $219.5 million when translated at constant exchange rates from the same period in the prior year would have been approximately $212.8 million, which is a 7.2 percent increase over cost of services of $198.5 million for the same quarter in the prior year.

Acquired Intangibles Amortization. Total future amortization expense associated with acquired intangibles is approximately $42.5 million which includes $4.3 million for the remaining three months of fiscal 2008, $16.8 million for fiscal 2009, $12.0 million for fiscal 2010, $7.6 million for fiscal 2011 and $1.8 million thereafter. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Operating Expenses

Sales and Marketing (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
Sales and marketing expenses	$133,627	$130,368	2.5%	$390,621	$378,445	3.2%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, certain information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased due to (1) an increase of $1.1 million for salary and benefits; (2) an increase of $3.7 million of reduction in force expenses partially offset by (3) a decrease $2.0 million decrease in variable compensation. Headcount for sales and marketing decreased by 42 from the same period in the prior fiscal year. In the third quarter of fiscal 2008, sales and marketing expenses of $133.6 million when translated at constant exchange rates from the same period in the prior year would have been approximately $128.5 million, which is a 1.5 percent decrease over sales and marketing expenses of $130.4 million for the same quarter in the prior year

The increase in expenses from the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased due to an increase of $14.2 million for salary and benefits of which $3.7 million was due to a reduction in force in the third quarter of fiscal 2008 and $1.1 million was due to employment taxes associated with the stock option review, partially offset by a decrease of $5.7 million increase in variable compensation. Recurring share-based compensation also declined by $5.5 million. In the first nine months of fiscal 2008, sales and marketing expenses of $390.6 million when translated at constant exchange rates from the same period in the prior year would have been approximately $378.7 million, which is a slight increase over sales and marketing expenses of $378.4 million for the same period in the prior year

Research and Development (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
Research and development expenses	$57,070	$58,710	(2.8)%	$177,186	$169,568	4.5%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, certain information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues declined slightly to 14.8 percent as compared to 16.9 percent for the third quarter of fiscal 2008 and third quarter of fiscal 2007, respectively. Research and development expenses as a percentage of total revenues remained relatively constant at 16.2 percent and 16.8 percent for the first nine months of fiscal 2008 and the same period of fiscal 2007, respectively.

Research and development expenses decreased $1.6 million from the third fiscal quarter of 2008 compared to the third fiscal quarter of 2007. The decline was due to a $0.9 million decrease in acquisition related deferred compensation, a $1.7 million decline in recurring share based compensation and a $1.4 million decline in third party funding. These declines were offset by an increase in salary and benefit costs related to the reduction in force and the associated decline of 30 in headcount. As of October 31, 2007, research and development was comprised of 1,196 employees, 779 were located in the Americas and 417 were located outside the Americas. Research and development expenses were not materially impacted by changes in foreign currencies in the third quarter of fiscal 2008.

The increase in expenses for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 was primarily due to compensation-related expenses. Compensation-related expenses increased (1) $6.7 million for salary and benefits, (2) $2.0 million of employment taxes associated with the stock option review, and (3) $1.2 million associated with the reduction in force in the third quarter of fiscal 2008, partially offset by a decrease $4.0 million associated with recurring share-based compensation. In addition, third party reimbursements declined $1.3 million in fiscal 2008 compared to fiscal

2007. In the first nine months of fiscal 2008, research and development expenses of $177.2 million when translated at constant exchange rates from the same period in the prior year would have been approximately $175.2 million, which is a 3.3 percent increase over research and development expenses of $169.6 million for the same period in the prior year

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one significant product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. Historically, the funding received from these arrangements was intended to offset certain research and development and marketing costs and was non-refundable, and such amounts were recorded as a reduction in our operating expenses. During the first nine months of fiscal 2008, we received $0.9 million related to research and development funding and $0.2 million of third party reimbursement, related to the development of ports and integration tools during the first nine months of fiscal 2008.

General and Administrative (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
General and administrative expenses	$40,379	$35,881	12.5%	$114,546	$98,004	16.9%

General and administrative expenses increased $4.5 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. This increase in expenses was primarily due to increases of (1) $4.0 million associated with stock option review expenses, (2) $1.3 million associated with reduction in force expenses, and (3) $1.4 million for strategic advisors related to acquisition inquiries, partially offset by a decline of $1.0 million for recurring share-based compensation and a decline of $0.6 million in salary and benefits due to the decline in headcount of 39.

General and administrative expenses increased $16.5 million for the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. This increase in expenses due to an increases of (1)$11.5 million for third party expenses related to the Company’s stock option review, (2) $1.4 million for strategic advisors related to acquisition inquiries, (3) $1.1 million of salary and benefits, (4) $1.3 million of expenses associated with the reduction in force in the third quarter of fiscal 2008, (5) $0.8 million of employment taxes associated with the stock option review, offset by a $2.4 million decline in recurring share based compensation expense.

Other Charges

Acquisition-related in-process research and development In-process research and development (“IPR&D”) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use at the date the assessment was made in conjunction with the acquisition and consequently was written off in the first and third quarters of fiscal 2007.

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

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Three months ended October 31,		Percentage change	Nine months ended October 31,		Percentage change
	2007	2006		2007	2006
Interest expense	$—	$(6,082)	N/M	$(5,269)	$(18,080)	(70.9)%
Foreign exchange gain (loss)	(823)	(1,069)	(23.0)%	397	(405)	N/M
Interest income and other, net	14,493	16,695	(13.2)%	46,452	52,287	(11.2)%

Total interest and other, net	$13,670	$9,544	43.2%	$41,580	$33,802	23.0%

Note: “N/M” is defined as “not meaningful”.

Interest expense was a function of outstanding balance of the $215.0 million of notes payable in fiscal 2008 and the convertible notes that were outstanding in fiscal 2007. The decrease in interest expense for the quarter correlates with the payoff of the $215.0 million of notes payable during the second quarter of fiscal 2008. The decline in interest expense for the nine months ended October 31, 2007 was due primarily to the payoff of the convertible debt in December of fiscal 2007.

Interest income and other, net decreased $2.2 million for the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007 due primarily to gains on strategic investments declining $10.6 million which was partially offset by an increase in interest income of $2.1million. Interest income increased due to the increase in yields offset by the decline in average cash balances due to repayment of the credit facility and the convertible debt.

Provision for Income Taxes

We have recorded income tax expense of $22.0 million and $12.1 million for the third quarter of fiscal 2008 and fiscal 2007, respectively. We have provided for income taxes based on a projected annual effective tax rate of 27 percent and 33 percent for the third quarter of fiscal 2008 and fiscal 2007, respectively. The third quarter of fiscal 2008 reflected a one-time income tax expense of $2.5 million related to the accrual of tax reserves. This was partially offset by a one-time income tax benefit of $1.1 million related to the return to provision reconciliation, resulting in an effective tax rate of 28%. The projected annual effective tax rate for the third quarter of fiscal 2008 reflects a 6 percentage point reduction as compared to the projected annual effective tax rate for the third quarter of fiscal 2007 due primarily to a benefit of lower non-deductible stock option compensation expense and the benefit of higher projected current year low taxed foreign earnings. Our projected annual effective tax rate for the third quarter of fiscal 2008 and for the third quarter of fiscal 2007 is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected lower taxed foreign earnings.

We have recorded income tax expense of $52.6 million and $44.2 million for the first nine months of fiscal 2008 and fiscal 2007, respectively. We have provided for income taxes based on a projected annual effective tax rate of 27 percent and 33 percent for the first nine months of fiscal 2008 and fiscal 2007, respectively. The first nine months of fiscal 2008 reflected a one-time income tax expense of $3.1 million related to the accrual of tax reserves. This was partially offset by a one-time income tax benefit of $1.1 million related to the return to provision reconciliation, resulting in an effective tax rate of 28%. The projected annual effective tax rate for the first nine months of fiscal 2008 reflects a 6 percentage point decrease as compared to the projected annual effective tax rate for the first nine months of fiscal 2007 due primarily to a benefit of lower non-deductible stock option compensation expense and the benefit of higher projected current year low taxed foreign earnings. . Our projected annual effective tax rate for the first nine months of fiscal 2008 and for the first nine months of fiscal 2007 was 30 percent and is less than the 35 percent U.S. federal statutory rate primarily due to the benefit of projected low taxed foreign earnings.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that deferred tax assets, net of deferred tax liabilities, in the amount of $205 million are realizable based on the “more likely than not” standard required for recognition.

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

As of October 31, 2007, cash, cash equivalents (excluding all restricted cash) and short-term and long-term investments totaled $1,270 million versus $1,275 million at January 31, 2007.

In the first nine months of fiscal 2008, net cash provided by operating activities increased $36.1 million when compared to the first nine months of fiscal 2007. The operating cash increase was driven primarily by an increase in net income excluding non-cash charges of $19.7 million due to an decrease in stock compensation expense under FAS123(R ) and a decrease in gain on sales of minority interest in equity investments. The change in operating assets and liabilities increased approximately $11.0 million in the ordinary course of operations.

Cash used by investing activities increased by $17.4 million when comparing cash flows from investing activities for the first nine months of fiscal 2008 and the first nine months of fiscal 2007. The change is primarily due to a lack of acquisition activity and a decline in investments due to lower cash levels. In addition, we sold the San Jose land for net proceeds of approximately $105.5 million and purchased the Sobrato building for approximately $135.3 million.

Cash used in financing activities increased by $151.9 million in the first nine months of fiscal 2008 compared to the same period in the prior year. The decrease in cash outflow was due to lower financing activities in fiscal 2008 due primarily the payoff of the $215.0 million credit facility in fiscal 2008 and the payoff of the $468.9 million of short-term convertible subordinated notes (referred to as the 2006 Notes) in fiscal 2007.

Liquidity

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through October 31, 2008. However, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available, at all, or on terms favorable to us.

Contractual Obligations

On July 31, 2006, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 million to repay in full and terminate the long term debt facility which matured in October 2008. The Credit Agreement permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215 million outstanding balance under the credit facility, and the Credit Agreement remains in effect. Interest on this debt is calculated based on the London Interbank Offering Rate (“LIBOR”) or a prime-based rate, plus a margin based on our leverage ratio, determined quarterly. The effective annual interest rate was approximately 5.085 percent as of October 31, 2007. In connection with the long-term debt, the Company must maintain certain covenants, including liquidity, leverage and profitability ratios.

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

The following is a table of contractual obligations as of October 31, 2007(in thousands):

Contractual obligations	Total payments due	Remainder of fiscal 2008	Fiscal 2009 and 2010	Fiscal 2011 and 2012	Fiscal 2013 and thereafter
Other obligations	$2,180	$2,065	$115	$—	$—
Operating leases	185,194	13,679	81,383	52,117	38,015
Capital lease	1,277	48	378	378	473

Total contractual obligations	$188,651	$15,792	$81,876	$52,495	$38,488

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business, and any future rate variable interest obligations associated with contractual obligations shown above.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004, March 2005 and May 2007, the Board of Directors approved stock repurchases that in aggregate equaled $1.1 billion of our common stock under a share repurchase program (the “Share Repurchase Program”). During the nine months ended October 31, 2007 and through the date of this filing, the Company did not repurchase any shares due to the stock option review. Approximately $621.7 million is available for repurchase under the Share Repurchase Program.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of October 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of October 31, 2007, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2007 and 2014. Future minimum lease payments under our operating leases as of October 31, 2007 are detailed previously in the minimum contractual obligations table above.

Related Party Transactions

Common board members or executive officers

We occasionally sell software products or services to companies that have board members or executive officers that are also on our Board of Directors. The total revenues recognized by us from such customers in the nine months ended October 31, 2007 and 2006 were insignificant.

ITEM 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 49.5 percent and 44.9 percent of total revenues for the third quarter of fiscal 2008 and 2007, respectively, and 50.3 percent and 45.8 percent of total revenues in the first nine months of fiscal 2008 and 2007, respectively. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and nine months ended October 31, 2007. International revenues from each individual country outside of the United States were less than 10 percent of total revenues in the three and nine months ended October 31, 2006. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Most of our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. At October 31, 2007, our transaction exposures amounted to $96.1 million and were offset by foreign currency forward contracts with a net notional amount of $118.3 million. Based on exposures at October 31, 2007, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $2.2 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains resulting from foreign currency transactions were approximately $0.4 million for the first nine months of fiscal 2008 while net losses were approximately $0.4 million for the first nine months of fiscal 2007.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of October 31, 2007 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at October 31, 2007 and the contracted rate. All of these forward contracts mature within 94 days or less as of October 31, 2007.

	Local currency contract amount		Contract amount		Fair market value at October 31, 2006
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Australian dollars	10,900	AUD	9,239	USD	$(504)
Brazilian real	7,450	BRL	3,891	USD	(228)
British pounds	320	GBP	653	USD	(12)
Canadian dollar	10,300	CAD	10,342	USD	(544)
Chinese yuan	26,800	CNY	3,584	USD	(20)
Euros	86,110	EUR	120,019	USD	(1,898)
Israeli shekel	2,100	ILS	520	USD	(11)
Indian rupee	143,000	INR	3,493	USD	(35)
Japanese yen	3,290,000	JPY	28,432	USD	156
Korean won	34,000,000	KRW	36,665	USD	(544)
Mexican peso	59,000	MXN	5,330	USD	(143)
Swedish krona	25,800	SEK	3,736	USD	(55)
Singapore dollar	3,740	SGD	2,531	USD	(59)

					(3,897)

Contract to Sell US $
Australian dollars	8,100	AUD	6,908	USD	$375
Brazilian real	3,200	BRL	1,703	USD	98
British pounds	5,500	GBP	10,964	USD	178
Canadian dollar	8,960	CAD	8,457	USD	473
Chinese yuan	44,200	CNY	5,930	USD	37
Danish krone	16,600	GBP	3,035	USD	50
Euros	56,522	EUR	77,216	USD	1,255
Japanese yen	1,960,000	JPY	17,244	USD	(93)
Mexican peso	31,000	MXN	2,889	USD	17
Singapore dollar	5,100	SGD	3,374	USD	90
Swedish krona	53,100	SEK	7,812	USD	111
Swiss franc	1,250	CHF	1,041	USD	5

					2,596

Contract to Buy Euro €
British pounds	27,865	GBP	58,736	EUR	(22)
Danish krone	40,000	DKK	7,779	EUR	(2)
Norwegian krone	19,000	NOK	3,479	EUR	41
Swedish krona	48,400	SEK	7,565	EUR	13
Swiss franc	5,500	CHF	4,845	EUR	49

					79

Contract to Sell Euro €
British pounds	19,115	GBP	40,647	EUR	15
Danish krone	40,000	DKK	3,895	EUR	1
Norwegian krone	13,000	NOK	2,356	EUR	(28)
Swedish krona	30,400	SEK	4,715	EUR	(8)
Swiss franc	2,800	CHF	2,507	EUR	(25)

					(45)

					(1,267)

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of October 31, 2007, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short-term investments was approximately 212 days. This reflects the auction rate securities (ARS) based on their reset feature. Rates on these securities typically reset every 7, 28 or 35 days.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2007 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

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

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint named Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleged, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company was unfair and inadequate. The complaint sought an injunction barring consummation of the merger and, in the event that the merger was consummated, a rescission of the merger and an unspecified amount of damages. On November 30, 2007, the Court dismissed the complaint with prejudice. The deadline for plaintiff to appeal the judgment is approximately December 30, 2007. Currently, no appeal has been docketed. If there is an appeal, there can be no assurance that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed all liabilities of Plumtree resulting from the litigation.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al. was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint named Plumtree and all members of Plumtree’s board of directors as defendants alleging similar claims and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

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

Beginning on October 12, 2007, several class action lawsuits were filed in the Court of Chancery in the State of Delaware in and for New Castle County (Freedman v. BEA Systems, Inc. et al and Blaz v. BEA Systems, Inc. et al) and the Superior Court of the State of California for the County of Santa Clara (Gross v. BEA Systems, Inc. et al, Ellman v. Chuang et al and Zwick v. BEA Systems, Inc. et al). The complaints name the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s unsolicited proposal to acquire us for $17.00 per share. The complaints generally seek injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. The Company is defending these cases vigorously. There can be no assurance, however, that we will be successful in our defense of these actions. It is not known when or on what basis the action will be resolved.

On October 26, 2007, a lawsuit entitled High River Ltd. P’Ship et al. v. BEA Systems, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County. The action was brought by High River Ltd. Partnership and certain affiliated parties who purport to collectively beneficially own almost 14 percent of the Company’s stock. The complaint seeks, pursuant to Del. C. § 211, to compel the Company to hold an annual meeting on or before November 30, 2007, and to enjoin the Company from taking certain actions pending the next annual meeting. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis the action will be resolved.

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

We have experienced substantial growth since our inception in 1994. Overall, we have increased the number of our employees from 120 employees in three offices in the United States at January 31, 1996 to approximately 4,119 employees in 90 offices in 38 countries at October 31, 2007. Our ability to manage our staff and growth effectively requires us to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures, and information technology infrastructure, particularly in light of the enactment of the Sarbanes-Oxley Act of 2002 and related regulations.

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

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of income. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. For example, in the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. At October 31, 2007, we had remaining net goodwill and net acquired intangible assets of approximately $275.0 million. In the quarter ended April 30, 2007, we took an additional charge of approximately $3.8 million in connection with impairment of goodwill related to our acquisition of Connectera. If we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

In addition, we have conducted an initial internal investigation into Plumtree’s compliance with, and we are subject to an ongoing review in relation to, Plumtree’s contract with the U.S. General Services Administration (“GSA”) which may adversely impact our financial position, liquidity and results of operations. The U.S. government often retains the right to audit its vendors for compliance. In February 2005, Plumtree became aware that in connection with certain sales made under its GSA contract, Plumtree may not have complied fully with the terms of the “Price Reductions” clause of such contract. As a result, Plumtree voluntarily offered the GSA a temporary price reduction. In response, Plumtree was informed that the matter would be considered further within the GSA. Plumtree commenced an internal investigation into this matter in the second quarter of 2005 and, with the assistance of special legal counsel and forensic accountants, concluded that a damage payment or future discounts off of the GSA price list might be due to the GSA under the GSA contract pursuant to the “Price Reductions” clause. In the quarter ended June 30, 2005, Plumtree established a $1.5 million contingent contract reserve for the potential damage payment or future discounts off the GSA price list related to the GSA contract matter. BEA has reviewed the results of the internal investigation and based on our assessment we have recorded $1.5 million as the fair value of the contingency as of October 20, 2005. In January 2006, we completed this self-audit, which was consistent with the original assessment, and reported these results to the GSA. The GSA has indicated that it would like us to perform an additional review of the period from March 31, 2005 through June 30, 2005. We are currently assessing the GSA’s desire for this additional period. However we have not commenced such additional review and have not recorded any additional contingency accruals related to this issue as of October 31, 2007. There has been no communication from the GSA since April 2006. The final amount of the potential contract damages or future discounts off of the GSA price list is subject to the outcome of final resolution with the GSA. It is possible that the final settlement could exceed the reserve and have a material impact on our financial position, liquidity and results of operations. It is also possible that the GSA may elect to take other action, such as an audit of Plumtree’s compliance with the terms of the applicable GSA contract. Any such audit could prove costly and may distract our management. In addition, as a result of such audit, the U.S. government may require a further discount on future orders under the GSA contract, or seek other remedies. Any such action may adversely affect our financial position, revenue, liquidity and results of operations.

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

As a result of the matters identified by the Audit Committee’s review of our historical stock option grant practices, we had failed to comply with SEC reporting requirements and Nasdaq listing requirements for some period. We may continue to face compliance issues with both. Any future failure by us to remain in compliance with SEC reporting requirements and Nasdaq listing requirements would likely have a material adverse effect on the Company and our stockholders.

Due to the Audit Committee’s review of our historical stock option grant practices and resulting restatements, we could not file our periodic reports with the SEC on a timely basis and faced the possibility of delisting from Nasdaq. While we have filed all of our required periodic reports with the SEC and Nasdaq has notified us that we are in compliance with their applicable listing standards, if the SEC has comments on these reports (or other reports that we previously filed) that require us to file amended reports, or if we face future compliance issues with applicable Nasdaq listing requirements, we may be unable to maintain the listing of our stock on Nasdaq. If this happens, the price of our stock and the ability of our stockholders to trade in our stock could be harmed. In addition, we would be subject to a number of restrictions regarding the registration of our stock under federal securities laws, and we would not be able to issue stock options or other equity awards to our employees or allow them to exercise their outstanding options, which could harm our business.

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. As a result of the Audit Committee’s review into our historical stock option grant practices and related matters, we identified past material weaknesses in our internal controls and procedures (see Item 9A—Controls and Procedures in our annual report on Form 10-K). A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. A failure to implement and maintain effective internal control over financial reporting could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

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

We face uncertainty concerning our future given certain investors' calls to auction us, the recent unsolicited cash public offer for us by Oracle at $17 per share of our common stock (which offer expired on October 28, 2007), and our board of directors’ then stated willingness to negotiate the sale of us at $21 per share. As a result of these developments, our stock price has increased substantially in anticipation of a transaction, particularly after the public announcement of Oracle’s offer. There can be no assurance whether a transaction will occur or at what price. If a transaction does not occur, or the market perceives a transaction as unlikely to happen, our stock price may decline.

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

We and members of our board of directors have been named in six purported stockholder class action complaints, two in the Delaware Chancery court, three in California in the Santa Clara County Superior Court (one of which purports also to be a derivative lawsuit) and one in the federal court for the Northern District of California (which was an amended complaint to the stock option review derivative action). Generally, these actions allege breach of fiduciary duties by our directors by failing to give proper consideration to the October 12, 2007 publicly announced and unsolicited bid by Oracle for us at $17.00 per share of our common stock (which offer expired on October 28, 2007), and seek damages and equitable relief. In addition, a group of affiliated stockholders has brought an action against us and members of our board of directors in Delaware Chancery Court seeking to compel us to hold our annual meeting and to enjoin us from taking certain actions pending the annual meeting. See Item 3. “Legal Proceedings.” We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. We cannot predict the outcome of these lawsuits, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. If these lawsuits or any future lawsuits become time consuming and expensive, or if there are unfavorable outcomes in any of these cases, any acquisition transaction could be prevented or delayed or our business could be harmed.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3.	Defaults Upon Senior Securities

None

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

Solely in connection with the 2007 Annual Meeting, we have waived the advance notice to which we are entitled under our bylaws for matters to be presented at the 2007 Annual Meeting, and will allow stockholders of record to nominate persons for election to the Board of Directors at the 2007 Annual Meeting, as well as to provide notice of stockholder proposals, so long as such nominations or notices of stockholder proposals are received by the close of business on January 1, 2008. This waiver applies only to the advance notice to which we are entitled under our bylaws, and does not alter the previously disclosed deadline, which has already passed, for the receipt by us of stockholder proposals submitted for inclusion on our proxy materials for the 2007 Annual Meeting. Such nominations or proposals should be delivered to: BEA Systems, Inc., 2315 North First Street, San Jose, CA 95131, Attention: Secretary. We recommend that such nominations or proposals be sent by certified mail, return receipt requested. Such nominations or proposals also will need to comply with all other requirements of our bylaws and applicable law.

ITEM 6.	Exhibits

Exhibit	Description
3.1	Amended and Restated Bylaws of the Registrant dated November 7, 2007

10.1	Waiver No. 5 to the Credit Agreement, dated October 9, 2007, among the Company, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto

10.2	Compensation Letter effective August 6, 2007 between the Registrant and Alfred S. Chuang*

10.3	Acknowledgement Agreement dated September 3, 2007 between the Registrant and Alfred S. Chuang*

10.4	Offer letter dated October 19, 2007 between the Registrant and Andrew Dahlkemper*

10.5	Employment Agreement dated November 14, 2007 between the Registrant and Andrew Dahlkemper*

10.6	Employment Agreement, effective as of May 1, 2007, between the Registrant and Thomas M. Ashburn*

Exhibit	Description
10.7	First Amendment to Employment Agreement, effective as of November 1, 2007, between the Registrant and Thomas M. Ashburn*

10.8	Description of the Business Interaction Division Plan established under the Fiscal Year 2008 Executive Staff Bonus Plan and bonus compensation paid under the Business Interaction Division Plan (incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on September 25, 2007, Commission File No. 000-22369)*

10.9	BEA Systems, Inc. Change in Control Severance Plan dated November 7, 2007*

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirement of the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEA SYSTEMS, INC.
(Registrant)

/s/ MARK P. DENTINGER
Mark P. Dentinger
Chief Financial Officer and Principal Accounting Officer

Dated: December 7, 2007