Form 10-K
period 2008-01-31
BEA SYSTEMS INC
filed 2008-03-28
CIK 1031798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☒        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price at which the common stock was sold on July 31, 2007, as reported on The Nasdaq National Market, was approximately $4.9 billion. Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status does not reflect a determination that such persons are affiliates for any other purposes.

As of February 29, 2008, there were approximately 414,309,564 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated into Part III of this report by reference to the proxy statement for the Registrant’s 2008 annual meeting of stockholders, if held, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

BEA SYSTEMS, INC.

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2008

PART I

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Annual Report” or “2008 Form 10-K”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). All statements in this Annual Report other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any statements of the plans and objectives for future operations and any statement of assumptions underlying any of the foregoing. Statements that include the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology are forward-looking statements. Forward-looking statements include, without limitation, statements related to:

•

the timing and success of the pending acquisition of BEA by Oracle under the definitive merger agreement, and any uncertainty of our future if the transaction is not successful for any reason, especially with respect to any of the factors listed below;

•	the effect of the announcement of the merger on BEA’s business relationships, operating results and business generally;

•	the retention of certain key employees at BEA;

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement and the payment of any termination fees;

•	the outcome of any legal proceedings instituted against BEA or Oracle and others related to the merger agreement;

•	differing interests between our officers and directors and our stockholders in connection with the merger;

•	regulatory approvals, stockholder approval or other conditions necessary to the completion of the transaction;

•	the amount of the costs, fees, expenses and charges related to the merger and the execution of certain financings that will be obtained to consummate the merger;

•	the effect of fluctuations in revenues and operating results on the ability to meet securities analysts’ or investors’ expectations;

•	fluctuation of revenues and operating results, including as a result of seasonality;

•	the effect of volatility of licensing revenues on our ability to accurately forecast revenues, expenses and operating results;

•	the effect of the length of our sales cycle on our revenues;

•	the restructuring of our sales force;

•	the ability to maintain on-going sales through distribution channels and the effect on license revenues;

•	our competition and technology, market and industry conditions and our need to adapt to such conditions;

•	the dependence of our growth on the implementation and introduction of our new product initiatives;

•	protection of our intellectual property rights;

•	defense against potential intellectual property claims against us and our exposure to litigation if our products contain software defects;

•	the effect of our relationships with third-party vendors on the supply of our products;

•	risks attendant to conducting international operations;

•	the effect of changes in accounting regulations on our revenue and profits;

•	the integration of our past and future acquisitions;

•	risks in connection with Plumtree’s government contracts and their effect on our results of operations;

•	the effect of U.S. military activity and terrorism on our revenues and operations;

•	the effect of government review of our income and payroll tax returns or changes in our effective tax rates on our operating results;

•	effective internal controls over financial reporting;

•	compliance with corporate governance requirements;

•	the continuing impact of the matters relating to the review of certain historical stock option grants;

•	litigation relating to our historical stock option grant practices;

•	non-compliance with SEC reporting and Nasdaq listing requirements;

•	future amortization of acquired intangible assets;

•	facilities consolidation charges, for estimated future lease commitments on excess facilities;

•	future stock repurchases under our stock repurchase program;

•

the development of an expanded product set for SOA service infrastructure through expansion in our messaging, portal infrastructure, data integration, security, Web services management and other technologies;

•	our ability to attract Chief Information Officers to choose our products as the architectural foundation of SOA projects to be implemented over a sustained period of time;

•	the trend toward increased high dollar transactions;

•	the expectation that future payments of facilities consolidation charges will not significantly impact our liquidity due to our strong cash position;

•	the realizability of deferred tax assets;

•	that we do not anticipate paying any cash dividends in the foreseeable future;

•	unrecognized compensation costs related to stock options, restricted stock and the ESPP;

•	our belief that the amount of liability associated with our current legal proceedings will not materially affect the Company’s financial position;

•	our acquisition strategy to use cash or stock or purchase development teams or technologies to add features or products that complement or expand our products;

•	the requirement that we must maintain certain covenants, including liquidity, leverage and profitability ratios associated with our long term debt facility;

•	sufficiency of existing cash;

•	the dependence on continued expansion of international operations;

•	our initiative to recruit and train a large number of consultants employed by SIs and to embed our technology in products that our ISV customers offer;

•	the need to expand our relationships with third parties in order to support license revenue growth;

•	the dependence on our ability to attract and retain qualified sales, technical and support personnel;

•	the intention to expand our global organization;

•	continued adoption of Java technologies;

•	the dependence on continued growth in the use of the Web to run software applications;

•	significant accounting charges as a result of expensing stock option grants and awards or otherwise;

•	the dependence on our proprietary technology;

•	the need to continue to improve our operational, financial, disclosure and management controls, reporting systems and procedures and information technology infrastructure;

•	the update of our management information systems to integrate financial and other reporting;

•	the development and roll out of information technology initiatives;

•	the requirement of substantial amounts of cash to fund our indebtedness, future capital expenditures, payments on our operating leases and any increased working capital requirements;

•

our focus to expand our product set by expanding our existing application infrastructure products and service infrastructure products and broadening our application infrastructure products into targeted emerging use cases;

•	the inherent volatility of transactions greater than $1 million; and

•	our initiative to further establish and expand relationships with our distributors.

These forward-looking statements involve risks and uncertainties, and it is important to note that our actual results could differ materially from those projected or assumed in such forward-looking statements. Our actual results could differ materially from those discussed in this Annual Report. Important factors that could cause or contribute to such differences include the timing and success of the pending acquisition of us by Oracle; difficulties in developing new technologies; unanticipated delays in bringing our products to the market; product defects in the development phase that could cause delays; unanticipated shortages of cash available to invest in building relationships and expanding distribution channels; an unanticipated lack of resources to invest in increasing direct sales and support organizations; political instability; the inability to establish customer and product development relationships; difficulties of our services organization in providing a consistent level of support; unanticipated changes in key personnel; the possibility that customers will switch to competitors products; unanticipated shortages of cash to invest in product development; unanticipated growth resulting in a shortage of space in existing facilities; uncertainty of the ultimate outcome of litigation; inherent uncertainty surrounding the litigation process and our inability to accurately predict the determination of complex issues of fact and law; the inability to generate cash for operations to support our business; the risk that we may be required to expend more cash in the future than anticipated and may be unable to support our operations; difficulty in predicting size and timing of customer orders; unanticipated changes in our incentive structure; economic downturns; the risk that we may not be successful in obtaining orders from our customers; inability to predict the level of future sales of our products; unanticipated fluctuations in interest and foreign currency exchange rates; a downturn in our sales or defaults on payments by customers; uncertainties as to the assumptions underlying our calculations regarding estimated annual amortization expenses for purchased intangible assets; unanticipated difficulties in development of products with third parties; unanticipated costs and expenses arising from the leased facilities; unanticipated changes in tax regulations; unanticipated shortages of cash; uncertainties as to the effects of certain accounting policies; a lack of the required resources to invest in the development of existing and new products; substantial technological changes in the software industry; significant changes in customer preferences; risks and uncertainties associated with international operations, including economic downturns, trade balance issues, fluctuations in interest and foreign currency exchange rates; cash generated from operations; unanticipated difficulties in integration of our products with other ISV’s products; our inability to successfully retain or recruit executive officers and key personnel; a change in the level of importance of stock options to employee recruitment; delays in bringing new products or enhancements to market due to development problems; the risk that we may not be successful in obtaining new orders from major customers; uncertainty of suitable companies, divisions or products available for acquisition; unanticipated difficulties affecting management of growth; uncertainties as to the prospect of future orders and sales levels; uncertainties as to the future level of sales and revenues; unanticipated operating and business expenses preventing us from meeting debt obligations; unanticipated interest changes and defaults on payments owed to us; miscalculations with respect to stock compensation expenses; and other factors that could cause actual results to differ materially such as those detailed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” All forward-looking statements and risk factors included in this document are made as of the filing date hereof, based on information available to us as of the filing date hereof, and we assume no obligation to update any forward-looking statement or risk factor. You should also consult the risk factors listed from time to time in our Reports on Form 10-Q and our other SEC filings.

ITEM 1.	BUSINESS.

Merger with Oracle Corporation

On January 16, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oracle Corporation (“Oracle”) and Bronco Acquisition Corporation, a wholly-owned subsidiary of Oracle (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and, as a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and become a wholly-owned subsidiary of Oracle. Upon the closing of the Merger, each share of common stock of the Company issued and outstanding immediately prior to consummation of the Merger (other than shares owned by the Company, Oracle or Merger Sub) will be converted into the right to receive $19.375 in cash, without interest. In addition, options to acquire Company common stock, restricted stock unit awards, restricted stock awards and other equity-based awards denominated in shares of Company common stock outstanding immediately prior to the consummation of the Merger will be converted into options, restricted stock unit awards, restricted stock awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement, except for equity-based awards held by a person who is not an employee of, or a consultant to, the Company or any of its subsidiaries at the time of the consummation of the Merger, which equity-based awards shall be converted into the right to receive cash based on formulas contained in the Merger Agreement.

The Merger is subject to the approval of the Company’s stockholders representing a majority of the outstanding shares of Company common stock. A special meeting of the Company’s stockholders to consider and vote on the proposal to adopt the Merger Agreement will be held on April 4, 2008. Stockholders of record as of the close of business on February 28, 2008 will be entitled to vote at the special meeting. In addition, the Merger is subject to antitrust clearance or approvals in both the United States and the European Union, as well as other customary closing conditions. On February 27, 2008, the U.S. Department of Justice and the Federal Trade Commission granted early termination of the Hart-Scott-Rodino (HSR) review period. BEA and Oracle are working toward obtaining all required clearances as soon as possible.

Under the terms of the Merger Agreement, the Company is required to pay Oracle a termination fee in the amount of $250 million in cash in the following circumstances:

•

the Merger Agreement is terminated by Oracle because either (1) the Company’s Board of Directors fails to make or withdraws (or has publicly proposes to do either) its recommendation to the Company’s stockholders to adopt and approve the Merger Agreement or modifies or publicly proposes to modify its recommendation in a manner adverse to Oracle or Merger Sub, (2) the Company enters into, or publicly announces its intention to enter into, a written agreement relating to an acquisition proposal from a third party, or (3) the Company or any of its representatives willfully and materially breach any of it obligations under the non-solicitation provisions in the Merger Agreement;

•

the Merger Agreement is terminated by the Company because, prior to the receipt of the approval of the Company’s stockholders to adopt the Merger Agreement, the Company’s Board of Directors authorizes the Company to enter into, and the Company substantially concurrently enters into, a binding definitive agreement with a third party for a transaction constituting a superior proposal; or

•

the Merger Agreement is terminated by either the Company or Oracle because (A) either (1) the Merger is not consummated before October 16, 2008 (the “End Date”) (the End Date may be extended to July 16, 2009 in order to obtain all necessary antitrust approvals), unless the failure to complete the Merger by such date is due to the actions of the party seeking to terminate the Merger Agreement, or (2) the Company’s stockholders fail to adopt the Merger Agreement, (B) prior to either the termination of the Merger Agreement or the date of the special meeting of the Company’s stockholders, as the case may be, an acquisition proposal by a third party has been publicly announced and not publicly withdrawn, and (C) within 12 months following the date of such termination, the Company either enters into a definitive agreement with respect to, or consummates, an acquisition proposal from a third party.

In addition, if the Company has not breached its non-solicitation and antitrust obligations under the Merger Agreement (except for such breaches that are unintentional and immaterial), Oracle is required to pay the Company a termination fee in the amount of $500 million in cash in the following circumstances:

•

the Merger Agreement is terminated by either the Company or Oracle because the Merger is not consummated before the End Date and either (A) the antitrust closing conditions have not been satisfied or waived, or (B) a governmental entity has issued an order, rule or regulation relating to antitrust matters that restrains, enjoins or prohibits the consummation of the Merger; or

•

the Merger Agreement is terminated by either the Company or Oracle because either (A) a governmental entity of competent jurisdiction has issued a final and non-appealable order, decree, ruling or other action permanently enjoining, restraining or otherwise prohibiting the consummation of the Merger or (B) any law or regulation is adopted that makes the consummation of the Merger illegal or otherwise prohibited, and, in either instance, all other closing conditions of Oracle and Merger Sub have been met or waived.

Furthermore, if either the Company or Oracle terminates the Merger Agreement because of a failure to obtain the requisite approval of the Company’s stockholders upon a final vote taken at a special meeting of the Company’s stockholders (or any adjournment or postponement thereof), BEA is required to reimburse Oracle for all of its documented reasonable out-of-pocket fees and expenses (including reasonable legal and other third party advisors fees and expenses) actually incurred by Oracle and its affiliates on or prior to the termination of the Merger Agreement in an amount not to exceed $25 million. Any such required payments will be credited against any obligation that the Company may have to pay the termination fee described above.

In addition, on November 7, 2007, the Board adopted the Change in Control Severance Plan, which covers substantially all regular, full-time employees and part-time employees who are scheduled to work at least twenty hours per week, and who are not covered by individual change in control employment agreements. Under the terms of the plan, if, during the one year period following a change in control of the Company, a participant’s employment is terminated by the Company without “cause” or by the participant for “good reason,” the participant will receive (i) lump sum severance benefits, (ii) continued payment of the cost of the participant’s premiums for health continuation coverage under COBRA for a period equal to the number of months of severance pay, and (iii) immediate vesting of fifty percent of the unvested portion of each grant of the participant’s stock options, restricted stock, restricted stock units that is outstanding and unvested as of the date of termination.

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

BEA’s product focus today has three main elements: (1) selling a broad application infrastructure platform, with the individual elements tightly integrated into a single product, but also available for purchase as individual units; (2) extending application infrastructure into emerging use cases; and (3) selling a broad service infrastructure platform, with the individual elements tightly integrated into a single platform, but available for purchase as individual units. Our modular but tightly integrated approach allows us to service the application and service infrastructure markets by enabling customers to buy just the modules needed for a specific project, then to easily unify and extend those modules into a platform as they deploy subsequent projects, or to buy the entire platform at once.

Our products have been adopted in a wide variety of industries, including telecommunications, commercial and investment banking, securities trading, government, manufacturing, retail, airlines, pharmaceuticals, package delivery and insurance. Our products serve as a platform for systems such as billing, provisioning, customer service, electronic funds transfer, ATM networks, securities trading and settlement, online banking, Internet sales, inventory management, supply chain management, enterprise resource planning, scheduling, logistics and hotel, airline and car rental reservations. In addition, we offer associated customer support, training and consulting services. Our products have garnered several awards and distinctions. In 2007, BEA received the Product Innovation Award for Web/SOA Infrastructure and Integration Software from VARBusiness Magazine. In both 2006 and 2007, BEA Workshop won Best Commercial Eclipse-based developer tool in the Eclipse Community Awards. In 2006, BEA AquaLogic® Service Bus won Network Computing’s Editor’s Choice Award for Best Enterprise Service Bus, and the 6th Annual eWeek Excellence Award.

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

BEA WebLogic® Server

BEA WebLogic® Server is an enterprise-grade application server, based on Java standards and supporting applications written in the Java programming language. It provides the core functions necessary for Java applications and also provides clustering of multiple servers, load balancing, caching, server migration and failover capabilities. These capabilities help meet enterprise applications’ reliability, availability, scalability and performance needs. BEA WebLogic® Server also provides features such as advanced administration tools, reliable messaging and support for popular development frameworks derived from open source communities, such as Spring and Apache Struts. In standard industry benchmarks and private tests conducted by customers, results achieved on BEA WebLogic® Server demonstrate that applications built on BEA WebLogic® Server need significantly less hardware to process a given number of transactions when compared to competitive products. This performance advantage, along with ease of use features aimed at developers and system administrators, collectively reduce the cost of building, operating and maintaining enterprise applications running on WebLogic® Server and allow us to maintain premium price points.

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

BEA WebLogic Operations Control

BEA WebLogic Operations Control is an enterprise application virtualization solutions that allows for centralized governance and control over Java applications, including dynamic activation and scale-out to meet fluctuating hardware needs for enterprise applications. With WebLogic Operations Control, operations teams are able to define policies, based on application-level service level agreements that govern allocation of hardware and software resources designed to ensure that quality of service goals are met across both virtual and non-virtualized platforms. When pre-defined conditions occur, the controller can automatically allocate or deallocate resources to the applications or services. Applications and services can be deployed on virtual and non-virtual resources, and can be dynamically extended or re-configured to meet runtime requirements, without constant monitoring by system operators.

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

BEA WebLogic® Real Time

BEA WebLogic® Real Time is a lightweight, low-latency Java-based server that provides response times in the microseconds for performance-critical real-time applications, and contains latency analysis tools for monitoring and tuning these applications. BEA WebLogic Real Time is an underpinning of BEA’s event-driven SOA and extreme transaction processing strategy.

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

BEA AquaLogic Pages

BEA AquaLogic Pages is a Web page authoring system and applications builder that helps system users simply and quickly create Web pages and Web applications. BEA AquaLogic Pages features a palette of drag-and-drop components that help users who are not necessarily trained software developers create simple Web pages, blogs and wikis, as well as more powerful data-driven Web applications.

BEA AquaLogic Ensemble

BEA AquaLogic Ensemble is a powerful system for managing Web resources—such as applications, components or programmable functions—and for blending those resources together in new and existing Web applications. For information technology managers and systems administrators, BEA AquaLogic Ensemble provides a simple framework for managing the resources that the company’ Web is made from, and offers perimeter security, role-based provisioning and usage tracking for Web applications. For developers, BEA AquaLogic Ensemble provides a platform to share components—regardless of how they were built, what code they were written in, and where they are hosted—and blend those components into new or existing Web applications.

BEA AquaLogic Pathways

BEA AquaLogic Pathways helps users discover information and expertise by extracting information about how information is actually used. BEA AquaLogic Pathways combines search, content tagging, bookmarking and activity analytics to deliver an efficient way to discover information and people.

Customers

The total number of customers and end users of our products and solutions is greater than 18,000 worldwide. For a breakdown of our revenues by geographical region, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues by Geographic Region.” Our target end-user customers are organizations with sophisticated, high-end information systems with numerous, often geographically-dispersed users and diverse computing environments. Typical customers are mainframe-reliant, have large-scale client/server implementations that handle very high volumes of business transactions, or have Web-based applications with large and unpredictable usage volumes. No customer accounted for more than 10 percent of total revenues in any of the fiscal years 2008, 2007, or 2006.

A representative list of BEA customers includes:

Telecommunications

AT&T, British Telecom, BT Global Services, Cablecom, China Telecom, ChungHwa Telecom, Comcast, Covad, Cox Communications, Dacom, Deutsche Telekom, Dish Networks, France Telecom, KDDI Corporation,

mm02, Nextel, NTT, NTT DoCoMo, Orange, OZ, T-Mobile, Telecom Personal, Telicom Italia, Telecom Italia Mobile, Telenor Mobile, Telstra, TIM Peru, Verizon Wireless, Virgin Mobile USA, Visage Mobile, Vodafone, and WilTel Communications.

Banking and Financial Services

Abbey National, ABN AMRO, Accredited Home Lenders, Allstate, AXA, Bank of America, Bank of China, Bank of New York, Bank of Shanghai, Barclays, Bear Stearns, BNP Paribas, China Construction Bank, Citigroup, Credit Suisse, E*Trade, Emirates Bank, Erste Bank, First Franklin, HVB Systems, JPMorgan Chase, Korea Exchange, Lehman Brothers, Merrill Lynch, Metlife, New York Board of Trade, Nordea, Northern Trust, OppenheimerFunds, Prudential UK, Robeco Direct, SanPaolo IMI, Samsung Securities, SBAB, Spar Nord Bank, SunTrust, S.W.I.F.T., Swiss Life Belgium, TeleCash, TrueCredit, TrueLink, Unicredit Group, United Overseas Bank and Wells Fargo.

Government and Public Sector

American Diabetes Association, Basque Government, Chilean Treasury Department, China Post, Chongqing Municipal Bureau of Finance, City of Chicago, Finland Post, Grants.gov, Hong Kong Government, Jefferson County, Le Forem, Modus Operandi, National Education Association, Poste Italiane, Swedish Customs Service, UK Companies House, UK Driving Vehicle Licensing Agency, UK HM Customs & Excise, UK Inland Revenue, US Army, US Bureau of Labor & Statistics, US Defense Information Systems Agency, US Defense Logistics Agency, US Department of Agriculture, US Department of Commerce, US Department of Defense, US Federal Bureau of Investigation, US Federal Communications Commission, US General Services Administration, US Navy, and US Veterans Benefits Association.

Retail and Consumer Packaged Goods

Amazon.com, Anheuser-Busch, Applebee’s, Archer Daniels Midland, AutoNation, Barnes & Noble, Beer.com, Best Buy, Bestfoods, BonusPrint, Caprabo, Circuit City Group, Coca-Cola, Dell, eBay, Fuji PhotoFilm, Hampton, Hijos de Rivera, Interbrew, J Sainsbury, Japan Tobacco, Kellogg, Kohl’s, L’Oreal, Nestle, Nike, Office Depot, OfficeMax, PepsiCo, Philip Morris, Priceline.com, Procter & Gamble, Rubric, R.J. Reynolds Tobacco, Saks, Staples, Suntory, Target Corporation, Ticketmaster Online-CitySearch, Tricon Global Restaurants, Tyson Foods, Unilever, Walgreens, Welch’s and Winn-Dixie Stores.

Manufacturing

Amcor Australasia, Babcock & Wilcox, BMW Group, Boeing, DaimlerChrysler, Daewoong Pharmaceutical, Hewlett-Packard, Network Appliance, Oncology Therapeutics Network, Pfizer, Pirelli Group, Sun Chemical, Sun Microsystems, Toshiba American Business Solutions, Toyota Australia, and Unilever.

Transportation, Travel and Logistics

Airnet, Amadeus, APL, Asiana Airlines, Avis Budget Group, British Airways, DF Young, DHL Deutsche Post World Net, Envirotainer, FedEx, Hotelzon, Jeppessen, Lufthansa Technik, Marriott, National Car Rentals, Northwest Airlines, Schiphol Airport, SNCF, Star Alliance, Starwood Hotels & Resorts, Toll Holdings, Turkish Airlines, Union Pacific, United Airlines, UPS, and USF.

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

Direct Sales Organization. We market our software and services primarily through our direct sales organization. As of January 31, 2008, we had 2,503 employees in consulting, training, sales, support and marketing, including 566 quota-bearing sales representatives, located in 90 offices in 38 countries. We typically use a consultative sales model that involves the collaboration of technical and sales personnel to formulate proposals to address specific customer requirements, often in conjunction with hardware, software and services providers. Our products are typically used as a platform for initiatives and applications that are critical to a customer’s business. As such, we focus our initial sales efforts on senior executives and information technology department personnel who are responsible for such initiatives and applications.

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

Packaged software vendors. We license our software to packaged software vendors. These vendors build on our software as an infrastructure for the applications they supply, or build complementary technologies, such as systems management, content management and security software, designed to connect easily to systems built on our software. Using our products as an infrastructure helps improve these applications’ reliability, scalability and portability across hardware operating systems and databases on which our platform runs. In addition, by using our infrastructure, it is easier for these vendors’ customers to integrate their packaged software with other packaged or custom applications built using our solutions. In some cases, these vendors bundle our infrastructure with their applications, and in other cases their software is simply certified to run on our infrastructure. In some cases, these vendors buy and maintain the necessary hardware, infrastructure software and application software, and rent access to these systems to their customers. Examples of packaged software partners include Amdocs, EMC Documentum, Motive,

AmberPoint, Ceon, COMARCH, CA, Convergys, Fundtech, Intec Billing, Interwoven, iRise, iWay, RSA Security, SAS, SunGard Business Integration, SunGard Data Systems, and Sungard Investor Accounting Systems.

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

Distributors and Resellers. To supplement the efforts of our direct sales force, we use software distributors and resellers to market, distribute, resell and support our products and services. Distributors sell directly to customers, and also cultivate, manage, supply and support a network of value-added resellers. We primarily use distributors and resellers to supplement the efforts of our direct sales force in territories where we have little direct presence, in territories where it is customary for customers to do business with a local entity and in market segments where we believe partners can expand our opportunities. Examples of distributor and reseller partners include African Legend Indigo, Arrow ECS, Arsena Solusindo, Avnet Technology Solutions, Bejing Beida Jadebird Business Information Systems, BSI, China National Software & Service, Digital China Technology Limited, ECS International Trading Shanghai, Itochu Techno-Science Corp CTC, Karin Electronics Supplies, Liam, Magirus International, Melia Komputindo, NEC, Nihon Unisys, Oki Electric Industry, Redington India, and SYNNEX Information Technology (China).

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

Our competitors include several companies, such as IBM, Oracle Corporation (which is in the process of acquiring us), SAP AG and Microsoft, which compete in a number of our product lines. All of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; a broader product offering; a larger installed base of customers than we do; and are able to bundle competing products with their other software offerings at a discounted price. In addition, many competitors have well-established relationships with our current and potential customers. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

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

Product Development

Our total research and development expenses were approximately $240.1 million, $233.0 million, and $182.2 million in fiscal 2008, 2007, and 2006, respectively. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, information technology and facilities expenses. The 3.1% increase in research and development expenses from fiscal 2007 to fiscal 2008 was due to an increase in compensation expense, which was negatively impacted by exchange rates and a decline of in third party funding of $3.1 million for development of a product of mutual interest. We believe that a significant level of research and development is required to remain competitive, and we expect to continue to commit substantial resources to product development and engineering in future periods.

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

Backlog

Our aggregate backlog at January 31, 2008 was $558 million of which $477 million is included on our balance sheet as deferred revenue. Deferred revenue, as of January 31, 2008, was comprised of (1) unexpired customer support contracts of $448 million, (2) undelivered consulting and education orders of $24 million and (3) license orders that have shipped but have not met revenue recognition requirements of $5 million. Off balance sheet backlog was comprised of services orders received and not delivered of $46 million and license orders received but not shipped of $35 million.

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

Employees

As of January 31, 2008, we had 4,117 full-time employees, including 1,204 in research and development, 2,503 in sales, support, consulting, training and marketing, and 410 in administration. Except as provided below, none of our employees are represented by a collective bargaining agreement. Of our employees, 136 in France are represented by a Works Council and Union Delegates, with whom we actively consult and agree on certain organizational and work environment matters, such as wages, hours, vacation and leave, in accordance with local law and the collective industry agreement (both of which set the minimum standards of employment regulations). In addition, 227 employees in the UK and 92 employees in Germany are represented by Employee Forums with which we actively inform and consult regarding matters such as those described above. We generally consider our relations with our employees to be good and we have never experienced a work stoppage.

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

Risks related to the Pending Acquisition of us by Oracle

Failure to complete the merger with Oracle Corporation could materially and adversely affect our results of operations and our stock price.

On January 16, 2008, we entered into a definitive merger agreement with Oracle Corporation (“Oracle”). Consummation of the merger is subject to customary closing conditions, regulatory approvals, including antitrust approvals, and approval by our stockholders. We cannot assure you that these conditions will be met or waived, that the necessary approvals will be obtained, or that we will be able to successfully consummate the merger as currently contemplated under the merger agreement or at all. As a result of the pending merger or if the merger is not consummated:

•	our investors may not receive $19.375 in cash per share of our common stock which Oracle has agreed to pay in the merger, and our stock price would likely decline;

•	we are liable for significant transaction costs, including legal, accounting, financial advisory and other costs relating to the merger;

•	under some circumstances, we may have to pay a termination fee to Oracle in the amount of $250 million;

•	the attention of our management and our employees may be diverted from day-to-day operations as they focus on the merger;

•

our customers may seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products as a result of the announcement of the merger, which could cause our revenues to materially decline or any anticipated increases in revenue to be lower than expected; and

•

our ability to attract new employees and retain our existing employees may be harmed by uncertainties associated with the merger, and we may be required to incur substantial costs to recruit replacements for lost personnel.

The occurrence of any of these events individually or in combination could have a material adverse affect on our results of operations and our stock price.

Our officers and directors have certain interests in the merger that are different from, or in addition to, interests of our stockholders.

Our officers and directors have certain interests in the merger that are different from, or in addition to, interests of our stockholders. Our executive officers are parties to employment agreements with BEA, each of which provide severance and other benefits in the case of qualifying terminations of employment in connection with a change of control of BEA, including consummation of the merger. Executive officers and directors of BEA have rights to indemnification and directors’ and officers’ liability insurance that will survive consummation of the merger. Our stockholders should be aware of these interests when considering our Board of Directors’ recommendation to adopt the merger agreement. Stockholders are encouraged to review the section

“The Merger—Interests of BEA’s Directors and Executive Officers in the Merger” in the definitive proxy statement filed on March 3, 2008 for more information.

We and Oracle may not be able to obtain, or may be delayed in obtaining, the regulatory approvals required to consummate the merger.

Completion of the merger is conditioned upon the receipt of all required governmental consents and authorizations, including by the applicable governmental authorities of the European Commission. Complying with requests from such governmental agencies, including requests for additional information and documents, could delay consummation of the merger. In connection with granting these consents and authorizations, governmental authorities may require divestitures of assets or seek to impose conditions on the merger. Such divestitures or conditions may jeopardize or delay completion of the merger.

In certain instances, the merger agreement requires us to pay a termination fee of $250 million to Oracle. This payment could affect the decisions of a third party considering making an alternative acquisition proposal to the merger.

Under the terms of the merger agreement, we will be required to pay to Oracle a termination fee of $250 million if the merger agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing acquisition proposal.

Purported stockholder class action lawsuits have been filed against us and members of our Board of Directors challenging the merger and an unfavorable judgment or ruling in these lawsuits could prevent or delay the consummation of the merger, result in substantive costs, or both.

We are actively defending against several stockholder lawsuits filed in Delaware and California related to the merger agreement with Oracle, all of which require the Company to incur substantial legal fees and expenses. In the Delaware cases, we are defending against plaintiffs’ motion for a preliminary injunction enjoining the Special Stockholders Meeting scheduled for April 4, 2008 which will be heard March 26, 2008, and which, if granted, could delay or prevent the merger. At the March 26, 2008 hearing, the plaintiff’s motion was denied by the court. As these actions are in their preliminary stages, it is impossible to predict their outcomes.

Risks that May Impact Future Operating Results Pending Completion of the Merger or if the Merger is not Consummated

We have experienced in the past, and may experience in the future, significant fluctuations in our actual or anticipated revenues and operating results, which have prevented us in the past, and may prevent us in the future from meeting securities analysts’ or investors’ expectations and result in a decline in our stock price.

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

We expect to experience significant fluctuations in our future revenues and operating results as a result of many factors, including:

•

changes, anticipated or not, in the size and timing of customer orders, including the rate of conversion of our forecasted sales “pipeline” into contracts, particularly as we have become more reliant on larger transactions;

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

•

periodic difficulties or changes in the domestic or international economic, business or political environment, particularly affecting the technology industry or industries from which we derive a significant portion of our revenues, such as the telecommunications industry, including but not limited to corporate or consumer confidence in the economy, uncertainties arising out of possible future terrorist activities, military and security actions in Iraq and the Middle East in general, and geopolitical instability such as in parts of Asia, all of which could increase the likelihood that customers will unexpectedly delay, cancel or reduce the size of orders;

•	the structure, timing and integration of acquisitions of businesses, products and technologies and possible disruption of our current business;

•	costs associated with acquisitions, including expenses charged for any impaired acquired intangible assets and goodwill;

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

•	our ability to control costs and expenses, particularly in the face of periodic difficult economic conditions;

•	loss of key personnel or inability to recruit and hire qualified additional or replacement key personnel;

•	the degree of success, if any, of our strategy to further establish and expand our relationships with distributors;

•	the terms and timing of financing activities;

•	potential fluctuations in demand or prices of our products and services;

•	technological changes in computer systems and environments, which could render our products less competitive or obsolete;

•	our ability to meet our customers’ service requirements; and

•	the seasonality of our sales, particularly license orders, which typically significantly adversely affects our revenue in our first quarter.

In addition to fluctuations in our operating results, our stock price is also subject to many factors outside of our control, including the substantial volatility generally associated with Internet, software and technology stocks, and broader market trends unrelated to our performance, such as the substantial declines in the prices of many such stocks from 2000 through 2003, as well as market declines related to terrorist activities and military actions.

Our quarterly revenues, expenses and operating results are difficult to forecast because of the volatility of our license revenues.

A substantial portion of our license revenues has been derived from large orders. Reliance on large license transactions increases the risk of fluctuation in quarterly results because the unexpected loss of a small number of larger orders can cause a significant revenue shortfall. If we cannot generate a sufficient number of large customer orders, convert a sufficient number of development orders into orders for large deployments, or if customers delay or cancel such orders in a particular quarter, it may have a material adverse effect on our revenues and, more significantly on a percentage basis, our net income or loss in that quarter.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all potential transactions, including the estimated closing date and estimated dollar amount of each transaction. We aggregate these estimates periodically to generate a sales pipeline and then evaluate the pipeline to forecast sales and identify trends in our business. This pipeline analysis and related estimates of revenue have in recent periods and may in future periods differ significantly from actual revenues in a particular reporting period.

Moreover, we typically receive and fulfill most of our orders within the same quarter, and a substantial number of our orders, particularly our larger transactions, are typically received in the last month of each quarter, with a concentration of such orders at the end of the quarter. As a result, even though we may have substantial backlog at the end of a prior quarter and positive business indicators such as sales “pipeline” reports about customer demand during a quarter, we may not learn of revenue shortfalls until the final days of the quarter. Not only could such shortfalls significantly harm our revenues, they could substantially harm our earnings because we may not become aware of such shortfalls in time to adjust our cost structure to respond to a variation in the conversion of the pipeline into contracts. Our inability to respond to a variation in the pipeline or in the conversion of the pipeline into contracts in a timely manner, or at all, could cause us to plan or budget inaccurately and thereby harm our business, financial condition or results of operations.

Further, periodic adverse economic conditions, particularly those related to the technology industry, as well as the economic and political uncertainties arising out of the ongoing U.S. military activity in Iraq, recent and possible future terrorist activities, other potential military and security actions in the Middle East, and instability in markets in other parts of the world, may increase the likelihood that customers will unexpectedly delay, cancel or reduce orders, resulting in revenue shortfalls.

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

Finally, the introduction of AquaLogic and other products and implementation of our products for SOA have contributed to a longer sales cycle due to the fact that they offer a more comprehensive solution that may require us to provide a significant level of education to prospective customers regarding the use and benefits of our products, and may result in lengthier customer evaluations. Delays or failures to complete large orders and sales in a particular quarter could significantly reduce revenue that quarter, as well as subsequent quarters over which revenue for the sale would otherwise be recognized.

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

If we do not compete effectively, our revenues and operating margins will decline.

The market for application server, integration and SOA software, and related software infrastructure, and specialty applications in communications, time and event driven, real-time and virtualization products and services is highly competitive. Our competitors are diverse and offer a variety of solutions directed at various segments of this marketplace.

Our competitors include several companies, such as IBM, Oracle Corporation (which is in the process of acquiring us), SAP AG and Microsoft, which compete in a number of our product lines. All of these competitors have longer operating histories; significantly greater financial, technical, marketing and other resources; significantly greater name recognition; a broader product offering; a larger installed base of customers than we do; and well-established relationships with our current and potential customers. In addition, many competitors are able to bundle competing products with their other software offerings at a discounted price. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development, promotion and sale of their products than we can.

In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing the ability of their products to address the needs of their current and prospective customers. Further, new competitors, or alliances among current and new competitors, may emerge and rapidly gain significant market share. Such competition could harm our ability to sell additional software licenses and maintenance, consulting and support services on terms favorable to us.

Further, competitive pressures and open source availability of functionally competitive software could require us to reduce the price of our products and related services, which could harm our business. We may not be able to compete successfully, and any failure to do so would harm our business.

Because the technological, market and industry conditions in our business can change very rapidly, if we do not successfully adapt our products to these changes, our revenue and profits will be harmed.

The market for our products and services is highly fragmented, competitive with alternative computing architectures, and characterized by continuing technological developments, evolving and competing industry standards, and changing customer requirements. The introduction of products based upon new technologies, the emergence of new industry standards, or changes in customer requirements could result in a decline in the markets for our existing products or render them obsolete and unmarketable. As a result, our success depends upon our ability to timely and effectively enhance existing products, respond to changing customer requirements, and develop and introduce in a timely manner new products and initiatives that keep pace with technological and market developments and emerging industry standards, as well as our ability to educate and train our sales force and indirect sales channels on our new or enhanced products, initiatives and technologies. It is possible that our products will not adequately address the changing needs of the marketplace and that we will not be successful in developing and marketing enhancements to our existing products or new products on a timely basis. Failure to develop, acquire and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, or lack of customer acceptance of our products, will harm our business, results of operations and financial condition. In addition, our success is increasingly dependent on our strategic partners’ ability to successfully develop and integrate their software with those of our products with which their software interoperates or is bundled, integrated or marketed. If their software performs poorly, contains errors or defects or is otherwise unreliable, or does not provide the features and benefits expected or required, it could lower the demand for our products and services, result in negative publicity or loss of our reputation, and adversely affect our revenues and other operating results.

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

Our revenues are derived primarily from a single group of similar and related products and services, and a decline in demand or prices for these products or services could harm our operating results.

We currently derive the majority of our license and service revenues from BEA WebLogic Server, Tuxedo and our AquaLogic products, and from related products and services. We expect these products and services to continue to account for the majority of our revenues in the immediate future. As a result, factors adversely affecting the pricing of or demand for BEA WebLogic Server, Tuxedo, AquaLogic products or related services, such as periodic difficult economic conditions, future terrorist activities or military actions, any decline in overall market demand, competition, product performance or technological change, could have a material adverse effect on our business and consolidated results of operations and financial condition. In fiscal 2007, with regard to Tuxedo, we experienced a decline in the percentage of our license revenue generated by Tuxedo, as well as a decline in the absolute dollar amount of revenue generated by Tuxedo. In fiscal 2008, we experienced a decline in the percentage of our license revenue generated by WebLogic, as well as a decline in absolute dollar amount of revenue generated by WebLogic. If this trend were to continue or worsen, it would have an adverse impact on our revenue, profit and other operating results.

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

Revenues from markets outside of the Americas has accounted for approximately one-half of our total revenues over the past several years, and we expect these markets to continue to account for a significant portion of our total revenues. We sell our products and services through a network of branches and subsidiaries located in 38 countries worldwide. In addition, we also market our products through distributors. We believe that our success depends upon continued expansion of our international operations. Our international business is subject to a number of risks, including greater difficulties in maintaining and enforcing U.S. accounting and public reporting standards, greater difficulties in staffing and managing foreign operations with personnel sufficiently experienced in U.S. accounting and public reporting standards, unexpected changes in regulatory practices and tariffs, longer collection cycles, seasonality, potential changes in export licensing and tax laws, and greater difficulty in protecting intellectual property rights. Also, the impact of fluctuating exchange rates between the U.S. dollar and foreign currencies in markets where we do business can significantly impact our revenues. The EMEA region has historically accounted for, and we expect in the future will continue to account for, a significant portion of our revenues. If the value of the U.S. dollar relative to European currencies were to significantly increase, it would have an adverse impact on our revenues, profits and other operating results. Also, we are periodically subject to tax audits by government agencies in foreign jurisdictions. To date, the outcomes of these audits have not had a material impact on us. It is possible, however, that future audits could result in significant assessments against us or our employees for transfer taxes, payroll taxes, income taxes, or other taxes as well as related employee and other claims which could adversely effect our operating results. General economic and political conditions in these foreign markets, including the military action in the Middle East, geopolitical instabilities in other parts of the world and a backlash against U.S. based companies may also impact our international revenues, as such conditions may cause decreases in demand or impact our ability to collect payment from our customers. There can be no assurances that these factors and other factors will not have a material adverse effect on our future international revenues and consequently on our business and consolidated financial condition and results of operations.

Changes in accounting regulations and related interpretations and policies, could cause us to recognize lower revenue and profits or to defer recognition of revenue.

The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. Moreover, policies, guidelines and interpretations related to revenue recognition, accounting for acquisitions, income taxes, facilities consolidation charges, allowances for doubtful accounts, stock-based compensation and other financial reporting matters require us to make difficult judgments on complex matters that are often subject to multiple sources of authoritative guidance. To the extent that our judgment is incorrect, it could result in an adverse impact on the Company’s financial statements. Some of these matters are also among topics currently under re-examination by accounting standard setters and regulators. These standard setters and regulators could promulgate interpretations and guidance that could result in material and potentially adverse changes to our accounting policies.

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

On June 29, 2001, the FASB pronounced under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”), that purchased goodwill should not be amortized, but rather, should be periodically reviewed for impairment. Such impairment could be caused by internal factors as well as external factors beyond our control. The FASB has further determined that at the time goodwill is considered impaired, an amount equal to the impairment loss should be charged as an operating expense in the statement of income. The timing of such an impairment (if any) of goodwill acquired in past and future transactions is uncertain and difficult to predict. If future events cause additional impairment of any intangible assets acquired in our past or future acquisitions, we may have to record additional charges relating to such assets sooner than we expect which would cause our profits to decline. We are required to determine whether goodwill and any assets acquired in past acquisitions have been impaired in accordance with FAS 142 and, if so, charge such impairment as an expense. For example, in the quarter ended October 31, 2001, we took an asset impairment charge of $80.1 million related to past acquisitions. At January 31, 2008, we had remaining net goodwill and net acquired intangible assets of approximately $265.7 million. In the quarter ended April 30, 2007, we took an additional charge of approximately $3.8 million in connection with impairment of intangibles and goodwill related to our acquisition of Connectera. If we are required to take such additional impairment charges, the amounts could have a material adverse effect on our results of operations.

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

In addition, our U.S. federal income tax returns for 2005 through 2006 fiscal years are currently under examination by the IRS. In addition, certain of our U.S. payroll tax returns (primarily related to taxes associated with stock option exercises), and various state and foreign tax returns are under examination by the applicable taxing authorities. While we believe that we have made adequate provisions related to the audits of these tax returns, the final determination of our obligations may exceed the amounts provided for by us in the accompanying consolidated financial statements.

Our cash investments in money market, government and corporate debt securities are subject to risks, which may cause losses and affect the liquidity of these investments.

At January 31, 2008, we had $993.7 million in cash and cash equivalents, $3.4 million in restricted cash and $525.5 million in short and long-term investments. We have invested these amounts in U.S. government securities, U.S. agency securities, asset-backed securities, corporate notes and bonds, commercial paper and money market funds meeting certain criteria. Certain of these investments are subject to credit, liquidity and interest rate risks, which may be exacerbated by stresses and disruptions in the financial markets stemming from U.S. sub-prime mortgage defaults and their follow-on effects. These market risks associated with our investment portfolio may have adverse impacts on our results of operations, liquidity and financial condition.

Risk Factors Related to Corporate Governance Matters and our Stock Option Review

If we fail to maintain effective internal controls or remediate any future material weaknesses in our internal control over financial reporting, we may be unable to accurately report our financial results or prevent fraud which could have an adverse effect on our business and operating results and our stock price.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report of management on internal control over financial reporting in their annual reports on Form 10-K that contain an assessment by management of the effectiveness of the Company’s internal control over financial reporting. Effective internal control over financial reporting is essential for us to produce reliable financial reports and prevent fraud. As a result of the Audit Committee’s review into our historical stock option grant practices and related matters, we identified past material weaknesses in our internal controls and procedures. A material weakness is a control deficiency, or combination of them, that results in more than a remote likelihood that a material misstatement in our financial statements will not be prevented or detected. Any future failure to maintain effective internal control over financial reporting could harm our operating results, result in a material misstatement of our financial statements, cause us to fail to meet our financial reporting obligations or prevent us from providing reliable and accurate financial reports or avoiding or detecting fraud.

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

The matters relating to the review of certain historical stock option grants could continue to have an adverse effect on our financial results.

In 2006 and 2007, the Audit Committee conducted a review that concluded that, primarily from fiscal 1998 through fiscal 2006, a large number of stock options were not accounted for correctly in our financial statements. We have and could continue to incur substantial charges in future periods in connection with the results of the review that are not compensation charges. Such charges could include, but are not limited to, payments to employees or taxing authorities arising from potential income tax liabilities pursuant to the U.S. Internal Revenue Code Section 409A. The review diverted the attention of our Board and management team from the operation of our business and has proven to be a significant distraction. In addition, we have incurred substantial expenses in connection with the review, which have had and could continue to have a negative effect on our financial results.

In addition, the inquiries by the United States Securities and Exchange Commission (“SEC”) into our historical stock option grant practices are ongoing. We have fully cooperated with the SEC and intend to continue to do so. The period of time necessary to resolve these inquiries is uncertain, and we cannot predict the outcome of these inquiries or whether we will face additional government inquiries, investigations or other actions related to our historical stock option grant practices. These inquiries will likely require us to continue to expend significant management time and incur significant legal and other expenses, and could result in actions seeking, among other things, injunctions against the Company and the payment of significant fines and penalties by the Company, which may have a material adverse effect on our business and earnings.

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

Our corporate headquarters, totaling approximately 236,000 square feet, are located in San Jose, California under leases expiring in October 2008. We also lease office space in various locations throughout the United States for sales, support, marketing and product development personnel, and our foreign subsidiaries lease space for their respective operations. We own substantially all of the equipment used in our facilities.

In October 2003, we purchased an approximately 40-acre parcel of land located on North First Street, San Jose, California adjacent to our corporate headquarters (the “San Jose Land”), on which the Company planned to develop and build a new corporate headquarters, adjacent to our San Jose, California leased offices. In the first quarter of fiscal 2008, after evaluation of our facilities options and strategy with respect to our corporate headquarters in San Jose, California, we sold the San Jose Land for $105.5 million, net of transaction costs. Thereafter, we purchased a 17-story building with parking facilities in downtown San Jose (the “San Jose Building”), which the Company intends to make its corporate headquarters. We recorded the sale of the San Jose Land and the purchase of the San Jose Building in the first quarter of fiscal 2008, and we recorded the new building as a capital asset at cost. In March 2008, we suspended efforts to ready the building for occupancy in contemplation of the Oracle acquisition. As of January 31, 2008, BEA had capitalized approximately $6.2 million of improvements to ready the building for occupancy in mid 2008.

ITEM 3.	LEGAL PROCEEDINGS.

The Company and its subsidiary Plumtree Software, Inc. (“Plumtree”) are involved in a patent infringement lawsuit against Datamize, LLC (“Datamize”) in the U.S. District Court for the Northern District of California. In July 2004, Plumtree sued Datamize for declaratory judgment that certain U.S. patents are invalid and not infringed. In January 2007, Datamize answered Plumtree’s complaint and counterclaimed for infringement. In July 2007 the parties were realigned so that Datamize is the plaintiff, and BEA was added to the case as a defendant. The Court issued its claim construction order on August 7, 2007. On February 5, 2008 the Court granted Plumtree’s and BEA’s motion to disqualify Datamize’s lead counsel based on a conflict. In response, Datamize filed on March 6, 2008 a petition for a writ of mandamus in the Federal Circuit Court of Appeals seeking review of the disqualification order. On March 10, 2008, the district court entered the parties’ stipulation to vacate the current schedule and stay the case while Datamize’s petition for a writ of mandamus is considered. Plumtree and the Company intend to vigorously defend against Datamize’s allegations of infringement and vigorously pursue their claim for declaratory relief. It is not known when or on what basis this action will be resolved.

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. On November 30, 2007, the court dismissed this lawsuit.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al. was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved. On March 26, 2008, the plaintiffs filed for dismissal of the lawsuit with the court.

In the Keitel Action, plaintiffs sought an injunction against completion of the merger. That motion was denied and the case has now been stayed. In the Globis Action, plaintiff filed an amended complaint on October 22, 2005, which the Company moved to dismiss on October 6, 2006. Plumtree and the individual defendants moved to dismiss the amended complaint on the same date. On December 8, 2006, plaintiff moved for leave to file a second amended complaint. On January 4, 2007, parties stipulated to permit plaintiff to file the second amended complaint. It was filed on January 16, 2007. Defendants moved to dismiss the second amended complaint on February 5, 2007. The briefing on the motions has been completed. Currently, the parties are waiting for the Court to set a date for the hearing. There can be no assurance that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed all liabilities of Plumtree resulting from the litigation. On March 26, 2008, the plaintiffs filed for dismissal of the lawsuit with the court.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. In addition, the current complaint includes a claim purportedly on behalf of a class of BEA shareholders arising out of Oracle’s October 10, 2007 unsolicited acquisition proposal, claiming that members of our Board of Directors breached their fiduciary duties in response to the proposal. It is not known when or on what basis the action will be resolved.

In addition, on August 25, 2006, another shareholder derivative action was filed in the Superior Court for the County of Santa Clara. The court granted a motion to stay that action in deference to the actions filed previously in federal court. It is not known when or on what basis the action will be resolved.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. On October 25, 2007, the complaint was amended to assert a purported class action claim alleging that the Company’s directors breached their fiduciary duties by failing to fully inform themselves of the Company’s true value prior to rejecting Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. Plaintiffs seek an order requiring the director defendants to implement a procedure or process to determine the Company’s true value and obtain the highest possible price for shareholders. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007, two putative class action lawsuits, titled Freedman v. BEA Systems, Inc. et al. (the “Freedman Action”) and Blaz v. BEA Systems, Inc. et al. (the “Blaz Action”) were filed in the Court of Chancery of the State of Delaware. Both complaints named the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. The complaints sought injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. By order dated October 29, 2007, the Court of Chancery ordered the Freedman Action and the Blaz Action, and any new case arising out of the same subject matter filed in or transferred to the Court of Chancery, consolidated under the caption In re BEA Systems, Inc. Shareholders Litigation (the “Consolidated Delaware Action”). On October 31, 2007, a purported class action lawsuit titled Fonte v. BEA Systems, Inc. et al. was filed in the Court of Chancery (the “Fonte Action”). The Fonte Action named the same parties, contained substantially similar allegations, and sought substantially similar relief as the Freedman Action and the Blaz Action, and was subsequently consolidated into the Consolidated Delaware Action. It is not known when or on what basis this action will be resolved.

On February 20, 2008, plaintiffs in the Consolidated Delaware Action filed a Verified Consolidated Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint alleges that the directors breached their fiduciary duty of disclosure by including purportedly misleading and incomplete disclosures in BEA’s preliminary proxy statement regarding the Company’s proposed merger with Oracle. The Consolidated Complaint also alleges that the directors breached their fiduciary duties of loyalty, care, and good faith by purportedly failing to obtain the highest merger price reasonably available and purportedly delegating their duty to negotiate the merger consideration to Carl Icahn. The Consolidated Complaint further alleges that in addition to its annual meeting on March 18, 2008, the Company is required to hold a second annual meeting on or before June 23, 2008. The Consolidated Complaint seeks injunctive relief and damages. On February 29, 2008, plaintiffs in the Consolidated Delaware Action moved for expedited proceedings and for a preliminary injunction enjoining a stockholder vote on, or consummation of, the merger with Oracle. On March 5, 2008, the Court of Chancery granted plaintiffs’ motion for expedited proceedings and scheduled a preliminary injunction hearing for March 26, 2008. At the March 26, 2008 hearing, the plaintiff’s motion was denied by the court. The Company is defending the Consolidated Delaware Action vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007, a putative class action lawsuit titled Gross v. BEA Systems, Inc. et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Gross Action”). The complaint names the Company, eight of its directors, and certain unnamed “John Doe” parties as defendants, alleging that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. It is not known when or on what basis this action will be resolved.

On October 16, 2007, a putative class action lawsuit titled Ellman v. Chuang et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Ellman Action”). The complaint names nine of the Company’s directors as defendants and the Company as a nominal defendant, alleging that the directors breached their fiduciary duties by failing to adequately consider Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. In addition, the complaint asserts a derivative cause of action against the director defendants, ostensibly on behalf of and for the benefit of the Company, again alleging that the director defendants breached their fiduciary duties by failing to adequately consider Oracle’s $17.00 proposal. The complaint seeks injunctive relief, including an order requiring the Company’s directors to respond reasonably to offers that are in the best interests of shareholders, a prohibition on entry into any contractual provisions designed to impede the maximization of shareholder value, and an order restraining the defendants from adopting or using any defensive measures against a potential acquiror. It is not known when or on what basis this action will be resolved.

On October 26, 2007 a putative class action lawsuit titled Zwick v. BEA Systems, Inc. et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Zwick Action”). The complaint names the Company, eight of its current directors, and certain unnamed “John Doe” parties as defendants. The complaint alleges that the director defendants breached their fiduciary duties by failing to give proper consideration to Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount.

By Order dated February 13, 2008, the Superior Court for the Country of Santa Clara consolidated the Gross Action and the Zwick Action. At a hearing on February 14, 2008, the Superior Court for the County of Santa Clara stated that it would consolidate the Gross Action, Zwick Action, and Ellman Action (“the Consolidated California Action”) pending submission of a proposed order from the parties. The Company is defending the Consolidated California Action vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 26, 2007, a lawsuit titled High River Ltd. P’Ship et al. v. BEA Systems, Inc. et al. was filed in the Court of Chancery of the State of Delaware (the “High River Action”). The action was brought by High River Ltd. Partnership and certain affiliated parties who purport to collectively beneficially own almost 14 percent of the Company’s stock. The complaint sought, pursuant to Del. C. § 211, to compel the Company to hold an annual meeting on or before November 30, 2007, and to enjoin the Company from taking certain actions pending the next annual meeting. The parties subsequently agreed to settle the High River Action. Pursuant to the settlement, the Company will hold its 2007 annual meeting on March 18, 2008. The settlement was approved by the Court of Chancery on December 20, 2007.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Since our initial public offering on April 11, 1997, our common stock has traded on the NASDAQ National Market under the symbol “BEAS”. According to our transfer agent, we had approximately 708 stockholders of record as of January 31, 2008.

The following table sets forth the high and low sales prices reported on the NASDAQ National Market for our common stock for the periods indicated:

	Low	High
Fiscal year ended January 31, 2008:
Fourth Quarter	$14.39	$18.74
Third Quarter	11.02	18.94
Second Quarter	10.50	14.32
First Quarter	10.80	13.34

Fiscal year ended January 31, 2007:
Fourth Quarter	$12.00	$16.28
Third Quarter	10.81	16.77
Second Quarter	11.05	13.77
First Quarter	10.20	14.29

Fiscal year ended January 31, 2006:
Fourth Quarter	$8.75	$10.85
Third Quarter	8.09	9.67
Second Quarter	6.86	9.41
First Quarter	6.78	8.94

We have never declared or paid any cash dividends on our common stock. We currently intend to invest cash generated from operations, if any, to support the development of our business and do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be as determined by of our Board of Directors.

Issuer Purchases of Equity Securities

Stock Repurchases:

In September 2001, the Board of Directors approved a share repurchase program for the Company to repurchase up to $100.0 million of its common stock (the “Share Repurchase Program”). In March 2003, the Board of Directors approved a repurchase of up to an additional $100.0 million of our common stock under the Share Repurchase Program. In May 2004 and March 2005, the Board of Directors approved repurchases of up to an additional $200.0 million (an aggregate of $600.0 million) of our common stock under the Share Repurchase Program. At January 31, 2008, $121.8 million of the aggregate $600.0 million remained available for future purchases. In May 2007 the Board of Directors approved repurchases of up to an additional $500.0 million (an aggregate of $1.1 billion) of our common stock under the Share Repurchase Program. The Share Repurchase Program does not have an expiration date. No purchases were made in fiscal 2008 in part due to the stock option restatement and no purchases were made through the date of this filing.

PERFORMANCE GRAPH

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	For the fiscal year ended January 31,
	2008(a)	2007(b)	2006(c)	2005(d)	2004
	(in thousands, except per share data)				(unaudited)
Total revenues	$1,535,780	$1,402,349	$1,199,845	$1,080,094	$1,012,492
Cost of revenues	358,690	333,326	257,212	224,873	239,166
Gross profit	1,177,090	1,069,023	942,633	855,221	773,326
Operating expenses	945,838	1,102,654	734,035	649,690	641,330
Operating income (loss)	231,252	(33,631)	208,598	205,531	131,996
Other income and expense	57,231	44,317	9,589	(7,646)	(5,163)
Income before tax	288,483	10,686	218,187	197,885	126,833
Income tax provision	(80,302)	(6,186)	(75,017)	(52,188)	(18,797)
Net income	208,181	4,500	143,170	145,697	108,036
Net income per share:
Basic	$0.52	$0.01	$0.37	$0.36	$0.27
Diluted	$0.50	$0.01	$0.36	$0.35	$0.26

(a)	Includes the following significant pre-tax item: additional facilities consolidation expense of $1.8 million. Also, includes $1.1 million of net gains on minority interest in equity investments.

(b)	Includes the following significant pre-tax items: land impairment charge of $201.6 million, additional facilities consolidation expense $0.5 million, acquisition related in-process research and development of $4.4 million. Also includes $11.1 million of net gains on minority interest in equity investments and $0.8 million of net gains on retirement of the 2006 convertible subordinated notes in Other income and expense.

(c)	Includes the following significant pre-tax items: additional facilities consolidation expense $0.8 million, acquisition related in-process research & development (“IPR&D”) of $4.6 million. Also includes $0.7 million of net gains on retirement of the 2006 convertible subordinated notes in Other income and expense.

(d)	Includes the following significant pre-tax items: facilities consolidation expense of $8.2 million, acquired intangible asset impairment charge of $1.1 million.

Consolidated Balance Sheet Data (in thousands):

	As of January 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)			(unaudited)	(unaudited)
Cash and cash equivalents	$993,685	$867,294	$1,017,772	$777,754	$683,729
Short-term and long-term investments	525,545	407,469	435,185	830,063	783,288
Goodwill	227,536	233,998	138,235	52,791	46,481
Total assets	2,672,648	2,398,842	2,468,243	2,338,335	2,205,567
Deferred revenue	476,985	449,282	379,123	312,310	273,879
Long-term obligations	173,744	228,790	227,388	780,194	745,672
Total stockholders’ equity	1,758,110	1,364,610	1,096,199	1,002,150	909,304

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Merger with Oracle Corporation

On January 16, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oracle Corporation (“Oracle”) and Bronco Acquisition Corporation, a wholly-owned subsidiary of Oracle (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and, as a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and become a wholly-owned subsidiary of Oracle. Upon the closing of the Merger, each share of common stock of the Company issued and outstanding immediately prior to consummation of the Merger (other than shares owned by the Company, Oracle or Merger Sub) will be converted into the right to receive $19.375 in cash, without interest. In addition, options to acquire Company common stock, restricted stock unit awards, restricted stock awards and other equity-based awards denominated in shares of Company common stock outstanding immediately prior to the consummation of the Merger will be converted into options, restricted stock unit awards, restricted stock awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement, except for equity-based awards held by a person who is not an employee of, or a consultant to, the Company or any of its subsidiaries at the time of the consummation of the Merger, which equity-based awards shall be converted into the right to receive cash based on formulas contained in the Merger Agreement.

The Merger is subject to the approval of the Company’s stockholders representing a majority of the outstanding shares of Company common stock. A special meeting of the Company’s stockholders to consider and vote on the proposal to adopt the Merger Agreement will be held on April 4, 2008. Stockholders of record as of the close of business on February 28, 2008 will be entitled to vote at the special meeting. In addition, the Merger is subject to antitrust clearance or approvals in both the United States and the European Union, as well as other customary closing conditions. On February 27, 2008, the U.S. Department of Justice and the Federal Trade Commission granted early termination of the Hart-Scott-Rodino (HSR) review period. BEA and Oracle are working toward obtaining all required clearances as soon as possible.

Under the terms of the Merger Agreement, the Company is required to pay Oracle a termination fee in the amount of $250 million in cash in the following circumstances:

•

the Merger Agreement is terminated by Oracle because either (1) the Company’s Board of Directors fails to make or withdraws (or has publicly proposes to do either) its recommendation to the Company’s stockholders to adopt and approve the Merger Agreement or modifies or publicly proposes to modify its recommendation in a manner adverse to Oracle or Merger Sub, (2) the Company enters into, or publicly announces its intention to enter into, a written agreement relating to an acquisition proposal from a third party, or (3) the Company or any of its representatives willfully and materially breach any of it obligations under the non-solicitation provisions in the Merger Agreement;

•

the Merger Agreement is terminated by the Company because, prior to the receipt of the approval of the Company’s stockholders to adopt the Merger Agreement, the Company’s Board of Directors authorizes the Company to enter into, and the Company substantially concurrently enters into, a binding definitive agreement with a third party for a transaction constituting a superior proposal; or

•

the Merger Agreement is terminated by either the Company or Oracle because (A) either (1) the Merger is not consummated before October 16, 2008 (the “End Date”) (the End Date may be extended to July 16, 2009 in order to obtain all necessary antitrust approvals), unless the failure to complete the Merger by such date is due to the actions of the party seeking to terminate the Merger Agreement, or (2) the Company’s stockholders fail to adopt the Merger Agreement, (B) prior to either the termination of the Merger Agreement or the date of the special meeting of the Company’s stockholders, as the case may be, an acquisition proposal by a third party has been publicly announced and not publicly withdrawn, and (C) within 12 months following the date of such termination, the Company either enters into a definitive agreement with respect to, or consummates, an acquisition proposal from a third party.

In addition, if the Company has not breached its non-solicitation and antitrust obligations under the Merger Agreement (except for such breaches that are unintentional and immaterial), Oracle is required to pay the Company a termination fee in the amount of $500 million in cash in the following circumstances:

•

the Merger Agreement is terminated by either the Company or Oracle because the Merger is not consummated before the End Date and either (A) the antitrust closing conditions have not been satisfied or waived, or (B) a governmental entity has issued an order, rule or regulation relating to antitrust matters that restrains, enjoins or prohibits the consummation of the Merger; or

•

the Merger Agreement is terminated by either the Company or Oracle because either (A) a governmental entity of competent jurisdiction has issued a final and non-appealable order, decree, ruling or other action permanently enjoining, restraining or otherwise prohibiting the consummation of the Merger or (B) any law or regulation is adopted that makes the consummation of the Merger illegal or otherwise prohibited, and, in either instance, all other closing conditions of Oracle and Merger Sub have been met or waived.

Furthermore, if either the Company or Oracle terminates the Merger Agreement because of a failure to obtain the requisite approval of the Company’s stockholders upon a final vote taken at a special meeting of the Company’s stockholders (or any adjournment or postponement thereof), BEA is required to reimburse Oracle for all of its documented reasonable out-of-pocket fees and expenses (including reasonable legal and other third party advisors fees and expenses) actually incurred by Oracle and its affiliates on or prior to the termination of the Merger Agreement in an amount not to exceed $25 million. Any such required payments will be credited against any obligation that the Company may have to pay the termination fee described above.

In addition, on November 7, 2007, the Board adopted the Change in Control Severance Plan, which covers substantially all regular, full-time employees and part-time employees who are scheduled to work at least twenty hours per week, and who are not covered by individual change in control employment agreements. Under the terms of the plan, if, during the one year period following a change in control of the Company, a participant’s employment is terminated by the Company without “cause” or by the participant for “good reason,” the participant will receive (i) lump sum severance benefits, (ii) continued payment of the cost of the participant’s premiums for health continuation coverage under COBRA for a period equal to the number of months of severance pay, and (iii) immediate vesting of fifty percent of the unvested portion of each grant of the participant’s stock options, restricted stock, restricted stock units that is outstanding and unvested as of the date of termination.

Executive Summary of Financial Results

We recently completed an independent review of our equity award practices. The independent review, which commenced in August 2006, covered all grants of options and other equity awards made from January 1996 through June 2006, excluding stock options assumed as part of business combinations. The independent review was directed by the Audit Committee of our Board of Directors. Based on the results of the independent review, the Audit Committee concluded that, pursuant to APB 25 and related interpretations, the accounting measurement dates for most of the stock option grants awarded between April 11, 1997 and May 31, 2006, covering options to purchase 169.7 million shares of our common stock, differed from the measurement dates previously used for such awards. The independent review also identified situations of extended vesting and exercise privileges without requiring the grantee to provide any substantive future service, which constituted a modification of the original agreement which required remeasurement and the Company failed to remeasure and record the additional compensation costs. As a result of the revised measurement dates and extended vesting and exercise rights, BEA recorded a total of $424.0 million in additional stock-based compensation expense for the fiscal years 1998 through 2006 with related tax adjustments of $92.3 million, the restatement resulted in total net adjustments of $331.7 million for the years 1998 through 2006. This amount was net of forfeitures related to employee terminations. The additional stock-based compensation expense related to stock option grant dates was amortized over the service period relating to each option, typically four years. The extended vesting and exercise privileges were recorded at termination.

As a consequence of these adjustments, two of the three years of our audited consolidated financial statements and related disclosures for the three years ended January 31, 2007 and our consolidated statements of operations and consolidated balance sheet data for four of the five years ended January 31, 2007, included in our 2007 Form 10-K were restated. We also restated the stock-based compensation expense footnote information calculated under SFAS 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, under the disclosure-only alternatives of those pronouncements for the fiscal years 2006 and 2005.

The adjustments did not affect BEA’s previously-reported revenue, cash, cash equivalents or marketable securities balances in any of the restated periods.

Financial information included in the reports on Form 10-K, Form 10-Q and Form 8-K previously filed by BEA, and the related opinions of our independent registered public accounting firm, and all earnings press releases and similar communications issued by us, for all periods ended on or before July 31, 2006, should not be relied upon and have been superseded in their entirety by the information contained in our 2007 Form 10-K and Form 10-Q for the six and nine month periods ended July 31, 2006 and October 31, 2006, respectively.

Fiscal 2008

During fiscal 2008, total revenues increased 9.5 percent from 2007 due to an increase in services revenues (customer support and maintenance, consulting and education) of 18.7 percent offset by a decline in license revenues of 3.7 percent. The decline in license growth was due to a drop in the WebLogic product family offset by growth in the AquaLogic product family. The AquaLogic product family is comprised of products that were organically developed (e.g., AquaLogic Service Bus was introduced in August 2005) and products acquired through the purchase of Plumtree Software Inc. (“Plumtree”) in October 2005 and Fuego Inc. (“Fuego”) in February 2006. The increase in services revenue was primarily due to an increase in the customer support and maintenance revenues. Geographically, the Americas (U.S., Canada, Mexico and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”), all reported revenue growth year over year. Additionally in fiscal 2008, our international revenues benefited approximately 4 percent due to exchange rate fluctuations year on year.

In fiscal 2008, most expenses increased in absolute dollars, however declined as a percentage of revenues. In fiscal 2008, amortization expense associated with acquired intangibles declined from $38.4 million to $30.5 million due to certain intangibles becoming fully amortized during fiscal 2008. Stock-based compensation (“FAS123(R)”) expenses declined by $22.9 million to $45.5 million in total due to amortization declining related to lower stock prices which resulted in a lower fair value in fiscal 2005 compared to fiscal 2004 and less modification expense in fiscal 2008 compared to fiscal 2007. The increase in R&D was due in part to the exchange rate impact on international expenses and the decrease in third party funding associated with product development agreements. G&A increased primarily due to stock option review expenses, strategic advisor expenses associated with the impending Oracle acquisition and certain legal expenses associated with intellectual property. All other expenses primarily increased due to volume and/or the negative impact of exchange rates. Our international expenses increased by approximately 3 percent due to exchange rate fluctuations year on year.

In fiscal 2008, after BEA became current with its reporting obligations under the Securities and Exchange Act of 1934, the Company filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by BEA to holders of certain outstanding stock options granted under the Company’s Stock Plans to amend the exercise price on their outstanding options impacted by the change in measurement date. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on revised measurement dates that were identified during the Company’s independent review. As part of the tender offer, the Company paid cash of $10.8 million, including payroll taxes, in January 2008 to reimburse employees for any increase in the exercise price of their options resulting from the amendment. The impact of this payment, which was recorded during the fourth quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $7.4 million, an increase in stock-based compensation expense of $2.4 million and an increase in payroll tax expenses of $1.0 million.

In the second quarter of fiscal 2008, the Company paid off the $215.0 million outstanding balance on the $500.0 million unsecured revolving credit facility (“the credit facility”). The Company is compliant in its debt covenant disclosures.

The San Jose Land was sold in the first quarter of fiscal 2008, after evaluation of our facilities options and strategies, for $105.5 million, net of transaction costs which resulted in an insignificant gain reflected in other income and expense. The San Jose Building was purchased for $135.3 million. We recorded the sale of the San Jose Land and the purchase of the San Jose Building in the first quarter of fiscal 2008.

In fiscal 2008, the effective tax rate was 27.8 percent compared to 57.9 percent in fiscal 2007. The decline in the effective tax rate was primarily due to the fact the rate in FY07 was abnormally high due to the increase in valuation allowance. Additionally, fiscal 2008 had a greater benefit than fiscal 2007 for lower taxed earnings in foreign jurisdictions.

On January 16, 2008, BEA entered into a definitive merger agreement with Oracle Corporation. The Company plans to seek the approval of its stockholders for the proposed merger at a special meeting of stockholders to be held on April 4, 2008, and the Company has filed a preliminary proxy statement with the SEC in connection with the proposed merger.

Fiscal 2007

During fiscal 2007, revenues increased 17 percent from 2006 due to an increase of both license and services revenues. This revenue growth was due in large part to the AquaLogic product family which is comprised of products that were organically developed and products acquired through the purchase of Plumtree and Fuego. Fiscal 2007 revenues increased 17 percent compared to fiscal 2006 due to a 12 percent increase for license revenues and a 20 percent increase for services revenue (customer support and maintenance, consulting and education). The increase in services revenue was primarily due to an increase in the customer support and maintenance revenues. Geographically, the Americas (U.S., Canada, Mexico and Latin America), Europe, Middle East and Africa (“EMEA”) and Asia/Pacific (“APAC”), all reported revenue growth year over year. Additionally in fiscal 2007, our international revenues benefited approximately 1 percent due to exchange rate fluctuations year over year.

In fiscal 2007, most expenses increased in absolute dollars, as well as a percentage of revenues. In fiscal 2007, stock-based compensation expense increased significantly due to FAS 123(R) expense of $68.4 million or an increase of $47.7 million. Stock-based compensation expenses impacted all functional lines of the business. The Company also integrated the Plumtree and Fuego operations into BEA, which also impacted all functional lines of the business. In addition to the stock-based compensation expense and the integration of multiple acquisitions, sales and marketing, research and development (R&D), and general and administrative (G&A) expenses increased year over year. The increase in sales and marketing was primarily attributable to compensation and sales related expenses. The increase in R&D was due in part to the integration of acquisitions completed in the second half of fiscal 2006 and their comparison to a full year of expenses in fiscal 2007. The increase was driven by a decline in third party funding associated with product development agreements and continued investment in research and development, specifically related to the international telecommunications technology centers. G&A increased primarily due to stock option review expenses, certain legal expenses and compensation related expenses. Our international expenses, were negatively impacted by approximately 1 percent due to exchange rate fluctuations year over year.

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

In February 2006 we purchased Fuego Inc. for approximately $88.4 million. In August 2006, the Company acquired Flashline, Inc. for approximately $43.6 million. Neither Fuego or Flashline had significant pre-existing revenue streams.

In fiscal 2007, the effective tax rate was 57.9 percent compared to 34.4 percent in fiscal 2006. The increase in the effective tax rate was primarily due to the increase in non-deductible stock based compensation and the increase in the valuation allowance which was partially offset by higher benefits of low taxed foreign earnings and research credits.

Seasonality

Our first fiscal quarter license revenues are typically lower than license revenues in the immediately preceding fourth fiscal quarter because our commission plans and other sales incentives are structured for annual performance and contain bonus provisions based on annual quotas that typically are triggered in the later quarters in a fiscal year. In addition, many of our customers begin a new fiscal year on January 1 and it is common for capital expenditures to be lower in an organization’s first quarter than in its fourth quarter. We anticipate that the negative impact of seasonality on our first fiscal quarter results will continue. Our cash flows and deferred revenue balances also tend to fluctuate based in-part by the seasonality of our license business.

Due to the seasonality of license revenue, a greater than proportional amount of our customer support contracts are renewed in the fourth quarter, which leads to a significant increase in deferred customer support revenue in that quarter. The recognition of this deferred revenue occurs over the following four quarters and consequently deferred support revenue generally declines in the first three quarters of the next fiscal year. Due to the significant increase in deferred customer support revenue balance in the fourth quarter, there is a greater than proportional cash collection of the respective receivables that occurs in the fourth quarter and the first quarter of the following fiscal year. Consequently operating cash flow is seasonally strong in the fourth quarter and first quarter and weaker in the second and third quarters of a fiscal year.

Results of Operations

The following table sets forth certain line items in BEA’s consolidated statements of income as a percentage of total revenues for the fiscal years ended January 31, 2008, 2007, and 2006.

	Fiscal year ended January 31,
	2008	2007	2006
Revenues:
License fees	35.9%	40.9%	42.6%
Services	64.1	59.1	57.4

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees(1)	11.0	11.2	7.6
Cost of services(1)	30.3	32.5	31.7

Total cost of revenues	23.4	23.8	21.4

Gross margin	76.6	76.2	78.6
Operating expenses:
Sales and marketing	35.3	37.4	36.5
Research and development	15.6	16.6	15.2
General and administrative	10.5	9.9	9.1
Restructuring charges	0.1	—	0.1
Acquisition-related in-process research and development	—	0.3	0.3
Impairment of land	—	14.4	—

Total operating expenses	61.5	78.6	61.2

Income from operations	15.1	(2.4)	17.4
Interest and other, net	3.7	3.2	0.8

Income before provision for income taxes	18.8	0.8	18.2
Provision for income taxes	5.2	0.5	6.3

Net income	13.6%	0.3%	11.9%

(1)	Cost of license fees and cost of services are stated as a percentage of license fees and services revenue, respectively.

Revenues (in thousands):

	Fiscal year ended January 31,			Percentage change fiscal 2008 vs. fiscal 2007	Percentage change fiscal 2007 vs. fiscal 2006
	2008	2007	2006
Total revenues	$1,535,780	$1,402,349	$1,199,845	9.5%	16.9%

Our revenues are derived from fees for software licenses and services. Services revenues are comprised of customer support and maintenance, education and consulting. Total revenue growth from fiscal 2007 to fiscal 2008 was 9.5 percent. This was comprised of an 18.7 percent increase in services revenue and a 3.7 percent decrease in licenses due to a decline in demand for the WebLogic product family offset by an increase in demand for the AquaLogic product family. The increase in services revenues was primarily due to customer support and maintenance revenues. Additionally, our international revenues benefited approximately 4 percent due to exchange rate fluctuations year over year.

Revenue growth from fiscal 2006 to fiscal 2007 was 16.9 percent, which was comprised of a 20.4 percent increase in services and a 12.1 percent increase in licenses. The increase in services revenues was primarily due to customer support and maintenance revenues. Additionally, our international revenues benefited approximately 1 percent due to exchange rate fluctuations year over year.

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

Geographically, the contribution of the Americas (U.S., Canada, Mexico and Latin America) to total revenues decreased to 49.3 percent in fiscal 2008 compared to 53.6 percent in fiscal 2007. The Europe, Middle East and Africa (“EMEA”) contribution increased slightly to 34.2 percent in fiscal 2008 compared to 31.8 percent in fiscal 2007, and the Asia/Pacific (“APAC”) contribution increased to 16.5 percent in fiscal 2008 compared to 14.6 percent in fiscal 2007. Exchange rates positively impacted total revenues for fiscal 2008 compared to fiscal 2007. Total revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $1.481 billion, which represents a 5.6 percent increase over total revenues for the same period in the prior year versus a 9.5 percent absolute increase.

Geographically, the Americas contribution to total revenues increased to 53.6 percent in fiscal 2007 compared to 51.9 percent in fiscal 2006. The EMEA contribution declined slightly to 31.8 percent in fiscal 2007 compared to 33.1 percent in fiscal 2006 and the APAC contribution decreased to 14.6 percent in fiscal 2006 compared to 15.0 percent in fiscal 2006. Management believes the revenue acquired with the Plumtree acquisition impacted the geographic results because the majority of the revenue acquired with Plumtree was generated in the United States. Exchange rates positively impacted total revenues for fiscal 2007 compared to fiscal 2006. Total revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $1.391 billion, which represents a 16.0 percent increase over total revenues for the same period in the prior year versus a 16.9 percent absolute increase

License fees (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Percentage change fiscal 2008 vs. fiscal 2007	Percentage change fiscal 2007 vs. fiscal 2006
License fees	$552,022	$573,470	$511,549	(3.7%)	12.1%

Management believes license revenue declined from fiscal 2007 to fiscal 2008 due to less demand for the WebLogic family of products offset by an increase in demand for AquaLogic. The AquaLogic product family is comprised of products that were organically developed and products acquired from Plumtree and Fuego. The AquaLogic product family contributed approximately 26 percent of revenues for fiscal 2008 compared to approximately 20 percent for fiscal 2007. Due primarily to the structure of our multi-product enterprise license agreements, our break down of product family license revenue is based on estimated demand at the time the order is placed, not necessarily on actual deployment. Exchange rates positively impacted license revenues for fiscal 2008 compared to fiscal 2007. In fiscal 2008, license revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $531.6 million, which represents a 7.3 percent decline over license revenues for the same period in the prior year, versus a 3.7 percent absolute decline.

Quarterly revenue contribution from transactions with license fees greater than $1 million has ranged from approximately 19 percent to 39 percent for fiscal 2008. Transactions greater than $1 million constitute a significant portion of total license revenues and management believes these transactions have an inherent volatility related to their timing and size, which increases the risk that reported results may differ from expected results.

Management believes the increase in license revenues from fiscal 2006 to fiscal 2007 was due to improved demand for our core WebLogic product family and market acceptance of the new AquaLogic product family. Quarterly revenue contribution from transactions with license fees greater than $1 million was within the range of 23 percent to 39 percent for fiscal 2007. In fiscal 2007, license revenues when translated at constant exchange rates from the same period in the prior year would have been approximately $567.9 million, which represents an 11.0 percent increase over license revenues for the same period in the prior year, versus a 12.1 percent absolute increase.

In addition to the transactions with license fees greater than $1 million, we have a significant number of small and midsize transactions. Our business model generally begins with smaller transactions being seeded into our customers with a goal that these customers will enter into larger, more significant transactions over time.

Services revenue

The following table provides a summary of services revenue (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Percentage change fiscal 2008 vs. fiscal 2007	Percentage change fiscal 2007 vs. fiscal 2006
Consulting and education revenues	$210,030	$175,665	$145,572	19.6%	20.7%
Customer support and maintenance revenues	773,728	653,214	542,724	18.4	20.4

Total services revenue	$983,758	$828,879	$688,296	18.7%	20.4%

Consulting and education revenues consist of professional services related to the deployment and use of our software products. These arrangements are generally structured on a time and materials basis and revenues are recognized as services are performed. Customer support and maintenance revenues consist of fees for annual maintenance contracts, typically priced as a percentage of the license fee, and recognized ratably over the term of the agreement (generally one year). Total services revenues for fiscal 2008 and fiscal 2007 were positively impacted by the fluctuation in exchange rates. Total services revenues for fiscal 2008, when translated at a constant exchange rate from the same period in the prior year, would have been $949.5 million, an increase of 14.6 percent over the same period in fiscal 2007 versus an absolute increase of 18.7 percent. Total services revenues for fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $823.3 million, an increase of 19.6 percent over the same period in fiscal 2006 versus an absolute increase of 20.4 percent.

The $120.5 million and $110.5 million increase in customer support and maintenance revenues for fiscal 2008 and fiscal 2007 was driven primarily by maintenance renewals on our existing installed base of software licenses, including in fiscal 2008 the Plumtree installed base renewals that were written down as part of acquisition accounting and are now being recognized at their gross value, as well as maintenance contracts sold together with sales of software licenses.

The increase in consulting and education revenues for fiscal 2008 compared to fiscal 2007 was primarily due to BEA’s core product families, WebLogic and Tuxedo. The increase in consulting and education revenues for fiscal 2007 compared to fiscal 2006 was due to a 25.4 percent increase in consulting services primarily related to providing services associated with products acquired from Plumtree and Fuego.

Revenues by Geographic Region

The following tables provide a summary of revenues by geographic region (in thousands):

	Fiscal 2008	Fiscal 2008 (percentage of consolidated total revenues)	Fiscal 2007	Fiscal 2007 (percentage of consolidated total revenues)	Fiscal 2006	Fiscal 2006 (percentage of consolidated total revenues)
Americas	$756,834	49.3%	$752,082	53.6%	$622,624	51.9%
EMEA	525,377	34.2	446,464	31.8	397,815	33.1
APAC	253,569	16.5	203,803	14.6	179,406	15.0

Total revenues	$1,535,780	100.0%	$1,402,349	100.0%	$1,199,845	100.0%

For each of the twelve fiscal quarters included in the three fiscal years ended January 31, 2008, international revenues as a percentage of total revenues have ranged between 30 percent to 36 percent for EMEA and 14 percent to 18 percent for APAC. These ranges are expected to continue to fluctuate in the future depending upon regional economic conditions, foreign currency exchange rates, and other factors.

In fiscal 2008, the percentage of total revenue contribution from the Americas declined to 49.3 percent from 53.6 percent when compared to the prior year. The decrease in the Americas revenue for fiscal 2008 compared to fiscal 2007 was comprised of a 21.0 percent decrease in license revenue offset by a 14.9 percent increase in services revenue. The increase in Americas services revenue was due to increases in customer support and maintenance revenues and consulting and education revenues of 16.5 percent and 9.7 percent, respectively. In fiscal 2007, the percentage of total revenue contribution from the Americas increased to 53.6 percent from 51.9 percent when compared to the prior year. The Americas revenue contribution was positively impacted by the Plumtree acquisition since the revenues from the products were generated primarily in the United States. The increase in the Americas revenue for fiscal 2007 compared to fiscal 2006 was comprised of a 14.9 percent increase in license revenue and a 25.1 percent increase in services revenue. The increase in Americas services revenue was due to increases in customer support and maintenance revenues and consulting and education revenues of 22.4 percent and 34.4 percent, respectively.

In fiscal 2008, the percentage of total revenue contribution from EMEA increased to 34.2 percent from 31.8 percent when compared to the prior year. EMEA’s revenues increased by $78.9 million from fiscal 2007 to fiscal 2008 due to growth in license revenues of 7.4 percent and growth in the services business of 24.3 percent. Customer support and maintenance revenues increased 20.5 percent year over year across the region. Consulting and education increased 39.2 percent for the region; with one country increasing significantly due to a non-recurring project recognized primarily in fiscal 2008. Total EMEA revenues for fiscal 2008, when translated at a constant exchange rate from the same period in the prior year, would have been $482.8 million. This represents a constant currency increase of 8.1 percent over the same period in fiscal 2007 versus an absolute increase of 17.7 percent.

In fiscal 2007, the percentage of total revenue contribution from EMEA declined to 31.8 percent from 33.1 percent when compared to the prior year. The percentage decline in EMEA’s contribution was primarily impacted by the products acquired from Plumtree whose revenues were generated in the United States. EMEA’s revenues increased by $48.6 million from fiscal 2006 to fiscal 2007 due to growth in license revenues of 11.5 percent and growth in the services business of 12.7 percent. Customer support and maintenance revenues increased 15.9 percent year over year across the region. Consulting and education increased slightly for the region, however there was one country where it declined significantly due to a non-recurring project recognized in fiscal 2006. Our revenues in EMEA in fiscal 2007 were positively impacted by a fluctuation in exchange rates. Total EMEA revenues for fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $436.9 million. This represents a constant currency increase of 9.8 percent over the same period in fiscal 2006 versus an absolute increase of 12.2 percent.

In fiscal 2008, the percentage of total revenue contribution from APAC increased to 16.5 percent from 14.6 percent when compared to the prior year. APAC’s revenues increased by $49.8 million when comparing fiscal 2008 to fiscal 2007 and the increase was due to growth in all revenue streams. License revenues increased 28.8 percent and services revenue increased 20.3 percent, which also included a 21.0 percent increase in the customer support and maintenance revenues across the region. Total revenues increased in all countries. Total APAC revenues for fiscal 2008, when translated at a constant exchange rate from the same period in the prior year, would have been $246.9 million, a increase of 21.1 percent over the same period in fiscal 2007 versus an absolute increase of 24.4 percent.

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

Deferred revenue and backlog

The following table sets forth the components of deferred revenue (in thousands):

	January 31
	2008	2007
License fees	$4,878	$13,797
Services	472,107	435,485

Total deferred revenue	$476,985	$449,282

Management does not believe that backlog as of any particular date is a reliable indicator of future performance. The concept of backlog is not defined in the accounting literature, making comparisons with other companies difficult and potentially misleading. BEA typically receives and fulfills most of the orders within the quarter and a substantial portion of the orders, particularly the larger transactions, are usually received in the last month of each fiscal quarter, with a concentration of such orders in the final week of the quarter. Although it is generally our practice to promptly ship product upon receipt of properly finalized orders, BEA frequently has license orders that have not shipped or have otherwise not met all the required criteria for revenue recognition. In some of these cases, BEA exercises discretion over the timing of product shipments, which affects the timing of revenue recognition for software license orders. In those cases, BEA considers a number of factors, including: the effect of the related license revenue on our business plan; the delivery dates requested by customers and resellers; the amount of software license orders received in the quarter; the amount of software license orders shipped in the quarter; the degree to which software license orders received are concentrated at the end of the quarter; and our operational capacity to fulfill software license orders at the end of the quarter. Although the amount of such license orders may vary, management generally does not believe that the amount, if any, of such license product orders at the end of a particular quarter is a reliable indicator of future performance because, as noted above, such a large portion of the revenue is concentrated at the end of the quarter. The discretion noted above is primarily applied to license orders received in the U.S.

Deferred revenue, as of January 31, 2008, was comprised of (1) unexpired customer support contracts of $448 million, (2) undelivered consulting and education orders of $24 million and (3) license orders that have shipped but have not met revenue recognition requirements of $5 million. Off balance sheet backlog was comprised of services orders received and not delivered of $46 million and license orders received but not shipped of $35 million. At January 31, 2008, our aggregate backlog (deferred revenue and off balance sheet backlog) was $558 million of which $477 million is included on our balance sheet as deferred revenue.

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

Cost of Revenues

The following table provides a summary of cost of revenues (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Percentage change fiscal 2008 vs. fiscal 2007	Percentage change fiscal 2007 vs. fiscal 2006
Cost of license fees	$60,969	$64,221	$38,778	(5.1)%	65.6%
Cost of services	297,721	269,105	218,434	10.6%	23.2

Total cost of revenues	$358,690	$333,326	$257,212	7.6%	29.6%

Cost of License Fees. Cost of license fees, as referenced in the table above, includes:

•	the amortization of certain acquired intangible assets including amortization of purchased technology, non-compete agreements, patents, trademarks and distribution rights;

•	direct costs and fees paid to third-party contractors in connection with our customer license compliance program;

•	royalties and license fees paid to third parties based on a per copy fee or a prepaid fee amortized straight-line over the contractual period; and

•	costs associated with transferring our software to electronic media; the printing of user manuals; and packaging, distribution and localization costs.

Cost of license fees were 11.0 percent, 11.2 percent and 7.6 percent of license revenues for fiscal 2008, 2007 and 2006, respectively. The decrease in the cost of license fees as a percentage of license revenues for fiscal 2008 compared to fiscal 2007 was due primarily to a decrease of approximately $8.1 million in amortization expense associated with acquired intangibles offset by an increase of $3.5 million in royalties and license fees paid to third parties. Management believes that cost of license fees may continue to increase in absolute dollars in fiscal 2009 due to expansion of the customer license compliance program as well as royalty expenses associated with our new product lines and the respective mix of products sold quarterly.

Amortization expense of $30.5 million was recorded for fiscal 2008 associated with intangible assets. The decrease in amortization expense in fiscal 2008 as compared to fiscal 2007 is mainly due to certain acquisitions becoming fully amortized in fiscal 2008.

Amortization expense of $38.4 million was recorded for fiscal 2007. The increase in fiscal 2007 versus fiscal 2006 amortization expense resulted from the completion of five acquisitions in the second half of fiscal 2006 and early fiscal 2007. The increase in amortization expense is mainly due to the amortization of the Plumtree, Fuego and Flashline acquisitions.

Future amortization expense over each of the next five years is currently expected to total approximately $16.8 million, $12.0 million, $7.6 million, $1.8 million and zero for year five. We periodically review the estimated remaining useful lives of our intangible assets. A reduction in our estimate of remaining useful lives, if any, could result in increased amortization expense in future periods.

Cost of Services. Cost of services, consists primarily of salaries and benefits for consulting, education, and product support personnel; cost of third party delivered education and consulting revenues; amortization expense associated with acquired intangibles; and infrastructure expenses in information technology and facilities for the operation of the services organization. Cost of services was 30.3 percent of services revenues in fiscal 2008 compared to 32.5 percent of services revenues in fiscal 2007. The 2.2 percent decrease in cost of services as a percent of services revenues was due to improved margins on customer support and maintenance as well as consulting and education services and a decline in share-based compensation expense associated with of FAS 123(R).

Cost of services in fiscal 2008 was impacted by a fluctuation in exchange rates. Total cost of services for fiscal 2008, when translated at a constant exchange rate from the same period in the prior year, would have been $288.0 million, an increase of 7.0 percent over the same period in fiscal 2007 versus an absolute increase of 10.6 percent.

Cost of services was 32.5 percent of services revenues in fiscal 2007 compared to 31.7 percent of services revenues in fiscal 2006. The 0.8 percent increase in cost of services as a percent of services revenues was primarily due to share-based compensation expense associated with the implementation of FAS 123(R) and an increase in amortization expense related to acquired intangibles. These increases were offset by improved margins associated with the acquired services business of Plumtree and Fuego. Total headcount at the end of the period increased 62 people year over year.

Cost of services in fiscal 2007 was impacted by a fluctuation in exchange rates. Total cost of services for fiscal 2007, when translated at a constant exchange rate from the same period in the prior year, would have been $263.1 million, an increase of 20.8 percent over the same period in fiscal 2006 versus an absolute increase of 23.2 percent.

Operating Expenses

Sales and Marketing (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Percentage change fiscal 2008 vs. fiscal 2007	Percentage change fiscal 2007 vs. fiscal 2006
Sales and marketing expenses	$542,124	$524,970	$437,769	3.3%	19.9%

Sales and marketing expenses include salaries, benefits, sales commissions, travel, certain information technology and facility costs for our sales and marketing personnel. These expenses also include programs aimed at increasing revenues, such as advertising, public relations, trade shows and user conferences. The increase in expenses from fiscal 2008 compared to fiscal 2007 was due to compensation and sales related expenses. Sales and marketing expenses increased $17.2 million due to an increase of 21.3 million for salary and benefits and an increase of $4.9 million in sales-related expenses offset by a reduction of $9.9 million in FAS 123(R) share-based compensation expense. Sales and marketing expenses in fiscal 2008 were adversely impacted by a fluctuation in exchange rates. Sales and marketing expenses for fiscal 2008, when translated at a constant exchange rate from the same period in the prior year, would have been $524.1 million, virtually flat when compared to the same period in fiscal 2007 versus an absolute increase of 3.3 percent.

The increase in expenses from fiscal 2007 compared to fiscal 2006 was primarily due to compensation-related expenses. Compensation-related expenses increased $63.7 million due to an increase of $46.3 million for salary and benefits related to an increase of 154 headcount and an increase of $17.4 million in share based compensation related to the implementation of FAS 123(R) and incremental share-based compensation related to modifications. In fiscal 2007, sales and marketing expenses were adversely impacted by foreign exchange rates. In the fiscal year ended January 31, 2007, sales and marketing expenses of $525.0 million when translated at constant exchange rates from the same period in the prior year would have been approximately $520.0 million. This represents an 18.8 percent increase over costs of services of $437.8 million for the same period in the prior year.

Research and Development (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Percentage change fiscal 2008 vs. fiscal 2007	Percentage change fiscal 2007 vs. fiscal 2006
Research and development expenses	$240,130	$232,960	$182,234	3.1%	27.8%

Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development, certain information technology and facilities expenses. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred. Research and development expenses as a percentage of total revenues was 15.6 percent, 16.6 percent and 15.2 percent in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The decrease as a percentage of total revenues for fiscal 2008 compared to fiscal 2007 was due the fact that total revenues increased more than total research and development expenses. In fiscal 2007 research and development expenses increased 1.4 percent from 15.2 percent in fiscal 2006. The increase in research and development expenses was due in part to the integration of acquisitions completed in the second half of fiscal 2006 and the related full year of expenses, a decline in third party funding associated with product development agreements and continued investment in research and development, specifically related to the international telecommunications technology centers.

Research and development expenses increased by $7.2 million in fiscal 2008 as compared to fiscal 2007. As of January 31, 2008, research and development was comprised of 1,204 employees, 685 were located in the United States and 519 were located outside of the United States. The $7.2 million increase in research and development expenses in fiscal 2008 compared to fiscal 2007 was primarily composed of salary and benefits and a reduction in third party funding related to development agreements which offsets research and development expense on a quarterly basis as discussed below. Salary and benefits expense increased $12.8 million offset by declines in stock-based compensation of $6.1 million and acquisition related deferred compensation of $3.3 million. Third party funding declined $3.1 million from fiscal 2007 due to the renegotiation of the main contract in early fiscal 2007. Research and development expenses in fiscal 2008 were adversely impacted by a fluctuation in exchange rates. Research and development expenses for fiscal 2008, when translated at a constant exchange rate from the same period in the prior year, would have been $237.2 million, an increase of 1.8 percent compared to the same period in fiscal 2007 versus an absolute increase of 3.1 percent.

Research and development expenses increased by $50.7 million in fiscal 2007 as compared to fiscal 2006. This increase was driven by both organic new product development as well as acquired product development teams from six acquisitions over the past 18 months ( M7, ConnecTerra, Plumtree, SolarMetric, Fuego and Flashline). As of January 31, 2007, research and development was comprised of 1,248 employees, 175 of whom were obtained through the 6 acquisitions during the course of the fiscal 2006 and fiscal 2007. Of the 1,248 employees, 790 were located in the United States and 458 were located outside of the United States. The $50.7 million increase in research and development expenses in fiscal 2007 compared to fiscal 2006 was primarily composed of; (1) salary and benefits expense of $26.4 million related to the increase of 170 people (through acquisition and organic growth), (2) share-based compensation expense associated with the implementation of FAS 123(R) of $12.1 million, (3) acquisition related deferred compensation of $3.3 million, and (4) a reduction of $5.3 million of third party funding related to development agreements, which offsets research and development expense on a quarterly basis as discussed below. Research and development expenses were not significantly impacted by foreign exchange rates in fiscal 2007.

We have entered into product development agreements with third parties to develop ports and integration tools, for which the third parties provide expense reimbursement. In addition, we have one product development arrangement with a third party to co-develop a product of mutual interest, for which the third party has historically provided expense reimbursement for certain product development and marketing expenses. This product development arrangement expired at the end of fiscal 2008. Historically, the funding received from these arrangements was non-refundable and was recorded as a reduction of certain research and development and marketing expenses. In fiscal 2008, we received $1.4 million of third party reimbursement, $0.2 million of which is related to the development of ports and integration tools, $1.1 million related to product development expenses and $0.1 million related to certain marketing expenses. In fiscal 2007, we received $4.4 million of third party reimbursement, $1.6 million of which related to the development of ports and integration tools and $2.8 million related to product development expenses. In fiscal 2006, we received $10.3 million of third party reimbursement, of which $1.6 million related to the development of ports and integration tools, $8.1 million related to product development expenses and $0.6 million related to certain marketing expenses. For fiscal 2009, we do not expect to receive significant funding for product development since the arrangement expired.

General and Administrative (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006	Percentage change fiscal 2008 vs. fiscal 2007	Percentage change fiscal 2007 vs. fiscal 2006
General and administrative expenses	$161,814	$138,255	$108,660	17.0%	27.2%

General and administrative expenses increased $23.6 million for fiscal 2008 compared to fiscal 2007 due to $7.9 million of expenses associated with the Company’s internal stock option review (i.e., legal, consulting expenses and stock option modification expenses), $11.8 million related to strategic advisors for the pending Oracle acquisition and $2.8 million of legal expenses associated with intellectual property. General and administrative expenses in fiscal 2008 were adversely impacted by a fluctuation in exchange rates. General and administrative expenses for fiscal 2008, when translated at a constant exchange rate from the same period in the prior year, would have been $159.4 million, an increase of 15.3 percent compared to the same period in fiscal 2007 versus an absolute increase of 17.0 percent.

General and administrative expenses increased $29.6 million for fiscal 2007 compared to fiscal 2006 due to $10.8 million of share-based compensation expense associated with the implementation of FAS 123(R), $2.8 million of acquisition-related deferred compensation, $14.5 million in labor expenses due in part to the Plumtree and Fuego acquisitions, $7.3 million of expenses associated with the Company’s internal stock option review (i.e., legal, consulting and stock option modification expenses) and offset by a $4.5 million decline in legal expenses related to intellectual property litigation. General and administrative expenses were not significantly impacted by foreign exchange rates in fiscal 2007.

Other Charges

Facilities Consolidation. During fiscal 2002, we approved a plan to consolidate certain facilities in regions including the United States, Canada and Germany. A facilities consolidation charge of $20.0 million was recorded using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2006, fiscal 2007 and fiscal 2008, an additional $0.8 million, $0.5 million and $0.7 million was accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

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

In fiscal 2008, the company occupied new office space in San Francisco and vacated the three existing San Francisco offices locations and incurred a facilities consolidation charge of $2.5 million related to future lease commitments. Two of the three existing office leases expired in fiscal 2008 and the remaining one expires in fiscal 2009.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third-party real estate industry sources. As of January 31, 2008, $6.8 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. As of January 31, 2008, $2.9 million is classified as short term and the remaining $3.9 million is classified in other long term obligations. As of January 31, 2007, $2.3 million is classified as short term and the remaining $5.0 million is classified in other long term obligations. If actual circumstances prove to be materially different than the amounts management has estimated, our total charges for these vacant facilities could be significantly higher. If we were unable to receive any of our estimated but uncommitted sublease income in the future, the additional charge would be approximately $1.0 million. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances.

We do not expect the future payments to have a significant impact on our liquidity due to our strong cash position ($1.5 billion of cash, cash equivalents and short term investments at January 31, 2008).

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2006	$9,681
Additional charges accrued during fiscal 2007 included in operating expenses	454
Cash payments during fiscal 2007	(2,011)

Accrued at January 31, 2007	8,124
Additional charges accrued during fiscal 2008 included in operating expenses	2,518
Change in facility accrual assumptions during fiscal 2008	(748)
Cash payments during fiscal 2008	(3,102)

Accrued at January 31, 2008	$6,792

Acquisition-related in-process research and development. In-process research and development (“IPR&D”) represents incomplete research and development projects that had not reached technological feasibility and had no alternative future use at the date the assessment was made in conjunction with the acquisition and consequently was written off in the fiscal year ended January 31, 2007. The value assigned to IPR&D was determined by considering the importance of the project to the overall development plan, estimating cost to develop the acquisition related IPR&D into commercially viable products, estimating the resulting net cash flows from the project when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D project.

Impairment of Land. As of January 31, 2007, we determined that there was a more likely than not chance that the San Jose Land would be disposed of within the next 12 months. We completed an impairment review in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and we concluded that a $201.6 million write-down of the San Jose Land was required, reducing the value of that land to a new carrying value of $105.0 million. The San Jose Land was subsequently sold in fiscal 2008 for $105.5 million, net of transaction costs.

Interest and Other, Net

The following table provides a summary of the items included in interest and other, net (in thousands):

	Fiscal 2008	Fiscal 2007	Fiscal 2006
Interest expense	$(5,325)	$(22,623)	$(32,072)
Gain on retirement of convertible subordinated notes	—	818	667
Net gains on sale of equity investments	1,132	11,074	—
Foreign exchange gain (loss)	689	(171)	(1,449)
Interest income and other, net	60,735	55,219	42,443

Total interest and other, net	$57,231	$44,317	$9,589

Interest expense is a function of the outstanding balance of our convertible debt and the $215.0 million of notes payable (“credit facility”). The decline in interest expense for fiscal 2008 compared to fiscal 2007 of $17.3 million correlates to the payoff of the convertible debt in late fiscal 2007 and the payoff of the credit facility in the middle of fiscal 2008. The decline in interest expense for fiscal 2007 compared to fiscal 2006 correlates with the repurchase of approximately $295 million in face value of convertible subordinated notes in fiscal 2006 and fiscal 2007 as well as the full payoff of the convertible notes in December 2006. The reduction of interest expense in fiscal 2007 was partially offset by the increase in the interest rates related to notes payable.

Interest income and other, net increased $5.5 million for fiscal 2008 compared to fiscal 2007. The increase for fiscal 2008 was primarily due to improved yields on our cash, cash equivalents and short-term investment balances. The increase in interest income and other, net, from fiscal 2006 to fiscal 2007 of $14.8 million was due to improved yields on our cash, cash equivalents and short-term investment balances throughout the year.

In addition in fiscal 2008, we recorded net gains on the disposition of minority interests in strategic equity investments of approximately $1.1 million. In fiscal 2007, we recorded net gains on the disposition of minority interests in strategic equity investments of approximately $11.1 million, a net gain on the retirement of the convertible subordinated notes of $0.8 million and a write-off of debt issuance costs of approximately $0.8 million.

Foreign exchange gain (loss) fluctuates as a result of changes in foreign currency denominated monetary assets and liabilities net of changes in foreign exchange forward hedge contracts.

Provision for Income Taxes

We have provided for income tax expense of $80.3 million, $6.2 million and $75.0 million for fiscal 2008, 2007 and 2006, respectively. Our effective income tax rates were 27.8, 57.9 and 34.4 percent for fiscal 2008, 2007 and 2006, respectively. Our effective income tax rate for fiscal 2008 differed from the U.S. federal statutory rate of 35 percent primarily due to the benefits of lower taxed foreign earnings, and benefits from the resolution of certain tax audits and the lapse of the statutes of limitations with respect to certain foreign tax years, partially offset by the tax impact of FAS 123(R). Our effective income tax rate for fiscal 2007 differed from the U.S. federal statutory rate primarily due to the tax impact of FAS 123(R), the impact of non-deductible in-process research and development related to the Fuego and Flashline acquisitions, and an increase in the valuation allowance, partially offset by benefits of lower taxed foreign earnings. Our effective tax rate for fiscal 2006 differed from the U.S. federal statutory rate primarily due to the benefits of lower taxed foreign earnings and valuation allowance, partially offset by the expense of the distribution under the Jobs Act.

Under Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“FAS 109”), deferred tax assets and liabilities are determined based on the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $211.6 million are realizable based on the “more likely than not” standard required for recognition. Accordingly, during fiscal 2008 we reduced the valuation allowance to recognize such net deferred assets. We intend to continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FAS 109, Accounting for Income Taxes” (“FIN 48”), to create a single model to address accounting for uncertainty of tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of February 1, 2007, as required. The cumulative effect of adopting FIN 48 was an increase in tax liabilities of $9.9 million and a decrease to the opening balance of retained earnings.

As of January 31, 2008, the total amount of gross unrecognized tax benefits was $149.8 million. Included in this balance were approximately $75.0 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. The change in the gross unrecognized tax benefits increased by approximately net $10 million for the twelve months ended January 31, 2008.

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

Net cash provided by operating activities was $366.7 million for the year ended January 31, 2008. Net cash provided by operations was $204.4 million for the year ended January 31, 2007. The cash provided by operating activities was due to our net income adjusted by:

•

Non-cash adjustments of $96.0 million and $222.3 million for the year ended January 31, 2008 and 2007, respectively. The charges were primarily related to land impairment, the reclassification of excess tax benefits from exercise of stock options, stock based compensation and stock option modification expense, acquired intangibles amortization, depreciation, accretion on investment balances, and write offs of in-process research and development.

•

Non-cash charges for the year ended January 31, 2008 included $53.6 million of depreciation, acquired intangible asset amortization expense and impairment expense and $46.2 million of stock based compensation and stock modification expense. The impairment expense was 7 percent of the $53.6 million and was associated with a small acquisition made in fiscal 2006 and written off in fiscal 2008. Offsets included a reclassification to financing activities of $12.8 million from the cumulative excess tax benefits associated with stock option deductions and gains of $1.1 million related to sales of minority interest in equity investments.

•

Non-cash charges for the year ended January 31, 2007 included $201.6 million of land impairment charges associated with the 40 acres of land located adjacent to our current headquarters in San Jose, CA., $61.7 million of depreciation and acquired intangible amortization expense, $68.4 million of stock based compensation and $4.4 million of write-offs of in-process research and development costs. Offsets included a reclassification to financing activities of $106.0 million from the cumulative excess tax benefits associated with stock option deductions in accordance with the implementation of FAS 123(R) and gains of $11.1 million related to gains on sales of minority interest in equity investments. The reclassification of $106.0 million of excess tax benefits from stock option deductions was primarily the result of releasing valuation allowances on related deferred tax assets in the fourth quarter of fiscal 2007.

•

Changes in operating assets and liabilities resulting in a net increase of $62.5 million for the year ended January 31, 2008. Changes in operating assets and liabilities resulted in a net decrease of $22.5 million for the year ended January 31, 2007. The changes were generated in the normal course of business. These changes are highlighted as follows:

•

Net cash increases during the year ended January 31, 2008 are primarily attributable to increases in accounts receivable of $1.1 million, increases in other current and long-term assets of $65.1 million primarily related to deferred and refundable taxes, increases in accrued liabilities of $40.7 million and $13.4 million change in other working capital components (principally the non-cash effects of exchange rates on other working capital items). These were offset by increases in deferred revenues of $27.7 million and long-term tax liabilities of $151.8 million.

•

Net cash decreases during the year ended January 31, 2007 are primarily attributable to increases in accounts receivable of $59.7 million, increases in deferred tax assets of $65.8 million, and a $16.9 million change in other working capital components (principally the non-cash effects of exchange rates on other working capital items). These were partially offset by increases in deferred revenues of $68.0 million, increases in accounts payable and accrued liabilities of $47.8 million and a decrease in other current assets of $4.2 million.

Investing Activities

Net cash used in investing activities was $175.6 million for the year ended January 31, 2008. Net cash used in investing activities was $115.1 million for the year ended January 31, 2007. Investing activities included purchases, sales and maturities of available-for-sale securities, purchase of the San Jose Building, sale of the San Jose land, capital expenditures, proceeds from the sale of minority equity investments, changes in restricted cash requirements and acquisitions.

•

Net cash used in investing activities for the year ended January 31, 2008 was primarily comprised of $135.3 million of cash used to purchase the San Jose Building and $39.1 million of additional capital expenditures offset by $105.6 million associated with the proceeds of the sale of the San Jose Land. In addition, BEA had proceeds from maturities and sales of available-for-sale investments of $452.1 million, offset by purchases of available-for-sale investments of $559.4 million.

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

Financing Activities

Net cash used in financing activities for the year ended January 31, 2008 was $85.3 million. Net cash used in financing activities for the year ended January 31, 2007 was $263.1 million. Financing activities included repurchases and retirement of the convertible subordinated notes, repayment of the credit facility, excess tax benefits from stock-based payment arrangements, and net proceeds received for employee stock purchases.

•

Net cash used in financing activities for the year ended January 31, 2008 was primarily comprised of the repayment of the credit facility of $215.0 million, partially offset by $116.9 million in net proceeds from employee stock purchases and $12.8 million in cumulative excess tax benefits from exercise of stock options that were reclassified as a financing activity from operating activities under FAS 123(R).

•

Net cash used in financing activities for the year ended January 31, 2007 was primarily comprised of the repurchase and retirement of our convertible subordinated notes of $463.8 million, partially offset by $94.7 million in net proceeds from employee stock purchases and $106.0 million in cumulative excess tax benefits from exercise of stock options that were reclassified as a financing activity from operating activities under FAS 123(R), which resulted from the release of valuation allowances on related deferred tax assets in the fourth quarter of fiscal 2007.

Liquidity

Our principal source of liquidity is our cash, cash equivalents and short and long-term investments, as well as the cash flow that we generate from our operations. Our liquidity could be negatively impacted by any trends that result in a reduction in demand for our products or services. We believe that our existing cash, cash equivalents, short and long-term investments and cash generated from operations, if any, will be sufficient to satisfy our currently anticipated cash requirements through January 31, 2009. However, we may make acquisitions of license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions or licenses. There can be no assurance that additional financing will be available at all or on terms favorable to us.

	Fiscal 2008	Fiscal 2007	Percentage change fiscal 2008 vs. fiscal 2007
Cash and cash equivalents	$993,685	$867,294	14.6%
Short term investments	508,070	313,941	61.8
Long term investments	17,475	93,528	(81.3)

Total cash, cash equivalents and investments	1,519,230	1,274,763	19.2

Credit Facility or long term debt facility	$—	$215,000	N/M %

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

Loans under the Credit Facility accrue interest at the election of the company at the prime rate or the London Interbank Offering Rate (“LIBOR”) plus a margin based on our leverage ratio, determined quarterly. Interest payments are made in cash at intervals ranging from one to three months, as elected by the Company. Principal, together with accrued interest, is due on the maturity date of July 31, 2011. The Credit Facility requires the Company to comply with interest, leverage and liquidity covenants. It contains other standard affirmative and negative covenants and conditions of default. At January 31, 2008, BEA was in compliance with these covenants.

As a result of the sale of land, the Company incurred a tax loss for the year ended January 31. 2008. This loss is expected to be carried back for federal income tax purposes resulting in a refund due to the Company of approximately $16.5 million including the recovery of current year overpayments of tax with the filing of the current year tax return. The loss will be carried forward for state tax purposes. Since the Company has utilized its net operating losses for federal tax purposes, it is expected that the Company will be required to pay federal taxes commensurate with future US earnings.

Restricted cash represents collateral for our letters of credit. Short term restricted cash correlates with letters of credit that expire within one year.

The following table of contractual obligations as of January 31, 2008 is as follows (in thousands):

Contractual Obligations	Total payments due	Fiscal 2009	Fiscal 2010 and 2011	Fiscal 2012 and 2013	Fiscal 2014 and thereafter
Other obligations*	$23,166	$19,076	$4,021	$69	$—
Operating leases	191,737	54,187	73,902	37,757	25,891
Capital lease	1,230	189	378	379	284

Total contractual obligations	$216,133	$73,452	$78,301	$38,205	$26,175

*	Other obligations in the table above does not include approximately $151.7 million of long-term tax liabilities recorded in accordance with FIN 48 due to the fact that we are unable to estimate the timing of these future payments.

The above table excludes obligations related to accounts payable, accrued liabilities incurred in the ordinary course of business.

We do not have significant commitments under lines of credit, standby lines of credit, guarantees, standby repurchase obligations or other such arrangements.

In September 2001, March 2003, May 2004, March 2005 and May 2007, the Board of Directors approved stock repurchases that in aggregate equaled $1.1 billion of our common stock under a share repurchase program (the “Share Repurchase Program”). Prior to fiscal 2006, an aggregate of 35.5 million shares were repurchased at a total cost of $284.6 million. In fiscal 2006, 22.5 million shares were repurchased at a total cost of $193.7 million. There were no shares repurchased in fiscal 2007 or fiscal 2008, leaving approximately $621.7 million available for repurchase at January 31, 2008 under the Share Repurchase Program.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of January 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance sheet financing. As of January 31, 2008, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2008 and 2017. Rent expense under operating leases for fiscal 2008, fiscal 2007, and fiscal 2006 was $45.2 million, $44.8 million and $40.4 million, respectively. Future minimum lease payments under our operating leases as of January 31, 2008 are detailed previously in the minimum contractual obligations table above.

Critical Accounting Policies and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States, which require us to make estimates and judgments that significantly affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate these estimates, and believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving our judgments and estimates: revenue recognition, allowance for doubtful accounts, income taxes, facilities consolidation charges, intangible assets and goodwill, impairment of long-lived assets and business combinations. We base these estimates and judgments on historical experience and on assumptions that are believed by management to be reasonable under the circumstances. Actual results may differ from these estimates, which may impact the carrying values of assets and liabilities.

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

Allowance for Doubtful Accounts. We make judgments as to our ability to collect outstanding receivables and record allowances when collection becomes doubtful due to liquidity and non-liquidity concerns. The allowance includes both (1) an estimate for uncollectible receivables due to customers’ liquidity concerns and (2) an estimate for uncollectible receivables due to non-liquidity types of concerns. These estimates are based on assessing the credit worthiness of our customers based on multiple sources of information and analysis of such factors as our historical collection experience, collection experience within our industry, industry and geographic concentrations of credit risk, and current economic trends. The allowance charges associated with non-liquidity concerns are recorded as reductions to revenue and allowance charges associated with liquidity concerns are recorded as general and administrative expenses. This assessment requires significant judgment. If the financial condition of our customers were to worsen, additional allowances may be required; resulting in future operating losses that are not included in the allowance for doubtful accounts at January 31, 2008. To date, our actual losses have been within our expectations.

Income Taxes. Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $211.6 million are realizable based on the “more likely than not” standard required for recognition. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Company reports liabilities for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken into account on a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Facilities Consolidation Charges. In fiscal 2002, fiscal 2005 and fiscal 2008, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and would be revised if estimated future vacancy rates and sublease rates varied from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2008. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of income in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2008, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $7.8 million, which exceeds the accrued balance at January 31, 2008 by $1.0 million.

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

Related Party Transactions

Common Board Members or Executive Officers

We occasionally sell software products or services to companies that have board members or executive officers who are also on our Board of Directors. The total revenues recognized by us from such customers in fiscal 2008, fiscal 2007 and fiscal 2006 were not significant.

Effect of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal 2009. We are currently assessing the impact that FAS 159 may have on our results of operations and financial position.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect EITF 07-3 to have a material impact on its consolidated results of operations and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Exchange

Our revenues originating outside the Americas (U.S., Canada, Mexico and Latin America) were 50.7 percent, 46.4 percent and 48.1 percent of total revenues in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. International revenues from each individual country outside of the United States, except one country, were less than 10 percent of total revenues in fiscal 2008 and fiscal 2006. The exception was the United Kingdom with $156.4 million or 10.2 percent of the total revenues in fiscal 2008 and $130.0 million or 10.8 percent of the total revenues in fiscal 2006. International sales were made mostly from our foreign sales subsidiaries in the local countries and are typically denominated in the local currency of each country. Fluctuations in the Euro, British Pound and Yen would have the most impact on our future results of operations. These subsidiaries also incur most of their expenses in the local currency. Accordingly, foreign subsidiaries use the local currency as their functional currency.

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

Our accounting exposure to foreign exchange rate volatility arises primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts. A forward foreign exchange contract obligates us to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The gains or losses from the forward contracts are designed to approximately offset the gains or losses from revaluing the intercompany accounts. Based upon recent intercompany balance levels and exchange rate fluctuations, our intercompany gains or losses net of the associated forward exchange gains or losses, result in quarterly gain or loss fluctuations in other income and expense of up to approximately $0.7 million. At January 31, 2008, our transaction exposures amounted to $123.1 million and were offset by foreign currency forward contracts with a net notional amount of $223.6 million. Based on exposures at January 31, 2008, a 10 percent movement against our portfolio of transaction exposures and hedge contracts would result in a gain or loss of approximately $0.5 million. We do not use foreign currency contracts for speculative or trading purposes. All outstanding forward contracts are marked-to-market on a monthly basis with gains and losses included in interest and other, net. Net gains resulting from foreign currency transactions in fiscal 2008 were approximately $0.7 million. Net losses resulting from foreign currency transactions for fiscal 2007 and fiscal 2006 were approximately $0.2 million and $1.4 million, respectively.

We are also exposed to foreign exchange rate fluctuations as the financial results of foreign subsidiaries are translated into U.S. dollars for consolidation purposes. As exchange rates vary, these results, when translated, may vary from expectations and may adversely impact overall financial results.

Our outstanding forward contracts as of January 31, 2008 are presented in the table below and are recorded on the balance sheet as part of accrued liabilities. All forward contracts amounts are representative of the expected payments to be made under these instruments. The fair market value of the contracts below represents the difference between the spot rate at January 31, 2008 and the contracted rate. All of these forward contracts mature within 60 days or less as of January 31, 2008.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2008 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Brazilian reals	(12,800)	BRL	7,302	USD	91
British pounds	(1210)	GBP	2,375	USD	269
Chinese yuan	(10,200)	CNY	1,422	USD	(10)
Euros	(40,000)	EUR	59,478	USD	56
Indian rupee	(165,000)	INR	4,188	USD	8
Israeli shekel	(2,000)	ILS	540	USD	(13)
Japanese yen	(1,330,000)	JPY	12,369	USD	(191)
Korean won	(29,800,000)	KRW	31,818	USD	218
Mexican peso	(84,500)	MXN	7,700	USD	(64)

					364

Contract to Sell US $
British Pounds	9,200	GBP	17,972	USD	(22)
Canadian dollar	6,900	CAD	6,767	USD	113
Chinese yuan	42,200	CNY	5,921	USD	34
Danish kroner	23,100	DKK	4,616	USD	(12)
Euro	8,938	EUR	13,291	USD	(11)
Singapore dollar	4,100	SGD	2,880	USD	25
Swedish krona	33,500	SEK	5,306	USD	(48)
Swiss franc	2,300	CHF	2,112	USD	21

					100

Contract to Buy Euro €
British pounds	(13,400)	GBP	26,170	USD	(398)
Danish kroner	(23,000)	DKK	4,590	USD	5
Norwegian krone	(6,500)	NOK	1,230	USD	31
Swiss franc	(3,000)	CHF	2,750	USD	(31)
Swedish krona	(18,000)	SEK	2,850	USD	23

					(370)

Total					$94

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

We account for our investment instruments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“FAS 115”). All of the cash equivalents, short-term and long-term investments and short-term and long-term restricted cash are treated as “available-for-sale” under FAS 115. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have seen a decline in market value due to changes in interest rates. However, we reduce our interest rate risk by investing our cash in instruments with remaining time to maturity of less than two years. As of January 31, 2008, the average holding period until maturity of our cash equivalents, short and long-term restricted cash and short and long-term investments was approximately 207 days. The table below presents the principal amount and related weighted average interest rates for our investment portfolio.

The following is a summary of the maturities of short-term investments as of January 31, 2008 (in thousands, except percentages):

	Expected maturity date
	2008	2009-2013
U.S. agency securities	$37,473	$131,108
Weighted average yield	4.75%	4.39%
U.S. treasury securities	$1,020	$25,848
Weighted average yield	3.08%	3.43%
Corporate notes	$174,018	$66,880
Weighted average yield	4.70%	4.74%
Asset-backed securities	$13,856	$57,867
Weighted average yield	4.68%	4.86%

The following is a summary of the maturities of long-term investments as of January 31, 2008 (in thousands, except percentages):

Expected maturity date 2009-2013
U.S. agency securities	$1,048
Weighted average yield	2.99%
U.S. treasury securities	$1,017
Weighted average yield	2.12%
Corporate notes	$7,704
Weighted average yield	4.12%
Asset-backed securities	$7,706
Weighted average yield	5.17%

In the above table we have reflected asset backed securities according to their effective maturities (given expected principal pre-payments). These securities may have final legal maturities of greater than 5 years.

The Company reviewed its investments to identify and evaluate investments that have indications of possible impairment. At January 31, 2008, the Company held approximately $79 million in AAA rated Asset-backed securities that were valued at reported market prices and classified as current assets. The underlying assets of the Asset-backed securities are auto and equipment loans and credit card assets We do not believe the carrying values of these Asset-backed securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

BEA SYSTEMS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of BEA Systems, Inc.

We have audited the accompanying consolidated balance sheets of BEA Systems, Inc. as of January 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BEA Systems, Inc. at January 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1, 11 and 13 to the consolidated financial statements, BEA Systems, Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007, and Statement of Financial Accounting Standards No. 123R, Share Based Payment, on February 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of BEA Systems, Inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 26, 2008

BEA SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	January 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$993,685	$867,294
Restricted cash	837	1,413
Short-term investments	508,070	313,941
Accounts receivable, net of allowance for doubtful accounts of $12,045 and $11,413 at January 31, 2008 and 2007, respectively	395,890	394,799
Deferred tax assets, net	81,991	56,767
Prepaid expenses and other current assets	72,548	46,126

Total current assets	2,053,021	1,680,340
Long-term investments	17,475	93,528
Property and equipment, net	194,867	144,471
Goodwill, net	227,536	233,998
Acquired intangible assets, net	38,173	67,959
Long-term restricted cash	2,597	2,372
Long-term deferred tax assets, net	129,620	166,027
Other long-term assets	9,359	10,147

Total assets	$2,672,648	$2,398,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,631	$27,521
Accrued liabilities	107,277	93,507
Restructuring obligations	2,846	3,089
Accrued payroll and related liabilities	112,187	105,797
Accrued income taxes	9,880	120,156
Deferred revenue	476,985	449,282
Deferred tax liabilities	—	4,788
Current portion of notes payable and other obligations	988	1,302

Total current liabilities	740,794	805,442
Long-term tax liabilities	151,767	—
Notes payable and other long-term obligations	21,977	228,790
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock—$0.001 par value; 1,035,000 shares authorized; 470,960 shares issued and 413,032 shares outstanding at January 31, 2008 and 456,238 shares issued and 398,295 shares outstanding at January 31, 2007	471	456
Additional paid-in capital	2,079,967	1,902,657
Treasury stock, at cost—57,943 shares at January 31, 2008 and 2007	(478,249)	(478,249)
Retained earnings (Accumulated deficit)	125,899	(72,416)
Accumulated other comprehensive income	30,022	12,162

Total stockholders’ equity	1,758,110	1,364,610

Total liabilities and stockholders’ equity	$2,672,648	$2,398,842

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Fiscal year ended January 31,
	2008	2007	2006
Revenues:
License fees	$552,022	$573,470	$511,549
Services	983,758	828,879	688,296

Total revenues	1,535,780	1,402,349	1,199,845
Cost of revenues:
Cost of license fees	60,969	64,221	38,778
Cost of services	297,721	269,105	218,434

Total cost of revenues	358,690	333,326	257,212

Gross profit	1,177,090	1,069,023	942,633
Operating expenses:
Sales and marketing	542,124	524,970	437,769
Research and development	240,130	232,960	182,234
General and administrative	161,814	138,255	108,660
Facilities consolidation	1,770	454	772
Acquisition-related in-process research and development	—	4,400	4,600
Impairment of land	—	201,615	—

Total operating expenses	945,838	1,102,654	734,035

Income (loss) from operations	231,252	(33,631)	208,598
Interest and other, net:
Interest expense	(5,325)	(22,623)	(32,072)
Net gain on retirement of convertible subordinated notes	—	818	667
Net gains on sale of equity investments	1,132	11,074	—
Interest income and other	61,424	55,048	40,994

Total interest and other, net	57,231	44,317	9,589

Income before provision for income taxes	288,483	10,686	218,187
Provision for income taxes	80,302	6,186	75,017

Net income	208,181	4,500	143,170
Other comprehensive income:
Foreign currency translation adjustments	10,310	7,104	(10,960)
Unrealized gain on available-for-sale investments, net of income taxes	7,550	1,930	1,675

Comprehensive income	$226,041	$13,534	$133,885

Net income per share:
Basic	$0.52	$0.01	$0.37

Diluted	$0.50	$0.01	$0.36

Shares used in computing net income per share:
Basic	400,340	394,100	389,050

Diluted	416,540	410,120	397,390

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common stock	Additional paid-in capital	Treasury stock, at cost	Retained earnings (Accumulated deficit)	Deferred compensation	Accumulated other comprehensive income	Total stockholders’ equity
Balance at January 31, 2005	397	1,518,448	(284,551)	(220,086)	(24,471)	12,413	1,002,150
Common stock issued under stock option and stock purchase plans	11	60,688	—	—		—	60,699
Stock repurchases	(14)	—	(193,648)	—	—	—	(193,662)
Reclassification of par value for purchases of treasury stock	50	—	(50)	—	—	—	—
Stock-based compensation	—	7,873	—	—	11,739	—	19,612
Deferred compensation in connection with the grant of discounted stock options	—	7,053	—	—	(7,053)	—	—
Tax benefit on stock options	—	67,889	—	—	—	—	67,889
Tax benefit on business acquisitions	—	3,267	—	—	—	—	3,267
Fair value of assumed stock options in business acquisitions	—	2,359	—	—	—	—	2,359
Net income	—	—	—	143,170	—	—	143,170
Foreign currency translation adjustment	—	—	—	—	—	(10,960)	(10,960)
Unrealized gains on available-for-sale investments, net of income taxes	—	—	—	—	—	1,675	1,675

Balance at January 31, 2006	444	1,667,577	(478,249)	(76,916)	(19,785)	3,128	1,096,199
Common stock issued under stock option and stock purchase plans	12	94,346	—	—	—	—	94,358
Reclassification due to FAS 123(R) implementation	—	(19,785)	—	—	19,785	—	—
Tax benefit on stock options	—	94,285	—	—	—	—	94,285
Stock-based compensation	—	66,234	—	—	—	—	66,234
Net income	—	—	—	4,500	—	—	4,500
Foreign currency translation adjustment	—	—	—	—	—	7,104	7,104
Unrealized gains on available-for-sale investments, net of income taxes	—	—	—	—	—	1,930	1,930

Balance at January 31, 2007	456	1,902,657	(478,249)	(72,416)	—	12,162	1,364,610
Common stock issued under stock option and stock purchase plans	15	110,573	—	—	—	—	110,588
Stock-based compensation	—	46,977	—	—	—	—	46,977
Tax benefit on stock-based compensation	—	19,760	—	—	—	—	19,760
Net Income	—	—	—	208,181	—	—	208,181
Cumulative effect from the adoption of FIN 48	—	—	—	(9,866)	—	—	(9,866)
Foreign currency translation adjustment	—	—	—	—	—	10,310	10,310
Unrealized gains on available-for-sale investments, net of income taxes	—	—	—	—	—	7,550	7,550

Balance at January 31, 2008	$471	$2,079,967	$(478,249)	$125,899	$—	$30,022	$1,758,110

See accompanying notes

BEA SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal year ended January 31,
	2008	2007	2006
Operating activities:
Net income	$208,181	$4,500	$143,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,108	23,351	24,477
Loss on disposal of property and equipment	64	386	987
Gain on sales of minority investments	(1,132)	(11,074)	—
Amortization of stock based compensation	46,218	68,421	20,697
Amortization and impairment charges related to acquired intangible assets	30,527	38,350	13,627
Impairment of land	—	201,615	—
Excess tax benefit from exercise of stock options	(12,802)	(106,002)	—
Facilities consolidation	1,770	454	772
Net gain on retirement of convertible subordinated notes	—	(818)	(667)
Other	8,207	7,643	16,833
Changes in operating assets and liabilities, net of those acquired in business combinations:
Accounts receivable	(1,091)	(59,655)	(54,081)
Other current assets	(22,609)	4,185	(6,998)
Other long-term assets	(42,485)	(65,811)	(40,355)
Accounts payable	3,272	4,639	1,790
Accrued liabilities	(40,663)	43,131	101,734
Deferred revenue	27,703	67,987	55,512
Long-term tax liabilities	151,767	—	—
Other	(13,355)	(16,934)	7,120

Net cash provided by operating activities	366,680	204,368	284,618

Investing activities:
Purchases of land, building, property and equipment	(174,381)	(26,384)	(20,679)
Proceeds from land sale	105,547	—	—
Payments for acquisitions, net of cash acquired	(580)	(129,872)	(211,500)
Proceeds received from sale of minority investment	1,132	11,610	—
Repayment of note from Executives and Officers	—	—	907
Purchases of available-for-sale short-term investments	(559,412)	(541,346)	(542,435)
Proceeds from maturities of available-for-sale short-term investments	151,396	194,695	522,801
Proceeds from sales of available-for-sale short-term investments	300,658	376,226	441,345
Other	—	—	1,015

Net cash provided by (used in) investing activities	(175,640)	(115,071)	191,454

Financing activities:
Payment and repurchase of convertible subordinated notes	—	(463,812)	(83,791)
Excess tax benefit from exercise of stock	12,802	106,002	—
Repayment of credit facility	(215,000)	—	—
Proceeds from issuance of common stock, net of issuance costs	116,904	94,692	60,520
Purchases of treasury stock	—	—	(193,663)

Net cash used in financing activities	(85,294)	(263,118)	(216,934)

Net increase (decrease) in cash and cash equivalents	105,746	(173,821)	259,138
Effect of foreign exchange rate changes on cash	20,645	23,343	(19,120)
Cash and cash equivalents at beginning of year	867,294	1,017,772	777,754

Cash and cash equivalents at end of year	$993,685	$867,294	$1,017,772

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

We have an accounting exposure to foreign exchange rate volatility primarily from intercompany accounts between our parent company in the United States and our foreign subsidiaries. The remaining accounting exposure is a result of certain assets and liabilities denominated in foreign currencies other than their functional currency that require remeasurement. The intercompany accounts are typically denominated in the functional currency of the foreign subsidiary in order to centralize foreign exchange risk. The income statement exposure to currency fluctuations arises principally from revaluing our intercompany balances into U.S. dollars, with the resulting gains or losses recorded in other income and expense. The Company hedges its exposure to these profit and loss fluctuations by entering into forward exchange contracts, which are recorded at fair value based on current exchange rates each month. Gains and losses resulting from exchange rate fluctuations on forward foreign exchange contracts are recorded in interest income and other, net and generally offset the corresponding foreign exchange gains and losses from the foreign currency denominated assets and liabilities. These foreign currency transactions resulted in a net gain of $0.7 million for the year ended January 31, 2008 and $0.2 million and $1.4 million net loss in the fiscal years ended January 31, 2007 and 2006, respectively.

Fair value of financial instruments

The following methods are used to estimate the fair value of the Company’s financial instruments:

a) the carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments;

b) available for sale securities and forward foreign exchange contracts are recorded based on quoted market prices;

c) notes payable and other long term obligations are recorded at their fair value which approximates their carrying value at the balance sheet date.

Cash equivalents and investments

Cash equivalents consist of highly liquid investments, including corporate debt securities and money market funds with maturities of 90 days or less from the date of purchase.

Short-term and long-term investments consist principally of U.S. agency securities, U.S. treasury securities, corporate notes and asset-backed securities with remaining time to maturity of 37 months or less. The Company considers investments with remaining time to maturity greater than one year and in a loss position at the balance sheet date to be classified as long-term as it expects to hold them to recovery which may be at maturity. The Company considers all other investments with remaining time to maturity greater than one year to be short-term investments. The short-term investments are classified in the balance sheet as current assets because they can be readily converted into cash or into securities with a shorter remaining time to maturity and because the Company is not committed to holding the investments until maturity. The Company determines the appropriate classification of its investments at the time of purchase and re-evaluates such designations as of each balance sheet date. All investments and cash equivalents in the portfolio are classified as “available-for-sale” and are stated at fair market value, with all the associated unrealized gains and losses, net of deferred taxes, reported as a component of accumulated other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income and other, net.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of investments in debt securities and trade receivables. In accordance with the Company’s Investment Policy, we invest the cash, cash equivalents and short and long-term investments in corporate bonds rated A- or higher and money market instruments rated A-1/P-1. In addition, the Company limits the amount invested with any one type of security and issuer.

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

No customer accounted for more than 10 percent of total revenues in fiscal 2008, fiscal 2007 or fiscal 2006. There were no customers that accounted for more than 10 percent of accounts receivable as of January 31, 2008, or 2007. The only individual country outside of the United States with revenues greater than 10 percent of total revenues in fiscal 2008 and fiscal 2006 was the United Kingdom with 10.2 percent or $156.4 million and 10.8 percent or $130.0 million, respectively. No individual country outside of the United States had revenues greater than 10 percent of total revenues in fiscal 2007.

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

The San Jose building was not placed in service at January 31, 2008 and therefore no depreciation was recorded for the year ended January 31, 2008. Once the building is placed in service it will be amortized over 40 years.

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

Amortization of purchased technology, patents and trademarks, non-compete agreements, distribution rights and customer base is included as a component of cost of license fees and costs of services.

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

The Company tests goodwill for impairment in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill is tested for impairment in a two-step process. First, the Company determines if the carrying amount of its Reporting Unit exceeds the “fair value” of the Reporting Unit, which may initially indicate that goodwill could be impaired. If the Company determines that such impairment could have occurred, it would compare the “implied fair value” of the goodwill as defined by FAS 142 to its carrying amount to determine the impairment loss, if any. The Company completed the first step under FAS 142 in the fourth quarters of fiscal 2008, 2007 and 2006 and determined goodwill was not impaired.

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

Deferred revenue

The following table sets forth the components of deferred revenue (in thousands):

	January 31
	2008	2007
License fees	$4,878	$13,797
Services	472,107	435,485

Total deferred revenue	$476,985	$449,282

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

Cost of revenues

Cost of licenses primarily includes amortization of acquired intangible assets, costs associated with our customer license compliance program, third party royalties, physical media and documentation, product packaging and shipping, and other production costs. Cost of services consists primarily of salaries and benefits and allocated overhead costs for our consulting, education and support personnel as well as the cost of third party delivered consulting and education arrangements and amortization associated with acquired intangibles.

Stock-based compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“FAS 123(R)”) using the modified prospective transition method, which requires the application of the accounting standard as of February 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Consolidated Financial Statements as of and for the year ended January 31, 2008 and 2007 reflect the impact of FAS 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for fiscal 2006 have not been restated to reflect, and do not include, the impact of FAS 123(R).

FAS 123(R) requires companies to estimate the fair value of stock-based awards on the date of grant using an option-pricing model. The Company uses the Black-Scholes-Merton option pricing model to determine the fair value of stock options under FAS 123(R), consistent with that used for pro forma disclosures under FAS 123. The fair value of a restricted stock unit award is equivalent to the market price of the Company’s common stock on the grant date. The value of the portion of the stock-based award that is ultimately expected to vest is recognized as expense over the requisite service periods, or in the period of grant if the requisite service period has been provided, in the Company’s consolidated statement of income.

Stock-based compensation expense recognized in the Company’s consolidated statement of income for the year ended January 31, 2008 included (i) compensation expense for stock-based awards granted prior to, but not yet vested as of, January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123 and (ii) compensation expense for the stock-based awards granted subsequent to January 31, 2006 based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). The straight-line single option approach is the Company’s accounting policy for amortizing the fair value of stock-based compensation. Compensation expense for all expected-to-vest stock-based awards is recognized on a straight-line basis provided that the amount of compensation cost recognized at any date is no less than the portion of the grant-date value of the award that is vested at that date. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s stock-based compensation expense required under APB 25 and the pro forma information required under FAS 123 for fiscal 2006, the Company accounted for forfeitures as they occurred.

Prior to the adoption of FAS 123(R), stock-based compensation expense was recognized in the Company’s consolidated statement of income under the provisions of APB 25. In accordance with APB 25, no compensation expense was required for the employee stock purchases under the Company’s Employee Stock Purchase Plan. Pre-tax stock-based compensation expense of $20.7 million for the fiscal year ended 2006, was related to employee stock-based awards and stock options assumed from acquisitions.

In accordance with FAS 123(R), the Company has presented as financing cash flows the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options for fiscal 2008 and 2007. Tax benefits from employee stock plans of $12.8 million and $106.0 million, which related to tax deductions in excess of the compensation cost recognized, were presented as financing cash flows for fiscal 2008 and 2007, respectively. In fiscal 2006, prior to the adoption of FAS 123(R), tax benefits from employee stock plans were presented as operating cash flows. Additionally, In accordance with FAS 123(R), FAS No. 109, “Accounting for Income Taxes” (“FAS 109”), and EITF Topic D-32, “Intra-period Tax Allocation of the Effect of Pretax Income from Continuing Operations,” the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

The following table summarizes the fiscal 2006 pro forma net income and earnings per share, net of related tax effect, had the Company applied the fair value recognition provisions of FAS 123 to employee stock benefits (in thousands, except per share amounts):

As of January 31, 2006

Net income
Net income, as reported	$143,170
Add: Share-based employee compensation expense included in reported net income, net of income taxes	15,833
Deduct: Total share-based employee compensation expense determined under fair value method for all awards, net of income taxes	(85,881)

Net income, including share-based employee compensation	$73,122

Pro forma net income per share
Basic—net income per share as reported	$0.37

Diluted—net income per share as reported	$0.36

Pro forma basis net income per share	$0.19

Pro forma diluted net income per share	$0.18

Segment information

The Company has aggregated two operating segments to form our application infrastructure software and related services reportable segment. The Company’s chief executive officer and chief financial officer evaluate the performance of the Company based upon total revenues by geographic region as disclosed in Note 16—Geographic Information and Revenue by Type of Product or Service, as well as, based on our consolidated statement of income which includes revenues and gross margins for license and services revenue and operating expenses by functional area.

Advertising costs

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $1.2 million, $4.7 million and $2.2 million in fiscal 2008, 2007 and 2006, respectively.

Facilities Consolidation Charges

In fiscal 2002 and fiscal 2005, we recorded a facilities consolidation charge for our estimated future lease commitments on excess facilities, net of estimated future sublease income. The estimates used in calculating the charge are reviewed on a quarterly basis and will be revised if estimated future vacancy rates and sublease rates vary from our original estimates. To the extent that our new estimates vary adversely from our original estimates, we may incur additional losses that are not included in the accrued balance at January 31, 2008. Conversely, unanticipated improvements in vacancy rates or sublease rates, or termination settlements for less than our accrued amounts, may result in a reversal of a portion of the accrued balance and a benefit on our statement of income in a future period. The maximum future cost associated with these excess facilities, assuming that no future sublease income is realized on these properties, other than for subleases that have been executed prior to January 31, 2008, and assuming that the landlords are unwilling to negotiate early lease termination arrangements, is estimated to be $7.8 million, which exceeds the accrued balance at January 31, 2008 by $1.0 million.

Income taxes

Realization of our deferred tax assets is primarily dependent on future U.S. taxable income. FAS 109 provides for the recognition of deferred tax assets if realization of such assets is more likely than not. As a result of recent U.S. operating results, as well as U.S. jurisdictional forecasts of taxable income, we believe that net deferred tax assets in the amount of $211.6 million are realizable based on the “more likely than not” standard required for recognition. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

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

The Company accounts for uncertain tax positions in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Accordingly, the Company reports liabilities for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken into account on a tax return. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Projects funded by third parties

The Company has entered into product development agreements with third parties to develop ports and integration tools and to co-develop products. The Company has one agreement with a third party that provides us with partial reimbursement for research and development and marketing expenses associated with a product of mutual interest. The funding we receive is intended to offset certain of our research and development costs and is non-refundable. Such amounts are recorded as a reduction in BEA’s operating expenses. During fiscal 2008 and 2007, BEA received approximately $1.3 million and $4.4 million of third party funding which was used to offset research and development expense. During fiscal 2006, BEA received approximately $10.3 million of third party funding, which was used to offset $9.7 million of research and development expenses and $0.6 million of marketing expenses.

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

Effect of new accounting pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51(“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of fiscal 2010. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on our consolidated results of operations and financial condition.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on our consolidated results of operations and financial condition.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 is expected to expand the use of fair value accounting but does not affect existing standards which require certain assets or liabilities to be carried at fair value. The objective of FAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under FAS 159, a company may choose, at specified election dates, to measure eligible items at fair value and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. FAS 159 is effective for financial statements issued for fiscal 2009. We are currently assessing the impact that FAS 159 may have on our results of operations and financial position.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified EITF 07-3, Accounting for Non-Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect EITF 07-3 to have a material impact on its consolidated results of operations and financial condition.

2. Merger with Oracle Corporation

On January 16, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oracle Corporation (“Oracle”) and Bronco Acquisition Corporation, a wholly-owned subsidiary of Oracle (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and, as a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and become a wholly-owned subsidiary of Oracle. Upon the closing of the Merger, each share of common stock of the Company issued and outstanding immediately prior to consummation of the Merger (other than shares owned by the Company, Oracle or Merger Sub) will be converted into the right to receive $19.375 in cash, without interest. In addition, options to acquire Company common stock, restricted stock unit awards, restricted stock awards and other equity-based awards denominated in shares of Company common stock outstanding immediately prior to the consummation of the Merger will be converted into options, restricted stock unit awards, restricted stock awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement, except for equity-based awards held by a person who is not an employee of, or a consultant to, the Company or any of its subsidiaries at the time of the consummation of the Merger, which equity-based awards shall be converted into the right to receive cash based on formulas contained in the Merger Agreement.

The Merger is subject to the approval of the Company’s stockholders representing a majority of the outstanding shares of Company common stock. A special meeting of the Company’s stockholders to consider and vote on the proposal to adopt the Merger Agreement will be held on April 4, 2008. Stockholders of record as of the close of business on February 28, 2008 will be entitled to vote at the special meeting. In addition, the Merger is subject to antitrust clearance or approvals in both the United States and the European Union, as well as other customary closing conditions. On February 27, 2008, the U.S. Department of Justice and the Federal Trade Commission granted early termination of the Hart-Scott-Rodino (HSR) review period. BEA and Oracle are working toward obtaining all required clearances as soon as possible.

Under the terms of the Merger Agreement, the Company is required to pay Oracle a termination fee in the amount of $250 million in cash in the following circumstances:

•

the Merger Agreement is terminated by Oracle because either (1) the Company’s Board of Directors fails to make or withdraws (or has publicly proposes to do either) its recommendation to the Company’s stockholders to adopt and approve the Merger Agreement or modifies or publicly proposes to modify its recommendation in a manner adverse to Oracle or Merger Sub, (2) the Company enters into, or publicly announces its intention to enter into, a written agreement relating to an acquisition proposal from a third party, or (3) the Company or any of its representatives willfully and materially breach any of it obligations under the non-solicitation provisions in the Merger Agreement;

•

the Merger Agreement is terminated by the Company because, prior to the receipt of the approval of the Company’s stockholders to adopt the Merger Agreement, the Company’s Board of Directors authorizes the Company to enter into, and the Company substantially concurrently enters into, a binding definitive agreement with a third party for a transaction constituting a superior proposal; or

•

the Merger Agreement is terminated by either the Company or Oracle because (A) either (1) the Merger is not consummated before October 16, 2008 (the “End Date”) (the End Date may be extended to July 16, 2009 in order to obtain all necessary antitrust approvals), unless the failure to complete the Merger by such date is due to the actions of the party seeking to terminate the Merger Agreement, or (2) the Company’s stockholders fail to adopt the Merger Agreement, (B) prior to either the termination of the Merger Agreement or the date of the special meeting of the Company’s stockholders, as the case may be, an acquisition proposal by a third party has been publicly announced and not publicly withdrawn, and (C) within 12 months following the date of such termination, the Company either enters into a definitive agreement with respect to, or consummates, an acquisition proposal from a third party.

In addition, if the Company has not breached its non-solicitation and antitrust obligations under the Merger Agreement (except for such breaches that are unintentional and immaterial), Oracle is required to pay the Company a termination fee in the amount of $500 million in cash in the following circumstances:

•

the Merger Agreement is terminated by either the Company or Oracle because the Merger is not consummated before the End Date and either (A) the antitrust closing conditions have not been satisfied or waived, or (B) a governmental entity has issued an order, rule or regulation relating to antitrust matters that restrains, enjoins or prohibits the consummation of the Merger; or

•

the Merger Agreement is terminated by either the Company or Oracle because either (A) a governmental entity of competent jurisdiction has issued a final and non-appealable order, decree, ruling or other action permanently enjoining, restraining or otherwise prohibiting the consummation of the Merger or (B) any law or regulation is adopted that makes the consummation of the Merger illegal or otherwise prohibited, and, in either instance, all other closing conditions of Oracle and Merger Sub have been met or waived.

Furthermore, if either the Company or Oracle terminates the Merger Agreement because of a failure to obtain the requisite approval of the Company’s stockholders upon a final vote taken at a special meeting of the Company’s stockholders (or any adjournment or postponement thereof), BEA is required to reimburse Oracle for all of its documented reasonable out-of-pocket fees and expenses (including reasonable legal and other third party advisors fees and expenses) actually incurred by Oracle and its affiliates on or prior to the termination of the Merger Agreement in an amount not to exceed $25 million. Any such required payments will be credited against any obligation that the Company may have to pay the termination fee described above.

In addition, on November 7, 2007, the Board adopted the Change in Control Severance Plan, which covers substantially all regular, full-time employees and part-time employees who are scheduled to work at least twenty hours per week, and who are not covered by individual change in control employment agreements. Under the terms of the plan, if, during the one year period following a change in control of the Company, a participant’s employment is terminated by the Company without “cause” or by the participant for “good reason,” the participant will receive (i) lump sum severance benefits, (ii) continued payment of the cost of the participant’s premiums for health continuation coverage under COBRA for a period equal to the number of months of severance pay, and (iii) immediate vesting of fifty percent of the unvested portion of each grant of the participant’s stock options, restricted stock, restricted stock units that is outstanding and unvested as of the date of termination.

3. Financial Instruments

The carrying amounts and estimated fair value of cash and cash equivalents, restricted cash, and short and long-term investments consisted of the following as of January 31, 2008 and 2007 (in thousands):

	January 31, 2008			January 31, 2007
	Amortized cost	Unrealized gains (losses)	Carrying value and fair value	Amortized cost	Unrealized gains (losses)	Carrying value and fair value
Financial assets:
Cash and cash equivalents:
Cash	$372,688	$—	$372,688	$293,572	$—	$293,572
Money market funds	402,285	—	402,285	405,281	—	405,281
Corporate notes	179,087	6	179,093	164,976	—	164,976
U.S. agency securities	39,594	25	39,619	3,465	—	3,465

	$993,654	$31	$993,685	$867,294	$—	$867,294

Restricted cash(1):
Short term	$837	$—	$837	$1,413	$—	$1,413
Long term	2,597	—	2,597	2,372	—	2,372

	$3,434	$—	$3,434	$3,785	$—	$3,785

Short-term investments:
U.S. agency securities	$164,585	$3,996	$168,581	$71,123	$(65)	$71,058
U.S. treasury securities	26,291	577	26,868	12,794	(22)	12,772
Corporate notes	239,543	1,355	240,898	205,026	(101)	204,925
Asset-backed securities	70,327	1,396	71,723	25,154	32	25,186

	$500,746	$7,324	$508,070	$314,097	$(156)	$313,941

Long-term investments:
U.S. agency securities	$1,048	$—	$1,048	$19,287	$(35)	$19,252
U.S. treasury securities	1,018	(1)	1,017	—	—	—
Corporate notes	7,749	(45)	7,704	64,289	(178)	64,111
Asset-backed securities	7,835	(129)	7,706	10,169	(4)	10,165

	$17,650	$(175)	$17,475	$93,745	$(217)	$93,528

	January 31, 2008		January 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Notes payable and other long-term obligations (including current portion)	$22,965	$22,965	$230,092	$230,092

(1)	Restricted cash represents collateral for our letters of credit. Short term restricted cash represents letters of credit that expire within one year.

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

The following table shows the gross unrealized losses and fair value of the Company’s investments, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of January 31, 2008 (in thousands, except number of securities):

	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. agency securities	$1,054	$—	$—	$—	$1,054	$—
U.S. treasury securities	1,023	(1)	—	—	1,023	(1)
Corporate notes	27,009	(368)	2,579	—	29,588	(368)
Asset-backed securities	7,965	(162)	—	—	7,965	(162)

Total	$37,051	$(531)	$2,579	$—	$39,630	$(531)

Number of securities with an unrealized loss		29		2

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

The following is a summary of the maturities of short-term investments as of January 31, 2008 (in thousands, except percentages):

	Expected maturity date
	2008	2009-2013
U.S. agency securities	$37,473	$131,108
Weighted average yield	4.75%	4.39%
U.S. treasury securities	$1,020	$25,848
Weighted average yield	3.08%	3.43%
Corporate notes	$174,018	$66,880
Weighted average yield	4.70%	4.74%
Asset-backed securities	$13,856	$57,867
Weighted average yield	4.68%	4.86%

The following is a summary of the maturities of long-term investments as of January 31, 2008 (in thousands, except percentages):

Expected maturity date 2009-2013
U.S. agency securities	$1,048
Weighted average yield	2.99%
U.S. treasury securities	$1,017
Weighted average yield	2.12%
Corporate notes	$7,704
Weighted average yield	4.12%
Asset-backed securities	$7,706
Weighted average yield	5.17%

In the above table we have reflected asset backed securities according to their effective maturities (given expected principal pre-payments). These securities may have final legal maturities of greater than 5 years.

The Company reviewed its investments to identify and evaluate investments that have indications of possible impairment. At January 31, 2008, the Company held approximately $79 million in AAA rated Asset-backed securities that were valued at reported market prices and classified as current assets. The underlying assets of the Asset-backed securities are auto and equipment loans and credit card assets. We do not believe the carrying values of these Asset-backed securities are impaired. In addition, we believe that we will be able to liquidate these investments without significant loss.

Foreign Currency Contracts

The Company enters into forward foreign currency contracts to reduce its exposure to the effect of foreign currency fluctuations on certain foreign currency denominated monetary assets and liabilities that are not recorded in the functional currency of the entity that has the foreign currency exposure. The contracts are marked-to-market on a monthly basis and are not used for trading or speculative purposes. At January 31, 2008, these contracts are recorded as part of other assets and liabilities on the balance sheet. At January 31, 2008 and 2007, the Company had outstanding forward foreign currency contracts with notional amounts of approximately $223.6 million and $458.3 million, respectively. All of the Company’s forward foreign currency contracts have original maturities of 60 days or less.

Our outstanding forward contracts as of January 31, 2008 are presented in the table below. All forward contracts amounts are representative of the expected payments to be made under these instruments. All of these forward contracts mature within 60 days or less as of January 31, 2008.

	Local currency contract amount		Contract amount		Fair market value at January 31, 2008 (USD)
	(in thousands)		(in thousands)		(in thousands)
Contract to Buy US $
Brazilian reals	(12,800)	BRL	7,302	USD	91
British pounds	(1,210)	GBP	2,375	USD	269
Chinese yuan	(10,200)	CNY	1,422	USD	(10)
Euros	(40,000)	EUR	59,478	USD	56
Indian rupee	(165,000)	INR	4,188	USD	8
Israeli shekel	(2,000)	ILS	540	USD	(13)
Japanese yen	(1,330,000)	JPY	12,369	USD	(191)
Korean won	(29,800,000)	KRW	31,818	USD	218
Mexican peso	(84,500)	MXN	7,700	USD	(64)

					364

Contract to Sell US $
British Pounds	9,200	GBP	17,972	USD	(22)
Canadian dollar	6,900	CAD	6,767	USD	113
Chinese yuan	42,200	CNY	5,921	USD	34
Danish kroner	23,100	DKK	4,616	USD	(12)
Euro	8,938	EUR	13,291	USD	(11)
Singapore dollar	4,100	SGD	2,880	USD	25
Swedish krona	33,500	SEK	5,306	USD	(48)
Swiss franc	2,300	CHF	2,112	USD	21

					100

Contract to Buy Euro €
British pounds	(13,400)	GBP	26,170	USD	(398)
Danish kroner	(23,000)	DKK	4,590	USD	5
Norwegian krone	(6,500)	NOK	1,230	USD	31
Swiss franc	(3,000)	CHF	2,750	USD	(31)
Swedish krona	(18,000)	SEK	2,850	USD	23

					(370)

Total					$94

4. Property and Equipment

Property and equipment consist of the following (in thousands):

	January 31,
	2008	2007
Land	$8,034	$105,016
Building	$133,254	—
Computer hardware and software	114,252	108,655
Furniture and equipment	43,233	39,404
Leasehold improvements	65,837	53,158
Furniture and equipment under capital leases	3,153	3,153

	367,763	309,386
Accumulated depreciation and amortization	(172,896)	(164,915)

Total property and equipment, net	$194,867	$144,471

An equipment capital lease for $1.6 million was entered into in fiscal 2005 and accumulated amortization was $1.6 million and $1.2 million at January 31, 2008 and January 31, 2007, respectively.

In the first quarter of fiscal 2008, the Company entered into a Land Purchase and Sale Agreement (the “Land Agreement”) with Tishman Speyer Development Corporation (“Tishman”), pursuant to which the Company agreed to sell the San Jose Land to Tishman for $108.0 million. After closing costs, the Company recorded a net gain of $0.8 million on the sale of the San Jose Land in the first quarter of fiscal 2008.

Also in the first quarter of fiscal 2008, the Company entered into a Purchase and Sale Agreement (the “Building Agreement”) with the The Sobrato Family Foundation and Sobrato-Sobrato Investments (collectively, “Sobrato”), pursuant to which the Company agreed to purchase a 17-story building and parking facilities located at 488 Almaden Boulevard, San Jose, California from Sobrato for $135.3 million. That facility is intended to be our new corporate headquarters. The Company delivered a $10.0 million deposit to Sobrato on March 1, 2007 and paid the $125.3 million balance of the purchase price on April 2, 2007. We have allocated the purchase price to the land and building based on management’s judgment which included review of comparable transactions as well as property tax assessments. The building will be depreciated over 40 years once the build-out occurs and the building is occupied. In March 2008, we suspended efforts to ready the building for occupancy in contemplation of the Oracle acquisition. As of January 31, 2008, BEA had capitalized approximately $6.2 million of improvements to ready the building for occupancy in mid 2008.

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

5. Business Combinations

Fiscal 2007 acquisitions

Flashline, Inc.

On August 22, 2006, the Company paid cash consideration to acquire all the outstanding shares of Flashline, Inc., a privately held software company headquartered in Cleveland, Ohio. Flashline is a metadata repository that provides enterprise-wide visibility into an organization’s software assets to help reduce IT costs and improve business agility. Flashline has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values as of August 22, 2006 and adjusted as necessary for changes in estimates through August 22, 2007 (one year from acquisition date) with the exception of goodwill and deferred tax assets which have been adjusted through January 31, 2008. The total purchase price was $43.6 million, including the acquisition related transaction costs, and is comprised of (in thousands):

Purchase Price
Acquisition of the outstanding common stock	$43,014
Estimated acquisition related transaction costs	606

Total purchase price	$43,620

Purchase price allocation

The total purchase price has been allocated to Flashline’s net tangible and identifiable intangible assets based on their estimated fair values as of August 22, 2006, and has been adjusted through August 22, 2007 (one year from acquisition date) with the exception of goodwill and deferred tax asset which were adjusted through January 31, 2008. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill. The following is the purchase price allocation (in thousands):

As of January 31, 2008
Cash and short-term investments	$176
Accounts receivable	262
Deferred Tax Asset	7,599
Intangible assets	7,100
Goodwill	27,686
Accounts payable and other accrued liabilities	(528)
Notes Payable and other long-term liabilities	(120)
Deferred revenue	(255)
In-process research and development	1,700

Total purchase price	$43,620

The acquisition related in-process research and development (IPR&D), which was valued at $1.7 million, related primarily to the Flashline enhancement projects that had not yet reached technological feasibility and had no alternative future use upon acquisition. Consequently, the valuation of IPR&D was written off to the consolidated statement of income on August 22, 2006.

Intangible assets

The following table sets forth the components and fair values of the intangible assets associated with the Flashline acquisition (in thousands):

	Preliminary Fair Value	Estimated Useful Life
Purchased technology	$5,500	3 years
Non-compete agreements	700	1 year
Customer base	900	4 years

Total intangible assets	$7,100

Purchased technology is comprised of Flashline products that have reached technological feasibility and the patents affiliated with these products. Non-compete agreements represent the value of such agreements with key Flashline personnel. Customer base represents the underlying customer support contracts and related relationships with Flashline’s existing customers.

Deferred revenue

In allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Flashline’s August 22, 2006 deferred support revenue by $0.3 million to reflect an ending balance of $0.3 million, which represents the estimate of the fair value of the support obligation assumed. As a result of the adjustments to record Flashline’s support and services obligations assumed at fair value, $0.3 million of customer support revenues and services revenue that would have been otherwise recorded by Flashline as an independent entity was not recognized in the Company’s consolidated results of operations. As former Flashline customers renewed these support contracts, the Company recognized the full value of the support contracts over the renewal period, the majority of which was one year.

Fuego, Inc.

On February 28, 2006, the Company paid cash consideration to acquire all the outstanding shares of Fuego, Inc. (“Fuego”), a privately held software company headquartered in Plano, Texas. Fuego specializes in providing Service Oriented Architecture software to help companies manage business processes. The Fuego acquisition (the “Fuego Acquisition”) has been accounted for as a business combination using the purchase method of accounting. Assets acquired and liabilities assumed have been recorded at their fair values as of February 28, 2006, and adjusted as necessary for changes in estimates through February 28, 2007 (one year from acquisition date) with the exception of goodwill and deferred tax assets which have been adjusted through January 31, 2008.

The total purchase price was $88.4 million, including the acquisition related transaction costs, and comprised of (in thousands):

Purchase Price
Acquisition consideration for Fuego	$86,036
Acquisition related transaction costs	2,383

Total purchase price	$88,419

Purchase price allocation

The total purchase price was allocated to Fuego’s net tangible and identifiable intangible assets based on their estimated fair values as of February 28, 2006, and adjusted as necessary for changes in estimates through February 28, 2007, (one year from acquisition date) with the exception of goodwill and deferred tax assets which have been adjusted through January 31, 2008. The excess of the purchase price over the net tangible and identifiable assets was recorded as goodwill. The following is the purchase price allocation (in thousands):

As of January 31, 2008
Cash and short-term investments	$5,821
Accounts receivable, net	3,481
Prepaids and other current assets	212
Fixed assets	44
Deferred tax asset	10,712
Intangible assets	18,300
Goodwill	51,442
Accounts payable and other accrued liabilities	(2,400)
Deferred revenue	(1,893)
In-process research and development	2,700

Total purchase price	$88,419

The acquisition related IPR&D, which was valued at $2.7 million, related primarily to the Fuego enhancement projects and had not yet reached technological feasibility and has no alternative future use upon acquisition. Consequently, the valuation of IPR&D was written off to the consolidated statement of income on February 28, 2006.

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

Deferred revenue

In allocating the acquisition purchase price, the Company recorded an adjustment to reduce the carrying value of Fuego’s February 28, 2006 deferred support revenue by $0.5 million to reflect an ending balance of $1.6 million, which represents the estimate of the fair value of the support obligation assumed. As a result of the adjustments to record Fuego’s support obligations assumed at fair value, $0.5 million of customer support revenues that would have been otherwise recorded by Fuego as an independent entity was not recognized in the Company’s consolidated results of operations. As former Fuego customers renewed these support contracts, the Company recognized the full value of the support contracts over the renewal period, the majority of which was one year. The Company also recorded deferred consulting revenues of approximately $0.3 million.

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

The following table provides a summary of the carrying amount of goodwill which includes amounts originally allocated to assembled workforce (in thousands):

	January 31, 2008	January 31, 2007
Gross carrying amount of goodwill	$360,880	$367,342
Accumulated amortization of goodwill	(133,344)	(133,344)

Net carrying amount of goodwill	$227,536	$233,998

The decrease in goodwill in fiscal 2008 is primarily due to purchase accounting adjustments related to income taxes.

The following tables provide a summary of the carrying amounts of acquired intangible assets that will continue to be amortized (in thousands):

	January 31, 2008
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$189,212	$(163,360)	$25,852
Non-compete agreements	30,946	(30,946)	—
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	54,409	(42,088)	12,321

Total	$287,842	$(249,669)	$38,173

	January 31, 2007
	Gross carrying amount	Accumulated amortization	Net carrying amount
Purchased technology	$201,349	$(151,237)	$50,112
Non-compete agreements	32,146	(30,588)	1,558
Patents and trademarks	13,275	(13,275)	—
Other intangible assets (distribution rights, purchased software, customer base)	54,409	(38,120)	16,289

Total	$301,179	$(233,220)	$67,959

The total amortization expense related to acquired intangible assets is provided in the table below (in thousands):

	Year ended January 31,
	2008	2007	2006
Purchased technology	$24,666	$31,446	$10,796
Non-compete agreements	1,558	3,184	1,855
Patents, Licenses, Trademarks	—	—	—
Other intangible assets	3,967	3,720	976

Total	$30,191	$38,350	$13,627

Fiscal 2008 amortization declined compared to fiscal 2007 because some of the small acquisitions made in fiscal 2006 reached full amortization in fiscal 2008.

Based on our annual 2008 impairment assessment, in accordance with FAS No. 144, total amortization expense of $30.2 million includes $3.4 million of impairment charges related to acquired intangibles. The total amortization expense of $38.4 million as of January 31, 2007 does not include any impairment charges related to acquired intangibles.

The total expected future amortization related to acquired intangible assets is provided in the table below (in thousands):

Future amortization
2009	$16,774
2010	12,032
2011	7,593
2012	1,774
Thereafter	—

Total	$38,173

The approximate weighted average estimated life of intangible assets acquired during fiscal 2008 and 2007 is provided in the table below:

Year ended January 31, 2007
Purchased technology	36 months
Non-compete agreements	12 months
Other intangible assets	48 months

7. Prepaids and Other Current Assets

Prepaids and other current assets consist of the following (in thousands):

	January 31,
	2008	2007
Prepaids	$23,354	$18,460
Other current assets	27,741	9,973
Other receivables	21,453	17,693

	$72,548	$46,126

In fiscal 2008 other current assets increased due to refundable income taxes. The Company has a current year taxable loss due to the San Jose Land sale. The Company intends to carry the federal loss back, which will result in a refund of $6.2 million. Additionally, the Company has tax return overpayments of $10.3 million.

8. Related Party Transactions

The Company occasionally sells software products or services to companies that have board members or executive officers who are also on the Company’s Board of Directors. The total revenues recognized by the Company from such customers in fiscal 2008, fiscal 2007 and fiscal 2006 were insignificant.

9. Facilities Consolidation

During fiscal 2002, the Company approved a plan to consolidate certain facilities in regions including the United States, Canada, and Germany. A facilities consolidation charge of $20.0 million was calculated using management’s best estimates and was based upon the remaining future lease commitments and brokerage fees for vacant facilities from the date of facility consolidation, net of estimated future sublease income. In fiscal 2008, a reduction of $0.7 million and in fiscal 2007 and 2006, an additional $0.5 million and $0.8 million, respectively, were accrued due to a reassessment of original estimates of costs of abandoning the leased facilities compared to the actual results and future estimates.

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

In the second quarter of fiscal 2008, the Company occupied new office space in San Francisco and vacated the three existing San Francisco office locations. Two of the three existing office leases expired in fiscal 2008 and the remaining one expires in fiscal 2009. In the second quarter of fiscal 2008, the Company incurred a facilities consolidation charge of $2.5 million related to future lease commitments. The Company moved into the new office space in San Francisco in the second quarter of fiscal 2008. The $2.5 million of future lease commitments was calculated based on management’s estimates and the present value of the future lease commitments for the vacant facilities.

The estimated costs of abandoning the leased facilities identified above, including estimated costs to sublease, were based on market information and trend analyses, including information obtained from third party real estate industry sources at the time the facilities consolidation was recorded. As of January 31, 2008, $6.8 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be fully utilized by fiscal 2012. If actual circumstances prove to be materially different than the amounts management has estimated, the Company’s total charges for these vacant facilities could be significantly higher. Adjustments to the facilities consolidation charge will be made in future periods, if necessary, based upon then current actual events and circumstances. If the Company was unable to receive any of its estimated but uncommitted sublease income in the future, the total additional charge would be approximately $1.0 million.

The following table provides a summary of the accrued facilities consolidation (in thousands):

Facilities consolidation
Accrued at January 31, 2006	$9,681
Additional charges accrued during fiscal 2007 included in operating expenses	454
Cash payments during fiscal 2007	(2,011)

Accrued at January 31, 2007	8,124
Additional charges accrued during fiscal 2008 included in operating expenses	2,518
Change in facility accrual assumptions during fiscal 2008	(748)
Cash payments during fiscal 2008	(3,102)

Accrued at January 31, 2008	$6,792

10. Notes Payable and Other Long-Term Obligations

Notes payable and other long-term obligations consist of the following (in thousands):

	January 31,
	2008	2007
Current portion of notes payable and other obligations	$988	$1,302

Other long-term obligations	21,036	12,678
Capital lease	941	1,112
Credit facility	—	215,000

Notes payable and other long-term obligations	$21,977	$228,790

Other long-term obligations include an accrual of $3.9 million and $5.0 million related to the facilities consolidation for the period ended January 31, 2008 and 2007, respectively.

Notes payable and other obligations consists of accrued rent and other long-term obligations. Scheduled maturities of current and long-term notes payable and other obligations and the capital lease are as follows (in thousands):

	Capital leases	Other obligations
Year ending January 31,
2009	$211	$3,296
2010	211	4,130
2011	211	3,757
2012	211	3,029
2013	211	1,811
Thereafter	314	5,830

Total minimum lease payments and total other obligations	1,369	$21,853

Amounts representing interest on capital lease	(257)

Present value of minimum lease payments	1,112
Less: capital lease obligation, current (reflected in other obligations)	(171)

Capital lease obligation, long term (reflected in other long-term obligations)	$941

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

In fiscal 2006, the Company retired $84.8 million in face value of the 2006 Notes. The Company retired the remaining $210.0 million in face value of the 2006 Notes in fiscal 2007. The Company recorded a net gain on the retirement of the 2006 Notes of $0.7 million and $0.7 million in fiscal 2006 and 2007, respectively.

On December 15, 2006, the 2006 Notes matured and the principal and the accrued interest were paid off.

Credit facility

During fiscal 2007, the Company entered into a five-year $500.0 million unsecured revolving credit facility (the “Credit Facility”). At closing, the Company borrowed $215.0 million to repay in full and terminate existing debt.

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

The Credit Facility permits prepayment of outstanding loans at any time without premium or penalty. On June 29, 2007, the Company repaid the entire $215.0 million outstanding balance under the credit facility. At January 31, 2008, the Credit Facility remains in effect and BEA is able to utilize it; however there is no outstanding balance.

On September 11, 2006, the Company provided notice to the Administrative Agent and the lenders under the Credit Facility that a default had occurred because the Company had not timely furnished certified financial statements which was due to the Company’s stock option investigation. The Company was granted various waivers in fiscal 2007 and 2008 for the delivery of financial statements and compliance certificates. In addition the lenders under the Credit Facility had to determine that once the financial statements were filed the Company’s creditworthiness was not negatively impacted.

In November 2007, the Company filed its restated version of the Company’s financial statements for its fiscal year ended January 31, 2007 and fiscal quarters ended July 31, 2006, October 31, 2006, January 31, 2007, April 30, 2007, July 31, 2007 and October 31, 2007. In January 2008 the lenders under the Credit Facility determined that the Company was no longer in default.

11. Income Taxes

The components of the provisions for income taxes consist of the following (in thousands):

	For the fiscal year ended January 31,
	2008	2007	2006
Federal:
Current	$14,623	$46,048	$71,339
Deferred	38,941	(53,092)	(12,872)
State:
Current	5,403	7,903	7,471
Deferred	(3,680)	(12,020)	(6,076)
Foreign:
Current	25,293	18,155	16,183
Deferred	(278)	(808)	(1,028)

Provision for income taxes	$80,302	$6,186	$75,017

Pretax income from foreign operations was approximately $264.0 million, $183.6 million, and $166.0 million for fiscal 2008, 2007 and 2006, respectively.

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate (35 percent) to income tax expense is as follows (in thousands):

	For the fiscal year ended January 31,
	2008	2007	2006
Tax provision- at U.S. statutory rate	$100,969	$3,740	$76,365
State income taxes, net of federal benefit	1,246	(4,346)	5,823
Foreign income and withholding taxes	(24,624)	(15,283)	(10,578)
Jobs Act repatriation, including state taxes	—	—	10,447
Change in Valuation Allowance	(387)	18,723	(8,940)
Benefits from resolution of certain tax audits and expiration of statute of limitations	(6,273)	(919)	(1,586)
Purchased in-process product development	—	1,540	1,610
Stock-based compensation	6,766	5,851	712
Research and development credits	(2,526)	(3,665)	—
Other	5,131	545	1,164

Provision for income taxes	$80,302	$6,186	$75,017

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the deferred tax assets for federal and state income taxes are as follows (in thousands):

	January 31,
	2008	2007
Deferred tax assets:
Deferred revenue	$14,586	$12,306
Accruals	37,574	30,012
Equity investment write-downs	8,049	8,231
Net operating loss carry forwards	52,836	42,530
Capital loss carry forwards	9,364	9,555
Credit carry forwards	31,405	7,357
Property and equipment	20,417	18,976
Stock-based compensation	31,503	28,613
Unrealized loss on land	—	79,437
U.S. deferred taxes for unremitted foreign earnings	20,870	4,798
Other	2,580	1,885

Subtotal	229,184	243,700
Valuation allowance	(17,573)	(18,723)

Total deferred tax assets	211,611	224,977
Deferred tax liabilities:
Intangible assets	—	(6,971)

Net deferred tax assets	$211,611	$218,006

Reported as:
Current deferred tax assets	$81,991	$56,767
Non-current deferred tax assets	129,620	166,027
Current deferred tax liabilities	—	(4,788)

Net deferred taxes	$211,611	$218,006

Realization of the Company’s net deferred tax assets of $211.6 million is dependent upon the Company generating future U.S. taxable income in appropriate tax jurisdictions to obtain benefit from the reversal of temporary differences, net operating loss carryforwards and tax credits. The amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income are reduced.

As of January 31, 2008, we had federal net operating loss carry forwards of approximately $118.3 million, which will expire in 2012 through 2026. Utilization of net operating loss carry forwards are subject to substantial limitations due to ownership change and other limitations provided by the Internal Revenue Code and similar state provisions.

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

We provide for United States income taxes on the earnings of foreign subsidiaries unless they are considered indefinitely reinvested outside the United States. At January 31, 2008 the cumulative earnings upon which United States income taxes have not been provided for were approximately $193 million. Determination of the amount of unrecognized deferred tax liabilities for temporary differences related to earnings of these foreign subsidiaries that are indefinitely reinvested is not practical.

The Company’s income taxes payable has been reduced by the tax benefits from employee stock options. The Company receives an income tax benefit calculated as the difference between the fair market value of the stock issued at the time of the exercise and the option price, tax effected. The net tax benefits from employee stock option transactions were $19.8 million, $94.3 million, and $71.2 million in fiscal 2008, 2007 and 2006, respectively, and were reflected as an increase to common stock in the consolidated statements of shareholders’ equity.

The Company adopted the provisions of FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, on February 1, 2007. The cumulative effect of adopting FIN 48 was a $9.9 million decrease to the opening balance of retained earnings.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows: (in thousands)

For the fiscal year end January 31, 2008
Beginning balance as of February 1, 2007 (upon adoption)	$139,786
Increases related to prior year tax positions	5,275
Decreases related to prior year tax positions	(1,029)
Increases related to current year tax positions	15,723
Decreases related to settlements with taxing authorities	(4,439)
Decreases related to lapse of statute of limitation.	(5,479)

Ending balances at January 31, 2008	$149,837

If the ending balance of $149.8 million of unrecognized tax benefits at January 31, 2008 were recognized, approximately $75.0 million would affect the effective tax rate.

The Company is currently under audit by the Internal Revenue Service and several states and foreign jurisdictions. It is possible that the amount of the liability for unrecognized tax benefits, including the unrecognized tax benefits related to the audits referenced above, may change within the next 12 months. However, an estimate of the range of possible changes cannot be made at this time. In addition, over the next twelve months, the Company’s existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

In accordance with the Company’s accounting policy, it recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. This policy did not change as a result of the adoption of FIN 48. The Company had accrued interest and penalties of $15.1 million at January 31, 2008, and $9.0 million as of the date of adoption of FIN 48.

The Company files income tax returns in the U.S federal jurisdiction, in various states, and in various foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before January 31, 2001.

12. Stockholders’ Equity

Share activity

The following table represents changes in outstanding shares of common stock (in thousands):

Common stock
Balance at January 31, 2005	398,091
Issuance of common stock and shares issued under stock option and stock purchase plans	10,380
Purchases of common stock	(22,528)

Balance at January 31, 2006	385,943
Issuance of common stock and shares issued under stock option and stock purchase plans	12,352

Balance at January 31, 2007	398,295
Issuance of common stock and shares issued under stock option and stock purchase plans	14,737

Balance at January 31, 2008	413,032

Common stock

The Company has reserved or registered shares of common stock for future issuance at January 31, 2008, as follows (in thousands):

Shares reserved for Incentive Stock Option Plans	98,161
Shares reserved for Employee Stock Purchase Plan	23,214

Total common stock reserved or registered for future issuance	121,375

Share Repurchase Program

In September 2001, March 2003, May 2004, March 2005 and May 2007, the Board of Directors approved stock repurchases that in aggregate equaled $1.1 billion of our common stock under a share repurchase program (the “Share Repurchase Program”). In fiscal 2006, 22.5 million shares were repurchased at a total cost of $193.7 million. In fiscal 2007 and fiscal 2008, there were no repurchases, leaving approximately $621.7 million of the approval limit available for share repurchases under the Share Repurchase Program.

Preferred Stock Rights Plan

In September 2001, the Board of Directors approved a Preferred Stock Rights Plan, which has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Board of Directors. Immediately prior to the execution of the merger agreement with Oracle, on January 16, 2008, BEA entered into a Second Amendment to the Preferred Stock Rights Plan, dated as of September 14, 2001, as amended as of January 15, 2003, between the Company and Computershare Trust Company, N.A. for the purpose of amending the Rights Plant to render it inapplicable to the merger agreement and the contemplated merger with Oracle.

13. Employee Benefit Plans and Stock-Based Compensation

Stock option plans

Under the Company’s stock option plans, incentive and nonqualified stock options may be granted to eligible participants to purchase shares of the Company’s common stock. Restricted stock awards, including restricted stock units and restricted stock, may be granted under the Company’s stock option plans as well. Options generally vest over a four-year period and have a term of seven to ten years, while restricted stock awards generally vest over a two to four year period. In addition, commencing in July 2006, the stock plan requires that restricted stock have vesting conditions with at least a 3-year term. The exercise price of the stock options is determined by the administrator of the plan on the date of grant and is generally equal to the fair market value of the stock on the grant date. The Company also has employee stock purchase plans that allow qualified employees to purchase Company shares at 85% of the fair market value on specified dates.

Originally, on an annual basis through fiscal 2007, the number of shares available in the stock option plan was automatically increased by an amount of up to 6 percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year, less the number of shares of common stock added to the Employee Stock Purchase Plan, based on a formula, but not to exceed 24 million shares per fiscal year. For fiscal 2007, the Company reduced the annual increase to 3%. Fiscal 2007 and 2008 also included an increase that was consistent with the 2006 Stock Option Plan documents which allows cancelled options from the 1997 Plan to increase the options and awards available for grant in the 2006 Stock Option Plan.

FAS 123(R) Overview

Prior to February 1, 2006, we accounted for these stock-based employee compensation plans under the measurement and recognition provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or “APB 25,” and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, or “FAS 123”. Certain options assumed in acquisitions, grants of restricted stock awards and discounted stock options granted primarily in fiscal 2003, and the situations identified through the stock option review resulted in recording stock-based compensation during periods prior to February 1, 2006. All other stock-based grants had exercise prices equal to the fair market value of our common stock on the date of grant. We elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for these grants. We also recorded no compensation expense in connection with our employee stock purchase plans as they qualified as non-compensatory plans following the guidance provided by APB 25. In accordance with FAS 123 and Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, in footnote 1 we disclose our net income and net income per share for the year ended January 31, 2006 as if we had applied the fair value-based method in measuring compensation expense for our stock-based compensation plans.

Effective February 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment or “FAS 123(R)” using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the year ended January 31, 2007 included: (a) compensation expense for all share-based payments granted prior to but not yet vested as of February 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation expense for all share-based payments granted or modified on or after February 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FAS 123(R). Compensation expense is recognized only for those awards that are expected to vest, whereas prior to the adoption of FAS 123(R), we recognized forfeitures as they occurred. In addition, we elected the straight-line attribution method as our accounting policy for recognizing stock-based compensation expense for all awards that are granted on or after February 1, 2006.

In accordance with FAS 123(R), FAS No. 109, Accounting for Income Taxes (“FAS 109”), and EITF Topic D-32, Intra-Period Tax Allocation of the Effect of Pretax Income from Continuing Operations, the Company has elected to recognize excess income tax benefits from stock option exercises in additional paid-in capital only if an incremental income tax benefit would be realized after considering all other tax attributes presently available to the Company.

During the third quarter of fiscal 2007, the Company’s Audit Committee commenced an internal review of the Company’s historical stock option granting practices with the assistance of independent legal counsel. As a result, the filing of the Company’s Form 10-Q for the second quarter of fiscal 2007 was indefinitely delayed. Because the Company was not current in its reporting obligations under the Securities Exchange Act, the Company’s Form S-8 was suspended and consequently the Company was unable to issue shares of its common stock. As a result, the Company incurred additional stock based compensation expense due to modifying certain vested options that could not be exercised due to the suspended Form S-8. During the twelve months ended January 31, 2007, the Company recognized approximately $2.7 million of additional stock based compensation expense due to (1) modifying the termination exercise period for vested options for employees who terminated prior to September 7, 2006 and employees who terminated subsequent to September 7, 2006 and (2) modifying the expiration date for two employees’ stock options that were set to expire during the suspension period. These two types of modifications were extended to any individual who met the aforementioned circumstances. Due to the fact that we modified the termination exercise period for employees who terminated subsequent to September 7, 2006, a liability of $1.3 million was recorded on the balance sheet as of January 31, 2007, and was marked to market on a quarterly basis until the earlier of the options being exercised or 30 days after the suspension being lifted, which was November 15, 2007, and we were able to issue shares of common stock. In fiscal 2008 we recognized an additional $1.4 million of expense in order to settle this modification.

Tender Offer

On November 15, 2007, after BEA became current with its reporting obligations under the Securities and Exchange Act of 1934, the Company filed a Tender Offer Statement on Schedule TO with the SEC. The tender offer extended an offer by BEA to holders of certain outstanding stock options granted under the Company’s Stock Plans to amend the exercise price on their outstanding options impacted by the change in measurement date. The purpose of the tender offer was to amend the exercise price on options to have the same price as the fair market value on revised measurement dates that were identified during the Company’s independent review. As part of the tender offer, the Company paid cash of $10.8 million, including payroll taxes, in January 2008 to reimburse employees for any increase in the exercise price of their options resulting from the amendment. The impact of this payment, which was recorded during the fourth quarter of fiscal 2008, resulted in a decrease to additional paid-in capital of $7.4 million, an increase in stock-based compensation expense of $2.4 million and an increase in payroll tax expenses of $1.0 million.

Stock-based compensation

The following table summarizes the stock-based compensation expense for stock options, modifications to stock options, restricted stock awards, options assumed in acquisitions and our employee stock purchase plans included in our results from continuing operations (in thousands):

	For fiscal year ended January 31,
	2008	2007	2006
Cost of license fees	$145	$213	$29
Cost of services	5,723	9,829	2,652
Sales and marketing	14,669	24,597	7,192
Research and development	10,068	16,140	4,026
General and administrative	14,871	17,642	6,798

Stock-based compensation before income taxes(1)	45,476	68,421	20,697
Income tax benefit	(10,789)	(15,463)	(4,864)

Total stock-based compensation expense after taxes	$34,687	$52,958	$15,833

(1)	Amount includes $5.6 million, $8.3 million and $5.0 million of stock-based compensation expense related to restricted stock awards for the twelve months ended January 31, 2008, 2007 and 2006, respectively.

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

The assumptions used and the resulting estimates of weighted-average fair value per share of options granted during those periods are summarized as follows:

For the fiscal year ended January 31,
Employee Stock Option	2008	2007	2006
Risk-free interest rate	2.7-4.5%	4.8-4.9%	4.35-5.05%
Expected volatility	19-33%	30-70%	41-54%
Expected term	3.7-4.6 years	3.6-4.4 years	4.0-5.0 years
Expected dividends	None	None	None

In anticipation of adopting FAS 123(R), the Company refined the variables used in the Black-Scholes-Merton model during fiscal 2006. As a result, the Company refined its methodology of estimating the expected term to be more representative of future exercise patterns. The Company also refined its computation of expected volatility by considering the volatility of publicly traded options to purchase its common stock. The weighted average estimated fair value of employee stock options granted during fiscal 2008, 2007 and 2006 was $3.86, $4.44 and $3.78 per option, respectively.

Stock Options

Information with respect to option activity under the Company’s stock option plans are summarized as follows:

(Shares in thousands)	Options outstanding	Exercise price per share	Weighted average exercise price per share
Options outstanding at January 31, 2005	77,846	$0.07-$85.56	$12.92
Granted	13,639	$4.16-$9.35	$7.52
Exercised	(7,148)	$0.07-$10.14	$5.09
Canceled	(15,607)	$0.07-$85.56	$16.60

Options outstanding at January 31, 2006	68,730	$0.07-$85.56	$11.82
Granted	11,769	$8.58-$16.50	$12.28
Exercised	(9,843)	$0.07-$13.81	$7.67
Canceled	(4,845)	$0.07-$85.56	$13.90

Options outstanding at January 31, 2007	65,811	$0.07-$85.56	$12.37
Granted	9,580	$10.95-$18.61	$12.64
Exercised	(13,721)	$0.12-$18.04	$8.83
Canceled	(4,683)	$1.50-$85.56	$19.32

Options outstanding at January 31, 2008	56,987	$0.12-$85.56	$13.27

Options exercisable at January 31, 2008	40,346	$0.12-$85.56	$13.85

Options exercisable at January 31, 2007	47,384	$0.12-$85.56	$13.14

Options exercisable at January 31, 2006	46,569	$0.07-$85.56	$13.73

Options and awards available for grant at January 31, 2008	34,806

The weighted average grant date fair value of stock options, as calculated using the Black-Scholes-Merton model under FAS 123(R), was as follows:

	Fiscal 2008		Fiscal 2007	Fiscal 2006
Stock options granted with an exercise price equal to the Company’s stock price on date of grant		$3.86	$4.54	$	na
Stock options granted with an exercise price less than the Company’s stock price on date of grant	$	na	$4.48		$4.02
Stock options granted with an exercise price greater than the Company’s stock price on date of grant	$	na	$3.88		$3.30

The following table summarizes information about outstanding and exercisable stock options at January 31, 2008:

	Outstanding		Exercisable
	Number of shares	Weighted average remaining contractual life (in years)	Weighted average exercise price	Number of shares	Weighted average exercise price
	(Shares in thousands)
Range of per share exercise prices
$ 0.12–$ 6.82	6,251	3.44	$5.23	6,155	$5.23
$ 6.83–$ 7.98	6,487	5.99	$7.48	4,797	$7.43
$ 8.13–$ 8.66	7,081	6.55	$8.43	6,360	$8.44
$ 8.67–$ 11.29	6,060	6.22	$10.05	4,535	$10.05
$11.33–$12.40	10,079	5.82	$12.10	3,168	$11.80
$12.45–$12.96	6,491	6.74	$12.80	4,312	$12.76
$12.99–$15.80	5,794	7.05	$13.65	2,845	$13.67
$15.85–$33.18	6,186	3.50	$23.45	5,616	$24.05
$33.27–$80.94	2,538	2.52	$48.65	2,538	$48.65
$85.56–$85.56	20	2.73	$85.56	20	$85.56

$ 0.12–$85.56	56,987			40,346

The Company’s vested or expected to vest stock options and exercisable stock options as of January 31, 2008 are summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Vested or expected-to-vest options	54,231	$13.31	5.48	$401,404
Exercisable options	40,346	$13.85	4.99	$305,294

Aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the fiscal period, which was $18.69 as of January 31, 2008, and the exercise price multiplied by the number of related options. There were approximately 50.8 million shares that had exercise prices that were lower than the market price of our common stock as of January 31, 2008.

The total pre-tax intrinsic value of options exercised during the twelve months ended January 31, 2008 was $105.1 million. The intrinsic value represents the difference between the fair market value of the Company’s common stock on the date of exercise and the exercise price of each option.

Total fair value of options vested during fiscal 2008 was $33.9 million. As of January 31, 2008, approximately $74.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years, which excludes approximately $27.2 million of the total unrecognized compensation cost which is estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.

The total cash received from employees as a result of stock option exercises during the year ended January 31, 2008 was $120.4 million, and a tax benefit of $19.7 million was realized by the Company for the year ended January 31, 2008. The Company settles employee stock option exercises with newly issued common shares.

Extension of Stock Option Exercise Periods for Former Employees

The Company could not issue any securities under its registration statements on Form S-8 during the period it was not current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, options vested and held by the Company’s former employees could not be exercised until the completion of the Company’s stock option review and the Company’s public filings obligations were met (the “trading black-out period”). During fiscal 2007, approximately 529,939 such options were due to expire. The Company extended the expiration date of these stock options to the end of a 30-day period subsequent to the Company’s filing of its required regulatory reports. As a result of the modification, the fair value of such stock options were reclassified to current liabilities subsequent to the modification and are subject to mark-to-market provisions at the end of each reporting period until final settlement. The Company measured the fair value of these stock options using the Black-Scholes-Merton option valuation model and recorded an aggregate fair value of approximately $1.3 million under current liabilities as of January 31, 2007. Changes to the fair values of these options was measured quarterly and reflected in the Company’s consolidated statement of income and in the fourth quarter of fiscal 2008, these options were settled. The Company recognized an additional $1.4 million of expense associated with modifications in fiscal 2008.

Restricted Stock Awards

The Company issues restricted stock units and restricted stock under its 1997 and 2006 Stock Incentive Plan. Restricted stock units are similar to restricted stock in that they are issued for no consideration; however, the holder generally is not entitled to the underlying shares of common stock until the restricted stock unit vests. Restricted stock and restricted stock units are combined and disclosed as restricted stock awards (RSA’s).

Information with respect to restricted stock award activity under the Company’s stock option plans are summarized as follows:

(Shares in thousands)	Restricted Stock Awards outstanding	Weighted average FMV at grant per share
Awards outstanding at January 31, 2005	1,085	$8.17
Granted	641	$8.15
Vested	(598)	$7.76
Cancelled	(229)	$8.63

Awards outstanding at January 31, 2006	899	$8.30
Granted	1,022	$12.24
Vested	(222)	$8.23
Cancelled	(90)	$9.27

Awards outstanding at January 31, 2007	1,609	$10.76
Granted	1,763	$16.33
Vested	(1,106)	$22.19
Cancelled	(88)	$11.02

Awards outstanding at January 31, 2008	2,178	$9.45

In fiscal 2008, the Company issued 1,762,775 of restricted stock awards to certain employees. In fiscal 2007, the Company issued a total of 1,021,667 restricted stock awards to certain employees. In fiscal 2006, the Company issued a total of 640,500 restricted stock awards to certain of its employees.

The Company’s vested or expected to vest restricted stock awards as of January 31, 2008 are summarized below:

	Number of Shares	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding restricted stock awards	2,178	$—	2.08	$40,623
Vested and expected-to-vest restricted stock awards	1,583	$—	1.86	$29,513

None of the restricted stock awards were vested as of January 31, 2008. As of January 31, 2008, approximately $31.5 million of total unrecognized compensation cost related to restricted stock awards is expected to be recognized over a weighted-average period of 3.4 years. Approximately $10.8 million of the total unrecognized compensation cost is estimated to be forfeited prior to the vesting of such awards and has been excluded from the preceding cost.

Deferred Compensation

In accordance with the adoption of FAS123(R), the deferred compensation balance of $19.8 million at January 31, 2006 was eliminated from the balance sheet, with the offset to additional paid in capital.

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

Employee stock purchase plan

In March 1997, the Company’s stockholders approved an Employee Stock Purchase Plan (the “ESPP Plan”) for all employees meeting certain eligibility criteria. Under the ESPP Plan, employees may purchase shares of the Company’s common stock, subject to certain limitations, at 85 percent of the lower of the closing sale price of BEA’s Common Stock reported on the NASDAQ National Market (“NASDAQ”) at the beginning or the end of each six-month offering period. Additionally, the price paid by the employee will not exceed 85 percent of the closing sale price as reported on NASDAQ at the beginning of a 24 month period that restarts in December or July of every second year, determined by the employee’s enrollment date in the plan. Eligible employees may purchase common stock through payroll deductions by electing to have between one percent and 15 percent of their compensation withheld, subject to certain limitations. Originally, on an annual basis through fiscal 2007, the number of shares available in the ESPP Plan automatically increased by an amount equal to the lesser of 24 million shares or six percent of the outstanding shares of common stock on the last day of the immediately preceding fiscal year less the number of shares of common stock added to the stock option plan. For fiscal 2008 and fiscal 2007 we reduced the annual increase to 3%. On January 18, 2006, the Board of Directors approved an amendment to the ESPP Plan to change the subscription period to 6 months from 24 months effective with the next offering period beginning July 1, 2006.

ESPP awards were valued using the Black-Scholes-Merton option valuation model. During the twelve months ended January 31, 2008, 2007 and 2006 ESPP awards were valued using the following weighted-average assumptions:

	For the fiscal year ended January 31,
Employee Stock Purchase Plan	2008	2007	2006
Risk-free interest rate	2.3%	5.2%	2.97-5.10%
Expected volatility	35%	37%	29-40%
Expected term	6 months	6 months	0.5-2.0 years
Expected dividends	None	None	None

The weighted average estimated grant date fair value of the ESPP shares (calculated using the Black-Scholes-Merton model) was $3.84, $3.37 and $2.91 in fiscal years 2008, 2007 and 2006, respectively.

Approximately 0.3 million, 2.6 million, and 3.4 million shares for total proceeds of approximately $3.2 million, $18.6 million and $23.9 million, respectively, were sold through the ESPP Plan in fiscal 2008, 2007 and 2006. At January 31, 2008, 32.8 million shares had been issued under the ESPP Plan and 23.2 million shares were reserved for future issuance.

The Company could not issue any securities under its registration statements on Form S-8 during the period it was not current in its SEC reporting obligations for filing its periodic reports under the Securities Exchange Act of 1934. As a result, a purchase for the ESPP period commencing July 1, 2006 that was supposed to occur on December 15, 2006 was postponed. This resulted in a modification to the ESPP which resulted in additional compensation expense of $1.7 million and $0.5 million in fiscal 2008 and fiscal 2007.

401(k) Plan

The Company sponsors the BEA Systems 401(k) Profit Sharing Plan (401(k) Plan). Most employees (Participants) are eligible to participate following the start of their employment, at the beginning of each calendar month. Participants may contribute up to the lesser of 100% of their current compensation to the 401(k) Plan or an amount up to a statutorily prescribed annual limit. The Company pays the direct expenses of the 401(k) Plan and matches 50% of Participant’s contributions up to a maximum of the lesser of $3,000 per year prior to fiscal 2007 and $5,000 for fiscal 2008. The Company’s matching contribution vests over one year from employment commencement and was approximately $5.8 million, $6.0 million and $5.1 million for the years ended January 31, 2008, 2007 and 2006, respectively. Employer contributions not vested upon employee termination are forfeited.

14. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	January 31,
	2008	2007	2006
Foreign currency translation adjustment	$22,844	$12,534	$5,430
Unrealized gain or loss on available-for-sale investments, net of income taxes of $0, $0 and $0 million in fiscal 2008, 2007, and 2006, respectively	7,178	(372)	(2,302)

Total accumulated other comprehensive income	$30,022	$12,162	$3,128

15. Minority Interest in Equity Investments

In fiscal 2008 the Company recorded $1.1 million gain, related to disposals of minority investments. In fiscal 2007, the Company recognized $11.1 million of net gains on the disposal of two minority interests in equity investments. The first disposal was of shares of a privately held company that went public in February 2006 and resulted in a $2.7 million gain. The second disposal of a minority interest in equity investment was a privately held company acquired by a third party in March 2006, which resulted in an $8.4 million net gain.

16. Geographic Information and Revenue by Type of Product or Service

Geographic information

Information regarding the Company’s operations by geographic area is as follows (in thousands):

	Fiscal year ended January 31,
	2008	2007	2006
Total revenues:
Americas	$756,834	$752,082	$622,624
Europe, Middle East and Africa (EMEA)	525,377	446,464	397,815
Asia/Pacific (APAC)	253,569	203,803	179,406

	$1,535,780	$1,402,349	$1,199,845

Long-lived assets(1) (at end of fiscal year):
Americas	$452,905	$438,662	$557,901
EMEA	3,918	3,710	3,278
APAC	13,112	14,203	8,282

	$469,935	$456,575	$569,461

(1)	Long-lived assets include all long-term assets except those specifically excluded under the Statement of Financial Accounting Standard No. 131, Disclosure about Segments of an Enterprise and Related Information, such as deferred income taxes.

The Company generally assigns revenues to geographic areas based on the location from which the invoice is generated. Certain large revenue transactions with multi-national customers are allocated to multiple geographic areas based on the relative contribution of each geographic area to the overall sales effort. Two individual countries accounted for more than 10 percent of total revenues in fiscal 2008: the United States with $675.6 million or 44.0 percent and the United Kingdom with $156.4 million or 10.2%. The only individual country that accounted for more than 10 percent of total revenues in fiscal 2007 was the United States with $684.6 million or 48.9 percent. The only individual countries that accounted for more than 10 percent of total revenues in fiscal 2006 were the United States with $570.6 million or 47.6 percent and the United Kingdom with $130.0 million or 10.8 percent. The only individual country that accounted for more than 10 percent of total long-lived assets at the end of fiscal 2008 was the United States with $450.8 million or 95.9 percent. The only individual country that accounted for more than 10 percent of total long-lived assets at the end of fiscal 2007 was the United States with $438.7 million or 96.1 percent. The only individual country that accounted for more than 10 percent of total long-lived assets at the end of fiscal 2006 was the United States with $557.9 million or 97.9 percent.

Revenue by type of product or service

The Company considers all license revenue derived from its various software products to be revenue from a group of similar products.

The following table provides a breakdown of services revenue by similar type (in thousands):

	Fiscal year ended January 31,
	2008	2007	2006
Consulting and education revenues	$210,030	$175,665	$145,572
Customer support revenues	773,728	653,214	542,724

Total services revenue	$983,758	$828,879	$688,296

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net income per share computations (in thousands, except per share data):

	Fiscal year ended January 31,
	2008	2007	2006
Numerator:
Net income	$208,181	$4,500	$143,170

Denominator:
Denominator for basic net income per share:
Weighted average shares outstanding	400,362	394,416	389,056
Weighted average shares subject to repurchase and shares held in escrow	(22)	(316)	(6)

Denominator for basic net income per share, weighted average shares outstanding	400,340	394,100	389,050
Weighted average dilutive potential common shares:
Options and shares subject to repurchase and shares held in escrow	16,200	16,020	8,340

Denominator for diluted net income per share	416,540	410,120	397,390

Basic net income per share	$0.52	$0.01	$0.37

Diluted net income per share	$0.50	$0.01	$0.36

The computation of diluted net income per share for the fiscal year ended January 31, 2008, 2007, and 2006 excludes the impact of options to purchase 10.1 million, 16.3 million, and 36.3 million shares of common stock, respectively, as such an impact would be anti-dilutive. The computation of diluted net income per share for the fiscal year ended January 31, 2006, also excludes the conversion of the $465 million 4% Convertible Subordinated Notes due December 15, 2006 (“2006 Notes”) which were convertible into 13.4 million shares of common stock, as such impact would be anti-dilutive.

18. Supplemental Cash Flow Disclosures

Cash payments for interest were $5.1 million, $23.1 million, and $32.6 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively. Cash payments for income taxes were approximately $42.1 million, $40.8 million and $18.6 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively. The Company recorded net increases in deferred compensation, excluding amortization during fiscal 2006, of approximately $16.0 million for discounted stock options identified as part of the stock option review, restricted stock awards, stock options granted with an exercise price lower than the fair market value of the Company’s stock on the date of grant, and stock options granted in connection with acquisition. The Company recorded a tax benefit from stock options of $10.8 million, $94.3 million, and $71.2 million in fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

19. Commitments and Contingencies

Merger with Oracle Corporation

On January 16, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oracle Corporation (“Oracle”) and Bronco Acquisition Corporation, a wholly-owned subsidiary of Oracle (“Merger Sub”). The Merger Agreement provides that, subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”) and, as a result of the Merger, the separate corporate existence of Merger Sub will cease and the Company will continue as the surviving corporation and become a wholly-owned subsidiary of Oracle. Upon the closing of the Merger, each share of common stock of the Company issued and outstanding immediately prior to consummation of the Merger (other than shares owned by the Company, Oracle or Merger Sub) will be converted into the right to receive $19.375 in cash, without interest. In addition, options to acquire Company common stock, restricted stock unit awards, restricted stock awards and other equity-based awards denominated in shares of Company common stock outstanding immediately prior to the consummation of the Merger will be converted into options, restricted stock unit awards, restricted stock awards or other equity-based awards, as the case may be, denominated in shares of Oracle common stock based on formulas contained in the Merger Agreement, except for equity-based awards held by a person who is not an employee of, or a consultant to, the Company or any of its subsidiaries at the time of the consummation of the Merger, which equity-based awards shall be converted into the right to receive cash based on formulas contained in the Merger Agreement.

The Merger is subject to the approval of the Company’s stockholders representing a majority of the outstanding shares of Company common stock. A special meeting of the Company’s stockholders to consider and vote on the proposal to adopt the Merger Agreement will be held on April 4, 2008. Stockholders of record as of the close of business on February 28, 2008 will be entitled to vote at the special meeting. In addition, the Merger is subject to antitrust clearance or approvals in both the United States and the European Union, as well as other customary closing conditions. On February 27, 2008, the U.S. Department of Justice and the Federal Trade Commission granted early termination of the Hart-Scott-Rodino (HSR) review period. BEA and Oracle are working toward obtaining all required clearances as soon as possible.

Under the terms of the Merger Agreement, the Company is required to pay Oracle a termination fee in the amount of $250 million in cash in the following circumstances:

•

the Merger Agreement is terminated by Oracle because either (1) the Company’s Board of Directors fails to make or withdraws (or has publicly proposes to do either) its recommendation to the Company’s stockholders to adopt and approve the Merger Agreement or modifies or publicly proposes to modify its recommendation in a manner adverse to Oracle or Merger Sub, (2) the Company enters into, or publicly announces its intention to enter into, a written agreement relating to an acquisition proposal from a third party, or (3) the Company or any of its representatives willfully and materially breach any of it obligations under the non-solicitation provisions in the Merger Agreement;

•

the Merger Agreement is terminated by the Company because, prior to the receipt of the approval of the Company’s stockholders to adopt the Merger Agreement, the Company’s Board of Directors authorizes the Company to enter into, and the Company substantially concurrently enters into, a binding definitive agreement with a third party for a transaction constituting a superior proposal; or

•

the Merger Agreement is terminated by either the Company or Oracle because (A) either (1) the Merger is not consummated before October 16, 2008 (the “End Date”) (the End Date may be extended to July 16, 2009 in order to obtain all necessary antitrust approvals), unless the failure to complete the Merger by such date is due to the actions of the party seeking to terminate the Merger Agreement, or (2) the Company’s stockholders fail to adopt the Merger Agreement, (B) prior to either the termination of the Merger Agreement or the date of the special meeting of the Company’s stockholders, as the case may be, an acquisition proposal by a third party has been publicly announced and not publicly withdrawn, and (C) within 12 months following the date of such termination, the Company either enters into a definitive agreement with respect to, or consummates, an acquisition proposal from a third party.

In addition, if the Company has not breached its non-solicitation and antitrust obligations under the Merger Agreement (except for such breaches that are unintentional and immaterial), Oracle is required to pay the Company a termination fee in the amount of $500 million in cash in the following circumstances:

•

the Merger Agreement is terminated by either the Company or Oracle because the Merger is not consummated before the End Date and either (A) the antitrust closing conditions have not been satisfied or waived, or (B) a governmental entity has issued an order, rule or regulation relating to antitrust matters that restrains, enjoins or prohibits the consummation of the Merger; or

•

the Merger Agreement is terminated by either the Company or Oracle because either (A) a governmental entity of competent jurisdiction has issued a final and non-appealable order, decree, ruling or other action permanently enjoining, restraining or otherwise prohibiting the consummation of the Merger or (B) any law or regulation is adopted that makes the consummation of the Merger illegal or otherwise prohibited, and, in either instance, all other closing conditions of Oracle and Merger Sub have been met or waived.

Furthermore, if either the Company or Oracle terminates the Merger Agreement because of a failure to obtain the requisite approval of the Company’s stockholders upon a final vote taken at a special meeting of the Company’s stockholders (or any adjournment or postponement thereof), BEA is required to reimburse Oracle for all of its documented reasonable out-of-pocket fees and expenses (including reasonable legal and other third party advisors fees and expenses) actually incurred by Oracle and its affiliates on or prior to the termination of the Merger Agreement in an amount not to exceed $25 million. Any such required payments will be credited against any obligation that the Company may have to pay the termination fee described above.

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

Approximate annual minimum operating lease commitments (in thousands):

January 31,	Commitments As of January 31, 2008
Fiscal 2009	$54,187
Fiscal 2010	42,101
Fiscal 2011	31,801
Fiscal 2012	24,159
Fiscal 2013	13,598
Thereafter	25,891

Total minimum lease payments	$191,737

As of January 31, 2008, the Company’s expected future sublease rental income was $9.4 million to be recognized over the next six years.

Total rent expense charged to operations for fiscal 2008, fiscal 2007 and fiscal 2006 was approximately $45.2 million, $44.8 million and $40.4 million, respectively.

Litigation and Other Claims

The Company and its subsidiary Plumtree Software, Inc. (“Plumtree”) are involved in a patent infringement lawsuit against Datamize, LLC (“Datamize”) in the U.S. District Court for the Northern District of California. In July 2004, Plumtree sued Datamize for declaratory judgment that certain U.S. patents are invalid and not infringed. In January 2007, Datamize answered Plumtree’s complaint and counterclaimed for infringement. In July 2007 the parties were realigned so that Datamize is the plaintiff, and BEA was added to the case as a defendant. The Court issued its claim construction order on August 7, 2007. On February 5, 2008 the Court granted Plumtree’s and BEA’s motion to disqualify Datamize’s lead counsel based on a conflict. In response, Datamize filed on March 6, 2008 a petition for a writ of mandamus in the Federal Circuit Court of Appeals seeking review of the disqualification order. On March 10, 2008, the district court entered the parties’ stipulation to vacate the current schedule and stay the case while Datamize’s petition for a writ of mandamus is considered. Plumtree and the Company intend to vigorously defend against Datamize’s allegations of infringement and vigorously pursue their claim for declaratory relief. It is not known when or on what basis this action will be resolved.

On August 23, 2005, a class action lawsuit titled Globis Partners, L.P. v. Plumtree Software, Inc. et al. was filed in the Court of Chancery in the State of Delaware in and for New Castle County (the “Globis Action”). The complaint names Plumtree, all members of Plumtree’s board of directors and the Company as defendants. The suit alleges, among other claims, that the consideration to be paid in the proposed acquisition of Plumtree by the Company is unfair and inadequate. The complaint seeks an injunction barring consummation of the merger and, in the event that the merger is consummated, a rescission of the merger and an unspecified amount of damages. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. On November 30, 2007 the court dismissed this lawsuit.

In addition, on August 24, 2005, a class action lawsuit titled Keitel v. Plumtree Software, Inc., et al. was filed in the Superior Court of the State of California for the County of San Francisco (the “Keitel Action”). The complaint names Plumtree and all member of Plumtree’s board of directors as defendants alleging similar complaints and seeking similar damages as the class action brought by Globis Partners, L.P. The Keitel Action has been stayed pending the outcome of the Globis Action. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved. On March 26, 2008, the plaintiffs filed for dismissal of the lawsuit with the court.

In the Keitel Action, plaintiffs sought an injunction against completion of the merger. That motion was denied and the case has now been stayed. In the Globis Action, plaintiff filed an amended complaint on October 22, 2005, which the Company moved to dismiss on October 6, 2006. Plumtree and the individual defendants moved to dismiss the amended complaint on the same date. On December 8, 2006, plaintiff moved for leave to file a second amended complaint. On January 4, 2007, parties stipulated to permit plaintiff to file the second amended complaint. It was filed on January 16, 2007. Defendants moved to dismiss the second amended complaint on February 5, 2007. The briefing on the motions has been completed. Currently, the parties are waiting for the Court to set a date for the hearing. There can be no assurance that we will be able to achieve a favorable resolution. An unfavorable resolution of the pending litigation could result in the payment of substantial damages which could have a material adverse effect on our business, financial condition and results of operations. In addition, as a result of the merger, we have assumed all liabilities of Plumtree resulting from the litigation. On March 26, 2008, the plaintiffs filed for dismissal of the lawsuit with the court.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. In addition, the current complaint includes a claim purportedly on behalf of a class of BEA shareholders arising out of Oracle’s October 10, 2007 unsolicited acquisition proposal, claiming that members of our Board of Directors breached their fiduciary duties in response to the proposal. It is not known when or on what basis the action will be resolved.

In addition, on August 25, 2006, another shareholder derivative action was filed in the Superior Court for the County of Santa Clara. The court granted a motion to stay that action in deference to the actions filed previously in federal court. It is not known when or on what basis the action will be resolved.

On July 20, 2006, the first of several derivative lawsuits was filed by a purported Company shareholder in the United States District Court for the Northern District of California. The cases were subsequently consolidated and plaintiffs’ current complaint names certain of the Company’s present and former officers and directors as defendants and names the Company as a nominal defendant. The complaint alleges that the individual defendants violated the federal securities laws and breached their duties to the Company in connection with our historical stock option grant activities. On October 25, 2007, the complaint was amended to assert a purported class action claim alleging that the Company’s directors breached their fiduciary duties by failing to fully inform themselves of the Company’s true value prior to rejecting Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. Plaintiffs seek an order requiring the director defendants to implement a procedure or process to determine the Company’s true value and obtain the highest possible price for shareholders. The Company is defending the case vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007, two putative class action lawsuits, titled Freedman v. BEA Systems, Inc. et al. (the “Freedman Action”) and Blaz v. BEA Systems, Inc. et al. (the “Blaz Action”) were filed in the Court of Chancery of the State of Delaware. Both complaints named the Company and its directors as defendants, asserting that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. The complaints sought injunctive relief, including the implementation of a process or procedure to obtain the highest possible price for the Company’s shareholders through negotiations with Oracle or other means. By order dated October 29, 2007, the Court of Chancery ordered the Freedman Action and the Blaz Action, and any new case arising out of the same subject matter filed in or transferred to the Court of Chancery, consolidated under the caption In re BEA Systems, Inc. Shareholders Litigation (the “Consolidated Delaware Action”). On October 31, 2007, a purported class action lawsuit titled Fonte v. BEA Systems, Inc. et al. was filed in the Court of Chancery (the “Fonte Action”). The Fonte Action named the same parties, contained substantially similar allegations, and sought substantially similar relief as the Freedman Action and the Blaz Action, and was subsequently consolidated into the Consolidated Delaware Action. It is not known when or on what basis this action will be resolved.

On February 20, 2008, plaintiffs in the Consolidated Delaware Action filed a Verified Consolidated Class Action Complaint (the “Consolidated Complaint”). The Consolidated Complaint alleges that the directors breached their fiduciary duty of disclosure by including purportedly misleading and incomplete disclosures in BEA’s preliminary proxy statement regarding the Company’s proposed merger with Oracle. The Consolidated Complaint also alleges that the directors breached their fiduciary duties of loyalty, care, and good faith by purportedly failing to obtain the highest merger price reasonably available and purportedly delegating their duty to negotiate the merger consideration to Carl Icahn. The Consolidated Complaint further alleges that in addition to its annual meeting on March 18, 2008, the Company is required to hold a second annual meeting on or before June 23, 2008. The Consolidated Complaint seeks injunctive relief and damages. On February 29, 2008, plaintiffs in the Consolidated Delaware Action moved for expedited proceedings and for a preliminary injunction enjoining a stockholder vote on, or consummation of, the merger with Oracle. On March 5, 2008, the Court of Chancery granted plaintiffs’ motion for expedited proceedings and scheduled a preliminary injunction hearing for March 26, 2008. At the March 26, 2008 hearing, the plaintiff’s motion was denied by the court. The Company is defending the Consolidated Delaware Action vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 12, 2007 a putative class action lawsuit titled Gross v. BEA Systems, Inc. et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Gross Action”). The complaint names the Company, eight of its directors, and certain unnamed “John Doe” parties as defendants, alleging that the directors breached their fiduciary duties by failing to give proper consideration to Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount. It is not known when or on what basis this action will be resolved.

On October 16, 2007, a putative class action lawsuit titled Ellman v. Chuang et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Ellman Action”). The complaint names nine of the Company’s directors as defendants and the Company as a nominal defendant, alleging that the directors breached their fiduciary duties by failing to adequately consider Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. In addition, the complaint asserts a derivative cause of action against the director defendants, ostensibly on behalf of and for the benefit of the Company, again alleging that the director defendants breached their fiduciary duties by failing to adequately consider Oracle’s $17.00 proposal. The complaint seeks injunctive relief, including an order requiring the Company’s directors to respond reasonably to offers that are in the best interests of shareholders, a prohibition on entry into any contractual provisions designed to impede the maximization of shareholder value, and an order restraining the defendants from adopting or using any defensive measures against a potential acquiror. It is not known when or on what basis this action will be resolved.

On October 26, 2007 a putative class action lawsuit titled Zwick v. BEA Systems, Inc. et al. was filed in the Superior Court of the State of California for the County of Santa Clara (the “Zwick Action”). The complaint names the Company, eight of its current directors, and certain unnamed “John Doe” parties as defendants. The complaint alleges that the director defendants breached their fiduciary duties by failing to give proper consideration to Oracle’s October 10, 2007 unsolicited proposal to acquire the Company for $17.00 per share. The complaint seeks injunctive relief, including an order requiring the defendants to cooperate with any party expressing a bona fide interest in making an offer that maximizes the value of the Company’s shares and the formation of a stockholders’ committee to ensure the fairness of any transaction involving the Company’s shares. The complaint also seeks compensatory damages in an unspecified amount.

By Order dated February 13, 2008, the Superior Court for the Country of Santa Clara consolidated the Gross Action and the Zwick Action. At a hearing on February 14, 2008, the Superior Court for the County of Santa Clara stated that it would consolidate the Gross Action, Zwick Action, and Ellman Action (“the Consolidated California Action”) pending submission of a proposed order from the parties. The Company is defending the Consolidated California Action vigorously. There can be no assurance, however, that we will be successful in our defense of this action. It is not known when or on what basis this action will be resolved.

On October 26, 2007, a lawsuit titled High River Ltd. P’Ship et al. v. BEA Systems, Inc. et al. was filed in the Court of Chancery of the State of Delaware (the “High River Action”). The action was brought by High River Ltd. Partnership and certain affiliated parties who purport to collectively beneficially own almost 14 percent of the Company’s stock. The complaint sought, pursuant to Del. C. § 211, to compel the Company to hold an annual meeting on or before November 30, 2007, and to enjoin the Company from taking certain actions pending the next annual meeting. The parties subsequently agreed to settle the High River Action. Pursuant to the settlement, the Company will hold its 2007 annual meeting on March 18, 2008. The settlement was approved by the Court of Chancery on December 20, 2007.

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

Warranties and Indemnification

The Company generally provides a warranty for its software products and services to its customers and accounts for its warranties under Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“FAS 5”). The Company’s products are generally warranted to perform substantially as described in the associated product documentation for a period of 90 days. The Company’s services are generally warranted to be performed consistent with industry standards for a period of 90 days from delivery. In the event there is a failure of such warranties, the Company generally is obligated to correct the product or service to conform to the warranty provision or, if the Company is unable to do so, the customer is entitled to seek a refund of the purchase price of the product or service. The Company has not provided for a warranty accrual as of January 31, 2008 or January 31, 2007. To date, the Company’s product warranty expense has not been significant.

The Company generally agrees to indemnify its customers against legal claims that the Company’s software products infringe certain third-party intellectual property rights and accounts for its indemnification obligations under FAS 5. In the event of such a claim, the Company is generally obligated to defend its customer against the claim and to either settle the claim at the Company’s expense or pay damages that the customer is legally required to pay to the third-party claimant. In addition, in the event of an infringement, the Company agrees to modify or replace the infringing product, or, if those options are not reasonably possible, to refund the cost of the software, as pro-rated over a period of years. To date, the Company has not been required to make any payment resulting from infringement claims asserted against its customers. As such, the Company has not recorded a liability for infringement costs as of January 31, 2008.

We have obligations under certain circumstances to indemnify each of the defendant directors against judgments, fines, settlements and expenses related to claims against such directors and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation.

20. Supplementary Data

Supplementary Quarterly Consolidated Financial Data (unaudited):

	Quarter Ended
	January 31, 2008	October 31, 2007	July 31, 2007	April 30, 2007
	(in thousands, except per share data)
Revenues:
License fees	$179,473	$134,782	$123,120	$114,647
Services	261,419	249,646	241,495	231,198

Total revenues	440,892	384,428	364,615	345,845
Cost of revenues:
Cost of license fees	12,997	14,045	14,182	19,745
Cost of services	78,270	75,021	73,720	70,710

Total cost of revenues	91,267	89,066	87,902	90,455

Gross profit	349,625	295,362	276,713	255,390
Operating expenses:
Sales and marketing	151,503	133,627	128,109	128,885
Research and development	62,944	57,070	58,902	61,214
General and administrative	47,268	40,379	36,013	38,154
Facilities consolidation	165	—	1,605	—

Total operating expenses	261,880	231,076	224,629	228,253

Income from operations	87,745	64,286	52,084	27,137
Interest and other, net:
Interest expense	(79)	—	(2,103)	(3,166)
Net gain on sales of equity investments	—	—	222	910
Interest income and other	15,730	13,670	15,433	16,614

Total interest and other, net	15,651	13,670	13,552	14,358

Income before provision for income taxes	103,396	77,956	65,636	41,495
Provision for income taxes	27,676	21,985	18,584	12,057

Net income	$75,720	$55,971	$47,052	$29,438

Net income per share:
Basic	$0.19	$0.14	$0.12	$0.07
Diluted	$0.18	$0.13	$0.11	$0.07

	Quarter Ended
	January 31, 2007	October 31, 2006	July 31, 2006	April 30, 2006
	(in thousands, except per share data)
Revenues:
License fees	$168,735	$136,365	$135,966	$132,404
Services	223,091	211,307	203,649	190,832

Total revenues	391,826	347,672	339,615	323,236
Cost of revenues:
Cost of license fees	17,242	15,501	16,226	15,252
Cost of services	70,612	67,807	67,756	62,930

Total cost of revenues	87,854	83,308	83,982	78,182

Gross profit	303,972	264,364	255,633	245,054
Operating expenses:
Sales and marketing	146,525	130,368	127,127	120,950
Research and development	63,392	58,710	55,882	54,976
General and administrative	40,251	35,881	32,047	30,076
Facilities consolidation	201,615	—	—	—
Restructuring charges	454	—	—	—
Acquisition-related in-process research and development	—	1,700	—	2,700

Total operating expenses	452,237	226,659	215,056	208,702

Income (loss) from operations	(148,265)	37,705	40,577	36,352
Interest and other, net:
Interest expense	(4,543)	(6,082)	(5,974)	(6,024)
Net gain on sales of equity investments	102	—	—	10,972
Interest income and other	14,956	15,626	14,607	10,677

Total interest and other, net	10,515	9,544	8,633	15,625

Income (loss) before provision (benefit) for income taxes	(137,750)	47,249	49,210	51,977
Provision for income taxes	(38,019)	12,128	15,194	16,883

Net income (loss)	$(99,731)	$35,121	$34,016	$35,094

Net income per share:
Basic	$(0.25)	$0.09	$0.09	$0.09
Diluted	$(0.25)	$0.08	$0.08	$0.09

Consolidated balance sheets for the interim periods of fiscal 2008 and fiscal 2007:

	January 31, 2008	October 31, 2007	July 31, 2007	April 30, 2007
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$993,685	$826,602	$830,683	$942,917
Restricted cash	837	1,035	1,266	1,413
Short-term investments	508,070	416,619	290,313	342,350
Accounts receivable, net of allowance for doubtful accounts	395,890	297,013	296,213	305,380
Deferred tax assets, net	81,991	98,122	118,543	128,882
Prepaid expenses and other current assets	72,548	55,956	49,855	49,818

Total current assets	2,053,021	1,695,347	1,586,873	1,770,760
Long-term investments	17,475	26,374	52,683	48,913
Property and equipment, net	194,867	189,397	188,724	188,664
Goodwill, net	227,536	232,527	233,213	233,226
Acquired intangible assets, net	38,173	42,453	48,599	55,834
Long-term restricted cash	2,597	2,399	2,371	2,371
Long-term deferred tax assets, net	129,620	111,477	112,255	112,602
Other long-term assets	9,359	9,931	10,185	9,858

Total assets	$2,672,648	$2,309,905	$2,234,903	$2,422,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,631	$29,806	$25,597	$31,119
Accrued liabilities	107,277	103,899	87,315	98,922
Restructuring obligations	2,846	3,112	3,168	2,000
Accrued payroll and related liabilities	112,187	82,136	82,594	71,100
Accrued income taxes	9,880	5,403	14,446	18,632
Deferred revenue	476,985	388,589	407,925	434,722
Deferred tax liability	—	4,788	4,788	4,788
Current portion of notes payable and other obligations	988	657	565	607

Total current liabilities	740,794	618,390	626,398	661,890
Long-term tax liabilities	151,767	135,044	132,551	130,456
Notes payable and other long-term obligations	21,977	20,728	16,720	230,735
Commitments and contingencies
Stockholders’ equity:
Common stock	471	456	456	456
Additional paid-in capital	2,079,967	1,936,435	1,926,244	1,915,017
Treasury stock, at cost	(478,249)	(478,249)	(478,249)	(478,249)
Retained earnings (Accumulated deficit)	125,899	50,179	(5,793)	(52,844)
Accumulated other comprehensive income	30,022	26,922	16,576	14,767

Total stockholders’ equity	1,758,110	1,535,743	1,459,234	1,399,147

Total liabilities and stockholders’ equity	$2,672,648	$2,309,905	$2,234,903	$2,422,228

	January 31, 2007	October 31, 2006	July 31, 2006	April 30, 2006
	(in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$867,294	$799,312	$1,041,891	$971,965
Restricted cash	1,413	262,168	1,813	1,666
Short-term investments	313,941	344,830	323,347	297,325
Accounts receivable, net of allowance for doubtful accounts	394,799	273,162	255,359	242,461
Deferred tax assets, net	56,767	—	20,604	25,500
Prepaid expenses and other current assets	46,126	43,750	55,056	61,154

Total current assets	1,680,340	1,723,222	1,698,070	1,600,071
Long-term investments	93,528	31,743	46,834	45,490
Property and equipment, net	144,471	344,789	341,112	341,991
Goodwill, net	233,998	246,951	201,148	200,213
Acquired intangible assets, net	67,959	78,323	80,726	88,540
Long-term restricted cash	2,372	1,534	1,534	2,644
Long-term deferred tax assets, net	166,027	38,230	35,984	28,574
Other long-term assets	10,147	10,696	10,182	8,939

Total assets	$2,398,842	$2,475,488	$2,415,590	$2,316,462

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,521	$36,059	$32,641	$24,019
Accrued liabilities	93,507	92,683	88,096	96,223
Restructuring obligations	3,089	2,022	2,034	3,198
Accrued payroll and related liabilities	105,797	77,178	75,854	72,742
Accrued income taxes	120,156	71,357	76,628	74,983
Deferred revenue	449,282	337,598	355,914	365,003
Convertible subordinated notes	—	255,250	255,250	255,250
Deferred tax liability	4,788	—	1,208	—
Current portion of notes payable and other obligations	1,302	504	421	933

Total current liabilities	805,442	872,651	888,046	892,351
Long-term deferred tax liabilities	—	3,943	3,363	1,283
Notes payable and other long-term obligations	228,790	231,386	227,516	227,632
Commitments and contingencies
Stockholders’ equity:
Common stock	456	456	454	449
Additional paid-in capital	1,902,657	1,806,713	1,771,368	1,708,103
Treasury stock, at cost	(478,249)	(478,249)	(478,249)	(478,249)
Retained earnings (Accumulated deficit)	(72,416)	27,317	(7,805)	(41,819)
Accumulated other comprehensive income	12,162	11,271	10,897	6,712

Total stockholders’ equity	1,364,610	1,367,508	1,296,665	1,195,196

Total liabilities and stockholders’ equity	$2,398,842	$2,475,488	$2,415,590	$2,316,462

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Based on its assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2008, based on criteria in Internal Control—Integrated Framework, issued by the COSO. The effectiveness of our internal control over financial reporting as of January 31, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BEA Systems, Inc.

We have audited BEA Systems, Inc.’s internal control over financial reporting as of January 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). BEA Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, BEA Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of January 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2008 of BEA Systems, Inc. and our report dated March 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California

March 26, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding directors, executive officers and corporate governance is incorporated by reference to the proxy statement for the Company’s 2008 annual meeting of stockholders, if held, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K (the “Proxy Statement”).

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

ITEM 11.	EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding security ownership of certain beneficial owners and management and related stockholder matters is incorporated by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding certain relationships and related transactions, and director independence, is incorporated by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accounting fees and services is incorporated by reference to the Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

(3) Exhibits

See Exhibit Index immediately following the signature pages.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEA SYSTEMS, INC.

By:	/s/ MARK P. DENTINGER
Mark P. Dentinger Chief Financial Officer and Principal Accounting Officer

March 28, 2008

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ALFRED S. CHUANG Alfred S. Chuang	Chief Executive Officer, President and Chairman of the Board	March 28, 2008

/s/ MARK P. DENTINGER Mark P. Dentinger	Executive Vice President and Chief Financial Officer	March 28, 2008

/s/ ROBIN A. ABRAMS Robin A. Abrams	Director	March 28, 2008

/s/ L. DALE CRANDALL L. Dale Crandall	Director	March 28, 2008

/s/ STEWART K. P. GROSS Stewart K. P. Gross	Director	March 28, 2008

/s/ WILLIAM H. JANEWAY William H. Janeway	Director	March 28, 2008

/s/ DEAN O. MORTON Dean O. Morton	Director	March 28, 2008

Signature	Title	Date

/s/ BRUCE A. PASTERNACK Bruce A. Pasternack	Director	March 28, 2008

/s/ KIRAN M. PATEL Kiran M. Patel	Director	March 28, 2008

/s/ GEORGE REYES George Reyes	Director	March 28, 2008

/s/ RICHARD T. SCHLOSBERG, III Richard T. Schlosberg, III	Director	March 28, 2008

Exhibit	Description
2.1	Agreement and Plan of Merger, dated January 16, 2008, among the Registrant, Oracle Corporation and Bronco Acquisition Corporation (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Form 8-K, filed on January 17, 2008, Commission File No. 000-22369)

2.2	Voting Agreement, dated January 16, 2008, by and between Alfred S. Chuang and Oracle Corporation (incorporated herein by reference to Exhibit 2.2 to the Registrant’s Form 8-K, filed on January 17, 2008, Commission File No. 000-22369)

3.1	Form of Registrant’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

3.2	Registrant’s Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission File No. 000-22369)

4.1	Form of Preferred Stock Rights Agreement between the Registrant and Equiserve Trust Company, N.A., dated September 14, 2001, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G, filed on October 1, 2001, Commission File No. 000-22369)

4.2	Amendment No. 1 to the Preferred Stock Rights Agreement, dated January 15, 2003 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 8-A12G/A, filed on January 22, 2003, Commission File No. 000-22369)

4.3	Amendment No. 2 to the Preferred Stock Rights Agreement, dated January 16, 2008 (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A/A, filed on January 16, 2008, Commission File No. 000-22369)

4.4	Investor Rights Agreements by and among the Registrant and the investors and the founders named therein (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2, filed on January 31, 1997, Commission File No. 333-20791)

10.1	Agreement between the Registrant and Novell, dated January 24, 1996, and Amendments thereto (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form SB-2, filed on April 3, 1997, Commission File No. 333-20791)

10.2	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2315 North First Street, San Jose, California, dated December 26, 1997 (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-KSB, filed on April 30, 1998, Commission File No. 000-22369)

10.3	Lease agreement between the Registrant and Sobrato Interest III for premise located at 2345 North First Street, San Jose, California, dated December 26, 1997 (incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-KSB, filed on April 30, 1998, Commission File No. 000-22369)

10.4	Lease agreement between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, California, dated September 24, 1999 (incorporated herein by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

10.5	First amendment to lease between the Registrant and Russ Building for premise located at 235 Montgomery Street, San Francisco, California, dated March 15, 2000 (incorporated herein by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)

10.6	Purchase and Sale Agreement, dated February 22, 2007, among the Registrant, The Sobrato Family Foundation and Sobrato-Sobrato Investments (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission
File No. 000-22369)

Exhibit	Description
10.7	Land Purchase and Sale Agreement, dated February 26, 2007, between the Registrant and Tishman Speyer Development Corporation (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission
File No. 000-22369)

10.8	Credit Agreement between the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto, dated July 31, 2006 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)

10.9	Waiver No. 1 to the Credit Agreement, dated October 6, 2006, among the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)

10.10	Waiver No. 2 to the Credit Agreement, dated December 8, 2006, among the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed on November 15, 2007, Commission
File No. 000-22369)

10.11	Waiver No. 3 to the Credit Agreement, dated March 9, 2007, among the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission
File No. 000-22369)

10.12	Waiver No. 4 to the Credit Agreement, dated July 9, 2007, among the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission
File No. 000-22369)

10.13	Waiver No. 5 to the Credit Agreement, dated October 9, 2007, among the Registrant, JPMorgan Chase Bank, National Association, as Administrative Agent, Citicorp USA, Inc., as Syndication Agent, Bank of America, N.A., Comerica Bank and Deutsche Bank AG New York Branch, as Co-Documentation Agents, and the lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission File No. 000-22369)

10.14	Registrant’s 1995 Flexible Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form SB-2, filed on January 31, 1997, Commission File No. 333-20791)*

10.15	Registrant’s 1997 Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on April 14, 2006, Commission File No. 000-22369)*

10.16	Registrant’s 1997 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2001, Commission File No. 000-22369)*

Exhibit	Description
10.17	Forms of agreement under the Registrant’s 1997 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.18	Registrant’s 2000 NonQualified Stock Incentive Plan, including forms of agreements thereunder (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, filed on May 1, 2000, Commission File No. 000-22369)*

10.19	Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.30 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission File No. 000-22369)*

10.20	Form of Notice of Grant of Stock Options and Option Agreement and form of Non-Qualified Stock Option Agreement under the Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 29, 2007, Commission File No. 000-22369)*

10.21

Form of Notice of Restricted Stock Unit Award and form of Restricted Stock Unit Award Agreement under the Registrant’s 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 29, 2007, Commission

File No. 000-22369)*

10.22	Senior Executive Bonus Plan, effective July 19, 2006 (incorporated herein by reference to Exhibit 10.31 to the Registrant’s Current Report on Form 8-K, filed on July 24, 2006, Commission
File No. 000-22369)*

10.23	Description of bonus compensation paid for fiscal year 2007 under the Senior Executive Bonus Plan (incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K,
filed on March 20, 2007, Commission File No. 000-22369)*

10.24	Description of base salaries, target bonuses and equity awards for fiscal year 2008 (incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on April 30, 2007, Commission File No. 000-22369)*

10.25	Fiscal Year 2008 Executive Staff Bonus Plan under the Senior Executive Bonus Plan (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.26	Description of the Business Interaction Division Plan established under the Fiscal Year 2008 Executive Staff Bonus Plan and bonus compensation paid under the Business Interaction Division Plan (incorporated herein by reference to Item 5.02 of the Registrant’s Current Report on Form 8-K, filed on September 25, 2007, Commission File No. 000-22369)*

10.27	BEA Systems, Inc. Change in Control Severance Plan dated November 7, 2007 (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on
December 10, 2007, Commission File No. 000-22369)*

10.28	Form of Amended and Restated Employment Agreement between the Registrant and Alfred S. Chuang, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2004, Commission File No. 000-22369)*

10.29	Compensation Letter effective August 6, 2007 between the Registrant and Alfred S. Chuang (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission File No. 000-22369)*

10.30	Acknowledgement Agreement dated September 3, 2007 between the Registrant and Alfred S. Chuang (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission File No. 000-22369)*

10.31	Form of Employment Agreement between the Registrant and Mark P. Dentinger, dated February 24, 2005 (incorporated herein by reference to Exhibit 99.2 to the Registrant’s Current Report on
Form 8-K, filed on February 24, 2005, Commission File No. 000-22369)*

Exhibit	Description
10.32	Compensation Letter dated April 25, 2007 between the Registrant and Mark P. Dentinger (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.33	Form of Employment Agreement between the Registrant and Wai M. Wong, dated September 1, 2004 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 18, 2005, Commission File No. 000-22369)*

10.34	Compensation Letter dated April 25, 2007 between the Registrant and Wai M. Wong (incorporated herein by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.35	Employment Agreement, effective as of May 1, 2007, between the Registrant and Thomas M. Ashburn (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission File No. 000-22369)*

10.36	First Amendment to Employment Agreement, effective as of November 1, 2007, between the Registrant and Thomas M. Ashburn (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission
File No. 000-22369)*

10.37	Form of Employment Agreement between the Registrant and Mark T. Carges, dated November 8, 2007 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on
Form 8-K, filed on November 14, 2007, Commission File No. 000-22369)*

10.38	Compensation Letter dated April 25, 2007 between the Registrant and Mark T. Carges (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.39	Form of Amended and Restated Employment Agreement between the Registrant and Jeanne Wu, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, filed on April 18, 2005, Commission File No. 000-22369)*

10.40	Form of Amended and Restated Employment Agreement between the Registrant and William M. Klein, dated November 1, 2003 (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2004, Commission File No. 000-22369)*

10.41	Compensation Letter dated April 25, 2007 between the Registrant and William M. Klein (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on
Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.42	Form of Employment Agreement between the Registrant and David L. Gai, dated November 8, 2007 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on November 14, 2007, Commission File No. 000-22369)*

10.43	Compensation Letter dated April 25, 2007 between the Registrant and David L. Gai (incorporated herein by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.44	Form of Employment Agreement between the Registrant and Richard T. Geraffo, Jr., dated November 8, 2007 (incorporated herein by reference to Exhibit 10. to the Registrant’s Current Report on
Form 8-K, filed on November 14, 2007, Commission File No. 000-22369)*

10.45	Compensation Letter dated April 25, 2007 between the Registrant and Richard T. Geraffo, Jr. (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on
Form 10-Q, filed on November 15, 2007, Commission File No. 000-22369)*

10.46	Offer letter dated October 19, 2007 between the Registrant and Andrew Dahlkemper (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission File No. 000-22369)*

Exhibit	Description
10.47	Employment Agreement dated November 14, 2007 between the Registrant and Andrew Dahlkemper (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on December 10, 2007, Commission File No. 000-22369)*

10.48	Form of Resale Restriction Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2006, Commission File No. 000-22369)*

10.49	BEA Systems, Inc. Stock Option Exercise Price Increase Election Form (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

10.50	BEA Systems, Inc. Stock Option Election Form for Individuals Who Exercised Discount Options in 2006 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on
Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

10.51	BEA Systems, Inc. Stock Option Fixed Date Exercise Election Form (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on January 8, 2007, Commission File No. 000-22369)*

10.52	Form of Stock Option Modification Agreement by and between the Registrant and certain executive officers or directors (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on November 14, 2007, Commission File No. 000-22369)*

10.53	Amendment to stock option agreements between the Registrant and Mark Carges, dated December 12, 2007 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed on December 18, 2007, Commission File No. 000-22369)*

11.1	Statement re: computation of income (loss) per share (included on page 149 of this Annual Report)

14.1	Financial Officer Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed on April 15, 2004, Commission File No. 000-22369)

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney (see Signature Page)

31.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Alfred S. Chuang, Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Mark P. Dentinger, Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes a management contract or compensatory plan or arrangement.

BEA SYSTEMS, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Fiscal Year Ended January 31, 2008, 2007 and 2006

(in thousands)

	Balance at beginning of period	Additions to the allowance recorded as general and administrative expense	Additions to the allowance recorded as reductions of revenue	Deductions(i)	Balance at end of period
January 31, 2008
Allowance for doubtful accounts	$11,413	$—	$7,646	$(7,014)	$12,045
January 31, 2007
Allowance for doubtful accounts	$9,350	$—	$8,594	$(6,531)	$11,413
January 31, 2006
Allowance for doubtful accounts	$9,379	$—	$3,618	$(3,647)	$9,350

(i)	Uncollectible accounts written off, net of recoveries.